Form 10-Q
period 2019-03-31
SONOCO PRODUCTS CO
filed 2019-05-01
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 001-11261
SONOCO PRODUCTS COMPANY

Incorporated under the laws of South Carolina	I.R.S. Employer Identification No. 57-0248420
1 N. Second St.
Hartsville, South Carolina 29550
Telephone: 843/383-7000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock at April 19, 2019:
Common stock, no par value: 100,046,815

SONOCO PRODUCTS COMPANY

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.
SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars and shares in thousands)

	March 31, 2019	December 31, 2018*
Assets
Current Assets
Cash and cash equivalents	$124,328	$120,389
Trade accounts receivable, net of allowances	773,943	737,420
Other receivables	96,294	111,915
Inventories, net:
Finished and in process	187,422	174,115
Materials and supplies	328,243	319,649
Prepaid expenses	58,261	55,784
	1,568,491	1,519,272
Property, Plant and Equipment, Net	1,224,143	1,233,821
Goodwill	1,307,166	1,309,167
Other Intangible Assets, Net	340,844	352,037
Deferred Income Taxes	47,872	47,297
Right of Use Asset-Operating Leases	308,166	—
Other Assets	144,822	121,871
Total Assets	$4,941,504	$4,583,465
Liabilities and Equity
Current Liabilities
Payable to suppliers	$571,370	$556,011
Accrued expenses and other	343,599	322,958
Notes payable and current portion of long-term debt	221,199	195,445
Accrued taxes	20,060	8,516
	1,156,228	1,082,930
Long-term Debt, Net of Current Portion	1,189,415	1,189,717
Noncurrent Operating Lease Liabilities	262,663	—
Pension and Other Postretirement Benefits	369,910	374,419
Deferred Income Taxes	63,806	64,273
Other Liabilities	98,343	99,848
Sonoco Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares 100,036 and 99,829 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	7,175	7,175
Capital in excess of stated value	302,273	304,709
Accumulated other comprehensive loss	(734,745)	(740,913)
Retained earnings	2,213,473	2,188,115
Total Sonoco Shareholders’ Equity	1,788,176	1,759,086
Noncontrolling Interests	12,963	13,192
Total Equity	1,801,139	1,772,278
Total Liabilities and Equity	$4,941,504	$4,583,465

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended
	March 31, 2019	April 1, 2018
Net sales	$1,351,705	$1,304,187
Cost of sales	1,081,584	1,053,585
Gross profit	270,121	250,602
Selling, general and administrative expenses	142,561	137,441
Restructuring/Asset impairment charges	10,672	3,063
Operating profit	116,888	110,098
Non-operating pension costs/(income)	6,041	(291)
Interest expense	16,032	14,795
Interest income	647	1,440
Income before income taxes	95,462	97,034
Provision for income taxes	22,624	23,356
Income before equity in earnings of affiliates	72,838	73,678
Equity in earnings of affiliates, net of tax	930	1,247
Net income	73,768	74,925
Net income attributable to noncontrolling interests	(105)	(870)
Net income attributable to Sonoco	$73,663	$74,055
Weighted average common shares outstanding:
Basic	100,640	100,396
Diluted	101,072	100,896
Per common share:
Net income attributable to Sonoco:
Basic	$0.73	$0.74
Diluted	$0.73	$0.73
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31, 2019	April 1, 2018
Net income	$73,768	$74,925
Other comprehensive income/(loss):
Foreign currency translation adjustments	(2,972)	22,982
Changes in defined benefit plans, net of tax	7,156	5,817
Changes in derivative financial instruments, net of tax	1,864	1,047
Other comprehensive income	$6,048	$29,846
Comprehensive income	$79,816	$104,771
Net income attributable to noncontrolling interests	(105)	(870)
Other comprehensive income attributable to noncontrolling interests	(120)	(429)
Comprehensive income attributable to Sonoco	$79,591	$103,472
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN TOTAL EQUITY (unaudited)
(Dollars in thousands)

	Total Equity	Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests
		Outstanding	Amount
December 31, 2017	$1,730,060	99,414	$7,175	$330,157	$(666,272)	$2,036,006	$22,994
Net income	74,925					74,055	870
Other comprehensive income:
Translation gain	22,982				22,553		429
Defined benefit plan adjustment, net of tax	5,817				5,817
Derivative financial instruments, net of tax	1,047				1,047
Other comprehensive income	$29,846				$29,417		$429
Dividends	(39,535)					(39,535)
Issuance of stock awards	479	227		479
Shares repurchased	(4,088)	(78)		(4,088)
Stock-based compensation	3,048			3,048
Impact of new accounting pronouncements	1,721				(176)	1,897
April 1, 2018	$1,796,456	99,563	$7,175	$329,596	$(637,031)	$2,072,423	$24,293

	Total Equity	Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests
		Outstanding	Amount
December 31, 2018	$1,772,278	99,829	$7,175	$304,709	$(740,913)	$2,188,115	$13,192
Net income	73,768					73,663	105
Other comprehensive income/(loss):
Translation loss	(2,972)				(2,852)		(120)
Defined benefit plan adjustment, net of tax	7,156				7,156
Derivative financial instruments, net of tax	1,864				1,864
Other comprehensive income/(loss)	$6,048				$6,168		$(120)
Dividends	(41,534)					(41,534)
Dividends paid to noncontrolling interests	(214)						(214)
Issuance of stock awards	399	340		399
Shares repurchased	(7,395)	(133)		(7,395)
Stock-based compensation	4,560			4,560
Impact of new accounting pronouncements	(6,771)					(6,771)
March 31, 2019	$1,801,139	100,036	$7,175	$302,273	$(734,745)	$2,213,473	$12,963

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31, 2019	April 1, 2018
Cash Flows from Operating Activities:
Net income	$73,768	$74,925
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment	1,400	162
Depreciation, depletion and amortization	58,614	58,068
Share-based compensation expense	4,560	3,048
Equity in earnings of affiliates	(930)	(1,247)
Cash dividends from affiliated companies	525	900
Net loss/(gain) on disposition of assets	2,160	(227)
Pension and postretirement plan expense	7,056	8,492
Pension and postretirement plan contributions	(17,353)	(18,724)
Net decrease in deferred taxes	(1,092)	(1,669)
Change in assets and liabilities, net of effects from acquisitions, dispositions, and foreign currency adjustments:
Trade accounts receivable	(40,036)	(19,346)
Inventories	(20,631)	(17,814)
Payable to suppliers	14,763	10,267
Prepaid expenses	(2,637)	(4,202)
Accrued expenses	(16,865)	(229)
Income taxes payable and other income tax items	11,400	17,183
Other assets and liabilities	17,617	10,178
Net cash provided by operating activities	92,319	119,765
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(42,157)	(41,360)
Cost of acquisitions, net of cash acquired	(455)	—
Proceeds from the sale of assets	493	5,352
Investment in affiliates and other, net	1,150	148
Net cash used in investing activities	(40,969)	(35,860)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	15,566	21,488
Principal repayment of debt	(34,651)	(19,662)
Net change in commercial paper	31,000	10,000
Net decrease in outstanding checks	(10,993)	(5,506)
Cash dividends	(41,136)	(38,829)
Dividends paid to noncontrolling interests	(214)	—
Shares acquired	(7,395)	(4,088)
Net cash used in financing activities	(47,823)	(36,597)
Effects of Exchange Rate Changes on Cash	412	3,030
Net Increase in Cash and Cash Equivalents	3,939	50,338
Cash and cash equivalents at beginning of period	120,389	254,912
Cash and cash equivalents at end of period	$124,328	$305,250
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 1:  Basis of Interim Presentation
In the opinion of the management of Sonoco Products Company (the “Company” or “Sonoco”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise stated) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the three months ended March 31, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
With respect to the unaudited condensed consolidated financial information of the Company for the three-month periods ended March 31, 2019 and April 1, 2018 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 1, 2019 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Note 2:  New Accounting Pronouncements
In December 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-16 “Derivatives and Hedging: Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes,” which allows the use of the SOFR and OIS rate as benchmark rates after the Federal Reserve started publishing such daily rate on April 3, 2018. The Company adopted the standard effective January 1, 2019 using the prospective basis. The adoption did not have a material effect on the consolidated financial statements.
In January 2016, the FASB issued ASU 2016-02, "Leases" (“ASU 2016-02”) requiring lessees to recognize on the balance sheet a right-of-use asset and lease liability for all long-term leases and requiring disclosure of key information about leasing arrangements in order to increase transparency and comparability among organizations. The accounting for lessors does not fundamentally change except for changes to conform and align guidance to the lessee guidance and the revenue recognition standard adopted in 2018. The Company established a cross-functional team to implement certain software solutions as part of its newly integrated enterprise-wide lease management system. The implementation plan included developing business processes, accounting systems, and internal controls to ensure the Company's compliance with reporting and disclosure requirements of the new standard. The Company elected the package of practical expedients permitted under the transition guidance within the new standard upon adoption and has made an accounting policy election to keep leases with a term of 12 months or less off of the balance sheet in accordance with ASU 2016-02’s short-term lease exemption provision. The Company is also electing the hindsight practical expedient to determine the reasonably certain lease term for existing leases and has elected to combine lease and non-lease components as a single lease component for all classes of assets.
The Company adopted ASU 2016-02 as of January 1, 2019, using a modified retrospective transition method and elected to apply the optional transition approach prescribed by ASU 2018-11 which allows entities to initially apply the new leases standard at the adoption date, without adjusting comparative periods. The adoption of the ASU 2016-02 resulted in the Company recording a right of use asset impact of $336,083 and a lease liability impact of $344,362 to its consolidated balance sheet, partially offset by a cumulative effect adjustment to retained earnings of $6,771 and a $1,508 reduction to deferred tax liabilities.
During the three-month period ended March 31, 2019, there have been no other newly issued nor newly applicable accounting pronouncements that have had, or are expected to have, a material impact on the Company’s financial statements. Further, at March 31, 2019, there were no other pronouncements pending adoption that are expected to have a material impact on the Company’s consolidated financial statements.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 3:  Acquisitions
 The Company completed the acquisition of the remaining 70 percent interest in Conitex Sonoco (BVI), Ltd. ("Conitex Sonoco") from Texpack Investments, Inc. ("Texpack") on October 1, 2018. Concurrent with this acquisition, the Company also acquired a rigid paper facility in Spain ("Compositub") from Texpack Group Holdings B.V. Final consideration for both acquisitions was subject to a post-closing adjustment for the change in working capital to the date of closing. These adjustments were settled in February 2019 for additional cash payments to the sellers totaling $455.
On April 12, 2018, the Company completed the acquisition of Highland Packaging Solutions ("Highland"). Highland manufactures thermoformed plastic packaging for fresh produce and dairy products from a single production facility in Plant City, Florida. The acquisition of Highland included a contingent purchase liability of $7,500 payable in two installments and based upon a sales metric which the Company expects to meet. The first installment of $5,000 is expected to be paid by the end of the second quarter of 2019 and the second installment of $2,500 is to be paid two years after the closing date. The liability for these two payments has been recognized in full on the Company's Condensed Consolidated Balance Sheets at March 31, 2019 and December 31,2018, with the first installment included in "Accrued expenses and other" and the second in "Other Liabilities."
During the three months ended March 31, 2019, the Company continued to finalize its valuations of the assets acquired and liabilities assumed in acquisitions completed in the previous year based on new information obtained about facts and circumstances that existed as of their respective acquisition dates. As a result, the following measurement period adjustments were made to the previously disclosed provisional fair values:

	Conitex Sonoco	Compositub	Highland
Trade accounts receivable	$(77)	$203	$—
Inventories	—	50	—
Property, plant and equipment	(199)	(1,026)	1,895
Goodwill	1,971	(566)	(1,895)
Other intangible assets	300	1,888	—
Accrued expenses and other	(1,782)	(138)	—
Other net tangible assets /(liabilities)	(129)	(40)	—
Net assets	$84	$371	$—

Management is continuing to finalize its valuations of certain assets and liabilities associated with its 2018 acquisitions, including, but not limited to: inventory; property, plant and equipment; other intangible assets; and trade accounts receivable, and expects to complete its valuations within one year of the respective dates of acquisition.
The Company has accounted for its acquisitions as business combinations under the acquisition method of accounting, in accordance with the business combinations subtopic of the Accounting Standards Codification and has included their results of operations in the Company's Condensed Consolidated Statements of Income from their respective dates of acquisition.
Acquisition-related costs of $400 and $545 were incurred during the three months ended March 31, 2019 and April 1, 2018, respectively. Acquisition-related costs consist primarily of legal and professional fees and are included in "Selling, general and administrative expenses" in the Company's Condensed Consolidated Statements of Income.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 4:  Shareholders' Equity
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31, 2019	April 1, 2018
Numerator:
Net income attributable to Sonoco	$73,663	$74,055
Denominator:
Weighted average common shares outstanding:
Basic	100,640	100,396
Dilutive effect of stock-based compensation	432	500
Diluted	101,072	100,896
Net income attributable to Sonoco per common share:
Basic	$0.73	$0.74
Diluted	$0.73	$0.73
Cash dividends	$0.41	$0.39

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
The average numbers of SARs that were not dilutive and, therefore, not included in the computation of diluted earnings per share during the three month periods ended March 31, 2019 and April 1, 2018 were as follows:

	Three Months Ended
	March 31, 2019	April 1, 2018

Anti-dilutive stock appreciation rights	305	738
No adjustments were made to net income attributable to Sonoco in the computations of earnings per share.
Stock Repurchases
On February 10, 2016, the Company’s Board of Directors authorized the repurchase of up to 5,000 shares of the Company's common stock. A total of 2,030 were purchased in 2016. No shares were repurchased under this authorization during 2017, 2018, or during the three months ended March 31, 2019. Accordingly, a total of 2,970 shares remain available for repurchase at March 31, 2019.
The Company frequently repurchases shares of its common stock to satisfy employee tax withholding obligations in association with certain share-based compensation awards. These repurchases, which are not part of a publicly announced plan or program, totaled 133 shares in the three months ended March 31, 2019 at a cost of $7,395, and 78 shares in the three months ended April 1, 2018 at a cost of $4,088.
Dividend Declarations
On February 13, 2019, the Board of Directors declared a regular quarterly dividend of $0.41 per share. This dividend was paid on March 8, 2019 to all shareholders of record as of February 27, 2019.
On April 17, 2019, the Board of Directors declared a regular quarterly dividend of $0.43 per share. This dividend is payable on June 10, 2019 to all shareholders of record as of May 10, 2019.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 5:  Restructuring and Asset Impairment
The Company has engaged in a number of restructuring actions over the past several years. Actions initiated in 2019 and 2018 are reported as “2019 Actions” and “2018 Actions,” respectively. Actions initiated prior to 2018, all of which were substantially complete at March 31, 2019, are reported as “2017 and Earlier Actions.”
Following are the total restructuring and asset impairment charges, net of adjustments, recognized by the Company during the periods presented:

	Three Months Ended
	March 31, 2019	April 1, 2018
Restructuring/Asset impairment:
2019 Actions	$6,389	$—
2018 Actions	4,046	2,207
2017 and Earlier Actions	237	856
Restructuring/Asset impairment charges	10,672	3,063
Income tax benefit	(2,638)	(685)
Less: Costs attributable to noncontrolling interests, net of tax	(69)	(5)
Restructuring/asset impairment charges attributable to Sonoco, net of tax	$7,965	$2,373

Pre-tax restructuring and asset impairment charges are included in “Restructuring/Asset impairment charges” in the Condensed Consolidated Statements of Income.
When recognizable in accordance with GAAP, the Company expects to recognize future additional charges totaling approximately $5,100 in connection with previously announced restructuring actions. The Company believes that the majority of these charges will be incurred and paid by the end of 2019. The Company continually evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions are likely to be undertaken.
2019 Actions
During 2019, the Company announced the elimination of a forming film production line at a flexible packaging facility in the United States, and initiated the closure of a composite can and injection molding facility in Germany (both part of the Consumer Packaging segment).  In addition, approximately 90 positions were eliminated in the first three months of 2019 in conjunction with the Company's ongoing organizational effectiveness efforts.
Below is a summary of 2019 Actions and related expenses by segment and by type incurred and estimated to be incurred through completion.

2019 Actions	First Quarter 2019	Estimated Total Cost
Severance and Termination Benefits
Consumer Packaging	$2,989	$6,639
Paper and Industrial Converted Products	422	422
Protective Solutions	341	341
Corporate	1,726	1,876
Asset Impairment / Disposal of Assets
Consumer Packaging	312	312
Other Costs
Consumer Packaging	442	442
Display and Packaging	155	255
Paper and Industrial Converted Products	2	2
Total Charges and Adjustments	$6,389	$10,289

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth the activity in the 2019 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

2019 Actions	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Accrual Activity 2019 Year to Date
Liability at December 31, 2018	$—	$—	$—	$—
2019 charges	5,478	312	599	6,389
Cash receipts/(payments)	(3,165)	—	(212)	(3,377)
Asset write downs/disposals	—	(312)	—	(312)
Foreign currency translation	(1)	—	—	(1)
Liability at March 31, 2019	$2,312	$—	$387	$2,699

"Asset Impairment/Disposal of Assets" consist of an impairment charge resulting from the elimination of a forming film line at a flexible packaging facility.
“Other Costs” consist primarily of costs related to plant closures including equipment removal, utilities, plant security, property taxes and insurance.
The Company expects to pay the majority of the remaining 2019 Actions restructuring costs by the end of 2019 using cash generated from operations.

2018 Actions
During 2018, the Company announced the closure of a flexible packaging plant in North Carolina, a global brand management facility in Canada, and a thermoformed packaging plant in California (all part of the Consumer Packaging segment), five tube and core plants - one in Alabama, one in Canada, one in Indonesia, one in Russia, and one in Norway (all part of the Paper and Industrial Converted Products segment), and a protective packaging plant in North Carolina (part of the Protective Solutions segment). Restructuring actions in the Display and Packaging segment included charges associated with exiting a single-customer contract at a packaging center near Atlanta, Georgia.  In addition, approximately 120 positions were eliminated throughout 2018 in conjunction with the Company's ongoing organizational effectiveness efforts.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Below is a summary of 2018 Actions and related expenses by segment and by type incurred and estimated to be incurred through completion.

	Three Months Ended
2018 Actions	March 31, 2019	April 1, 2018
Severance and Termination Benefits
Consumer Packaging	$641	$788	$5,341	$5,341
Display and Packaging	2	175	1,941	1,941
Paper and Industrial Converted Products	169	991	3,280	3,280
Protective Solutions	(1)	259	1,074	1,074
Corporate	—	223	243	243
Asset Impairment / Disposal of Assets
Consumer Packaging	1,007	(14)	3,695	3,695
Display and Packaging	87	(272)	4,712	4,712
Paper and Industrial Converted Products	226	—	344	344
Protective Solutions	—	—	(243)	(243)
Other Costs
Consumer Packaging	1,809	11	4,199	5,049
Display and Packaging	48	—	9,898	10,048
Paper and Industrial Converted Products	40	—	1,801	1,901
Protective Solutions	18	46	64	64
Corporate	—	—	(10)	(10)
Total Charges and Adjustments	$4,046	$2,207	$36,339	$37,439

The following table sets forth the activity in the 2018 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

2018 Actions	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Accrual Activity 2019 Year to Date
Liability at December 31, 2018	$3,194	$—	$179	$3,373
2019 charges	811	1,320	1,915	4,046
Cash receipts/(payments)	(1,961)	422	(1,977)	(3,516)
Asset write downs/disposals	—	(1,742)	—	(1,742)
Foreign currency translation	1	—	3	4
Liability at March 31, 2019	$2,045	$—	$120	$2,165

Included in "Asset Impairment/Disposal of Assets" above are losses totaling $232 related to the sale of fixed assets and inventory associated with the closure of a tube and core plant in Indonesia. The Company received proceeds of $416 from this sale and wrote off assets with a book value totaling $648. Additionally, "Asset Impairment/Disposal of Assets" above includes impairment charges of $909 related to the closure of a thermoformed packaging plant in California.
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

2017 and Earlier Actions
2017 and Earlier Actions are comprised of a number of plant closures and workforce reductions initiated prior to 2018. Charges for these actions in both 2019 and 2018 primarily relate to the cost of plant closures including severance, equipment removal, plant security, property taxes and insurance.
The Company expects to recognize future pretax charges of approximately $100 associated with 2017 and Earlier Actions.
Below is a summary of expenses/(income) incurred by segment for 2017 and Earlier Actions for the three-month periods ended March 31, 2019 and April 1, 2018.

	Three Months Ended
2017 and Earlier Actions	March 31, 2019	April 1, 2018
Consumer Packaging	$55	$944
Display and Packaging	83	(189)
Paper and Industrial Converted Products	15	(144)
Protective Solutions	84	245
Total (credits)/charges, net of adjustments	$237	$856

The accrual for 2017 and Earlier Actions totaled $1,653 and $4,199 at March 31, 2019 and December 31, 2018, respectively, and is included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets. The majority of the liability associated with 2017 and Earlier Actions relates to unpaid severance costs and is expected to be paid by the end of 2019 using cash generated from operations.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 6: Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive loss and the changes in the balances of each component of accumulated other comprehensive loss, net of tax as applicable, for the three months ended March 31, 2019 and April 1, 2018:

	Foreign Currency Items	Defined Benefit Pension Items	Gains and Losses on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at December 31, 2017	$(198,495)	$(467,136)	$(641)	$(666,272)
Other comprehensive income/(loss) before reclassifications	22,553	(1,145)	1,182	22,590
Amounts reclassified from accumulated other comprehensive loss to net income	—	6,962	(180)	6,782
Amounts reclassified from accumulated other comprehensive loss to fixed assets	—	—	45	45
Other comprehensive income	22,553	5,817	1,047	29,417
Amounts reclassified from retained earnings to accumulated other comprehensive loss	—	—	(176)	(176)
Balance at April 1, 2018	$(175,942)	$(461,319)	$230	$(637,031)

Balance at December 31, 2018	$(251,102)	$(487,380)	$(2,431)	$(740,913)
Other comprehensive income/(loss) before reclassifications	(2,852)	(508)	2,256	(1,104)
Amounts reclassified from accumulated other comprehensive loss to net income	—	7,664	(347)	7,317
Amounts reclassified from accumulated other comprehensive loss to fixed assets	—	—	(45)	(45)
Other comprehensive income/(loss)	(2,852)	7,156	1,864	6,168
Balance at March 31, 2019	$(253,954)	$(480,224)	$(567)	$(734,745)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the effects on net income of significant amounts reclassified from each component of accumulated other comprehensive loss for the three month periods ended March 31, 2019 and April 1, 2018:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended
Details about Accumulated Other Comprehensive Loss Components	March 31, 2019	April 1, 2018	Affected Line Item in the Condensed Consolidated Statements of Income
Gains and losses on cash flow hedges
Foreign exchange contracts	$317	$810	Net sales
Foreign exchange contracts	(288)	(527)	Cost of sales
Commodity contracts	435	(58)	Cost of sales
	$464	$225	Income before income taxes
	(117)	(45)	Provision for income taxes
	$347	$180	Net income
Defined benefit pension items
Effect of settlement loss(a)	$(1,322)	$—	Non-operating pension (costs)/income
Amortization of defined benefit pension items(a)	(8,932)	(9,301)	Non-operating pension (costs)/income
	$(10,254)	$(9,301)	Income before income taxes
	2,590	2,339	Provision for income taxes
	$(7,664)	$(6,962)	Net income
Total reclassifications for the period	$(7,317)	$(6,782)	Net income

(a) See Note 10 for additional details.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the before and after tax amounts for the various components of other comprehensive income/(loss) for the three-month periods ended March 31, 2019 and April 1, 2018:

	Three months ended March 31, 2019			Three months ended April 1, 2018
	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Foreign currency items:
Net other comprehensive income/(loss) from foreign currency items	$(2,852)	$—	$(2,852)	$22,553	$—	$22,553
Defined benefit pension items:
Other comprehensive income/(loss) before reclassifications	(681)	173	(508)	(1,145)	—	(1,145)
Amounts reclassified from accumulated other comprehensive income/(loss) to net income	10,254	(2,590)	7,664	9,301	(2,339)	6,962
Net other comprehensive income/(loss) from defined benefit pension items	9,573	(2,417)	7,156	8,156	(2,339)	5,817
Gains and losses on cash flow hedges:
Other comprehensive income/(loss) before reclassifications	3,022	(766)	2,256	1,475	(293)	1,182
Amounts reclassified from accumulated other comprehensive income/(loss) to net income	(464)	117	(347)	(225)	45	(180)
Amounts reclassified from accumulated other comprehensive income/(loss) to fixed assets	(45)	—	(45)	45	—	45
Net other comprehensive income/(loss) from cash flow hedges	2,513	(649)	1,864	1,295	(248)	1,047
Other comprehensive income/(loss):	$9,234	$(3,066)	$6,168	$32,004	$(2,587)	$29,417

Note 7:  Goodwill and Other Intangible Assets
Goodwill
A summary of the changes in goodwill by segment for the three months ended March 31, 2019 is as follows:

	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Total
Goodwill at December 31, 2018	$617,332	$203,414	$256,947	$231,474	$1,309,167
Foreign currency translation	(690)	—	(929)	108	(1,511)
Other	(2,461)	—	1,971	—	(490)
Goodwill at March 31, 2019	$614,181	$203,414	$257,989	$231,582	$1,307,166

Measurement period adjustments made in the first three months of 2019 to finalize the fair values of the assets acquired and the liabilities assumed in the 2018 acquisitions of Compositub, Highland, and Conitex Sonoco resulted in increases/(decreases) in goodwill of $(566), $(1,895) and $1,971, respectively. These adjustments are reflected above in "Other." See Note 3 for additional information.
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
Although no reporting units failed the assessments noted above, in management’s opinion, the goodwill of the Display and Packaging reporting unit is at risk of impairment in the near term if operating performance does not continue to improve in line with management's expectations, or if there is a negative change in the long-term outlook for the business or in other factors such as the discount rate. Total goodwill associated with this reporting unit was $203,414 at March 31, 2019. In addition, a large portion of projected sales in the Display and Packaging reporting unit is concentrated in several major customers, the loss of any of which could impact the Company's conclusion regarding the likelihood of goodwill impairment for the unit.

During the time subsequent to the annual evaluation, and at March 31, 2019, the Company considered whether any events and/or changes in circumstances had resulted in the likelihood that the goodwill of any of its reporting units may have been impaired. It is management's opinion that no such events have occurred.

Other Intangible Assets
A summary of other intangible assets as of March 31, 2019 and December 31, 2018 is as follows:

	March 31, 2019	December 31, 2018
Other Intangible Assets, gross:
Patents	$22,496	$22,509
Customer lists	548,443	548,038
Trade names	31,010	31,174
Proprietary technology	28,333	28,748
Land use rights	286	282
Other	2,124	2,093
Other Intangible Assets, gross	$632,692	$632,844

Accumulated Amortization:
Patents	(10,021)	(9,539)
Customer lists	(256,696)	(246,946)
Trade names	(7,773)	(7,413)
Proprietary technology	(15,818)	(15,400)
Land use rights	(49)	(48)
Other	(1,491)	(1,461)
Total Accumulated Amortization	$(291,848)	$(280,807)
Other Intangible Assets, net	$340,844	$352,037

Measurement period adjustments made in the first three months of 2019 to finalize the fair values of the assets acquired and the liabilities assumed in the 2018 acquisitions of Compositub and Conitex Sonoco resulted in increases in other intangible assets, primarily customer lists, of $1,888 and $300, respectively.
Other intangible assets are amortized on a straight-line basis over their respective useful lives, which generally range from three to forty years. The Company has no intangible assets with indefinite lives.
Aggregate amortization expense was $12,792 and $10,202 for the three months ended March 31, 2019 and April 1, 2018, respectively. Amortization expense on other intangible assets is expected to total approximately $50,000 in 2019, $47,600 in 2020, $45,600 in 2021, $43,200 in 2022 and $38,400 in 2023.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 8: Financial Instruments and Derivatives
The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments for which the carrying amount differs from the fair value.

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, net of current portion	$1,189,415	$1,273,699	$1,189,717	$1,270,521

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
Cash Flow Hedges
At March 31, 2019 and December 31, 2018, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. These contracts, which have maturities ranging to December 2020, qualify as cash flow hedges under U.S. GAAP. For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item.

Commodity Cash Flow Hedges
The Company has entered into certain derivative contracts to manage the cost of anticipated purchases of natural gas and aluminum. At March 31, 2019, natural gas swaps covering approximately 6.0 million MMBTUs were outstanding. These contracts represent approximately 74% and 42% of anticipated U.S. and Canadian usage for the remainder of 2019 and 2020, respectively. Additionally, the Company had swap contracts covering 3,062 metric tons of aluminum, representing approximately 51% of anticipated usage for the remainder of 2019. The fair values of the Company’s commodity cash flow hedges netted to a loss position of $(914) and $(1,571) at March 31, 2019 and  December 31, 2018 respectively. The amount of the loss included in Accumulated Other Comprehensive Loss at March 31, 2019, that is expected to be reclassified to the income statement during the next twelve months is $(918).

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Foreign Currency Cash Flow Hedges
The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales, purchases, and capital spending forecast to occur in 2019. The net positions of these contracts at March 31, 2019 were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	purchase	12,928,059
Mexican peso	purchase	341,547
Polish zloty	purchase	50,222
Canadian dollar	purchase	46,690
Czech koruna	purchase	34,652
Turkish lira	purchase	4,917
British pound	purchase	1,133
Swedish krona	sell	(2,180)
Euro	sell	(13,542)
Russian ruble	sell	(83,981)

The fair value of foreign currency cash flow hedges related to forecasted sales and purchases netted to a gain position of $155 at March 31, 2019 and a loss position of $(1,624) at December 31, 2018. Gains of $155 are expected to be reclassified from accumulated other comprehensive income to the income statement during the next twelve months. In addition, the Company has entered into forward contracts to hedge certain foreign currency cash flow transactions related to construction in progress. As of March 31, 2019 and at December 31, 2018, the net position of these contracts were $(57) and $(88), respectively. During the three months ended March 31, 2019, losses from these hedges totaling $(45) were reclassified from accumulated other comprehensive income and included in the carrying value of the related fixed assets acquired. Losses of $(57) are expected to be reclassified from accumulated other comprehensive income and included in the carrying value of the related fixed assets acquired during the next twelve months.
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
The net positions of these contracts at March 31, 2019, were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	purchase	9,199,944
Mexican peso	purchase	420,776
Canadian dollar	purchase	21,475
South African rand	sell	(8,261)

The fair value of the Company’s other derivatives was a loss position of $(164) and a gain position of $166 at March 31, 2019 and December 31, 2018, respectively.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth the location and fair values of the Company’s derivative instruments at March 31, 2019 and December 31, 2018:

Description	Balance Sheet Location	March 31, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$144	$282
Commodity Contracts	Other assets	$95	$—
Commodity Contracts	Accrued expenses and other	$(1,153)	$(1,843)
Commodity Contracts	Other liabilities	$—	$(10)
Foreign Exchange Contracts	Prepaid expenses	$1,119	$770
Foreign Exchange Contracts	Accrued expenses and other	$(1,021)	$(2,482)
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Prepaid expenses	$—	$727
Foreign Exchange Contracts	Accrued expenses and other	$(164)	$(561)

While certain of the Company’s derivative contract arrangements with its counterparties provide for the ability to settle contracts on a net basis, the Company reports its derivative positions on a gross basis. There are no collateral arrangements or requirements in these agreements.

The following tables set forth the effect of the Company’s derivative instruments on financial performance for the three months ended March 31, 2019 and April 1, 2018:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income
Derivatives in Cash Flow Hedging Relationships:
Three months ended March 31, 2019
Foreign Exchange Contracts	$1,930	Net sales	$317
		Cost of sales	$(288)
Commodity Contracts	$1,092	Cost of sales	$435
Three months ended April 1, 2018
Foreign Exchange Contracts	$1,646	Net sales	$810
		Cost of sales	$(527)
Commodity Contracts	$(171)	Cost of sales	$(58)

Description	Gain or (Loss) Recognized	Location of Gain or (Loss) Recognized in Income Statement
Derivatives not Designated as Hedging Instruments:
Three months ended March 31, 2019
Foreign Exchange Contracts	$—	Cost of sales
	$(1,465)	Selling, general and administrative
Three months ended April 1, 2018
Foreign Exchange Contracts	$—	Cost of sales
	$754	Selling, general and administrative

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

	Three months ended March 31, 2019		Three months ended April 1, 2018
Description	Revenue	Cost of sales	Revenue	Cost of sales
Total amount of income and expense line items presented in the Condensed Consolidated Statements of Income	$317	$147	$810	$(585)

The effects of cash flow hedging:

Gain or (loss) on cash flow hedging relationships in Subtopic 815-20:
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into net income	$317	$(288)	$810	$(527)

Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into net income	$—	$435	$—	$(58)

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
The following table sets forth information regarding the Company’s financial assets and financial liabilities, excluding retirement and postretirement plan assets, measured at fair value on a recurring basis:

Description	March 31, 2019	Assets measured at NAV	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(914)	$—	$—	$(914)	$—
Foreign exchange contracts	$155	$—	$—	$155	$—
Non-hedge derivatives, net:
Foreign exchange contracts	$(164)	$—	$—	$(164)	$—
Deferred compensation plan assets	$286	$—	$286	$—	$—

Description	December 31, 2018	Assets measured at NAV	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(1,571)	$—	$—	$(1,571)	$—
Foreign exchange contracts	$(1,712)	$—	$—	$(1,712)	$—
Non-hedge derivatives, net:
Foreign exchange contracts	$166	$—	$—	$166	$—
Deferred compensation plan assets	$260	$—	$260	$—	$—

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
The Company does not currently have any non-financial assets or liabilities that are recognized or disclosed at fair value on a recurring basis. None of the Company’s financial assets or liabilities are measured at fair value using significant unobservable inputs. There were no transfers in or out of Level 1 or Level 2 fair value measurements during the three-month periods ended March 31, 2019.

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
On February 4, 2009, the U.S. qualified defined benefit pension plan was amended to freeze plan benefits for all active, non-union participants effective December 31, 2018. Remaining active participants in the U.S. qualified plan became eligible for SRC contributions effective January 1, 2019.
The components of net periodic benefit cost include the following:

	Three Months Ended
	March 31, 2019	April 1, 2018
Retirement Plans
Service cost	$941	$4,672
Interest cost	14,943	13,978
Expected return on plan assets	(19,097)	(23,209)
Amortization of prior service cost	214	249
Amortization of net actuarial loss	9,034	9,420
Effect of settlement loss	1,322	—
Net periodic benefit cost	$7,357	$5,110

Retiree Health and Life Insurance Plans
Service cost	$74	$79
Interest cost	118	111
Expected return on plan assets	(177)	(472)
Amortization of prior service credit	(123)	(126)
Amortization of net actuarial gain	(193)	(242)
Net periodic benefit income	$(301)	$(650)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The Company made aggregate contributions of $2,780 and $4,573 to its defined benefit retirement and retiree health and life insurance plans during the three months ended March 31, 2019 and April 1, 2018, respectively. Although no contributions are required to be made to the Company's U.S. qualified pension plans in 2019, the Company is considering various options for de-risking these plans which could include additional, voluntary contributions in 2019 and reallocation of the assets held by the plans to a more conservative mix of fixed income and equity securities. Excluding the potential voluntary contributions, the Company expects to make additional aggregate contributions of approximately $13,500 to its defined benefit retirement and retiree health and life insurance plans over the remainder of 2019.

The Company recognized settlement charges totaling $1,322 during the three months ended March 31, 2019 resulting from payments made to certain participants of the Company's Canadian pension plan who elected the lump sum option of distribution upon retirement. There were no settlement losses during the same period of the prior year.

Sonoco Retirement Contribution (SRC)
SRC contributions, which are funded annually in the first quarter, totaled $14,573 during the three months ended March 31, 2019, and $14,151 during the three months ended April 1, 2018. No additional SRC contributions are expected during the remainder of 2019. The Company recognized expense related to the SRC of $6,267 and $4,032 for the quarters ended March 31, 2019 and April 1, 2018, respectively.

Note 11:  Income Taxes
The Company’s effective tax rate for the three-month periods ending March 31, 2019 and April 1, 2018 was 23.7% and 24.1%, respectively. The rate for the three-month period ending March 31, 2019 varied from the U.S. statutory rate due primarily to the unfavorable effect of certain international operations that were subject to tax rates generally higher than the U.S. tax rate, as well as the effect of state income taxes. The rate for the three-month period ending April 1, 2018 varied from the U.S. statutory rate due primarily to the effect of the Global Intangible Low Taxed Income (GILTI) tax as well as the effect of state income taxes.
The Company and/or its subsidiaries file federal, state and local income tax returns in the United States and various foreign jurisdictions. The Company is currently under audit for the 2012 and 2013 tax years and has entered the appeals process with the Internal Revenue Service. Other than the aforementioned audit, with few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years prior to 2015.
The Company’s reserve for uncertain tax benefits has increased by approximately $100 since December 31, 2018, due primarily to an increase in reserves related to existing uncertain tax positions. The Company believes that it is reasonably possible that the amount reserved for unrecognized tax benefits at March 31, 2019 will decrease by approximately $2,500 over the next twelve months. This change includes the anticipated increase in reserves related to existing positions offset by settlements of issues currently under examination and the release of existing reserves due to the expiration of the statute of limitations. Although the Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental, management believes that any reasonably foreseeable outcomes related to these matters have been adequately provided for. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which earnings or deductions are realized may differ from current estimates. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly basis. The Company has operations and pays taxes in many countries outside of the U.S. and taxes on those earnings are subject to varying rates. The Company is not dependent upon the favorable benefit of any one jurisdiction to an extent that the loss of such benefit would have a material effect on the Company’s overall effective tax rate.
As previously disclosed, the Company received a draft Notice of Proposed Adjustment (“NOPA”) from the Internal Revenue Service (IRS) in February 2017 proposing an adjustment to income for the 2013 tax year based on the IRS's recharacterization of a distribution of an intercompany note made in 2012, and the subsequent repayment of the note over the course of 2013, as if it were a cash distribution made in 2013. In March 2017, the Company received a draft NOPA proposing penalties of $18,000 associated with the IRS’s recharacterization, as well as an Information Document Request (“IDR”) requesting the Company’s analysis of why such penalties should not apply. The Company responded to this IDR in April 2017. On October 5, 2017, the Company received two revised draft NOPAs proposing the same adjustments and penalties as in the prior NOPAs. On November 14, 2017, the Company received two final NOPAs proposing the same

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

adjustments and penalties as in the prior draft NOPAs. On November 20, 2017, the Company received a Revenue Agent's Report (“RAR”) that included the same adjustments and penalties as in the prior NOPAs. At the time of the distribution in 2012, it was characterized as a dividend to the extent of earnings and profits, with the remainder as a tax free return of basis and taxable capital gain. As the IRS proposes to recharacterize the distribution, the entire distribution would be characterized as a dividend. The incremental tax liability associated with the income adjustment proposed in the RAR would be approximately $89,000, excluding interest and the previously referenced penalties. On January 22, 2018, the Company filed a protest to the proposed deficiency with the IRS. The Company received a rebuttal of its protest from the IRS on July 10, 2018, and the matter has now been referred to the Appeals Division of the IRS. The Company has a hearing with its IRS Appeals Officer scheduled to take place during the second quarter of 2019. The Company strongly believes the position of the IRS with regard to this matter is inconsistent with applicable tax laws and existing Treasury regulations, and that the Company's previously reported income tax provision for the year in question is appropriate. However, there can be no assurance that this matter will be resolved in the Company's favor. Regardless of whether the matter is resolved in the Company's favor, the final resolution of this matter could be expensive and time consuming to defend and/or settle. While the Company believes that the amount of tax originally paid with respect to this distribution is correct, and accordingly has not provided additional reserve for tax uncertainty, there is still a possibility that an adverse outcome of the matter could have a material effect on its results of operations and financial condition.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 12: Leases
The Company routinely enters into leasing arrangements for real estate (including manufacturing facilities, office space, warehouses, and packaging centers), transportation equipment (automobiles, forklifts, and trailers), and office equipment (copiers and postage machines). The assessment of the certainty associated with the exercise of various lease renewal, termination, and purchase options included in the Company's lease contracts is at the Company's sole discretion. Most real estate leases, in particular, include one or more options to renew, with renewal terms that can extend the lease term from one to 50 years. The Company's leases do not have any significant residual value guarantees or restrictive covenants.
As the implicit rate in the Company's leases is not readily determinable, the Company calculates its right of use lease liabilities using discount rates based upon the Company’s incremental secured borrowing rate, which contemplates and reflects a particular geographical region’s interest rate for the leases active within that region of the Company’s global operations. The Company further utilizes a portfolio approach by assigning a “short” rate to contracts with lease terms of 10 years or less and a “long” rate for contracts greater than 10 years. See Note 2 for further information regarding the Company's adoption of ASU 2016-02, "Leases."
The following table sets forth the balance sheet location and values of the Company’s lease assets and lease liabilities at March 31, 2019:

Classification	Balance Sheet Location	March 31, 2019
Lease Assets
Operating lease assets	Right of Use Asset - Operating Leases	$308,166
Finance lease assets	Other Assets	22,122
Total lease assets		330,288

Lease Liabilities
Current operating lease liabilities	Accrued expenses and other	54,979
Current finance lease liabilities	Notes payable and current portion of debt	9,684
Total current lease liabilities		64,663

Noncurrent operating lease liabilities	Noncurrent Operating Lease Liabilities	262,663
Noncurrent finance lease liabilities	Long-term Debt, Net of Current Portion	11,472
Total noncurrent lease liabilities		274,135

Total lease liabilities		$338,798

As of March 31, 2019, the Company has entered into additional leases that have not yet commenced. The associated contracts include payments over the respective lease terms totaling $1,789, which are not reflected in the Company's liabilities recorded as of March 31, 2019. These leases will commence during fiscal year 2019 with lease terms ranging from 3 years to 6.4 years.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Certain of the Company’s leases include variable costs. Variable costs include lease payments that were volume or usage-driven in accordance with the use of the underlying asset, and also non-lease components that were incurred based upon actual terms rather than contractually fixed amounts. In addition, variable costs are incurred for lease payments that are indexed to a change in rate or index. Because the right of use asset recorded on the balance sheet was determined based upon factors considered at the commencement date, subsequent changes in the rate or index that were not contemplated in the right of use asset balances recorded on the balance sheet result in variable expenses being incurred when paid during the lease term.
The following table sets forth the components of the Company's total lease cost for the three months ended March 31, 2019:

Lease Cost		Three Months Ended March 31, 2019
Operating lease cost	(a)	$15,545
Finance lease cost:
Amortization of lease asset	(a) (b)	2,069
Interest on lease liabilities	(c)	276
Variable lease cost	(a) (d)	9,178

Total lease cost		$27,068

(a) Production-related and administrative amounts are included in cost of sales and selling, general and administrative expenses,  respectively.
(b) Included in depreciation and amortization.

(c) Included in interest expense.

(d) Also includes short term lease costs, which are deemed immaterial.

In compliance with ASC 842, the Company must provide the prior year disclosures required under the previous lease guidance (ASC 840) for comparative periods presented herein. Rental expense under operating leases for the three months ended April 1, 2018 was $18,901.

The following table sets forth the five-year maturity schedule of the Company's lease liabilities as of March 31, 2019:

Maturity of Lease Liabilities	Operating Leases	Finance Leases	Total
2019 (excluding three months ended March 31, 2019)	$45,175	$7,522	$52,697
2020	53,114	8,649	61,763
2021	45,288	3,132	48,420
2022	39,572	1,609	41,181
2023	36,248	969	37,217
Beyond 2023	188,226	836	189,062
Total lease payments	$407,623	$22,717	$430,340
Less: Interest	89,981	1,561	91,542
Lease Liabilities	$317,642	$21,156	$338,798

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

As presented in our 2018 Form 10-K (under ASC 840), the future minimum rentals under noncancellable operating leases with terms of more than one year, payable over the remaining lives of the leases at December 31, 2018, were as follows:

Period	Minimum Future Rental Commitments
2019	$48,200
2020	41,700
2021	32,500
2022	27,300
2023	21,400
Beyond 2023	92,300

The following tables set forth the Company's weighted average remaining lease term and discount rates used in the calculation of its outstanding lease liabilities March 31, 2019, along with other lease-related information for the three months ended March 31, 2019:

Lease Term and Discount Rate	As of March 31, 2019
Weighted-average remaining lease term (years):
Operating leases	11.4
Finance leases	3.0
Weighted-average discount rate:
Operating leases	4.96%
Finance leases	5.10%

Other Information	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$15,246
Operating cash flows used by finance leases	$276
Financing cash flows used by finance leases	$2,281
Leased assets obtained in exchange for new operating lease liabilities	$661
Leased assets obtained in exchange for new finance lease liabilities	$—

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 13:  Revenue Recognition
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

	March 31, 2019	December 31, 2018
Contract Assets	$51,332	$48,786
Contract Liabilities	$(14,757)	$(18,533)

Significant changes in the contract assets and liabilities balances during the period were as follows:

	March 31, 2019		December 31, 2018
	Contract Asset	Contract Liability	Contract Asset	Contract Liability
Beginning Balance	$48,786	$(18,533)	$45,877	$(17,736)
Revenue deferred or rebates accrued	—	(6,928)	—	(19,730)
Recognized as revenue		2,098		1,652
Rebates paid to customers	—	8,606	—	17,281
Increases due to rights to consideration for customer specific goods produced, but not billed during the period	51,332	—	48,786	—
Transferred to receivables from contract assets recognized at the beginning of the period	(48,786)	—	(45,877)	—
Increase as a result of cumulative catch-up arising from changes in the estimate of completion, excluding amounts transferred to receivables during the period	—	—	—	—
Impairment of contract asset	—	—	—	—
Ending Balance	$51,332	$(14,757)	$48,786	$(18,533)

Contract assets and liabilities are generally short in duration given the nature of products produced by the Company. Contract assets represents goods produced without alternative use for which the Company is entitled to payment with margin prior to shipment. Upon shipment, the Company is entitled to bill the customer, and therefore amounts included in contract assets will be reduced with the recording of an account receivable as they represent an unconditional right to payment. Contract liabilities represent revenue deferred due to pricing mechanisms utilized by the Company in certain multi-year arrangements, volume rebates, and receipts of advanced payments. For multi-year arrangements with pricing mechanisms, the Company will generally defer revenue during the initial term of the arrangement, and will release the deferral over the back half of the contract term. The Company's reportable segments are aligned by product nature as disclosed in Note 14.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following tables set forth information about revenue disaggregated by primary geographic regions, and timing of revenue recognition for the three-month periods ended March 31, 2019 and April 1, 2018. The tables also include a reconciliation of disaggregated revenue with reportable segments.

Three months ended March 31, 2019	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions
Primary Geographical Markets:
United States	$416,397	$65,563	$268,566	$101,178
Europe	108,213	70,242	90,705	5,867
Canada	27,301	—	32,833	—
Asia	15,913	—	69,060	920
Other	21,892	1,749	34,873	20,433
Total	$589,716	$137,554	$496,037	$128,398

Timing of Revenue Recognition:
Products transferred at a point in time	$339,462	$57,410	$479,480	$107,897
Products transferred over time	250,254	80,144	16,557	20,501
Total	$589,716	$137,554	$496,037	$128,398

Three months ended April 1, 2018	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions
Primary Geographical Markets:
United States	$397,986	$73,884	$265,762	$110,500
Europe	107,230	65,945	92,855	6,789
Canada	27,706	—	32,873	—
Asia	16,490	—	35,309	988
Other	20,440	2,829	33,854	12,747
Total	$569,852	$142,658	$460,653	$131,024

Timing of Revenue Recognition:
Products transferred at a point in time	$345,003	$64,715	$440,477	$111,798
Products transferred over time	224,849	77,943	20,176	19,226
Total	$569,852	$142,658	$460,653	$131,024

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
The Paper and Industrial Converted Products segment includes the following products: paperboard tubes, cones, and cores; fiber-based construction tubes; wooden, metal and composite wire and cable reels and spools; and recycled paperboard, linerboard, corrugating medium, recovered paper and material recycling services.
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
SEGMENT FINANCIAL INFORMATION

	Three Months Ended
	March 31, 2019	April 1, 2018
Net sales:
Consumer Packaging	$589,716	$569,852
Display and Packaging	137,554	142,658
Paper and Industrial Converted Products	496,037	460,653
Protective Solutions	128,398	131,024
Consolidated	$1,351,705	$1,304,187
Intersegment sales:
Consumer Packaging	$921	$739
Display and Packaging	1,167	538
Paper and Industrial Converted Products	33,654	34,543
Protective Solutions	462	573
Consolidated	$36,204	$36,393
Operating profit:
Segment operating profit:
Consumer Packaging	$62,115	$61,088
Display and Packaging	6,454	1,732
Paper and Industrial Converted Products	48,387	39,781
Protective Solutions	11,004	10,680
Restructuring/Asset impairment charges	(10,672)	(3,063)
Other, net	(400)	(120)
Consolidated	$116,888	$110,098

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
Spartanburg
In connection with its acquisition of Tegrant in November 2011, the Company identified potential environmental contamination at a site in Spartanburg, South Carolina. The total remediation cost of the Spartanburg site was estimated to be $17,400 at the time of acquisition and an accrual in this amount was recorded on Tegrant’s opening balance sheet. Since the acquisition, the Company has spent a total of $1,480 on remediation of the Spartanburg site. During previous years, the Company has increased its reserves for this site by a total of $17 in order to reflect its best estimate of what it is likely to pay in order to complete the remediation. At March 31, 2019 and December 31, 2018, the Company's accrual for environmental contingencies related to the Spartanburg site totaled $15,937 and $15,964, respectively. The Company cannot currently estimate its potential liability, damages or range of potential loss, if any, beyond the amounts accrued with respect to this exposure. However, the Company does not believe that the resolution of this matter has a reasonable possibility of having a material adverse effect on the Company's financial statements.
Other environmental matters
The Company has been named as a potentially responsible party at several other environmentally contaminated sites. All of the sites are also the responsibility of other parties. The potential remediation liabilities are shared with such other parties, and, in most cases, the Company’s share, if any, cannot be reasonably estimated at the current time. However, the Company does not believe that the resolution of these matters has a reasonable possibility of having a material adverse effect on the Company's financial statements. At March 31, 2019 and December 31, 2018, the Company's accrual for these other sites totaled $4,059 and $4,136, respectively.
Summary
As of March 31, 2019 and December 31, 2018, the Company (and its subsidiaries) had accrued $19,996 and $20,100, respectively, related to environmental contingencies. These accruals are included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and shareholders of Sonoco Products Company,

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company and its subsidiaries (the “Company”) as of March 31, 2019, and the related condensed consolidated statements of income, comprehensive income, changes in total equity and cash flows for the three-month periods ended March 31, 2019 and April 1, 2018, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2018, and the related consolidated statements of income, comprehensive income, changes in total equity and of cash flows for the year then ended (not presented herein), and in our report dated February 28, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 1, 2019

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

SONOCO PRODUCTS COMPANY
•ability to be the low-cost global leader in customer-preferred packaging solutions within targeted segments;
•competitive pressures, including new product development, industry overcapacity, and changes in competitors' pricing for products;
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
•challenges and assessments from tax authorities resulting from differences in interpretation of tax laws, including income, sales and use, property, value added, employment and other taxes;
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
•failure of third party transportation providers to deliver our products to our customers or to deliver raw materials to us;
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
•anticipated impact on our operations of Brexit; and

SONOCO PRODUCTS COMPANY
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

COMPANY OVERVIEW
Sonoco is a leading provider of consumer packaging, industrial products, protective packaging and packaging supply chain services, with approximately 312 locations in 36 countries.
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
First Quarter 2019 Compared with First Quarter 2018
RECONCILIATIONS OF GAAP TO NON-GAAP FINANCIAL MEASURES
Measures calculated and presented in accordance with generally accepted accounting principles are referred to as GAAP financial measures. The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures in the Company’s Condensed Consolidated Statements of Income for each of the periods presented. These non-GAAP financial measures (referred to as “Base”) are the GAAP measures adjusted to exclude (dependent upon the applicable period) restructuring charges, asset impairment charges, acquisition/disposition-related costs, specifically identified tax adjustments, non-operating pension costs/income and certain other items, if any, the exclusion of which the Company believes improves comparability and analysis of the underlying financial performance of the business. More information about the Company's use of Non-GAAP financial measures is provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 under Item 7 - "Management's discussion and analysis of financial condition and results of operations," under the heading "Use of non-GAAP financial measures."

	For the three months ended March 31, 2019
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other Adjustments(1)	Base
Operating profit	$116,888	$10,672	$400	$127,960
Non-operating pension costs	6,041	—	(6,041)	—
Interest expense, net	15,385	—	—	15,385
Income before income taxes	95,462	10,672	6,441	112,575
Provision for income taxes	22,624	2,638	1,885	27,147
Income before equity in earnings of affiliates	72,838	8,034	4,556	85,428
Equity in earnings of affiliates, net of tax	930	—	—	930
Net income	73,768	8,034	4,556	86,358
Net (income) attributable to noncontrolling interests	(105)	(69)	—	(174)
Net income attributable to Sonoco	73,663	7,965	4,556	86,184
Per diluted common share*	$0.73	$0.08	$0.05	$0.85
*Due to rounding individual items may not sum across

SONOCO PRODUCTS COMPANY
(1)Consists of non-operating pension costs and costs related to acquisitions and potential acquisitions and divestitures.

	For the three months ended April 1, 2018
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other Adjustments(1)	Base
Operating profit	$110,098	$3,063	$120	$113,281
Non-operating pension income	(291)	—	291	—
Interest expense, net	13,355	—	—	13,355
Income before income taxes	97,034	3,063	(171)	99,926
Provision for income taxes	23,356	685	1,838	25,879
Income before equity in earnings of affiliates	73,678	2,378	(2,009)	74,047
Equity in earnings of affiliates, net of tax	1,247	—	—	1,247
Net income	74,925	2,378	(2,009)	75,294
Net (income) attributable to noncontrolling interests	(870)	(5)	—	(875)
Net income attributable to Sonoco	$74,055	$2,373	$(2,009)	$74,419
Per diluted common share*	$0.73	$0.02	$(0.02)	$0.74
*Due to rounding individual items may not sum across
(1) Includes a $1,975 gain from the effect of the change in the U.S. corporate tax rate on deferred tax adjustments, a small gain from a casualty loss insurance settlement, and non-operating pension income, partially offset by costs related to acquisitions and potential acquisitions.

RESULTS OF OPERATIONS
The following discussion provides a review of results for the three months ended March 31, 2019 versus the three months ended April 1, 2018.
OVERVIEW
Net sales for the first quarter of 2019 increased 3.6% to $1,352 million, compared with $1,304 million in the same period last year. The improvement reflects an increase in sales added by acquisitions and higher year-over-year selling prices both to cover higher material and non-material costs as well as other efforts to better realize the value of the products and services we provide to our customers. These positive factors were partially offset by lower volume in most of the Company's businesses and unfavorable changes in foreign currency exchange rates.

Net income attributable to Sonoco for the first quarter of 2019 decreased 0.5% to $73.7 million, $0.73 per diluted share, compared to $74.1 million, $0.73 per diluted share, reported for the same period of 2018. Earnings were essentially flat despite a 6.2 percent increase in operating profit as this improvement was more than offset by higher non-operating pension costs and net interest expense. The increase in operating profit reflects positive price/cost primarily in Paper and Industrial Converted Products, total productivity gains, and earnings added by acquisitions. (Price/cost includes the earnings benefit from higher selling prices and the impact of total inflation, including material cost as well as all variable and fixed costs.)

Current quarter net income includes after-tax, non-base charges totaling $12.5 million, while results for the first quarter of 2018 include after-tax, non-base net charges totaling $0.4 million. Adjusted for these items, first-quarter 2019 base net income attributable to Sonoco (base earnings) increased 15.8% to $86.2 million, $0.85 per diluted share, from $74.4 million, $0.74 per diluted share, in 2018. The $12.1 million increase in after-tax non-base charges was driven primarily by a $5.6 million increase in after-tax restructuring and asset impairment charges and a $4.5 million increase in after-tax non-operating pension costs.

SONOCO PRODUCTS COMPANY
OPERATING REVENUE
Net sales for the first quarter of 2019 increased $48 million, or 3.6%, from the prior-year quarter.
The components of the sales change were:

($ in millions)
Volume/mix	$(18)
Selling prices	27
Acquisitions	90
Foreign currency translation and other, net	(52)

Total sales increase	$48

In September of 2018, the Company exited a single-customer contract at a packaging center near Atlanta. The negative impact on comparable net sales, first quarter to first quarter, was $15.4 million. Due to the relatively low margins on this business, the impact of the lost revenue is included above in "other".

COSTS AND EXPENSES
Cost of goods sold increased $28 million, or 2.7%, and gross profit margin percentage improved to 20.0% for the first quarter of 2019 compared to 19.2% in the prior-year's first quarter. This improvement is largely attributable to the favorable price/cost relationships noted earlier, which were driven by a combination of more active and effective price management together with the favorable timing of certain contracted selling price resets relative to related input cost changes. The translation impact of a stronger dollar decreased reported cost of goods sold by approximately $32 million compared to the first quarter of 2018 while acquisitions added $73 million.
Selling, general and administrative ("SG&A") costs for the quarter increased $5.1 million, or 3.7%, year over year due to higher expenses related to acquired businesses as, absent these costs, selling, general and administrative expenses were slightly down compared to last year's quarter.
Restructuring costs and asset impairment charges totaled $10.7 million for the first quarter of 2019 compared with $3.1 million in the same period last year. The year-over-year increase was mostly driven by costs associated with previously announced plant closures and organizational restructuring activities within a number of the Company's businesses and corporate support groups. Additional information regarding restructuring and asset impairment charges is provided in Note 5 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Non-operating pension costs increased $6.3 million for the quarter, compared to the prior-year period, due primarily to lower expected returns on plan assets and higher discount rates.
Net interest expense for the first quarter increased to $15.4 million, compared with $13.4 million during the first quarter of 2018. The increase was primarily due to higher U.S. interest rates on domestic borrowings and reduced interest income on lower offshore cash balances.
The 2019 first-quarter effective tax rates on GAAP and base earnings were 23.7% and 24.1%, respectively, compared with 24.1% and 25.9%, respectively, in the prior year’s quarter. The lower 2019 GAAP and base effective tax rates were attributable to a decreased impact of the Global Intangible Low Taxed Income (GILTI) tax as well as an increased tax benefit from equity-based compensation. The effective tax rate on GAAP earnings decreased to a lesser extent due to the 2018 benefit of one-time adjustments related to the U.S. Tax Cuts and Jobs Act of 2017.

SONOCO PRODUCTS COMPANY
REPORTABLE SEGMENTS
The following table recaps net sales attributable to each of the Company’s segments for the first quarters of 2019 and 2018 ($ in thousands):

	Three Months Ended
	March 31, 2019	April 1, 2018	% Change
Net sales:
Consumer Packaging	$589,716	$569,852	3.5%
Display and Packaging	137,554	142,658	(3.6)%
Paper and Industrial Converted Products	496,037	460,653	7.7%
Protective Solutions	128,398	131,024	(2.0)%
Consolidated	$1,351,705	$1,304,187	3.6%

The following table recaps operating profit attributable to each of the Company’s segments during the first quarters of 2019 and 2018 ($ in thousands):

	Three Months Ended
	March 31, 2019	April 1, 2018	% Change
Operating profit:
Segment operating profit:
Consumer Packaging	$62,115	$61,088	1.7%
Display and Packaging	6,454	1,732	272.6%
Paper and Industrial Converted Products	48,387	39,781	21.6%
Protective Solutions	11,004	10,680	3.0%
Restructuring/Asset impairment charges	(10,672)	(3,063)
Other, net	(400)	(120)
Consolidated	$116,888	$110,098	6.2%
Segment results viewed by Company management to evaluate segment performance do not include restructuring charges, asset impairment charges, acquisition-related charges, non-operating pension costs/income, or certain other items, if any, the exclusion of which the Company believes improves the comparability and analysis of the ongoing operating performance of the business. Accordingly, the term “segment operating profit” is defined as the segment’s portion of “operating profit” excluding those items. All other general corporate expenses have been allocated as operating costs to each of the Company’s reportable segments.

The following table recaps restructuring/asset impairment charges attributable to each of the Company’s segments during the first quarters of 2019 and 2018 ($ in thousands):

	Three Months Ended
	March 31, 2019	April 1, 2018
Restructuring/Asset impairment charges:
Consumer Packaging	$7,255	$1,729
Display and Packaging	375	(286)
Paper and Industrial Converted Products	874	847
Protective Solutions	442	550
Corporate	1,726	223
Consolidated	$10,672	$3,063

SONOCO PRODUCTS COMPANY
Consumer Packaging
The Consumer Packaging segment includes the following products and services: round and shaped rigid containers and trays (both composite and thermoformed plastic); extruded and injection-molded plastic products; printed flexible packaging; global brand artwork management; and metal and peelable membrane ends and closures.

Segment sales increased 3.5 percent compared to the prior-year's quarter due to sales added from acquisitions and higher selling prices, partially offset by lower volume/mix and the negative impact of foreign exchange. Higher sales volume in Rigid Paper Containers in Europe and North America were more than offset by declines in Rigid Plastics as adverse weather impacted the fresh fruit harvest in North America.

Segment operating profit increased 1.7 percent compared to the prior-year's quarter as the benefit of acquisitions, productivity improvements and a positive price/cost relationship were partially offset by weaker volume and the negative impact of foreign exchange. These items resulted in segment operating margin declining slightly to 10.5 percent in the quarter from 10.7 percent in 2018.

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

Sales declined 3.6 percent compared to last year’s quarter as volume growth in domestic displays and international pack centers was more than offset by reduced revenue following the Company's September 2018 exit from a single-customer contract to operate a pack center outside Atlanta. Segment operating profit improved $4.8 million due to higher volume/mix, improved productivity and the non-recurrence of operating losses at the Atlanta pack center.
Paper and Industrial Converted Products
The Paper and Industrial Converted Products segment includes the following products: paperboard tubes, cones and cores; fiber-based construction tubes; wooden, metal and composite wire and cable reels and spools; and recycled paperboard, linerboard, corrugating medium, recovered paper and material recycling services.

Segment sales increased 7.7 percent from the prior-year's quarter due to sales added from the Conitex acquisition and higher selling prices. These positive factors were partially offset by lower volume/mix and the negative impact of changes in foreign exchange rates. In the 2019 quarter, tube and core volume was weak across most of the globe, while paperboard and corrugated medium volume declined in the U.S./Canada.

Segment operating profit improved 21.6 percent over the prior year's quarter, driven by a positive price/cost relationship, the incremental earnings from Conitex and productivity improvements, all partially offset by lower volume/mix impact. Segment operating margin improved 112 basis points to 9.8 percent.

Protective Solutions
The Protective Solutions segment includes the following products: custom-engineered, paperboard-based and expanded foam protective packaging and components; and temperature-assured packaging.

Segment sales for the quarter declined 2.0% year over year due primarily to lower volume/mix as strong sales growth for temperature-assured packaging was offset by declines in molded foam and consumer fiber packaging. Segment operating profit improved modestly as productivity improvements were mostly offset by a negative price/cost relationship. Compared to the prior-year's quarter, segment operating margin improved 42 basis points to 8.6 percent.

SONOCO PRODUCTS COMPANY
OTHER ITEMS
Critical Accounting Policies and Estimates
Income taxes
As previously disclosed, the Company received a draft Notice of Proposed Adjustment (“NOPA”) from the Internal Revenue Service (IRS) in February 2017 proposing an adjustment to income for the 2013 tax year based on the IRS's recharacterization of a distribution of an intercompany note made in 2012, and the subsequent repayment of the note over the course of 2013, as if it were a cash distribution made in 2013. In March 2017, the Company received a draft NOPA proposing penalties of $18 million associated with the IRS’s recharacterization, as well as an Information Document Request (“IDR”) requesting the Company’s analysis of why such penalties should not apply. The Company responded to this IDR in April 2017. On October 5, 2017, the Company received two revised draft NOPAs proposing the same adjustments and penalties as in the prior NOPAs. On November 14, 2017, the Company received two final NOPAs proposing the same adjustments and penalties as in the prior draft NOPAs. On November 20, 2017, the Company received a Revenue Agent's Report (“RAR”) that included the same adjustments and penalties as in the prior NOPAs. At the time of the distribution in 2012, it was characterized as a dividend to the extent of earnings and profits, with the remainder as a tax free return of basis and taxable capital gain. As the IRS proposes to recharacterize the distribution, the entire distribution would be characterized as a dividend. The incremental tax liability associated with the income adjustment proposed in the RAR would be approximately $89 million, excluding interest and the previously referenced penalties. On January 22, 2018, the Company filed a protest to the proposed deficiency with the IRS. The Company received a rebuttal of its protest from the IRS on July 10, 2018, and the matter has now been referred to the Appeals Division of the IRS. The Company has a hearing with its IRS Appeals Officer scheduled to take place during the second quarter of 2019. The Company strongly believes the position of the IRS with regard to this matter is inconsistent with applicable tax laws and existing Treasury regulations, and that the Company's previously reported income tax provision for the year in question is appropriate. However, there can be no assurance that this matter will be resolved in the Company's favor. Regardless of whether the matter is resolved in the Company's favor, the final resolution of this matter could be expensive and time consuming to defend and/or settle. While the Company believes that the amount of tax originally paid with respect to this distribution is correct, and accordingly has not provided additional reserve for tax uncertainty, there is still a possibility that an adverse outcome of the matter could have a material effect on its results of operations and financial condition.

Financial Position, Liquidity and Capital Resources
Operating cash flows totaled $92.3 million in the three months ended March 31, 2019 compared with $119.8 million during the same period last year, a decrease of $27.4 million. Accounts Receivable consumed $40.0 million of operating cash in the first three months of 2019 compared with $19.3 million in the same period last year as both periods experienced increased business activity following seasonally lower year-end activity. Business activity picked up more significantly in the first three months of 2019 compared to the same period in 2018, which led to a greater increase in accounts receivable despite improved current-year collection efforts which helped mitigate the increase. Inventories consumed $20.6 million of cash in the first three months of 2019 compared with $17.8 million in the same period last year, while increases in trade accounts payable provided $14.8 million of cash during the three months ended March 31, 2019 compared to $10.3 million last year. As with accounts receivable, the larger current year increases reflect the higher current-year pick up in first-quarter business activity.
Changes in accrued expenses consumed $16.9 million of operating cash in the three months ended March 31, 2019 while only consuming $0.2 million in the same period last year. The greater consumption this year is primarily due to higher prior-year accrued management incentives paid in the first quarter of 2019 compared to those paid in the first quarter of  2018.
Changes in other assets and liabilities provided $7.4 million of additional cash in the first quarter of 2019 compared to 2018 while the impact of income taxes provided $6.3 million less. The majority of the increase from other assets was due to the receipt in the current quarter of insurance proceeds recorded as a receivable at year end for clean-up and other repair costs related to Hurricane Florence.
Net cash used in investing activities was $41.0 million in the three months ended March 31, 2019, compared with $35.9 million in the same period last year, a higher year-over-year use of cash totaling $5.1 million. The most significant driver

SONOCO PRODUCTS COMPANY
of the increased net use of cash was a $4.9 million year-over-year reduction in cash proceeds received on the sale of fixed assets.  Capital spending during the first three months of 2019 was $42.2 million, approximately $1 million lower year over year. Capital spending for the remainder of 2019 is not expected to exceed $170 million.
Cash used by financing activities totaled $47.8 million in the three months ended March 31, 2019, compared with a use of cash totaling $36.6 million in the same period last year. The $11.2 million year-over-year increased use was partially driven by a greater year-over-year decrease in outstanding checks of $5.5 million. In addition, the Company paid cash dividends of $41.1 million during the three months ended March 31, 2019, an increase of $2.3 million over the same period last year, and cash used to repurchase the Company's common stock was higher by $3.3 million. The net cash flow effect of borrowing activity was a provision of approximately $12 million in both periods.
The Company operates a $350 million commercial paper program, supported by a $500 million revolving credit facility with a syndicate of eight banks. The revolving bank credit facility is committed through July 2022. If circumstances were to prevent the Company from issuing commercial paper, it has the contractual right to draw funds directly on the underlying revolving bank credit facility. Borrowings under the credit facility may be prepaid at any time at the discretion of the Company.
The Company continually explores strategic acquisition opportunities which may result in the additional use of cash. Given the nature of the acquisition process, the timing and amounts of such expenditures are not predictable. The Company expects that acquisitions requiring funding in excess of cash on hand would be financed using available borrowing capacity.
Cash and cash equivalents totaled $124.3 million and $120.4 million at March 31, 2019 and December 31, 2018, respectively. Of these totals, approximately $105.9 million and $102.3 million, respectively, were held outside of the United States by the Company’s foreign subsidiaries. Cash held outside of the United States is available to meet local liquidity needs, or for capital expenditures, acquisitions, and other offshore growth opportunities. As the Company has ample domestic liquidity through a combination of operating cash flow generation and access to bank and capital markets borrowings, we have generally considered our foreign unremitted earnings to be indefinitely invested outside the United States and currently have no plans to repatriate such earnings, other than excess cash balances that can be repatriated at minimal tax cost. Accordingly, the Company is not providing for taxes on these amounts for financial reporting purposes. Computation of the potential deferred tax liability associated with unremitted earnings considered to be indefinitely reinvested is not practicable.
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
During the three months ended March 31, 2019, the Company reported a net increase in cash and cash equivalents of $0.4 million due to an overall weaker U.S. dollar relative to its foreign currencies.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenants currently require the Company to maintain a minimum level of interest coverage and a minimum level of net worth, as defined in the agreements. As of March 31, 2019, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.
The Company anticipates making additional contributions to its pension and postretirement plans of approximately $13.5 million during the remainder of 2019, which would result in total 2019 contributions of approximately $31 million. Although no contributions are required to be made to the Company's U.S. qualified pension plans in 2019, the Company is considering various options for de-risking these plans which could include additional, voluntary contributions in 2019 and reallocation of the assets held by the plans to a more conservative mix of fixed income and equity securities. Any such additional contributions in excess of cash on hand would be financed using available borrowing capacity. Future funding requirements beyond the current year will vary depending largely on actual investment returns, future actuarial assumptions, de-risking strategies pursued, and legislative actions.

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
Due to the highly inflationary economy in Venezuela, the Company considers the U.S. dollar to be the functional currency of its Venezuelan operations and uses the official exchange rate when remeasuring the financial records of those operations. Economic conditions in Venezuela have worsened considerably over the past several years and there is no indication that conditions are due to improve in the foreseeable future. Further deterioration could result in the recognition of an impairment charge or a deconsolidation of the subsidiary. At March 31, 2019, the carrying value of the Company's net investment in its Venezuelan operations was approximately $2.0 million. In addition, at March 31, 2019, the Company's Accumulated Other Comprehensive Loss included a translation loss of $3.8 million related to its Venezuelan operations which would need to be reclassified to net income in the event of a complete exit of the business or a deconsolidation of these operations.
The Company has operations in the United Kingdom and elsewhere in Europe that could be impacted by the pending exit of the UK from the European Union (Brexit). Our UK operations have been making contingency plans regarding potential customs clearance issues, tariffs and other uncertainties should no Brexit deal be reached. Although it is difficult to predict all of the possible impacts to our supply chain or in our customers' downstream markets, the Company has evaluated the potential operational impacts and uncertainties of Brexit and at this time believes that the likelihood of a material impact on our future results of operations is low. Although there are some cross-border sales made out of and into the UK, most of what we produce in the UK is also sold in the UK and the same is true for continental Europe.  In some cases, companies that have been importing from Europe into the UK are now seeking local sources, which has actually been positive for our UK operations. Annual sales of our UK operations totaled approximately $120 million in 2018.
At March 31, 2019, the Company had commodity contracts outstanding to fix the cost of a portion of anticipated raw materials and natural gas purchases. The total net fair market value of these instruments was an unfavorable position of $(0.9) million and $(1.6) million at March 31, 2019 and December 31, 2018, respectively. Natural gas and aluminum hedge contracts covering an equivalent of 6.0 million MMBTUs and 3,062 metric tons, respectively, were outstanding at March 31, 2019. Additionally, the Company had various currency contracts outstanding to fix the exchange rate on certain anticipated foreign currency cash flows. The total market value of these instruments was a net favorable position of $0.2 million at March 31, 2019 and a net unfavorable position of  $(1.7) million at December 31, 2018. These contracts qualify as cash flow hedges and mature within twelve months of their respective reporting dates.
In addition, at March 31, 2019, the Company had various currency contracts outstanding to fix the exchange rate on certain foreign currency assets and liabilities. Although placed as an economic hedge, the Company does not apply hedge accounting to these contracts. The fair value of these currency contracts was a net unfavorable position of $(0.2) million and a net favorable position of $0.2 million at March 31, 2019 and December 31, 2018, respectively.
At March 31, 2019, the U.S. dollar had strengthened against most of the functional currencies of the Company's foreign operations compared to December 31, 2018, resulting in a translation loss of $2.9 million being recorded in accumulated other comprehensive loss during the three months ended March 31, 2019.

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
Information about the Company’s exposure to market risk is discussed under Part I, Item 2 in this report and was disclosed in its Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission on February 28, 2018. There have been no other material quantitative or qualitative changes in market risk exposure since the date of that filing.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision, and with the participation, of our management, including our Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, ("the Exchange Act") of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO concluded that such controls and procedures, as of March 31, 2019, the end of the period covered by this Quarterly Report on Form 10-Q, were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. For this purpose, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information that is required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting occurring during the three months ended March 31, 2019, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
Information with respect to legal proceedings and other exposures appears in Part I - Item 3 - “Legal Proceedings” and Part II - Item 8 - “Financial Statements and Supplementary Data” (Note 16 - “Commitments and Contingencies”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, and in Part I - Item 1 - “Financial Statements” (Note 15 - “Commitments and Contingencies”) of this report.
Environmental Matters
The Company has been named as a potentially responsible party (PRP) at several environmentally contaminated sites not owned by the Company. All of the sites are also the responsibility of other parties. The Company's liability, if any, is shared with such other parties, but the Company's share has not been finally determined in most cases. In some cases, the Company has cost-sharing arrangements with other PRPs with respect to a particular site. Such agreements relate to the sharing of legal defense costs or cleanup costs, or both. The Company has assumed, for purposes of estimating amounts to be accrued, that the other parties to such cost-sharing agreements will perform as agreed. It appears that final resolution of some of the sites is years away, and actual costs to be incurred for these environmental matters in future periods is likely to vary from current estimates because of the inherent uncertainties in evaluating environmental exposures. Accordingly, the ultimate cost to the Company with respect to such sites, beyond what has been accrued at March 31, 2019, cannot be determined. As of March 31, 2019 and December 31, 2018, the Company had accrued $20.0 million and $20.1 million, respectively, related to environmental contingencies. The Company periodically reevaluates the assumptions used in determining the appropriate reserves for environmental matters as additional information becomes available and, when warranted, makes appropriate adjustments.

Other legal matters
Additional information regarding legal proceedings is provided in Note 15 to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

SONOCO PRODUCTS COMPANY

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number of Shares that May Yet be Purchased under the Plans or Programs[2]
1/01/19 - 2/01/19	25,606	$52.64	—	2,969,611
2/02/19 - 3/03/19	105,627	$56.34	—	2,969,611
3/4/19 - 3/31/19	1,596	$59.92	—	2,969,611
Total	132,829	$55.67	—	2,969,611

1	A total of 132,829 common shares were repurchased in the first quarter of 2019 related to shares withheld to satisfy employee tax withholding obligations in association with certain share-based compensation awards. These shares were not repurchased as part of a publicly announced plan or program.

2
On February 10, 2016, the Company's Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company's common stock. A total of 2,030,389 shares were repurchased under this authorization during 2016 at a cost of $100.0 million. No shares were repurchased during 2017, 2018, or during the three months ended March 31, 2019. Accordingly, a total of 2,969,611 shares remain available for repurchase at March 31, 2019.

Item 6.	Exhibits.

Exhibit Index

15.	Letter re: unaudited interim financial information

31.	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

SONOCO PRODUCTS COMPANY
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOCO PRODUCTS COMPANY
(Registrant)

Date:	May 1, 2019	By:	/s/ Julie Albrecht
Julie Albrecht
Vice President and Chief Financial Officer
(principal financial officer)

/s/ James W. Kirkland
James W. Kirkland
Corporate Controller
(principal accounting officer)