Form 10-Q
period 2019-06-30
SONOCO PRODUCTS CO
filed 2019-07-31
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 001-11261
SONOCO PRODUCTS COMPANY

Incorporated under the laws of South Carolina	I.R.S. Employer Identification No. 57-0248420
1 N. Second St.
Hartsville, South Carolina 29550
Telephone: 843/383-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
No par value common stock	SON	New York Stock Exchange, LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock at July 19, 2019:
Common stock, no par value: 100,076,838

SONOCO PRODUCTS COMPANY

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars and shares in thousands)

	June 30, 2019	December 31, 2018*
Assets
Current Assets
Cash and cash equivalents	$96,295	$120,389
Trade accounts receivable, net of allowances	784,907	737,420
Other receivables	100,384	111,915
Inventories, net:
Finished and in process	178,795	174,115
Materials and supplies	333,454	319,649
Prepaid expenses	85,185	55,784
	1,579,020	1,519,272
Property, Plant and Equipment, Net	1,233,615	1,233,821
Goodwill	1,310,638	1,309,167
Other Intangible Assets, Net	328,617	352,037
Deferred Income Taxes	48,100	47,297
Right of Use Asset-Operating Leases	304,655	—
Other Assets	140,919	121,871
Total Assets	$4,945,564	$4,583,465
Liabilities and Equity
Current Liabilities
Payable to suppliers	$554,431	$556,011
Accrued expenses and other	348,609	322,958
Notes payable and current portion of long-term debt	357,222	195,445
Accrued taxes	14,626	8,516
	1,274,888	1,082,930
Long-term Debt, Net of Current Portion	1,188,026	1,189,717
Noncurrent Operating Lease Liabilities	258,549	—
Pension and Other Postretirement Benefits	178,075	374,419
Deferred Income Taxes	116,569	64,273
Other Liabilities	75,837	99,848
Sonoco Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares 100,075 and 99,829 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	7,175	7,175
Capital in excess of stated value	305,750	304,709
Accumulated other comprehensive loss	(723,846)	(740,913)
Retained earnings	2,251,279	2,188,115
Total Sonoco Shareholders’ Equity	1,840,358	1,759,086
Noncontrolling Interests	13,262	13,192
Total Equity	1,853,620	1,772,278
Total Liabilities and Equity	$4,945,564	$4,583,465

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Net sales	$1,359,721	$1,366,373	$2,711,426	$2,670,560
Cost of sales	1,084,385	1,089,913	2,165,969	2,143,498
Gross profit	275,336	276,460	545,457	527,062
Selling, general and administrative expenses	132,213	141,031	274,774	278,472
Restructuring/Asset impairment charges	13,355	3,567	24,027	6,630
Operating profit	129,768	131,862	246,656	241,960
Non-operating pension costs	5,550	513	11,591	222
Interest expense	16,798	16,217	32,830	31,012
Interest income	846	1,090	1,493	2,530
Income before income taxes	108,266	116,222	203,728	213,256
Provision for income taxes	28,491	30,293	51,115	53,649
Income before equity in earnings of affiliates	79,775	85,929	152,613	159,607
Equity in earnings of affiliates, net of tax	1,511	3,716	2,441	4,963
Net income	81,286	89,645	155,054	164,570
Net income attributable to noncontrolling interests	(127)	(233)	(232)	(1,103)
Net income attributable to Sonoco	$81,159	$89,412	$154,822	$163,467
Weighted average common shares outstanding:
Basic	100,759	100,568	100,700	100,482
Diluted	101,178	101,040	101,129	100,965
Per common share:
Net income attributable to Sonoco:
Basic	$0.81	$0.89	$1.54	$1.63
Diluted	$0.80	$0.88	$1.53	$1.62
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Net income	$81,286	$89,645	$155,054	$164,570
Other comprehensive income/(loss):
Foreign currency translation adjustments	9,745	(64,587)	6,773	(41,604)
Changes in defined benefit plans, net of tax	1,807	9,422	8,963	15,239
Changes in derivative financial instruments, net of tax	(481)	(2,312)	1,383	(1,265)
Other comprehensive income/(loss)	$11,071	$(57,477)	$17,119	$(27,630)
Comprehensive income	92,357	32,168	$172,173	$136,940
Net income attributable to noncontrolling interests	(127)	(233)	(232)	(1,103)
Other comprehensive (income)/loss attributable to noncontrolling interests	(172)	2,107	(52)	1,677
Comprehensive income attributable to Sonoco	$92,058	$34,042	$171,889	$137,514
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN TOTAL EQUITY (unaudited)
(Dollars in thousands)

	Total Equity	Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests
		Outstanding	Amount
December 31, 2017	$1,730,060	99,414	$7,175	$330,157	$(666,272)	$2,036,006	$22,994
Net income	74,925					74,055	870
Other comprehensive income:
Translation gain	22,982				22,553		429
Defined benefit plan adjustment, net of tax	5,817				5,817
Derivative financial instruments, net of tax	1,047				1,047
Other comprehensive income:	$29,846				$29,417		$429
Dividends	(39,535)					(39,535)
Issuance of stock awards	479	227		479
Shares repurchased	(4,088)	(78)		(4,088)
Stock-based compensation	3,048			3,048
Impact of new accounting pronouncements	1,721				(176)	1,897
April 1, 2018	$1,796,456	99,563	$7,175	$329,596	$(637,031)	$2,072,423	$24,293
Net income	89,645					89,412	$233
Other comprehensive income/(loss):
Translation loss:	(64,587)				(62,480)		(2,107)
Defined benefit plan adjustment, net of tax	9,422				9,422
Derivative financial instruments, net of tax	(2,312)				(2,312)
Other comprehensive loss:	$(57,477)				$(55,370)		$(2,107)
Dividends	(41,306)					(41,306)
Issuance of stock awards	329	24		329
Shares repurchased	(471)	(9)		(471)
Stock-based compensation	3,074			3,074
Noncontrolling interest from acquisition	15						15
July 1, 2018	$1,790,265	99,578	$7,175	$332,528	$(692,401)	$2,120,529	$22,434
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN TOTAL EQUITY (unaudited)
(Dollars in thousands)

	Total Equity	Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests
		Outstanding	Amount
December 31, 2018	$1,772,278	99,829	$7,175	$304,709	$(740,913)	$2,188,115	$13,192
Net income	73,768					73,663	105
Other comprehensive income/(loss):
Translation loss	(2,972)				(2,852)		(120)
Defined benefit plan adjustment, net of tax	7,156				7,156
Derivative financial instruments, net of tax	1,864				1,864
Other comprehensive income/(loss)	$6,048				$6,168		$(120)
Dividends	(41,534)					(41,534)
Dividends paid to noncontrolling interests	(214)						(214)
Issuance of stock awards	399	340		399
Shares repurchased	(7,395)	(133)		(7,395)
Stock-based compensation	4,560			4,560
Impact of new accounting pronouncements	(6,771)					(6,771)
March 31, 2019	$1,801,139	100,036	$7,175	$302,273	$(734,745)	$2,213,473	$12,963
Net income	81,286					81,159	$127
Other comprehensive income/(loss):
Translation gain	9,745				9,573		172
Defined benefit plan adjustment, net of tax	1,807				1,807
Derivative financial instruments, net of tax	(481)				(481)
Other comprehensive income	$11,071				$10,899		$172
Dividends	(43,353)					(43,353)
Issuance of stock awards	326	58		326
Shares repurchased	(1,155)	(19)		(1,155)
Stock-based compensation	4,306			4,306
June 30, 2019	$1,853,620	100,075	$7,175	$305,750	$(723,846)	$2,251,279	$13,262
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30, 2019	July 1, 2018
Cash Flows from Operating Activities:
Net income	$155,054	$164,570
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment	7,284	133
Depreciation, depletion and amortization	116,978	120,402
Share-based compensation expense	8,866	6,122
Equity in earnings of affiliates	(2,441)	(4,963)
Cash dividends from affiliated companies	3,297	2,750
Net loss/(gain) on disposition of assets	3,943	(833)
Pension and postretirement plan expense	13,647	17,408
Pension and postretirement plan contributions	(213,579)	(24,146)
Increase in net deferred tax liability	37,953	3,926
Change in assets and liabilities, net of effects from acquisitions, dispositions, and foreign currency adjustments:
Trade accounts receivable	(46,191)	(45,032)
Inventories	(16,825)	(16,741)
Payable to suppliers	(2,842)	16,716
Prepaid expenses	(4,976)	(5,602)
Accrued expenses	(7,741)	1,012
Income taxes payable and other income tax items	(26,990)	(1,031)
Other assets and liabilities	14,644	16,557
Net cash provided by operating activities	40,081	251,248
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(102,272)	(88,852)
Cost of acquisitions, net of cash acquired	(455)	(141,305)
Proceeds from the sale of assets	1,498	6,164
Investment in affiliates and other, net	1,301	559
Net cash used in investing activities	(99,928)	(223,434)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	243,394	137,272
Principal repayment of debt	(81,025)	(93,564)
Net change in commercial paper	(18,000)	(33,000)
Net decrease in outstanding checks	(11,697)	(5,749)
Payment of contingent consideration	(5,000)	—
Cash dividends	(84,160)	(79,801)
Dividends paid to noncontrolling interests	(214)	—
Shares acquired	(8,550)	(4,558)
Net cash provided by/(used in) financing activities	34,748	(79,400)
Effects of Exchange Rate Changes on Cash	1,005	(5,635)
Net Decrease in Cash and Cash Equivalents	(24,094)	(57,221)
Cash and cash equivalents at beginning of period	120,389	254,912
Cash and cash equivalents at end of period	$96,295	$197,691
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 1: Basis of Interim Presentation
In the opinion of the management of Sonoco Products Company (the “Company” or “Sonoco”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise stated) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the six months ended June 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
With respect to the unaudited condensed consolidated financial information of the Company for the three- and six-month periods ended June 30, 2019 and July 1, 2018 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated July 31, 2019 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Note 2: New Accounting Pronouncements
In January 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2016-02, "Leases" (“ASU 2016-02”) requiring lessees to recognize on the balance sheet a right-of-use asset and lease liability for all long-term leases and requiring disclosure of key information about leasing arrangements in order to increase transparency and comparability among organizations. The accounting for lessors does not fundamentally change except for changes to conform and align guidance to the lessee guidance and the revenue recognition standard adopted in 2018. The Company established a cross-functional team to implement certain software solutions as part of its newly integrated enterprise-wide lease management system. The implementation plan included developing business processes, accounting systems, and internal controls to ensure the Company's compliance with reporting and disclosure requirements of the new standard. The Company elected the package of practical expedients permitted under the transition guidance and, as also provided for under the standard, has made an accounting policy election to exclude from the balance sheet leases with a term of 12 months or less. The Company also elected the hindsight practical expedient to determine the reasonably certain lease term for existing leases and has elected to combine lease and non-lease components as a single lease component for all classes of assets.
The Company adopted ASU 2016-02 as of January 1, 2019, using the modified retrospective transition method and elected to apply the optional transition approach prescribed by ASU 2018-11 which allows entities to initially apply the new leases standard at the adoption date, without adjusting comparative periods. Upon the adoption of ASU 2016-02, the Company recorded on its consolidated balance sheet right of use assets totaling $336,083 and lease liabilities totaling $344,362, as well as a cumulative effect adjustment to retained earnings of $6,771 and a $1,508 reduction to deferred tax liabilities.
During the three- and six-month periods ended June 30, 2019, there have been no other newly issued nor newly applicable accounting pronouncements that have had, or are expected to have, a material impact on the Company’s financial statements. Further, at June 30, 2019, there were no other pronouncements pending adoption that are expected to have a material impact on the Company’s consolidated financial statements.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 3: Acquisitions
On October 1, 2018, the Company completed the acquisition of the remaining 70 percent interest in Conitex Sonoco (BVI), Ltd. ("Conitex Sonoco") from Texpack Investments, Inc. ("Texpack"). Concurrent with this acquisition, the Company also acquired a rigid paper facility in Spain ("Compositub") from Texpack Group Holdings B.V. Final consideration for both acquisitions was subject to a post-closing adjustment for the change in working capital to the date of closing. These adjustments were settled in February 2019 for additional cash payments to the sellers totaling $455.
On April 12, 2018, the Company completed the acquisition of Highland Packaging Solutions ("Highland"). Highland manufactures thermoformed plastic packaging for fresh produce and dairy products from a single production facility in Plant City, Florida. The acquisition of Highland included a contingent purchase liability of $7,500 payable in two installments and based upon a sales metric which the Company anticipated meeting in full at the time of the acquisition. The first year's metric was met and the Company paid the first installment of $5,000 in the second quarter of 2019. The second year's metric is also expected to be met and the final installment of $2,500 is expected to be paid in the second quarter of 2020. The liability for the remaining installment is included in "Accrued expenses and other" on the Company's Condensed Consolidated Balance Sheets at June 30, 2019.
During the six months ended June 30, 2019, the Company continued to finalize its valuations of the assets acquired and liabilities assumed in acquisitions completed in the previous year based on new information obtained about facts and circumstances that existed as of their respective acquisition dates. As a result, the following measurement period adjustments were made to the previously disclosed provisional fair values of assets and liabilities acquired:

	Conitex Sonoco	Compositub	Highland
Trade accounts receivable	$(77)	$203	$—
Inventories	—	50	—
Property, plant and equipment	(199)	(1,026)	1,895
Goodwill	1,971	(566)	(1,895)
Other intangible assets	300	1,888	—
Accrued expenses and other	(1,782)	(138)	—
Other net tangible assets /(liabilities)	(129)	(40)	—
Additional cash consideration	$84	$371	$—

Management is continuing to finalize its valuations of certain assets and liabilities associated with its 2018 acquisitions of Conitex Sonoco and Compositub, including, but not limited to: inventory; property, plant and equipment; other intangible assets; and trade accounts receivable, and expects to complete its valuations in the third quarter of 2019. The measurement period adjustments for Highland are now completed.
The Company has accounted for its acquisitions as business combinations under the acquisition method of accounting, in accordance with the business combinations subtopic of the Accounting Standards Codification and has included their results of operations in the Company's Condensed Consolidated Statements of Income from their respective dates of acquisition.
Acquisition-related costs of $1,224 and $3,091 were incurred during the three months ended June 30, 2019 and July 1, 2018, respectively, and $1,624 and $3,636 during the six months ended June 30, 2019 and July 1, 2018, respectively. Acquisition-related costs consist primarily of legal and professional fees and are included in "Selling, general and administrative expenses" in the Company's Condensed Consolidated Statements of Income.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 4: Shareholders' Equity
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Numerator:
Net income attributable to Sonoco	$81,159	$89,412	$154,822	$163,467
Denominator:
Weighted average common shares outstanding:
Basic	100,759	100,568	100,700	100,482
Dilutive effect of stock-based compensation	419	472	429	483
Diluted	101,178	101,040	101,129	100,965
Net income attributable to Sonoco per common share:
Basic	$0.81	$0.89	$1.54	$1.63
Diluted	$0.80	$0.88	$1.53	$1.62
Cash dividends	$0.43	$0.41	$0.84	$0.80

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
The average numbers of SARs that were not dilutive and, therefore, not included in the computation of diluted earnings per share during the three- and six- month periods ended June 30, 2019 and July 1, 2018 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018

Anti-dilutive stock appreciation rights	537	1,043	421	891
No adjustments were made to "Net income attributable to Sonoco" in the computations of earnings per share.
Stock Repurchases
On February 10, 2016, the Company’s Board of Directors authorized the repurchase of up to 5,000 shares of the Company's common stock. A total of 2,030 were purchased in 2016. No shares were repurchased under this authorization during 2017, 2018, or during the six months ended June 30, 2019. Accordingly, a total of 2,970 shares remain available for repurchase at June 30, 2019.
The Company frequently repurchases shares of its common stock to satisfy employee tax withholding obligations in association with certain share-based compensation awards. These repurchases, which are not part of a publicly announced plan or program, totaled 151 shares in the six months ended June 30, 2019 at a cost of $8,550, and 87 shares in the six months ended July 1, 2018 at a cost of $4,558.
Dividend Declarations
On April 17, 2019, the Board of Directors declared a regular quarterly dividend of $0.43 per share. This dividend was paid on June 10, 2019 to all shareholders of record as of May 10, 2019.
On July 17, 2019, the Board of Directors declared a regular quarterly dividend of $0.43 per share. This dividend is payable on September 10, 2019 to all shareholders of record as of August 9, 2019.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 5: Restructuring and Asset Impairment
The Company has engaged in a number of restructuring actions over the past several years. Actions initiated in 2019 and 2018 are reported as “2019 Actions” and “2018 Actions,” respectively. Actions initiated prior to 2018, all of which were substantially complete at June 30, 2019, are reported as “2017 and Earlier Actions.”
Following are the total restructuring and asset impairment charges, net of adjustments, recognized by the Company during the periods presented:

	2019		2018
	Second Quarter	Six Months	Second Quarter	Six Months
Restructuring/Asset impairment:
2019 Actions	$9,961	$16,350	$—	$—
2018 Actions	3,202	7,248	2,708	4,915
2017 and Earlier Actions	192	429	859	1,715
Restructuring/Asset impairment charges	13,355	24,027	3,567	6,630
Income tax benefit	(3,307)	(5,945)	(1,046)	(1,731)
Less: Costs attributable to noncontrolling interests, net of tax	(69)	(138)	(15)	(20)
Restructuring/asset impairment charges attributable to Sonoco, net of tax	$9,979	$17,944	$2,506	$4,879

Pre-tax restructuring and asset impairment charges are included in “Restructuring/Asset impairment charges” in the Condensed Consolidated Statements of Income.
When recognizable in accordance with GAAP, the Company expects to recognize future additional charges totaling approximately $6,600 in connection with previously announced restructuring actions. The Company believes that the majority of these charges will be incurred and paid by the end of 2019. The Company continually evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions are likely to be undertaken.
2019 Actions
During 2019, the Company announced the elimination of a forming film production line at a flexible packaging facility in the United States, initiated the closure of a composite can and injection molding facility in Germany, and announced the closure of a composite can plant in Malaysia (all part of the Consumer Packaging segment). The Company also exited an integrated material protective packaging facility in Texas (part of the Protective Solutions segment). In addition, approximately 112 positions were eliminated in the first six months of 2019 in conjunction with the Company's ongoing organizational effectiveness efforts.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Below is a summary of 2019 Actions and related expenses by segment and by type incurred and estimated to be incurred through completion.

2019 Actions	Second Quarter 2019	Total Incurred to Date	Estimated Total Cost
Severance and Termination Benefits
Consumer Packaging	$2,866	$5,855	$10,315
Display and Packaging	57	57	57
Paper and Industrial Converted Products	1,356	$1,778	1,778
Protective Solutions	340	681	681
Corporate	196	1,922	1,922
Asset Impairment / Disposal of Assets
Consumer Packaging	3,884	4,196	4,196
Protective Solutions	130	130	130
Other Costs
Consumer Packaging	880	1,322	2,889
Display and Packaging	236	391	391
Paper and Industrial Converted Products	13	15	15
Protective Solutions	3	3	3
Total Charges and Adjustments	$9,961	$16,350	$22,377

The following table sets forth the activity in the 2019 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

2019 Actions	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Accrual Activity 2019 Year to Date
Liability at December 31, 2018	$—	$—	$—	$—
2019 charges	10,293	4,326	1,731	16,350
Cash payments	(5,676)	—	(1,731)	(7,407)
Asset write downs/disposals	—	(4,326)	—	(4,326)
Foreign currency translation	12	—	—	12
Liability at June 30, 2019	$4,629	$—	$—	$4,629

"Asset Impairment/Disposal of Assets" consists primarily of an impairment charge of $3,306 resulting from the elimination of a forming film line at a flexible packaging facility, a $431 loss on the disposal of assets related to the closure of a composite can and injection molding facility in Germany, and a $325 loss on the disposal of assets and inventory relating to the closure of a composite can plant in Malaysia.
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
Below is a summary of 2018 Actions and related expenses by segment and by type incurred and estimated to be incurred through completion.

	2019		2018
2018 Actions	Second Quarter	Six Months	Second Quarter	Six Months
Severance and Termination Benefits
Consumer Packaging	$195	$836	$906	$1,694	$5,535	$5,535
Display and Packaging	150	152	556	731	2,092	2,092
Paper and Industrial Converted Products	28	197	301	1,292	3,308	3,308
Protective Solutions	—	(1)	517	776	1,074	1,074
Corporate	—	—	20	243	243	243
Asset Impairment / Disposal of Assets
Consumer Packaging	1,611	2,618	89	75	5,307	5,307
Display and Packaging	—	87	—	—	4,712	4,712
Paper and Industrial Converted Products	27	253	—	—	371	371
Protective Solutions	—	—	29	(243)	(243)	(243)
Other Costs
Consumer Packaging	959	2,768	(6)	5	5,158	5,518
Display and Packaging	68	116	3	3	9,966	10,066
Paper and Industrial Converted Products	162	202	293	293	1,963	1,963
Protective Solutions	2	20	—	46	66	66
Corporate	—	—	—	—	(11)	(11)
Total Charges and Adjustments	$3,202	$7,248	$2,708	$4,915	$39,541	$40,001

The following table sets forth the activity in the 2018 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

2018 Actions	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Accrual Activity 2019 Year to Date
Liability at December 31, 2018	$3,194	$—	$179	$3,373
2019 charges	1,184	2,958	3,106	7,248
Cash receipts/(payments)	(3,150)	494	(3,175)	(5,831)
Asset write downs/disposals	—	(3,452)	—	(3,452)
Foreign currency translation	1	—	5	6
Liability at June 30, 2019	$1,229	$—	$115	$1,344

Included in "Asset Impairment/Disposal of Assets" above are asset impairment charges of $1,725 and $909 related to the closures of a flexible packaging plant in North Carolina and a thermoformed packaging plant in California, respectively. Also included are losses totaling $232 related to the sale of fixed assets and inventory associated with the closure of a tube and core plant in Indonesia. The Company received proceeds of $416 from this sale and wrote off assets with a book value totaling $648.

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
Below is a summary of expenses/(income) incurred by segment for 2017 and Earlier Actions for the three- and six-month periods ended June 30, 2019 and July 1, 2018.

	2019		2018
2017 and Earlier Actions	Second Quarter	Six Months	Second Quarter	Six Months
Consumer Packaging	$92	$147	$997	$1,941
Display and Packaging	—	83	118	(71)
Paper and Industrial Converted Products	14	29	(530)	(674)
Protective Solutions	86	170	274	519
Corporate	—	—	—	—
Total charges, net of adjustments	$192	$429	$859	$1,715

The accrual for 2017 and Earlier Actions totaled $1,239 and $4,199 at June 30, 2019 and December 31, 2018, respectively, and is included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets. The majority of the liability associated with 2017 and Earlier Actions relates to unpaid severance costs and is expected to be paid by the end of 2019 using cash generated from operations.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 6: Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive loss and the changes in the balances of each component of accumulated other comprehensive loss, net of tax as applicable, for the six months ended June 30, 2019 and July 1, 2018:

	Foreign Currency Items	Defined Benefit Pension Items	Gains and Losses on Cash Flow Hedges	Accumulated Other Comprehensive Loss

Balance at December 31, 2018	$(251,102)	$(487,380)	$(2,431)	$(740,913)
Other comprehensive income/(loss) before reclassifications	6,721	(5,939)	1,726	2,508
Amounts reclassified from accumulated other comprehensive loss to net income	—	14,902	(242)	14,660
Amounts reclassified from accumulated other comprehensive loss to fixed assets	—	—	(101)	(101)
Other comprehensive income	6,721	8,963	1,383	17,067
Balance at June 30, 2019	$(244,381)	$(478,417)	$(1,048)	$(723,846)

Balance at December 31, 2017	$(198,495)	$(467,136)	$(641)	$(666,272)
Other comprehensive income/(loss) before reclassifications	(39,927)	1,068	(1,139)	(39,998)
Amounts reclassified from accumulated other comprehensive loss to net income	—	14,171	(182)	13,989
Amounts reclassified from accumulated other comprehensive loss to fixed assets	—	—	56	56
Other comprehensive income/(loss)	(39,927)	15,239	(1,265)	(25,953)
Amounts reclassified from retained earnings to accumulated other comprehensive loss	—	—	(176)	(176)
Balance at July 1, 2018	$(238,422)	$(451,897)	$(2,082)	$(692,401)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the effects on net income of significant amounts reclassified from each component of accumulated other comprehensive loss for the three- and six- month periods ended June 30, 2019 and July 1, 2018:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended		Six Months Ended
Details about Accumulated Other Comprehensive Loss Components	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018	Affected Line Item in the Condensed Consolidated Statements of Income
Gains and losses on cash flow hedges
Foreign exchange contracts	$532	$(240)	$849	$570	Net sales
Foreign exchange contracts	(378)	174	(666)	(353)	Cost of sales
Commodity contracts	(319)	68	116	10	Cost of sales
	$(165)	$2	$299	$227	Income before income taxes
	59	(1)	(57)	(45)	Provision for income taxes
	$(106)	$1	$242	$182	Net income
Defined benefit pension items
Effect of settlement loss(a)	$(225)	$(645)	$(1,547)	$(645)	Non-operating pension costs
Amortization of defined benefit pension items(a)	(9,523)	(8,983)	(18,455)	(18,284)	Non-operating pension costs
	$(9,748)	$(9,628)	$(20,002)	$(18,929)	Income before income taxes
	2,510	2,419	5,100	4,758	Provision for income taxes
	$(7,238)	$(7,209)	$(14,902)	$(14,171)	Net income
Total reclassifications for the period	$(7,344)	$(7,208)	$(14,660)	$(13,989)	Net income

(a) See Note 11 for additional details.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the before and after tax amounts for the various components of other comprehensive income/(loss) for the three-month periods ended June 30, 2019 and July 1, 2018:

	Three months ended June 30, 2019			Three months ended July 1, 2018
	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Foreign currency items:
Net other comprehensive income/(loss) from foreign currency items	$9,573	$—	$9,573	$(62,480)	$—	$(62,480)
Defined benefit pension items:
Other comprehensive income/(loss) before reclassifications	(6,957)	1,526	(5,431)	2,635	(422)	2,213
Amounts reclassified from accumulated other comprehensive income/(loss) to net income	9,748	(2,510)	7,238	9,628	(2,419)	7,209
Net other comprehensive income/(loss) from defined benefit pension items	2,791	(984)	1,807	12,263	(2,841)	9,422
Gains and losses on cash flow hedges:
Other comprehensive income/(loss) before reclassifications	(828)	297	(531)	(3,106)	784	(2,322)
Amounts reclassified from accumulated other comprehensive income/(loss) to net income	165	(59)	106	(2)	1	(1)
Amounts reclassified from accumulated other comprehensive income/(loss) to fixed assets	(56)	—	(56)	11	—	11
Net other comprehensive income/(loss) from cash flow hedges	(719)	238	(481)	(3,097)	785	(2,312)
Other comprehensive income/(loss):	$11,645	$(746)	$10,899	$(53,314)	$(2,056)	$(55,370)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the before and after tax amounts for the various components of other comprehensive income/(loss) for the six-month periods ended June 30, 2019 and July 1, 2018:

	Six months ended June 30, 2019			Six months ended July 1, 2018
	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Foreign currency items:
Net other comprehensive income/(loss) from foreign currency items	$6,721	$—	$6,721	$(39,927)	$—	$(39,927)
Defined benefit pension items:
Other comprehensive income/(loss) before reclassifications	(7,638)	1,699	(5,939)	1,490	(422)	1,068
Amounts reclassified from accumulated other comprehensive income/(loss) to net income	20,002	(5,100)	14,902	18,929	(4,758)	14,171
Net other comprehensive income/(loss) from defined benefit pension items	12,364	(3,401)	8,963	20,419	(5,180)	15,239
Gains and losses on cash flow hedges:
Other comprehensive income/(loss) before reclassifications	2,193	(467)	1,726	(1,631)	492	(1,139)
Amounts reclassified from accumulated other comprehensive income/(loss) to net income	(299)	57	(242)	(227)	45	(182)
Amounts reclassified from accumulated other comprehensive income/(loss) to fixed assets	(101)		(101)	56	—	56
Net other comprehensive income/(loss) from cash flow hedges	1,793	(410)	1,383	(1,802)	537	(1,265)
Other comprehensive income/(loss):	$20,878	$(3,811)	$17,067	$(21,310)	$(4,643)	$(25,953)

Note 7: Goodwill and Other Intangible Assets
Goodwill
A summary of the changes in goodwill by segment for the six months ended June 30, 2019 is as follows:

	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Total
Goodwill at December 31, 2018	$617,332	$203,414	$256,947	$231,474	$1,309,167
Foreign currency translation	1,590	—	377	(6)	1,961
Other	(2,461)	—	1,971	—	(490)
Goodwill at June 30, 2019	$616,461	$203,414	$259,295	$231,468	$1,310,638

Measurement period adjustments were made in the first six months of 2019 to the fair values of the assets acquired and the liabilities assumed in the 2018 acquisitions of Compositub, Highland, and Conitex Sonoco resulting in increases/(decreases) in goodwill of $(566), $(1,895) and $1,971, respectively. These adjustments are reflected above in "Other." See Note 3 for additional information.
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
Although no reporting units failed the assessments noted above, in management’s opinion, the goodwill of the Display and Packaging reporting unit is at risk of impairment in the near term if operating performance does not continue to improve in line with management's expectations, or if there is a negative change in the long-term outlook for the business or in other factors such as the discount rate. Total goodwill associated with this reporting unit was $203,414 at June 30, 2019. In addition, a large portion of projected sales in the Display and Packaging reporting unit is concentrated in several major customers, the loss of any of which could impact the Company's conclusion regarding the likelihood of goodwill impairment for the unit.

During the time subsequent to the annual evaluation, and at June 30, 2019, the Company considered whether any events and/or changes in circumstances had resulted in the likelihood that the goodwill of any of its reporting units may have been impaired. It is management's opinion that no such events have occurred.

Other Intangible Assets
A summary of other intangible assets as of June 30, 2019 and December 31, 2018 is as follows:

	June 30, 2019	December 31, 2018
Other Intangible Assets, gross:
Patents	$22,496	$22,509
Customer lists	550,003	548,038
Trade names	31,166	31,174
Proprietary technology	28,755	28,748
Land use rights	284	282
Other	2,127	2,093
Other Intangible Assets, gross	$634,831	$632,844

Accumulated Amortization:
Patents	(10,604)	(9,539)
Customer lists	(268,123)	(246,946)
Trade names	(8,810)	(7,413)
Proprietary technology	(17,077)	(15,400)
Land use rights	(50)	(48)
Other	(1,550)	(1,461)
Total Accumulated Amortization	$(306,214)	$(280,807)
Other Intangible Assets, net	$328,617	$352,037

Measurement period adjustments were made in the first six months of 2019 to the fair values of the assets acquired and the liabilities assumed in the 2018 acquisitions of Compositub and Conitex Sonoco resulting in increases in other intangible assets, primarily customer lists, of $1,888 and $300, respectively.
Other intangible assets are amortized on a straight-line basis over their respective useful lives, which generally range from three to forty years. The Company has no intangible assets with indefinite lives.
Aggregate amortization expense was $13,098 and $12,401 for the three months ended June 30, 2019 and July 1, 2018, respectively, and $25,890 and $22,603 for the six months ended June 30, 2019 and July 1, 2018, respectively. Amortization expense on other intangible assets is expected to total approximately $51,400 in 2019, $49,000 in 2020, $47,000 in 2021, $44,500 in 2022 and $36,800 in 2023.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 8: Debt
On May 17, 2019, the Company entered into a 364-day, $200,000 term loan with Wells Fargo Bank, National Association. The full $200,000 was drawn from this facility on May 20, 2019, and $190,000 of the loan proceeds were used to make voluntary contributions to the Company's U.S. defined benefit pension plans. The unsecured loan has a 364-day term and the Company has a one-time option to request an extension of the term for an additional 364 days if it meets certain conditions. Interest is assessed at the London Interbank Offered Rate (LIBOR) plus a margin based on a pricing grid that uses the Company’s credit ratings. The LIBOR margin at June 30, 2019 was 100 basis points. There is no required amortization and repayment can be accelerated at any time at the discretion of the Company.

Note 9: Financial Instruments and Derivatives
The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments for which the carrying amount differs from the fair value.

	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, net of current portion	$1,188,026	$1,295,115	$1,189,717	$1,270,521

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
Cash Flow Hedges
At June 30, 2019 and December 31, 2018, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. These contracts, which have maturities ranging to December 2020, qualify as cash flow hedges under U.S. GAAP. For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item.

Commodity Cash Flow Hedges
The Company has entered into certain derivative contracts to manage the cost of anticipated purchases of natural gas and aluminum. At June 30, 2019, natural gas swaps covering approximately 6.0 million MMBTUs were outstanding. These contracts represent approximately 74% and 52% of anticipated U.S. and Canadian usage for the remainder of 2019 and 2020, respectively. Additionally, the Company had swap contracts covering 2,041 metric tons of aluminum, representing approximately 51% of anticipated usage for the remainder of 2019. The fair values of the Company’s commodity cash flow hedges netted to a loss position of $(2,351) and $(1,571) at June 30, 2019 and December 31, 2018 respectively. The amount of the loss included in Accumulated Other Comprehensive Loss at June 30, 2019, that is expected to be reclassified to the income statement during the next twelve months is $(2,050).

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Foreign Currency Cash Flow Hedges
The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales, purchases, and capital spending forecast to occur in 2019. The net positions of these contracts at June 30, 2019 were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	purchase	8,090,286
Mexican peso	purchase	355,994
Canadian dollar	purchase	31,576
Polish zloty	purchase	25,074
Czech koruna	purchase	23,587
Turkish lira	purchase	3,311
British pound	purchase	333
Swedish krona	sell	(1,010)
Euro	sell	(6,995)
Russian ruble	sell	(113,055)

The fair value of foreign currency cash flow hedges related to forecasted sales and purchases netted to a gain position of $872 at June 30, 2019 and a loss position of $(1,624) at December 31, 2018. Gains of $872 are expected to be reclassified from accumulated other comprehensive income to the income statement during the next twelve months. In addition, the Company has entered into forward contracts to hedge certain foreign currency cash flow transactions related to construction in progress. As of June 30, 2019 and at December 31, 2018, the net position of these contracts were $(7) and $(88), respectively. During the six months ended June 30, 2019, losses from these hedges totaling $(101) were reclassified from accumulated other comprehensive income and included in the carrying value of the related fixed assets acquired. Losses of $(7) are expected to be reclassified from accumulated other comprehensive income and included in the carrying value of the related fixed assets acquired during the next twelve months.
Other Derivatives
The Company routinely enters into forward contracts or swaps to economically hedge the currency exposure of intercompany debt and foreign currency denominated receivables and payables. The Company does not apply hedge accounting treatment under ASC 815 for these instruments. As such, changes in fair value are recorded directly to income and expense in the periods that they occur.
The net positions of these contracts at June 30, 2019, were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	purchase	10,371,390
Mexican peso	purchase	407,604
Canadian dollar	purchase	18,608
South African rand	sell	(7,000)

The fair value of the Company’s other derivatives was a gain position of $687 and $166 at June 30, 2019 and December 31, 2018, respectively.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth the location and fair values of the Company’s derivative instruments at June 30, 2019 and December 31, 2018:

Description	Balance Sheet Location	June 30, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$—	$282
Commodity Contracts	Accrued expenses and other	$(2,131)	$(1,843)
Commodity Contracts	Other liabilities	$(220)	$(10)
Foreign Exchange Contracts	Prepaid expenses	$1,238	$770
Foreign Exchange Contracts	Accrued expenses and other	$(373)	$(2,482)
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Prepaid expenses	$—	$727
Foreign Exchange Contracts	Other assets	$696	$—
Foreign Exchange Contracts	Accrued expenses and other	$(9)	$(561)

While certain of the Company’s derivative contract arrangements with its counterparties provide for the ability to settle contracts on a net basis, the Company reports its derivative positions on a gross basis. There are no collateral arrangements or requirements in these agreements.
The following tables set forth the effect of the Company’s derivative instruments on financial performance for the three months ended June 30, 2019 and July 1, 2018:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income
Derivatives in Cash Flow Hedging Relationships:
Three months ended June 30, 2019
Foreign Exchange Contracts	$928	Net sales	$532
		Cost of sales	$(378)
Commodity Contracts	$(1,756)	Cost of sales	$(319)
Three months ended July 1, 2018
Foreign Exchange Contracts	$(4,407)	Net sales	$(240)
		Cost of sales	$174
Commodity Contracts	$1,301	Cost of sales	$68

Description	Gain or (Loss) Recognized	Location of Gain or (Loss) Recognized in Income Statement
Derivatives not Designated as Hedging Instruments:
Three months ended June 30, 2019
Foreign Exchange Contracts	$—	Cost of sales
	$893	Selling, general and administrative
Three months ended July 1, 2018
Foreign Exchange Contracts	$—	Cost of sales
	$1,270	Selling, general and administrative

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

	Three months ended June 30, 2019		Three months ended July 1, 2018
Description	Revenue	Cost of sales	Revenue	Cost of sales
Total amount of income and expense line items presented in the Condensed Consolidated Statements of Income	$532	$(697)	$(240)	$242

The effects of cash flow hedging:

Gain or (loss) on cash flow hedging relationships in Subtopic 815-20:
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into net income	$532	$(378)	$(240)	$174

Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into net income	$—	$(319)	$—	$68

The following tables set forth the effect of the Company’s derivative instruments on financial performance for the six months ended June 30, 2019 and July 1, 2018:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income
Derivatives in Cash Flow Hedging Relationships:
Six months ended June 30, 2019
Foreign Exchange Contracts	$2,858	Net sales	$849
		Cost of sales	$(666)
Commodity Contracts	$(664)	Cost of sales	$116
Six months ended July 1, 2018
Foreign Exchange Contracts	$(2,761)	Net sales	$570
		Cost of sales	$(353)
Commodity Contracts	$1,130	Cost of sales	$10

Description	Gain or (Loss) Recognized	Location of Gain or (Loss) Recognized in Income Statement
Derivatives not Designated as Hedging Instruments:
Six months ended June 30, 2019
Foreign Exchange Contracts	$—	Cost of sales
	$(571)	Selling, general and administrative
Six months ended July 1, 2018
Foreign Exchange Contracts	$—	Cost of sales
	$2,024	Selling, general and administrative

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

	Six months ended June 30, 2019		Six months ended July 1, 2018
Description	Revenue	Cost of sales	Revenue	Cost of sales
Total amount of income and expense line items presented in the Condensed Consolidated Statements of Income	$849	$(550)	$570	$(343)

The effects of cash flow hedging:

Gain or (loss) on cash flow hedging relationships in Subtopic 815-20:
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into net income	$849	$(666)	$570	$(353)

Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into net income	$—	$116	$—	$10

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
The following table sets forth information regarding the Company’s financial assets and financial liabilities, excluding retirement and postretirement plan assets, measured at fair value on a recurring basis:

Description	June 30, 2019	Assets measured at NAV	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(2,351)	$—	$—	$(2,351)	$—
Foreign exchange contracts	$865	$—	$—	$865	$—
Non-hedge derivatives, net:
Foreign exchange contracts	$687	$—	$—	$687	$—
Deferred compensation plan assets	$135	$—	$135	$—	$—

Description	December 31, 2018	Assets measured at NAV	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(1,571)	$—	$—	$(1,571)	$—
Foreign exchange contracts	$(1,712)	$—	$—	$(1,712)	$—
Non-hedge derivatives, net:
Foreign exchange contracts	$166	$—	$—	$166	$—
Deferred compensation plan assets	$260	$—	$260	$—	$—

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
The Company does not currently have any non-financial assets or liabilities that are recognized or disclosed at fair value on a recurring basis. None of the Company’s financial assets or liabilities are measured at fair value using significant unobservable inputs. There were no transfers in or out of Level 1 or Level 2 fair value measurements during the three- and six-month periods ended June 30, 2019.

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
The components of net periodic benefit cost include the following:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Retirement Plans
Service cost	$962	$4,478	$1,903	$9,150
Interest cost	15,100	13,573	30,043	27,551
Expected return on plan assets	(19,232)	(22,580)	(38,329)	(45,789)
Amortization of prior service cost	216	242	430	491
Amortization of net actuarial loss	9,646	9,162	18,680	18,582
Effect of settlement loss	225	645	1,547	645
Net periodic benefit cost	$6,917	$5,520	$14,274	$10,630

Retiree Health and Life Insurance Plans
Service cost	$78	$70	$152	$149
Interest cost	113	110	231	221
Expected return on plan assets	(179)	(218)	(356)	(690)
Amortization of prior service credit	(124)	(123)	(247)	(249)
Amortization of net actuarial gain	(215)	(298)	(408)	(540)
Net periodic benefit income	$(327)	$(459)	$(628)	$(1,109)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The Company made aggregate contributions of $199,006 to its defined benefit retirement and retiree health and life insurance plans during the six months ended June 30, 2019, including voluntary contributions to its U.S. defined benefit pension plans (the "Plans") totaling $190,000 in May 2019. This voluntary contribution was followed by actions to further de-risk the Plan's portfolio by increasing the allocation of pension assets to fixed-income investments. The Company expects to make additional aggregate contributions of approximately $17,100 to its defined benefit retirement and retiree health and life insurance plans over the remainder of 2019, including an additional $10,000 voluntary contribution to the Plans. The Company made aggregate contributions of $9,995 to its defined benefit retirement and retiree health and life insurance plans during the six months ended July 1, 2018.
The Company recognized settlement charges totaling $1,547 and $645 during the six months ended June 30, 2019 and July 1, 2018, respectively. These charges resulted from payments made to certain participants of the Company's Canadian pension plan who elected a lump sum option of distribution upon retirement.

Pending Plan Termination
On July 17, 2019, subsequent to the end of the second quarter, the Company's Board of Directors approved a resolution to terminate the Sonoco Pension Plan for Inactive Participants, a tax-qualified defined benefit plan (the "Inactive Plan"), effective September 30, 2019. Once approval is received from the Internal Revenue Service and the Pension Benefit Guaranty Corporation, and following completion of the limited lump-sum offering, the Company is expected to settle all remaining liabilities under the Inactive Plan in 2020 through the purchase of annuity contracts. The Company anticipates making additional contributions to the Inactive Plan beginning in 2020 of between $75,000 and $125,000 in order to be fully funded on a termination basis at the time of the annuity purchase. However, the actual amount of the Company's long-term liability when it is transferred, and the related cash contribution requirement, will depend upon the nature and timing of participant settlements, as well as prevailing market conditions. Non-cash settlement charges resulting from the lump sum payouts and annuity purchases are expected to range between $525,000 and $575,000. The termination of the Inactive Plan will apply to participants who have separated service from Sonoco and to non-union active employees who no longer accrue pension benefits. There is no change in the cumulative benefit previously earned by the approximately 11,000 impacted participants as a result of these actions, and the Company will continue to manage and support the Sonoco Pension Plan, comprised of approximately 600 active participants who continue to accrue benefits in accordance with a flat-dollar multiplier formula.

Sonoco Retirement Contribution (SRC)
SRC contributions, which are funded annually in the first quarter, totaled $14,573 during the six months ended June 30, 2019, and $14,151 during the six months ended July 1, 2018. No additional SRC contributions are expected during the remainder of 2019. The Company recognized expense related to the SRC of $5,830 and $3,855 for the quarters ended June 30, 2019 and July 1, 2018, respectively, and $12,097 and $7,887 for the six-month periods ended June 30, 2019 and July 1, 2018, respectively.

Note 12: Income Taxes
The Company’s effective tax rate for the three- and six-month periods ending June 30, 2019 was 26.3% and 25.1%, respectively, and its effective tax rate for the three- and six-month periods ending July 1, 2018 was 26.1% and 25.2%, respectively. The rates for the three- and six-month periods ending June 30, 2019 and July 1, 2018 varied from the U.S. statutory rate due primarily to the effect of the Global Intangible Low Taxed Income (GILTI) tax as well as the effect of state income taxes.
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
The Company’s reserve for uncertain tax benefits has increased by approximately $600 since December 31, 2018, due primarily to an increase in reserves related to existing uncertain tax positions. The Company believes that it is reasonably possible that the amount reserved for unrecognized tax benefits at June 30, 2019 could decrease by approximately $2,800 over the next twelve months. This change includes the anticipated increase in reserves related to

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

existing positions offset by settlements of issues currently under examination and the release of existing reserves due to the expiration of the statute of limitations. Although the Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental, management believes that any reasonably foreseeable outcomes related to these matters have been adequately provided for. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which earnings or deductions are realized may differ from current estimates. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly basis. The Company has operations and pays taxes in many countries outside of the U.S. and taxes on those earnings are subject to varying rates. The Company is not dependent upon the favorable benefit of any one jurisdiction to an extent that the loss of such benefit would have a material effect on the Company’s overall effective tax rate.
As previously disclosed, the Company received a draft Notice of Proposed Adjustment (“NOPA”) from the Internal Revenue Service (IRS) in February 2017 proposing an adjustment to income for the 2013 tax year based on the IRS's recharacterization of a distribution of an intercompany note made in 2012, and the subsequent repayment of the note over the course of 2013, as if it were a cash distribution made in 2013. In March 2017, the Company received a draft NOPA proposing penalties of $18,000 associated with the IRS’s recharacterization, as well as an Information Document Request (“IDR”) requesting the Company’s analysis of why such penalties should not apply. The Company responded to this IDR in April 2017. On October 5, 2017, the Company received two revised draft NOPAs proposing the same adjustments and penalties as in the prior NOPAs. On November 14, 2017, the Company received two final NOPAs proposing the same adjustments and penalties as in the prior draft NOPAs. On November 20, 2017, the Company received a Revenue Agent's Report (“RAR”) that included the same adjustments and penalties as in the prior NOPAs. At the time of the distribution in 2012, it was characterized as a dividend to the extent of earnings and profits, with the remainder as a tax free return of basis and taxable capital gain. As the IRS proposes to recharacterize the distribution, the entire distribution would be characterized as a dividend. The incremental tax liability associated with the income adjustment proposed in the RAR would be approximately $89,000, excluding interest and the previously referenced penalties. On January 22, 2018, the Company filed a protest to the proposed deficiency with the IRS. The Company received a rebuttal of its protest from the IRS on July 10, 2018, and the matter has now been referred to the Appeals Division of the IRS. The Company had a pre-conference hearing with IRS Appeals during the second quarter of 2019. The Company strongly believes the position of the IRS with regard to this matter is inconsistent with applicable tax laws and existing Treasury regulations, and that the Company's previously reported income tax provision for the year in question is appropriate. However, there can be no assurance that this matter will be resolved in the Company's favor. Regardless of whether the matter is resolved in the Company's favor, the final resolution of this matter could be expensive and time consuming to defend and/or settle. While the Company believes that the amount of tax originally paid with respect to this distribution is correct, and accordingly has not provided additional reserve for tax uncertainty, there is still a possibility that an adverse outcome of the matter could have a material effect on its results of operations and financial condition.

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
The following table sets forth the balance sheet location and values of the Company’s lease assets and lease liabilities at June 30, 2019:

Classification	Balance Sheet Location	June 30, 2019
Lease Assets
Operating lease assets	Right of Use Asset - Operating Leases	$304,655
Finance lease assets	Other Assets	20,275
Total lease assets		324,930

Lease Liabilities
Current operating lease liabilities	Accrued expenses and other	55,210
Current finance lease liabilities	Notes payable and current portion of debt	9,508
Total current lease liabilities		64,718

Noncurrent operating lease liabilities	Noncurrent Operating Lease Liabilities	258,549
Noncurrent finance lease liabilities	Long-term Debt, Net of Current Portion	9,563
Total noncurrent lease liabilities		268,112

Total lease liabilities		$332,830

As of June 30, 2019, the Company has entered into additional leases that have not yet commenced. The associated contracts include payments over the respective lease terms totaling $573, which are not reflected in the Company's liabilities recorded as of June 30, 2019. These leases will commence during fiscal year 2019 with lease terms of approximately 3 years.

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
The following table sets forth the components of the Company's total lease cost for the three- and six-month periods ended June 30, 2019:

Lease Cost		Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	(a)	$15,771	$31,316
Finance lease cost:
Amortization of lease asset	(a) (b)	2,053	4,122
Interest on lease liabilities	(c)	245	521
Variable lease cost	(a) (d)	7,791	16,969

Total lease cost		$25,860	$52,928

(a) Production-related and administrative amounts are included in cost of sales and selling, general and administrative expenses, respectively.
(b) Included in depreciation and amortization.

(c) Included in interest expense.

(d) Also includes short term lease costs, which are deemed immaterial.

In compliance with ASC 842, the Company must provide the prior year disclosures required under the previous lease guidance (ASC 840) for comparative periods presented herein. Rental expense under operating leases for the three- and six-month periods ended July 1, 2018 was $19,399 and $38,300, respectively.

The following table sets forth the five-year maturity schedule of the Company's lease liabilities as of June 30, 2019:

Maturity of Lease Liabilities	Operating Leases	Finance Leases	Total
2019 (excluding six months ended June 30, 2019)	$30,472	$5,031	$35,503
2020	54,945	8,723	63,668
2021	47,075	3,165	50,240
2022	41,259	1,644	42,903
2023	37,895	994	38,889
Beyond 2023	188,730	843	189,573
Total lease payments	$400,376	$20,400	$420,776
Less: Interest	86,617	1,329	87,946
Lease Liabilities	$313,759	$19,071	$332,830

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

The following tables set forth the Company's weighted average remaining lease term and discount rates used in the calculation of its outstanding lease liabilities June 30, 2019, along with other lease-related information for the three months ended June 30, 2019:

Lease Term and Discount Rate	As of June 30, 2019
Weighted-average remaining lease term (years):
Operating leases	11.2
Finance leases	2.8
Weighted-average discount rate:
Operating leases	4.92%
Finance leases	5.08%

Other Information	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$31,482
Operating cash flows used by finance leases	$521
Financing cash flows used by finance leases	$4,575
Leased assets obtained in exchange for new operating lease liabilities	$8,820
Leased assets obtained in exchange for new finance lease liabilities	$104

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
Payment terms under the Company's sales arrangements are short term, generally no longer than 120 days. The Company does provide prompt payment discounts to certain customers if invoices are paid within a predetermined period. Prompt payment discounts are treated as a reduction of revenue and are determinable within a short period of the sale.
The following table sets forth information about receivables, contract assets, and liabilities from contracts with customers. Contract assets and liabilities are reported in "Other receivables" and "Accrued expenses and other," respectively, on the Condensed Consolidated Balance Sheets.

	June 30, 2019	December 31, 2018
Contract Assets	$53,085	$48,786
Contract Liabilities	$(18,074)	$(18,533)

Significant changes in the contract assets and liabilities balances during the period were as follows:

	June 30, 2019		December 31, 2018
	Contract Asset	Contract Liability	Contract Asset	Contract Liability
Beginning Balance	$48,786	$(18,533)	$45,877	$(17,736)
Revenue deferred or rebates accrued	—	(16,458)	—	(19,730)
Recognized as revenue		3,091		1,652
Rebates paid to customers	—	13,826	—	17,281
Increases due to rights to consideration for customer specific goods produced, but not billed during the period	54,570	—	48,786	—
Transferred to receivables from contract assets recognized at the beginning of the period	(50,271)	—	(45,877)	—
Ending Balance	$53,085	$(18,074)	$48,786	$(18,533)

Contract assets and liabilities are generally short in duration given the nature of products produced by the Company. Contract assets represents goods produced without alternative use for which the Company is entitled to payment with margin prior to shipment. Upon shipment, the Company is entitled to bill the customer, and therefore amounts included in contract assets will be reduced with the recording of an account receivable as they represent an unconditional right to payment. Contract liabilities represent revenue deferred due to pricing mechanisms utilized by the Company in certain multi-year arrangements, volume rebates, and payments received in advance. For multi-year arrangements with pricing mechanisms, the Company will generally defer revenue during the first half of the arrangement, and will release the deferral over the back half of the contract term. The Company's reportable segments are aligned by product nature as disclosed in Note 15.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following tables set forth information about revenue disaggregated by primary geographic regions, and timing of revenue recognition for the three-month periods ended June 30, 2019 and July 1, 2018. The tables also include a reconciliation of disaggregated revenue with reportable segments.

Three months ended June 30, 2019	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Total
Primary Geographical Markets:
United States	$436,896	$62,097	$268,890	$104,058	$871,941
Europe	99,007	71,564	87,958	5,595	264,124
Canada	28,839	—	29,903	—	58,742
Asia Pacific	17,445	—	69,588	516	87,549
Other	20,563	1,172	34,989	20,641	77,365
Total	$602,750	$134,833	$491,328	$130,810	$1,359,721

Timing of Revenue Recognition:
Products transferred at a point in time	$343,324	$60,450	$472,363	$111,208	$987,345
Products transferred over time	259,426	74,383	18,965	19,602	372,376
Total	$602,750	$134,833	$491,328	$130,810	$1,359,721

Three months ended July 1, 2018	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Total
Primary Geographical Markets:
United States	$446,573	$69,180	$279,752	$103,777	$899,282
Europe	101,953	72,377	90,398	6,816	271,544
Canada	30,595	—	33,762	—	64,357
Asia Pacific	16,713	—	35,689	903	53,305
Other	20,228	1,703	34,536	21,418	77,885
Total	$616,062	$143,260	$474,137	$132,914	$1,366,373

Timing of Revenue Recognition[1]:
Products transferred at a point in time	$376,406	$68,324	$452,576	$109,636	$1,006,942
Products transferred over time	239,656	74,936	21,561	23,278	359,431
Total	$616,062	$143,260	$474,137	$132,914	$1,366,373

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following tables set forth information about revenue disaggregated by primary geographic regions, and timing of revenue recognition for the six-month periods ended June 30, 2019 and July 1, 2018. The tables also include a reconciliation of disaggregated revenue with reportable segments.

Six months ended June 30, 2019	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Total
Primary Geographical Markets:
United States	$853,296	$127,659	$537,456	$205,236	$1,723,647
Europe	207,219	141,807	178,663	11,462	539,151
Canada	56,139	—	62,736	—	118,875
Asia	33,358	—	138,648	1,436	173,442
Other	42,454	2,921	69,862	41,074	156,311
Total	$1,192,466	$272,387	$987,365	$259,208	$2,711,426

Timing of Revenue Recognition:
Products transferred at a point in time	$671,820	$128,826	$951,843	$219,105	$1,971,594
Products transferred over time	520,646	143,561	35,522	40,103	739,832
Total	$1,192,466	$272,387	$987,365	$259,208	$2,711,426

Six months ended July 1, 2018	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Total
Primary Geographical Markets:
United States	$844,559	$143,064	$545,464	$205,848	$1,738,935
Europe	209,017	138,322	183,253	13,605	544,197
Canada	58,301	—	66,635	—	124,936
Asia	33,203	—	70,998	1,891	106,092
Other	40,834	4,532	68,440	42,594	156,400
Total	$1,185,914	$285,918	$934,790	$263,938	$2,670,560

Timing of Revenue Recognition[1]:
Products transferred at a point in time	$712,113	$142,898	$893,667	$221,435	$1,970,113
Products transferred over time	473,801	143,020	41,123	42,503	700,447
Total	$1,185,914	$285,918	$934,790	$263,938	$2,670,560

1 The Company has revised the amounts from those previously reported in 2018 to reflect corrections in the classification of revenue between "Products transferred at a point in time" and "Products transferred over time" for the Consumer Packaging and Display and Packaging reportable segments.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Revised disclosures for the three- and nine-month periods ended September 30, 2018 and year ended December 31, 2018 are presented below:

	Consumer Packaging			Display and Packaging
	As Originally Reported	Adjustment	As Revised	As Originally Reported	Adjustment	As Revised
Products transferred at a point in time
Three months ended September 30, 2018	$368,709	$(10,476)	$358,233	$124,437	$(45,198)	$79,239
Nine months ended September 30, 2018	1,101,125	(30,779)	1,070,346	325,313	(103,176)	222,137
Year ended December 31, 2018	1,440,662	(41,837)	1,398,825	248,034	41,837	289,871

Products transferred over time
Three months ended September 30, 2018	$231,445	$10,476	$241,921	$40,727	$45,198	$85,925
Nine months ended September 30, 2018	684,943	30,779	715,722	125,769	103,176	228,945
Year ended December 31, 2018	919,337	41,837	961,174	344,275	(41,837)	302,438

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
SEGMENT FINANCIAL INFORMATION

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Net sales:
Consumer Packaging	$602,750	$616,062	$1,192,466	$1,185,914
Display and Packaging	134,833	143,260	272,387	285,918
Paper and Industrial Converted Products	491,328	474,137	987,365	934,790
Protective Solutions	130,810	132,914	259,208	263,938
Consolidated	$1,359,721	$1,366,373	$2,711,426	$2,670,560
Intersegment sales:
Consumer Packaging	$1,122	$1,122	$2,043	$1,861
Display and Packaging	1,114	624	2,281	1,162
Paper and Industrial Converted Products	31,535	33,433	65,189	67,976
Protective Solutions	363	282	825	855
Consolidated	$34,134	$35,461	$70,338	$71,854
Operating profit:
Segment operating profit:
Consumer Packaging	$62,942	$63,670	$125,057	$124,758
Display and Packaging	5,889	(570)	12,343	1,162
Paper and Industrial Converted Products	61,229	61,542	109,616	101,323
Protective Solutions	14,275	13,626	25,279	24,306
Restructuring/Asset impairment charges	(13,355)	(3,567)	(24,027)	(6,630)
Other, net	(1,212)	(2,839)	(1,612)	(2,959)
Consolidated	$129,768	$131,862	$246,656	$241,960

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
Spartanburg
In connection with its acquisition of Tegrant in November 2011, the Company identified potential environmental contamination at a site in Spartanburg, South Carolina. The total remediation cost of the Spartanburg site was estimated to be $17,400 at the time of acquisition and an accrual in this amount was recorded on Tegrant’s opening balance sheet. Since the acquisition, the Company has spent a total of $1,510 on remediation of the Spartanburg site. During previous years, the Company has increased its reserves for this site by a total of $17 in order to reflect its best estimate of what it is likely to pay in order to complete the remediation. At June 30, 2019 and December 31, 2018, the Company's accrual for environmental contingencies related to the Spartanburg site totaled $15,907 and $15,964, respectively. The Company cannot currently estimate its potential liability, damages or range of potential loss, if any, beyond the amounts accrued with respect to this exposure. However, the Company does not believe that the resolution of this matter has a reasonable possibility of having a material adverse effect on the Company's financial statements.
Other environmental matters
The Company has been named as a potentially responsible party at several other environmentally contaminated sites. All of the sites are also the responsibility of other parties. The potential remediation liabilities are shared with such other parties, and, in most cases, the Company’s share, if any, cannot be reasonably estimated at the current time. However, the Company does not believe that the resolution of these matters has a reasonable possibility of having a material adverse effect on the Company's financial statements. At June 30, 2019 and December 31, 2018, the Company's accrual for these other sites totaled $3,946 and $4,136, respectively.
Summary
As of June 30, 2019 and December 31, 2018, the Company (and its subsidiaries) had accrued $19,853 and $20,100, respectively, related to environmental contingencies. These accruals are included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and shareholders of Sonoco Products Company,

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company and its subsidiaries (the “Company”) as of June 30, 2019, and the related condensed consolidated statements of income, comprehensive income, and changes in total equity for the three-month and six month periods ended June 30, 2019 and July 1, 2018, and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2019 and July 1, 2018, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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
July 31, 2019

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

SONOCO PRODUCTS COMPANY
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
•anticipated impact on our operations of Brexit; and
•economic disruptions resulting from terrorist activities and natural disasters.

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

COMPANY OVERVIEW
Sonoco is a leading provider of consumer packaging, industrial products, protective packaging and packaging supply chain services, with approximately 310 locations in 36 countries.
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
Second Quarter 2019 Compared with Second Quarter 2018
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

	For the three months ended June 30, 2019
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other Adjustments(1)	Base
Operating profit	$129,768	$13,355	$1,212	$144,335
Non-operating pension costs	5,550	—	(5,550)	—
Interest expense, net	15,952	—	—	15,952
Income before income taxes	108,266	13,355	6,762	128,383
Provision for income taxes	28,491	3,307	1,430	33,228
Income before equity in earnings of affiliates	79,775	10,048	5,332	95,155
Equity in earnings of affiliates, net of tax	1,511	—	—	1,511
Net income	81,286	10,048	5,332	96,666
Net (income) attributable to noncontrolling interests	(127)	(69)	—	(196)
Net income attributable to Sonoco	81,159	9,979	5,332	96,470
Per diluted common share*	$0.80	$0.10	$0.05	$0.95
*Due to rounding individual items may not sum across
(1)Consists of non-operating pension costs and costs related to acquisitions and potential acquisitions and divestitures.

SONOCO PRODUCTS COMPANY

	For the three months ended July 1, 2018
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other Adjustments(1)	Base
Operating profit	$131,862	$3,567	$2,839	$138,268
Non-operating pension costs	513	—	(513)	—
Interest expense, net	15,127	—	—	15,127
Income before income taxes	116,222	3,567	3,352	123,141
Provision for income taxes	30,293	1,046	1,626	32,965
Income before equity in earnings of affiliates	85,929	2,521	1,726	90,176
Equity in earnings of affiliates, net of tax	3,716	—	—	3,716
Net income	89,645	2,521	1,726	93,892
Net (income) attributable to noncontrolling interests	(233)	(15)	—	(248)
Net income attributable to Sonoco	$89,412	$2,506	$1,726	$93,644
Per diluted common share*	$0.88	$0.02	$0.02	$0.93
*Due to rounding individual items may not sum across
(1) Consists primarily of acquisition-related costs and non-operating pension costs, partially offset by the effect of the change in the U.S. corporate tax rate on deferred tax adjustments and a small insurance settlement gain.

RESULTS OF OPERATIONS
The following discussion provides a review of results for the three months ended June 30, 2019 versus the three months ended July 1, 2018.
OVERVIEW
Net sales for the second quarter of 2019 decreased 0.5% to $1,360 million, compared with $1,366 million in the same period last year. This marginal decrease reflects volume declines throughout most of the Company's businesses, as well as unfavorable changes in foreign currency exchange rates, which were mostly offset by sales added by acquisitions and higher year-over-year selling prices. The selling price increases were a result of both higher material and non-material costs as well as other efforts to more fully realize the value of the products and services we provide to our customers.

Net income attributable to Sonoco for the second quarter of 2019 decreased 9.2% to $81.2 million, $0.80 per diluted share, compared to $89.4 million, $0.88 per diluted share, reported for the same period of 2018. Current quarter net income includes after-tax, non-base charges totaling $15.3 million, while results for the second quarter of 2018 include after-tax, non-base net charges totaling $4.2 million. Earnings declined due to a $7.5 million increase in after-tax restructuring and asset impairment costs in the current quarter associated with previously announced plant closures and organizational restructuring activities within a number of the Company's businesses and corporate support groups. Additionally, after-tax non-operating pension costs increased $3.8 million over the prior year's second quarter.

Adjusted for all non-base items, second-quarter 2019 base net income attributable to Sonoco (base earnings) increased 3.0% to $96.5 million, $0.95 per diluted share, from $93.6 million, $0.93 per diluted share, in 2018. This increase was driven by a 4.4 percent increase in base operating profit. Total productivity improvements and operating profits from acquisitions drove this year-over-year increase, but were partially offset by volume declines. Base earnings also benefited from a favorable effective tax rate compared to 2018. These positive factors were partially offset by an increase in net interest expense.

SONOCO PRODUCTS COMPANY
OPERATING REVENUE
Net sales for the second quarter of 2019 decreased $7 million, or 0.5 percent, from the prior-year quarter.
The components of the sales change were:

($ in millions)
Volume/mix	$(48)
Selling prices	12
Acquisitions	67
Foreign currency translation and other, net	(38)

Total sales decrease	$(7)

In September of 2018, the Company exited a single-customer contract at a packaging center near Atlanta. The negative impact on comparable net sales, second quarter to second quarter, was $16.2 million. Due to the relatively low margins in this business, the impact of the lost revenue is included above in "Foreign currency translation and other, net."

COSTS AND EXPENSES
Cost of goods sold decreased 5.5 million, or 0.5%, and gross profit margin percentage was flat at 20.2% for the second quarter of 2019 compared to 20.2% in the prior-year's second quarter. The translation impact of a stronger dollar decreased reported cost of goods sold by approximately $24 million compared to the second quarter of 2018 while acquisitions added $53 million.

Selling, general and administrative ("SG&A") costs for the quarter decreased $8.8 million, or 6.3%, year over year due to a significant focus across the business on lowering controllable costs and lower management incentive expense, which were partially offset by the addition of expenses from acquisitions.

Restructuring costs and asset impairment charges totaled $13.4 million for the second quarter of 2019 compared with $3.6 million in the same period last year. The year-over-year increase was mostly driven by costs associated with previously announced plant closures and organizational restructuring activities within a number of the Company's businesses and corporate support groups. Additional information regarding restructuring and asset impairment charges is provided in Note 5 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Non-operating pension costs increased $5.0 million for the quarter, compared to the prior-year's period, due primarily to lower expected returns on plan assets and higher discount rates.
Net interest expense for the second quarter increased to $16.0 million, compared with $15.1 million during the second quarter of 2018. The increase was primarily due to higher non-U.S. debt balances and reduced interest income on lower offshore cash balances.
The 2019 second-quarter effective tax rates on GAAP and base earnings were 26.3% and 25.9%, respectively, compared with 26.1% and 26.8%, respectively, in the prior year’s quarter. The effective tax rate on GAAP earnings for the second quarter of 2019 was slightly higher due primarily to one-time adjustments in the second quarter of 2018 related to the U.S. Tax Cuts and Jobs Act of 2017. The lower base effective tax rate for the second quarter of 2019 was primarily attributable to a decreased impact from the Global Intangible Low Taxed Income (GILTI) tax.

SONOCO PRODUCTS COMPANY
REPORTABLE SEGMENTS
The following table recaps net sales attributable to each of the Company’s segments for the second quarters of 2019 and 2018 ($ in thousands):

	Three Months Ended
	June 30, 2019	July 1, 2018	% Change
Net sales:
Consumer Packaging	$602,750	$616,062	(2.2)%
Display and Packaging	134,833	143,260	(5.9)%
Paper and Industrial Converted Products	491,328	474,137	3.6%
Protective Solutions	130,810	132,914	(1.6)%
Consolidated	$1,359,721	$1,366,373	(0.5)%

The following table recaps operating profit attributable to each of the Company’s segments during the second quarters of 2019 and 2018 ($ in thousands):

	Three Months Ended
	June 30, 2019	July 1, 2018	% Change
Operating profit:
Segment operating profit:
Consumer Packaging	$62,942	$63,670	(1.1)%
Display and Packaging	5,889	(570)	> 100%
Paper and Industrial Converted Products	61,229	61,542	(0.5)%
Protective Solutions	14,275	13,626	4.8%
Restructuring/Asset impairment charges	(13,355)	(3,567)
Other, net	(1,212)	(2,839)
Consolidated	$129,768	$131,862	(1.6)%
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

The following table recaps restructuring/asset impairment charges attributable to each of the Company’s segments during the second quarters of 2019 and 2018 ($ in thousands):

	Three Months Ended
	June 30, 2019	July 1, 2018
Restructuring/Asset impairment charges:
Consumer Packaging	$10,487	$1,986
Display and Packaging	511	677
Paper and Industrial Converted Products	1,600	64
Protective Solutions	561	820
Corporate	196	20
Consolidated	$13,355	$3,567

SONOCO PRODUCTS COMPANY
Consumer Packaging
The Consumer Packaging segment includes the following products and services: round and shaped rigid containers and trays (both composite and thermoformed plastic); extruded and injection-molded plastic products; printed flexible packaging; global brand artwork management; and metal and peelable membrane ends and closures.
Segment sales decreased 2.2 percent compared to the prior year's quarter due to lower volume/mix and the negative impact of foreign exchange. Sales volume declined in North America Rigid Paper Containers as well as Flexible Packaging and Rigid Plastics as many served markets experienced slowing customer demand. The Rigid Plastics volume decline was largely due to poor perimeter of the store performance, partially due to the negative impact of weather on strawberry crop yield and partially due to operational issues related to the consolidation of a facility and relocation of four thermoforming lines to other facilities. The plastics business also experienced a slowdown in some industrial-served markets.

Segment operating profit decreased 1.1 percent compared to the prior year's quarter as the benefits of productivity improvements and a positive price/cost relationship were more than offset by weaker volume. Despite the volume declines, the productivity improvements and positive price/cost relationship resulted in segment operating margin improving slightly to 10.4 percent in the quarter from 10.3 percent in 2018.

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

Sales declined 5.9 percent compared to last year’s quarter as volume growth across the segment was more than offset by the foregone revenue following the Company's September 2018 exit from a single-customer contract to operate a pack center outside Atlanta. Segment operating profit improved $6.5 million due to higher volume/mix, improved productivity and the non-recurrence of operating losses at the exited pack center.
Paper and Industrial Converted Products
The Paper and Industrial Converted Products segment includes the following products: paperboard tubes, cones and cores; fiber-based construction tubes; wooden, metal and composite wire and cable reels and spools; and recycled paperboard, linerboard, corrugating medium, recovered paper and material recycling services.

Segment sales increased 3.6 percent from the prior-year's quarter due primarily to sales added from the Conitex acquisition. This was partially offset by lower volume/mix and the negative impact of changes in foreign exchange rates. Current quarter paperboard, corrugated medium and tube and core volumes were weaker across all geographies largely due to a combination of soft end-use demand and inventory management by our customers in response to tariffs and increased risks of an economic slowdown.

Segment operating profit was essentially flat with the prior year's quarter as earnings from the Conitex acquisition, productivity improvements and a slightly positive price/cost relationship effectively offset negative volume/mix. Segment operating margin declined 52 basis points to 12.5 percent.

In May 2019, the Company signed a definitive agreement to acquire Corenso Holdings America (Corenso) for approximately $110 million. Corenso operates a 108,000-ton per year Uncoated Recycled Board (URB) mill in Wisconsin Rapids, Wisconsin, as well as two core converting facilities, and generates total annual sales of approximately $75 million. All of Corenso's products are made from recycled paper, which further enhances the Company's commitment to increase the amount of material it recycles, or causes to be recycled, relative to the volume of products it puts into the market place. The transaction is expected to close by the end of the third quarter.

SONOCO PRODUCTS COMPANY
Protective Solutions
The Protective Solutions segment includes the following products: custom-engineered, paperboard-based and expanded foam protective packaging and components; and temperature-assured packaging.

Segment sales for the quarter declined 1.6% year over year due primarily to lower volume/mix as strong sales growth for temperature-assured packaging was more than offset by declines in molded foam and consumer fiber packaging. Segment operating profit improved modestly as strong productivity improvements were only partially offset by a negative price/cost relationship. Compared to the prior-year's quarter, segment operating margin improved 66 basis points to 10.9 percent.

Six Months Ended June 30, 2019 Compared with Six Months Ended July 1, 2018
RECONCILIATIONS OF GAAP TO NON-GAAP FINANCIAL MEASURES
The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures in the Company’s Condensed Consolidated Statements of Income for each of the periods presented.

	For the six months ended June 30, 2019
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other Adjustments(1)	Base
Operating profit	$246,656	$24,027	$1,612	$272,295
Non-operating pension costs	11,591	—	(11,591)	—
Interest expense, net	31,337	—	—	31,337
Income before income taxes	203,728	24,027	13,203	240,958
Provision for income taxes	51,115	5,945	3,315	60,375
Income before equity in earnings of affiliates	152,613	18,082	9,888	180,583
Equity in earnings of affiliates, net of tax	2,441	—	—	2,441
Net income	155,054	18,082	9,888	183,024
Net (income) attributable to noncontrolling interests	(232)	(138)	—	(370)
Net income attributable to Sonoco	$154,822	$17,944	$9,888	$182,654
Per diluted common share*	$1.53	$0.18	$0.10	$1.81
*Due to rounding individual items may not foot across
(1)Consists primarily of non-operating pension costs and costs related to acquisitions and potential acquisitions.

	For the six months ended July 1, 2018
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other Adjustments(1)	Base
Operating profit	$241,960	$6,630	$2,959	$251,549
Non-operating pension costs	222	—	(222)	—
Interest expense, net	28,482	—	—	28,482
Income before income taxes	213,256	6,630	3,181	223,067
Provision for income taxes	53,649	1,731	3,465	58,845
Income before equity in earnings of affiliates	159,607	4,899	(284)	164,222
Equity in earnings of affiliates, net of tax	4,963	—	—	4,963
Net income	164,570	4,899	(284)	169,185
Net (income) attributable to noncontrolling interests	(1,103)	(20)	—	(1,123)
Net income attributable to Sonoco	$163,467	$4,879	$(284)	$168,062
Per diluted common share*	$1.62	$0.05	$—	$1.66
*Due to rounding individual items may not foot across
(1) Consists primarily of acquisition-related costs and non-operating pension costs, partially offset by a gain from the effect of a change in the U.S. corporate tax rate on deferred tax adjustments, and a small insurance settlement gain.

SONOCO PRODUCTS COMPANY
RESULTS OF OPERATIONS
The following discussion provides a review of results for the six months ended June 30, 2019 versus the six months ended July 1, 2018.
OVERVIEW
Net sales for the first six months of 2019 increased 1.5% to $2,711 million, compared with $2,671 million in the same period last year. The improvement reflects an increase in sales added by acquisitions and higher selling prices implemented both to cover higher material and non-material costs as well as other efforts to more fully realize the value of the products and services we provide to our customers. These positive factors were somewhat offset by the negative impact of foreign exchange and volume declines across most of our businesses.
Net income attributable to Sonoco for the first six months of 2019 decreased 5.3% to $154.8 million, $1.53 per diluted share, compared to $163.5 million, $1.62 per diluted share, reported for the same period of 2018. Current period net income includes after-tax, non-base charges totaling $27.8 million. These charges consist of $17.9 million in after-tax restructuring charges, $8.7 million in after-tax non-operating pension charges, and $1.2 million in after-tax acquisition-related costs. Results for the first six months of 2018 include after-tax restructuring and asset impairment charges of $4.9 million and non-operating pension charges, acquisition, and non-base tax benefits of $0.3 million. Adjusted for these items, six-month base net income attributable to Sonoco (base earnings) increased 8.7% to $182.7 million, $1.81 per diluted share, from $168.1 million, $1.66 per diluted share, in 2018.
The lower GAAP earnings in the first six months of 2019 were largely the result of a $13.1 million increase in after-tax restructuring expense which was mostly driven by costs associated with previously announced plant closures and organizational restructuring activities within a number of the Company's businesses and corporate support groups. Additionally, after-tax non-operating pension costs increased $8.6 million. Absent these and all other non-base items, base earnings increased $14.6 million from the first six months last year. This increase was driven by earnings from acquired businesses, total productivity improvements and a positive price/cost impact, particularly in the Company's Paper and Industrial Converted Products segment. These positive factors were slightly offset by volume declines across most businesses.
OPERATING REVENUE
Net sales for the first six months of 2019 increased $41 million from the same period in 2018.
The components of the sales change were:

($ in millions)
Volume/mix	$(64)
Selling prices	38
Acquisitions and Divestitures	150
Foreign currency translation and other, net	(83)

Total sales increase	$41

In September of 2018, the Company exited a single-customer contract at a packaging center near Atlanta. The negative impact on comparable net sales, for the first six months of 2019 compared to the six months of 2018, was $38.5 million. Due to the relatively low margins in this business, the impact of the lost revenue is included above in "Foreign currency translation and other, net."

COSTS AND EXPENSES
The Company's gross profit margin percentage increased to 20.1% for the first six months compared to 19.7% in the prior-year's period. The modest increase in gross profit margin was largely attributable to a favorable price/cost relationship, procurement productivity, and the timing and direction of material cost movements. Margins also benefited from improved manufacturing cost productivity, partially offset by higher wage and operating cost inflation. The translation impact of a stronger dollar decreased reported cost of goods sold by approximately $57 million compared to the first six months of 2018.

SONOCO PRODUCTS COMPANY
SG&A costs for the first six months decreased $3.7 million, or 1.3%, year over year driven by a significant focus across the business on lowering controllable costs and lower year-over-year management incentive expense, which were partially offset by the addition of expenses from acquisitions.
Year-to-date restructuring costs and asset impairment charges totaled $24.0 million compared with $6.6 million in the same period last year. Additional information regarding restructuring and asset impairment charges is provided in Note 5 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Non-operating pension costs increased $11.4 million in the first six months of 2019 compared to the prior-year period due to lower expected returns on plan assets as a result of lower asset values at the end of 2018 and modestly lower assumed long-term rates of return.
Net interest expense for the first six months increased to $31.3 million, compared with $28.5 million during the first six months of 2018. The increase was primarily due to higher non-U.S. debt balances and reduced interest income on lower offshore cash balances.
The effective tax rate on GAAP and base earnings in the first six months of 2019 was 25.1% and 25.1%, respectively, compared with 25.2% and 26.4%, respectively, for last year's period. The 2019 base rate was lower than the prior year's period due primarily to the decrease in the GILTI tax. The year to date GAAP rate was essentially unchanged, driven by a favorable non-base adjustment in 2018 resulting from the U.S. Tax Cuts and Jobs Act of 2017.
REPORTABLE SEGMENTS
The following table recaps net sales attributable to each of the Company's segments during the first six months of 2019 and 2018 ($ in thousands):

	Six Months Ended
	June 30, 2019	July 1, 2018	% Change
Net sales:
Consumer Packaging	$1,192,466	$1,185,914	0.6%
Display and Packaging	272,387	285,918	(4.7)%
Paper and Industrial Converted Products	987,365	934,790	5.6%
Protective Solutions	259,208	263,938	(1.8)%
Consolidated	$2,711,426	$2,670,560	1.5%

The following table recaps operating profits attributable to each of the Company's segments during the first six months of 2019 and 2018 ($ in thousands):

	Six Months Ended
	June 30, 2019	July 1, 2018	% Change
Operating profit:
Segment operating profit:
Consumer Packaging	$125,057	$124,758	0.2%
Display and Packaging	12,343	1,162	>100%
Paper and Industrial Converted Products	109,616	101,323	8.2%
Protective Solutions	25,279	24,306	4.0%
Restructuring/Asset impairment charges	(24,027)	(6,630)
Other, net	(1,612)	(2,959)
Consolidated	$246,656	$241,960	1.9%

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

SONOCO PRODUCTS COMPANY
“operating profit” excluding those items. All other general corporate expenses have been allocated as operating costs to each of the Company’s reportable segments.

The following table recaps restructuring/asset impairment charges attributable to each of the Company’s segments during the first six months of 2019 and 2018 ($ in thousands):

	Six Months Ended
	June 30, 2019	July 1, 2018
Restructuring/Asset impairment charges:
Consumer Packaging	$17,742	$3,715
Display and Packaging	886	663
Paper and Industrial Converted Products	2,474	911
Protective Solutions	1,003	1,098
Corporate	1,922	243
Consolidated	$24,027	$6,630
Consumer Packaging
Segment sales increased 0.6% year to date compared to the prior-year period due to acquisitions and higher selling prices which were mostly offset by lower volumes in Global Plastics, Flexibles and North American Rigid Paper Containers as many served markets experienced weaker customer demand, most notably in the second quarter. The volume decline in Rigid Plastics was largely due to poor perimeter of the store performance, partially due to the negative impact of weather on strawberry crop yield and partially due to operational issues related to the consolidation of a facility and relocation of four thermoforming lines to other facilities. The plastics business also experienced a slowdown in some industrial-served markets. Additionally, the negative impact of changes in foreign exchange rates lowered sales approximately $22 million.
Year-to-date segment operating profit increased 0.2% due to a positive price/cost relationship, the benefit of acquisitions, and productivity gains particularly in Flexibles. These positive drivers were effectively offset by the previously mentioned volume declines.

Display and Packaging
Sales for the segment were down 4.7% year to date compared to last year’s period as volume growth in domestic displays and international pack centers was more than offset by foregone revenue following the Company's September 2018 exit from a single-customer contract to operate a pack center outside Atlanta.
Segment operating profit increased $11.2 million, largely due to higher volume/mix, improved productivity and the non-recurrence of operating losses at the exited pack center.
Paper and Industrial Converted Products
Segment sales increased 5.6% year to date versus the prior year period due to acquisitions and modest increases from higher selling prices, partially offset by volume declines across most businesses.
Operating profit increased 8.2% over the prior year period driven by the 2018 acquisition of Conitex; otherwise, a positive price/cost relationship across most of the segment and modest productivity gains were offset by volume losses. Prices for old corrugated containers (OCC), a primary raw material, trended downward during the first half of the year, creating margin pressure on the segment's contract business. However, more than offsetting this effect, the Company was able to better maintain selling prices on the portion of the tubes, cores and paper business not contractually tied to OCC. As a result, segment operating margin improved 25 basis points to 11.1%.
Protective Solutions
Segment sales for the period declined 1.8% year over year driven by volume declines in molded foam and consumer fiber packaging, somewhat offset by strong sales growth for temperature-assured packaging.
Year-to-date operating profit increased 4.0% from the prior-year period due to total productivity somewhat offset by a negative price/cost relationship. Segment operating margin was 9.8%, a 53 basis point improvement over the same period last year.

SONOCO PRODUCTS COMPANY
OTHER ITEMS
Critical Accounting Policies and Estimates
Income taxes
As previously disclosed, the Company received a draft Notice of Proposed Adjustment (“NOPA”) from the Internal Revenue Service (IRS) in February 2017 proposing an adjustment to income for the 2013 tax year based on the IRS's recharacterization of a distribution of an intercompany note made in 2012, and the subsequent repayment of the note over the course of 2013, as if it were a cash distribution made in 2013. In March 2017, the Company received a draft NOPA proposing penalties of $18 million associated with the IRS’s recharacterization, as well as an Information Document Request (“IDR”) requesting the Company’s analysis of why such penalties should not apply. The Company responded to this IDR in April 2017. On October 5, 2017, the Company received two revised draft NOPAs proposing the same adjustments and penalties as in the prior NOPAs. On November 14, 2017, the Company received two final NOPAs proposing the same adjustments and penalties as in the prior draft NOPAs. On November 20, 2017, the Company received a Revenue Agent's Report (“RAR”) that included the same adjustments and penalties as in the prior NOPAs. At the time of the distribution in 2012, it was characterized as a dividend to the extent of earnings and profits, with the remainder as a tax free return of basis and taxable capital gain. As the IRS proposes to recharacterize the distribution, the entire distribution would be characterized as a dividend. The incremental tax liability associated with the income adjustment proposed in the RAR would be approximately $89 million, excluding interest and the previously referenced penalties. On January 22, 2018, the Company filed a protest to the proposed deficiency with the IRS. The Company received a rebuttal of its protest from the IRS on July 10, 2018, and the matter has now been referred to the Appeals Division of the IRS. The Company had a pre-conference hearing with IRS Appeals during the second quarter of 2019. The Company strongly believes the position of the IRS with regard to this matter is inconsistent with applicable tax laws and existing Treasury regulations, and that the Company's previously reported income tax provision for the year in question is appropriate. However, there can be no assurance that this matter will be resolved in the Company's favor. Regardless of whether the matter is resolved in the Company's favor, the final resolution of this matter could be expensive and time consuming to defend and/or settle. While the Company believes that the amount of tax originally paid with respect to this distribution is correct, and accordingly has not provided additional reserve for tax uncertainty, there is still a possibility that an adverse outcome of the matter could have a material effect on its results of operations and financial condition.

Subsequent Event
On July 17, 2019, subsequent to the end of the second quarter, the Company's Board of Directors approved a resolution to terminate the Sonoco Pension Plan for Inactive Participants, a tax-qualified defined benefit plan (the "Inactive Plan"), effective September 30, 2019. Once approval is received from the Internal Revenue Service and the Pension Benefit Guaranty Corporation, and following completion of the limited lump-sum offering, the Company is expected to settle all remaining liabilities under the Inactive Plan in 2020 through the purchase of annuity contracts. The Company anticipates making additional contributions to the Inactive Plan in 2020 of between $75 million and $125 million in order to be fully funded on a termination basis at the time of the annuity purchase. However, the actual amount of the Company's long-term liability when it is transferred, and the related cash contribution requirement, will depend upon the nature and timing of participant settlements, as well as prevailing market conditions. Non-cash settlement charges resulting from the lump sum payouts and annuity purchases are expected to range between $525 million and $575 million. The termination of the Inactive Plan will apply to participants who have separated service from Sonoco and to nonunion active employees who no longer accrue pension benefits. There is no change in the cumulative benefit previously earned by the approximately 11,000 impacted participants as a result of these actions, and the Company will continue to manage and support the Sonoco Pension Plan, comprised of approximately 600 active participants who continue to accrue benefits in accordance with a flat-dollar multiplier formula.

SONOCO PRODUCTS COMPANY

Financial Position, Liquidity and Capital Resources
Operating cash flows totaled $40.1 million in the six months ended June 30, 2019 compared with $251.2 million during the same period last year, a decrease of $211.2 million. The year-over-year change in operating cash flows is due largely to a $189.4 million increase in benefit plan contributions resulting from voluntary contributions totaling $190 million made to the Company's U. S. defined benefit pension plans in May 2019. Accounts Receivable consumed $46.2 million of operating cash in the first six months of 2019 compared with $45.0 million in the same period last year as both periods experienced increased business activity following seasonally lower year-end activity. Similarly, inventories consumed $16.8 million of cash in the first six months of 2019 compared with $16.7 million in the same period last year. Trade accounts payable consumed $2.8 million of cash during the six months ended June 30, 2019 compared to providing $16.7 million last year. The year-over-year change was due largely to the timing of payments at the end of the second quarter of 2019.

Changes in accrued expenses consumed $7.7 million of operating cash in the six months ended June 30, 2019 while providing $1.0 million in the same period last year. The greater consumption this year is primarily due to higher management incentives paid in the first six months of 2019 compared to the first six months of 2018. Changes in other assets and liabilities consumed $1.9 million of additional cash in the first six months of 2019 compared to 2018 while the impact of income taxes, net payables and deferred items, provided $8.1 million more. Operating cash flows in the second half of 2019 are anticipated to include cash tax benefits of approximately $22 million associated with the $200 million total expected voluntary pension contributions.

Net cash used in investing activities was $99.9 million in the six months ended June 30, 2019, compared with $223.4 million in the same period last year, a lower year-over-year use of cash totaling $123.5 million. The most significant driver of the decreased net use of cash was a $140.9 million decrease in acquisition spending as the Company acquired Highland Packaging during the first six months of 2018 and had no meaningful acquisition activity in the first six months of 2019. Capital spending during the first six months of 2019 was $102.3 million, approximately $13 million higher year over year. Capital spending for the remainder of 2019 is not expected to exceed $110 million.

Cash provided by financing activities totaled $34.7 million in the six months ended June 30, 2019, compared with a use of cash totaling $79.4 million in the same period last year. The $114.1 million year-over-year increased provision was partially driven by higher debt issuances net of repayments, of $133.7 million. In May 2019, the Company entered into a new $200 million term loan that was used to fund the voluntary contributions to the U.S. defined benefit pension plans. Also, during the second quarter the Company settled a contingent purchase price liability related to the Highland acquisition for $5.0 million and paid cash dividends of $84.2 million during the six months ended June 30, 2019, an increase of $4.4 million over the same period last year. Cash used to repurchase the Company's common stock was higher year over year by $4.0 million.
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
On May 17, 2019, the Company entered into a new 364-day, $200 million term loan. The full $200 million was drawn from this facility on May 20, 2019. Of these proceeds, $190 million was used to fund voluntary contributions to the Sonoco's U.S. defined benefit pension plans. The unsecured loan has a 364-day term and the Company has a one-time option to request an extension of the term for an additional 364 days if it meets certain conditions. Interest is assessed at the London Interbank Offered Rate (LIBOR) plus a margin based on a pricing grid that uses the Company’s credit ratings. The LIBOR margin at June 30, 2019 was 100 basis points. There is no required amortization and repayment can be accelerated at any time at the discretion of the Company.
The Company continually explores strategic acquisition opportunities which may result in the additional use of cash. Given the nature of the acquisition process, the timing and amounts of such expenditures are not predictable. The Company expects that any acquisitions requiring funding in excess of cash on hand would be financed using available borrowing capacity.
Cash and cash equivalents totaled $96.3 million and $120.4 million at June 30, 2019 and December 31, 2018, respectively. Of these totals, approximately $81.6 million and $102.3 million, respectively, were held outside of the

SONOCO PRODUCTS COMPANY
United States by the Company’s foreign subsidiaries. Cash held outside of the United States is available to meet local liquidity needs, or for capital expenditures, acquisitions, and other offshore growth opportunities. As the Company has ample domestic liquidity through a combination of operating cash flow generation and access to bank and capital markets borrowings, we have generally considered our foreign unremitted earnings to be indefinitely invested outside the United States and currently have no plans to repatriate such earnings, other than excess cash balances that can be repatriated at minimal tax cost. Accordingly, the Company is not providing for taxes on these amounts for financial reporting purposes. Computation of the potential deferred tax liability associated with unremitted earnings considered to be indefinitely reinvested is not practicable.
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
During the six months ended June 30, 2019, the Company reported a net increase in cash and cash equivalents of $1.0 million due to an overall weaker U.S. dollar relative to certain foreign currencies.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenants currently require the Company to maintain a minimum level of interest coverage and a minimum level of net worth, as defined in the agreements. As of June 30, 2019, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.
The Company anticipates making additional contributions to its pension and postretirement plans of approximately $17.1 million during the remainder of 2019, including an additional $10 million voluntary contribution to its U.S. defined benefit pension plans, which would result in total 2019 contributions of approximately $231 million. As discussed in "Other Items," the Company expects to make additional contributions to the Sonoco Pension Plan for Inactive Participants in 2020 of between $75 million and $125 million, ($55 million and $95 million, after tax), as the liabilities of the Inactive Plan are settled pursuant to Board actions to terminate the Inactive Plan effective September 30, 2019. Any such additional contributions in excess of cash on hand are expected to be financed using available borrowing capacity. Future funding requirements beyond the current year will vary depending largely on actual investment returns, future actuarial assumptions, the nature and timing of participant settlements, and legislative actions.

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
Due to the highly inflationary economy in Venezuela, the Company considers the U.S. dollar to be the functional currency of its Venezuelan operations and uses the official exchange rate when remeasuring the financial records of those operations. Economic conditions in Venezuela have worsened considerably over the past several years and there is no indication that conditions are due to improve in the foreseeable future. Further deterioration could result in the recognition of an impairment charge or a deconsolidation of the subsidiary. At June 30, 2019, the carrying value of the Company's net investment in its Venezuelan operations was approximately $2.0 million. In addition, at June 30, 2019, the Company's Accumulated Other Comprehensive Loss included a translation loss of $3.8 million related to its Venezuelan

SONOCO PRODUCTS COMPANY
operations which would need to be reclassified to net income in the event of a complete exit of the business or a deconsolidation of these operations.
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
At June 30, 2019, the Company had commodity contracts outstanding to fix the cost of a portion of anticipated raw materials and natural gas purchases. The total net fair market value of these instruments was an unfavorable position of $(2.4) million and $(1.6) million at June 30, 2019 and December 31, 2018, respectively. Natural gas and aluminum hedge contracts covering an equivalent of 6.0 million MMBTUs and 2,041 metric tons, respectively, were outstanding at June 30, 2019. Additionally, the Company had various currency contracts outstanding to fix the exchange rate on certain anticipated foreign currency cash flows. The total market value of these instruments was a net favorable position of $0.9 million at June 30, 2019 and a net unfavorable position of $(1.7) million at December 31, 2018. These contracts qualify as cash flow hedges and mature within twelve months of their respective reporting dates.
In addition, at June 30, 2019, the Company had various currency contracts outstanding to fix the exchange rate on certain foreign currency assets and liabilities. Although placed as an economic hedge, the Company does not apply hedge accounting to these contracts. The fair value of these currency contracts was a net favorable position of $0.7 million and $0.2 million at June 30, 2019 and December 31, 2018, respectively.
At June 30, 2019, the U.S. dollar had weakened against most of the functional currencies of the Company's foreign operations compared to December 31, 2018, resulting in a net translation gain of $6.7 million being recorded in accumulated other comprehensive loss during the six months ended June 30, 2019.

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
Information about the Company’s exposure to market risk is discussed under Part I, Item 2 in this report and was disclosed in its Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission on February 28, 2019. There have been no other material quantitative or qualitative changes in market risk exposure since the date of that filing.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision, and with the participation, of our management, including our Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, ("the Exchange Act") of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO concluded that such controls and procedures, as of June 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q, were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. For this purpose, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information that is required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting occurring during the three months ended June 30, 2019, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
Information with respect to legal proceedings and other exposures appears in Part I - Item 3 - “Legal Proceedings” and Part II - Item 8 - “Financial Statements and Supplementary Data” (Note 16 - “Commitments and Contingencies”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, and in Part I - Item 1 - “Financial Statements” (Note 16 - “Commitments and Contingencies”) of this report.
Environmental Matters
The Company has been named as a potentially responsible party (PRP) at several environmentally contaminated sites not owned by the Company. All of the sites are also the responsibility of other parties. The Company's liability, if any, is shared with such other parties, but the Company's share has not been finally determined in most cases. In some cases, the Company has cost-sharing arrangements with other PRPs with respect to a particular site. Such agreements relate to the sharing of legal defense costs or cleanup costs, or both. The Company has assumed, for purposes of estimating amounts to be accrued, that the other parties to such cost-sharing agreements will perform as agreed. It appears that final resolution of some of the sites is years away, and actual costs to be incurred for these environmental matters in future periods is likely to vary from current estimates because of the inherent uncertainties in evaluating environmental exposures. Accordingly, the ultimate cost to the Company with respect to such sites, beyond what has been accrued at June 30, 2019, cannot be determined. As of June 30, 2019 and December 31, 2018, the Company had accrued $19.9 million and $20.1 million, respectively, related to environmental contingencies. The Company periodically reevaluates the assumptions used in determining the appropriate reserves for environmental matters as additional information becomes available and, when warranted, makes appropriate adjustments.

Other legal matters
Additional information regarding legal proceedings is provided in Note 16 to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

SONOCO PRODUCTS COMPANY

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number of Shares that May Yet be Purchased under the Plans or Programs[2]
4/01/19 - 5/05/19	12,479	$61.85	—	2,969,611
5/06/19 - 6/02/19	1,514	$63.51	—	2,969,611
6/03/19 - 6/30/19	4,570	$62.92	—	2,969,611
Total	18,563	$62.25	—	2,969,611

1	A total of 18,563 common shares were repurchased in the second quarter of 2019 related to shares withheld to satisfy employee tax withholding obligations in association with certain share-based compensation awards. These shares were not repurchased as part of a publicly announced plan or program.

2
On February 10, 2016, the Company's Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company's common stock. A total of 2,030,389 shares were repurchased under this authorization during 2016 at a cost of $100.0 million. No shares were repurchased during 2017, 2018, or during the six months ended June 30, 2019. Accordingly, a total of 2,969,611 shares remain available for repurchase at June 30, 2019.

Item 6.	Exhibits.

Exhibit Index

2.1*	Stock Purchase Agreement, dated May 17, 2019 (incorporated by reference to Exhibit 2 of the Company's Form 8-K filed May 21, 2019)

10	Term Loan Agreement between Sonoco Products Company and Wells Fargo Bank, National Association, dated May 17, 2019

15	Letter re: unaudited interim financial information

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Schedules and exhibits have been omitted pursuant to Item 601 (b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules or exhibits upon request of the Securities and Exchange Commission.

SONOCO PRODUCTS COMPANY
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOCO PRODUCTS COMPANY
(Registrant)

Date:	July 31, 2019	By:	/s/ Julie Albrecht
Julie Albrecht
Vice President and Chief Financial Officer
(principal financial officer)

/s/ James W. Kirkland
James W. Kirkland
Corporate Controller
(principal accounting officer)