Form 10-Q
period 2019-09-29
SONOCO PRODUCTS CO
filed 2019-10-30
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock at October 18, 2019:
Common stock, no par value: 100,097,858

SONOCO PRODUCTS COMPANY
INDEX

PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements:	3

	Condensed Consolidated Balance Sheets - September 29, 2019 (unaudited) and December 31, 2018 (unaudited)	3

	Condensed Consolidated Statements of Income – Three and Nine Months Ended September 29, 2019 (unaudited) and September 30, 2018 (unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income – Three and Nine Months Ended September 29, 2019 (unaudited) and September 30, 2018 (unaudited)	5

	Condensed Consolidated Statements of Changes in Total Equity – Three and Nine Months Ended September 29, 2019 (unaudited) and September 30, 2018 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 29, 2019 (unaudited) and September 30, 2018 (unaudited)	8

	Notes to Condensed Consolidated Financial Statements (unaudited)	9

	Report of Independent Registered Public Accounting Firm	39

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	40

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	57

Item 4.	Controls and Procedures.	57

PART II. OTHER INFORMATION		57

Item 1.	Legal Proceedings.	57

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	58

Item 6.	Exhibits.	58

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars and shares in thousands)

	September 29, 2019	December 31, 2018*
Assets
Current Assets
Cash and cash equivalents	$115,853	$120,389
Trade accounts receivable, net of allowances	773,490	737,420
Other receivables	105,959	111,915
Inventories, net:
Finished and in process	167,341	174,115
Materials and supplies	330,293	319,649
Prepaid expenses	71,086	55,784
	1,564,022	1,519,272
Property, Plant and Equipment, Net	1,249,761	1,233,821
Goodwill	1,345,271	1,309,167
Other Intangible Assets, Net	344,246	352,037
Deferred Income Taxes	48,048	47,297
Right of Use Asset-Operating Leases	296,499	—
Other Assets	138,329	121,871
Total Assets	$4,986,176	$4,583,465
Liabilities and Equity
Current Liabilities
Payable to suppliers	$544,804	$556,011
Accrued expenses and other	378,900	322,958
Notes payable and current portion of long-term debt	374,745	195,445
Accrued taxes	9,009	8,516
	1,307,458	1,082,930
Long-term Debt, Net of Current Portion	1,180,221	1,189,717
Noncurrent Operating Lease Liabilities	252,460	—
Pension and Other Postretirement Benefits	197,453	374,419
Deferred Income Taxes	117,426	64,273
Other Liabilities	76,846	99,848
Sonoco Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares 100,082 and 99,829 shares issued and outstanding at September 29, 2019 and December 31, 2018, respectively	7,175	7,175
Capital in excess of stated value	308,868	304,709
Accumulated other comprehensive loss	(774,373)	(740,913)
Retained earnings	2,300,006	2,188,115
Total Sonoco Shareholders’ Equity	1,841,676	1,759,086
Noncontrolling Interests	12,637	13,192
Total Equity	1,854,313	1,772,278
Total Liabilities and Equity	$4,986,176	$4,583,465

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Net sales	$1,353,931	$1,364,762	$4,065,357	$4,035,322
Cost of sales	1,088,446	1,105,126	3,254,415	3,248,624
Gross profit	265,485	259,636	810,942	786,698
Selling, general and administrative expenses	120,322	136,002	395,096	414,474
Restructuring/Asset impairment charges	6,615	22,061	30,642	28,691
Operating profit	138,548	101,573	385,204	343,533
Non-operating pension costs/(income)	7,210	(25)	18,801	197
Interest expense	17,286	15,989	50,116	47,001
Interest income	2,530	1,487	4,023	4,017
Income before income taxes	116,582	87,096	320,310	300,352
Provision for income taxes	26,098	18,325	77,213	71,974
Income before equity in earnings of affiliates	90,484	68,771	243,097	228,378
Equity in earnings of affiliates, net of tax	1,799	4,049	4,240	9,012
Net income	92,283	72,820	247,337	237,390
Net income attributable to noncontrolling interests	(219)	(405)	(451)	(1,508)
Net income attributable to Sonoco	$92,064	$72,415	$246,886	$235,882
Weighted average common shares outstanding:
Basic	100,778	100,640	100,727	100,534
Diluted	101,186	101,040	101,158	100,993
Per common share:
Net income attributable to Sonoco:
Basic	$0.91	$0.72	$2.45	$2.35
Diluted	$0.91	$0.72	$2.44	$2.34
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Net income	$92,283	$72,820	$247,337	$237,390
Other comprehensive income/(loss):
Foreign currency translation adjustments	(34,428)	1,186	(27,655)	(40,418)
Changes in defined benefit plans, net of tax	(16,850)	6,961	(7,887)	22,200
Changes in derivative financial instruments, net of tax	(93)	1,659	1,290	394
Other comprehensive income/(loss)	$(51,371)	$9,806	$(34,252)	$(17,824)
Comprehensive income	40,912	82,626	$213,085	$219,566
Net income attributable to noncontrolling interests	(219)	(405)	(451)	(1,508)
Other comprehensive loss attributable to noncontrolling interests	844	730	792	2,407
Comprehensive income attributable to Sonoco	$41,537	$82,951	$213,426	$220,465
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN TOTAL EQUITY (unaudited)
(Dollars in thousands)

	Total Equity	Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests
		Outstanding	Amount
December 31, 2017	$1,730,060	99,414	$7,175	$330,157	$(666,272)	$2,036,006	$22,994
Net income	74,925					74,055	870
Other comprehensive income:
Translation gain	22,982				22,553		429
Defined benefit plan adjustment, net of tax	5,817				5,817
Derivative financial instruments, net of tax	1,047				1,047
Other comprehensive income:	$29,846				$29,417		$429
Dividends	(39,535)					(39,535)
Issuance of stock awards	479	227		479
Shares repurchased	(4,088)	(78)		(4,088)
Stock-based compensation	3,048			3,048
Impact of new accounting pronouncements	1,721				(176)	1,897
April 1, 2018	$1,796,456	99,563	$7,175	$329,596	$(637,031)	$2,072,423	$24,293
Net income	89,645					89,412	$233
Other comprehensive income/(loss):
Translation loss:	(64,587)				(62,480)		(2,107)
Defined benefit plan adjustment, net of tax	9,422				9,422
Derivative financial instruments, net of tax	(2,312)				(2,312)
Other comprehensive loss:	$(57,477)				$(55,370)		$(2,107)
Dividends	(41,306)					(41,306)
Issuance of stock awards	329	24		329
Shares repurchased	(471)	(9)		(471)
Stock-based compensation	3,074			3,074
Noncontrolling interest from acquisition	15						15
July 1, 2018	$1,790,265	99,578	$7,175	$332,528	$(692,401)	$2,120,529	$22,434
Net income	72,820					72,415	405
Other comprehensive income/(loss):
Translation gain/(loss):	1,186				1,916		(730)
Defined benefit plan adjustment, net of tax	6,961				6,961
Derivative financial instruments, net of tax	1,659				1,659
Other comprehensive income/(loss):	$9,806				$10,536		$(730)
Dividends	(41,286)					(41,286)
Issuance of stock awards	433	120		433
Shares repurchased	(2,428)	(48)		(2,428)
Stock-based compensation	3,320			3,320
September 30, 2018	$1,832,930	99,650	$7,175	$333,853	$(681,865)	$2,151,658	$22,109
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN TOTAL EQUITY (unaudited)
(Dollars in thousands)

	Total Equity	Common Shares			Capital in Excess of Stated Value		Accumulated Other Comprehensive Loss		Retained Earnings		Noncontrolling Interests
		Outstanding	Amount
December 31, 2018	$1,772,278	99,829	$7,175		$304,709		$(740,913)		$2,188,115		$13,192
Net income	73,768								73,663		105
Other comprehensive income/(loss):
Translation loss	(2,972)						(2,852)				(120)
Defined benefit plan adjustment, net of tax	7,156						7,156
Derivative financial instruments, net of tax	1,864						1,864
Other comprehensive income/(loss)	$6,048						$6,168				$(120)
Dividends	(41,534)								(41,534)
Dividends paid to noncontrolling interests	(214)										(214)
Issuance of stock awards	399	340			399
Shares repurchased	(7,395)	(133)			(7,395)
Stock-based compensation	4,560				4,560
Impact of new accounting pronouncements	(6,771)								(6,771)
March 31, 2019	$1,801,139	100,036	$7,175		$302,273		$(734,745)		$2,213,473		$12,963
Net income	81,286								81,159		$127
Other comprehensive income/(loss):
Translation gain	9,745						9,573				172
Defined benefit plan adjustment, net of tax	1,807						1,807
Derivative financial instruments, net of tax	(481)						(481)
Other comprehensive income	$11,071						$10,899				$172
Dividends	(43,353)								(43,353)
Issuance of stock awards	326	58			326
Shares repurchased	(1,155)	(19)			(1,155)
Stock-based compensation	4,306				4,306
June 30, 2019	$1,853,620	100,075	$7,175		$305,750		$(723,846)		$2,251,279		$13,262
Net income	92,283								92,064		$219
Other comprehensive loss:
Translation loss	(34,428)						(33,584)				(844)
Defined benefit plan adjustment, net of tax	(16,850)						(16,850)
Derivative financial instruments, net of tax	(93)						(93)
Other comprehensive loss:	$(51,371)						$(50,527)				$(844)
Dividends	(43,337)								(43,337)
Issuance of stock awards	330	9			330
Shares repurchased	(147)	(2)			(147)
Stock-based compensation	2,935				2,935
September 29, 2019	$1,854,313	100,082	$7,175	—	$308,868	—	$(774,373)	—	$2,300,006	—	$12,637
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 29, 2019	September 30, 2018
Cash Flows from Operating Activities:
Net income	$247,337	$237,390
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment	6,362	2,627
Depreciation, depletion and amortization	173,085	176,895
Gain on adjustment of environmental reserves	(10,675)	—
Share-based compensation expense	11,800	9,442
Equity in earnings of affiliates	(4,240)	(9,012)
Cash dividends from affiliated companies	4,002	5,203
Net loss on disposition of assets	3,811	7,022
Pension and postretirement plan expense	21,837	25,736
Pension and postretirement plan contributions	(225,535)	(27,339)
Increase in net deferred tax liability	32,370	6,097
Change in assets and liabilities, net of effects from acquisitions, dispositions, and foreign currency adjustments:
Trade accounts receivable	(33,574)	(58,187)
Inventories	(643)	(8,938)
Payable to suppliers	(7,183)	45,038
Prepaid expenses	(533)	(5,126)
Accrued expenses	29,611	35,353
Income taxes payable and other income tax items	(20,407)	(13,050)
Other assets and liabilities	11,393	22,365
Net cash provided by operating activities	238,818	451,516
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(147,012)	(135,420)
Cost of acquisitions, net of cash acquired	(111,009)	(150,995)
Proceeds from the sale of assets	2,887	23,444
Investment in affiliates and other, net	1,494	899
Net cash used in investing activities	(253,640)	(262,072)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	258,834	202,460
Principal repayment of debt	(109,692)	(157,911)
Net change in commercial paper	12,000	(100,000)
Net decrease in outstanding checks	(7,604)	(6,416)
Payment of contingent consideration	(5,000)	—
Cash dividends	(127,169)	(120,651)
Dividends paid to noncontrolling interests	(214)	—
Shares acquired	(8,697)	(6,987)
Net cash provided by/(used in) financing activities	12,458	(189,505)
Effects of Exchange Rate Changes on Cash	(2,172)	(4,427)
Net Decrease in Cash and Cash Equivalents	(4,536)	(4,488)
Cash and cash equivalents at beginning of period	120,389	254,912
Cash and cash equivalents at end of period	$115,853	$250,424
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 1: Basis of Interim Presentation
In the opinion of the management of Sonoco Products Company (the “Company” or “Sonoco”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise stated) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the nine months ended September 29, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
With respect to the unaudited condensed consolidated financial information of the Company for the three- and nine-month periods ended September 29, 2019 and September 30, 2018 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 30, 2019 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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
In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments," which requires measurement and recognition of expected versus incurred credit losses for financial assets held. The guidance is effective for annual reporting periods beginning after December 15, 2019, and interim periods within those annual periods. The Company does not expect the implementation of ASU 2016-13 to have a material effect on its consolidated financial statements.
During the three- and nine-month periods ended September 29, 2019, there have been no other newly issued nor newly applicable accounting pronouncements that have had, or are expected to have, a material impact on the Company’s financial statements. Further, at September 29, 2019, there were no other pronouncements pending adoption that are expected to have a material impact on the Company’s consolidated financial statements.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 3: Acquisitions
On August 9, 2019, the Company completed the acquisition of Corenso Holdings America, Inc. ("Corenso") for $110,554, net of cash acquired. Corenso is a leading manufacturer of uncoated recycled paperboard (URB) and high-performance cores used in the paper, packaging films, tape, and specialty industries. Corenso operates a 108,000-ton per year URB mill and core converting facility in Wisconsin Rapids, Wisconsin, as well as a core converting facility in Richmond, Virginia, expanding the Company's ability to produce a wide variety of sustainable coreboard grades. Final purchase consideration will be subject to an adjustment for working capital, which is expected to be completed by the end of the fourth quarter of 2019. The acquisition was financed using available cash and short-term borrowings.
The preliminary fair values of the assets acquired and liabilities assumed in connection with the Corenso acquisition are as follows:

Corenso
Trade accounts receivable	$8,673
Inventories	8,707
Property, plant and equipment	36,928
Goodwill	43,722
Other intangible assets	29,170
Payable to suppliers	(6,043)
Other net tangible assets/liabilities	405
Deferred income taxes, net	(11,008)
$110,554

Goodwill, none of which is expected to be deductible for income tax purposes, is comprised of the assembled workforce and increased access to certain markets. Corenso's financial results from August 9, 2019 to September 29, 2019 are included in the Company's Paper and Industrial Converted Products segment.
The allocation of the purchase price of Corenso to the tangible and intangible assets acquired and liabilities assumed was based on the Company's preliminary estimates of their fair value, based on information currently available. Management is continuing to finalize its valuations of certain assets and liabilities including, but not limited to, those listed in the table above, and expects to complete its valuations within one year of the date of acquisition.
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
On April 12, 2018, the Company completed the acquisition of Highland Packaging Solutions ("Highland"). Highland manufactures thermoformed plastic packaging for fresh produce and dairy products from a single production facility in Plant City, Florida. The acquisition of Highland included a contingent purchase liability of $7,500 payable in two installments and based upon a sales metric which the Company anticipated meeting in full at the time of the acquisition. The first year's metric was met and the Company paid the first installment of $5,000 in the second quarter of 2019. The second year's metric is also expected to be met and the final installment of $2,500 is expected to be paid in the second quarter of 2020. The liability for the remaining installment is included in "Accrued expenses and other" on the Company's Condensed Consolidated Balance Sheets at September 29, 2019.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

During the nine months ended September 29, 2019, the Company finalized its valuations of the assets acquired and liabilities assumed in acquisitions completed in the previous year based on new information obtained about facts and circumstances that existed as of their respective acquisition dates. As a result, the following measurement period adjustments were made to the previously disclosed provisional fair values of assets and liabilities acquired and are now considered final:

	Conitex Sonoco	Compositub	Highland
Trade accounts receivable	$(77)	$203	$—
Inventories	—	50	—
Property, plant and equipment	(199)	(1,026)	1,895
Goodwill	2,246	(566)	(1,895)
Other intangible assets	300	1,888	—
Accrued expenses and other	(1,782)	(138)	—
Other net tangible assets /(liabilities)	(404)	(40)	—
Additional cash consideration	$84	$371	$—

The Company has accounted for its acquisitions as business combinations under the acquisition method of accounting, in accordance with the business combinations subtopic of the Accounting Standards Codification and has included their results of operations in the Company's Condensed Consolidated Statements of Income from their respective dates of acquisition.
Acquisition-related costs of $3,903 and $401 were incurred during the three months ended September 29, 2019 and September 30, 2018, respectively, and $5,516 and $4,037 during the nine months ended September 29, 2019 and September 30, 2018, respectively. Acquisition-related costs consist primarily of legal and professional fees and are included in "Selling, general and administrative expenses" in the Company's Condensed Consolidated Statements of Income.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 4: Shareholders' Equity
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Numerator:
Net income attributable to Sonoco	$92,064	$72,415	$246,886	$235,882
Denominator:
Weighted average common shares outstanding:
Basic	100,778	100,640	100,727	100,534
Dilutive effect of stock-based compensation	408	400	431	459
Diluted	101,186	101,040	101,158	100,993
Net income attributable to Sonoco per common share:
Basic	$0.91	$0.72	$2.45	$2.35
Diluted	$0.91	$0.72	$2.44	$2.34
Cash dividends	$0.43	$0.41	$1.27	$1.21

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
The average numbers of SARs that were not dilutive and, therefore, not included in the computation of diluted earnings per share during the three- and nine- month periods ended September 29, 2019 and September 30, 2018 were as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018

Anti-dilutive stock appreciation rights	533	895	458	892
No adjustments were made to "Net income attributable to Sonoco" in the computations of earnings per share.
Stock Repurchases
On February 10, 2016, the Company’s Board of Directors authorized the repurchase of up to 5,000 shares of the Company's common stock. A total of 2,030 shares were purchased in 2016. No shares were repurchased under this authorization during 2017, 2018, or during the nine months ended September 29, 2019. Accordingly, a total of 2,970 shares remain available for repurchase at September 29, 2019.
The Company frequently repurchases shares of its common stock to satisfy employee tax withholding obligations in association with certain share-based compensation awards. These repurchases, which are not part of a publicly announced plan or program, totaled 154 shares in the nine months ended September 29, 2019 at a cost of $8,697, and 135 shares in the nine months ended September 30, 2018 at a cost of $6,987.
Dividend Declarations
On July 17, 2019, the Board of Directors declared a regular quarterly dividend of $0.43 per share. This dividend was paid on September 10, 2019 to all shareholders of record as of August 9, 2019.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

On October 15, 2019, the Board of Directors declared a regular quarterly dividend of $0.43 per share. This dividend is payable on December 10, 2019 to all shareholders of record as of November 8, 2019.

Note 5: Restructuring and Asset Impairment
The Company has engaged in a number of restructuring actions over the past several years. Actions initiated in 2019 and 2018 are reported as “2019 Actions” and “2018 Actions,” respectively. Actions initiated prior to 2018, all of which were substantially complete at September 29, 2019, are reported as “2017 and Earlier Actions.”
Following are the total restructuring and asset impairment charges, net of adjustments, recognized by the Company during the periods presented:

	2019		2018
	Third Quarter	Nine Months	Third Quarter	Nine Months
Restructuring/Asset impairment:
2019 Actions	$5,310	$21,660	$—	$—
2018 Actions	1,257	8,505	19,348	24,263
2017 and Earlier Actions	48	477	2,713	4,428
Restructuring/Asset impairment charges	6,615	30,642	22,061	28,691
Income tax benefit	(1,805)	(7,750)	(5,465)	(7,196)
Less: Costs attributable to noncontrolling interests, net of tax	(18)	(156)	(28)	(48)
Restructuring/asset impairment charges attributable to Sonoco, net of tax	$4,792	$22,736	$16,568	$21,447

Pre-tax restructuring and asset impairment charges are included in “Restructuring/Asset impairment charges” in the Condensed Consolidated Statements of Income.
When recognizable in accordance with GAAP, the Company expects to recognize future additional charges totaling approximately $3,100 in connection with previously announced restructuring actions. The Company believes that the majority of these charges will be incurred and paid by the end of 2019. The Company continually evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions are likely to be undertaken.
2019 Actions
During 2019, the Company announced the elimination of a forming film production line at a flexible packaging facility in Illinois, initiated the closure of a composite can and injection molding facility in Germany, and announced the closure of a composite can plant in Malaysia (all part of the Consumer Packaging segment). Restructuring actions in the Protective Solutions segment included charges associated with the exit of an integrated material protective packaging facility in Texas. In addition, approximately 150 positions were eliminated in the first nine months of 2019 in conjunction with the Company's ongoing organizational effectiveness efforts.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Below is a summary of 2019 Actions and related expenses by segment and by type incurred and estimated to be incurred through completion.

2019 Actions	Third Quarter 2019	Total Incurred to Date	Estimated Total Cost
Severance and Termination Benefits
Consumer Packaging	$3,987	$9,842	$10,242
Display and Packaging	15	72	72
Paper and Industrial Converted Products	663	$2,441	2,441
Protective Solutions	186	867	867
Corporate	10	1,932	1,932
Asset Impairment / Disposal of Assets
Consumer Packaging	—	4,196	4,196
Protective Solutions	(1,173)	(1,043)	(1,043)
Other Costs
Consumer Packaging	1,192	2,514	5,014
Display and Packaging	2	393	393
Paper and Industrial Converted Products	376	391	391
Protective Solutions	52	55	55
Total Charges and Adjustments	$5,310	$21,660	$24,560

The following table sets forth the activity in the 2019 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

2019 Actions	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Accrual Activity 2019 Year to Date
Liability at December 31, 2018	$—	$—	$—	$—
2019 charges	15,154	3,153	3,353	21,660
Cash payments	(9,377)	1,604	(3,353)	(11,126)
Asset write downs/disposals	—	(4,757)	—	(4,757)
Foreign currency translation	(55)	—	—	(55)
Liability at September 29, 2019	$5,722	$—	$—	$5,722

"Asset Impairment/Disposal of Assets" consists primarily of an impairment charge of $3,306 resulting from the elimination of a forming film line at a flexible packaging facility in Illinois, a $431 loss on the disposal of assets related to the closure of a composite can and injection molding facility in Germany, and a $325 loss on the disposal of assets and inventory relating to the closure of a composite can plant in Malaysia. Partially offsetting these losses was a $1,173 gain from the sale of a vacant Protective Solutions facility in Connecticut for which the Company received cash proceeds of $929, released an environmental reserve of $675, the liability for which was assumed by the buyer, and wrote off assets with a book value of $431.
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
Below is a summary of 2018 Actions and related expenses by segment and by type incurred and estimated to be incurred through completion.

	2019		2018		Total Incurred to Date	Estimated Total Cost
2018 Actions	Third Quarter	Nine Months	Third Quarter	Nine Months
Severance and Termination Benefits
Consumer Packaging	$94	$930	$1,154	$2,848	$5,629	$5,629
Display and Packaging	1	153	1,134	1,865	2,093	2,093
Paper and Industrial Converted Products	(47)	150	608	1,900	3,261	3,261
Protective Solutions	—	(1)	232	1,008	1,074	1,074
Corporate	—	—	—	243	243	243
Asset Impairment / Disposal of Assets
Consumer Packaging	181	2,799	305	380	5,488	5,488
Display and Packaging	44	131	4,517	4,517	4,756	4,756
Paper and Industrial Converted Products	—	253	70	70	371	371
Protective Solutions	—	—	—	(243)	(243)	(243)
Other Costs
Consumer Packaging	871	3,639	361	366	6,029	6,079
Display and Packaging	44	160	9,729	9,732	10,010	10,060
Paper and Industrial Converted Products	69	271	1,250	1,543	2,032	2,082
Protective Solutions	—	20	—	46	66	66
Corporate	—	—	(12)	(12)	(11)	(11)
Total Charges and Adjustments	$1,257	$8,505	$19,348	$24,263	$40,798	$40,948

The following table sets forth the activity in the 2018 Actions restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

2018 Actions	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Accrual Activity 2019 Year to Date
Liability at December 31, 2018	$3,194	$—	$179	$3,373
2019 charges	1,232	3,183	4,090	8,505
Cash receipts/(payments)	(3,767)	494	(4,160)	(7,433)
Asset write downs/disposals	—	(3,677)	—	(3,677)
Foreign currency translation	1	—	4	5
Liability at September 29, 2019	$660	$—	$113	$773

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Included in "Asset Impairment/Disposal of Assets" above are asset impairment charges of $1,905 and $909 related to the closures of a flexible packaging plant in North Carolina and a thermoformed packaging plant in California, respectively. Also included are losses totaling $232 related to the sale of fixed assets and inventory associated with the closure of a tube and core plant in Indonesia. The Company received proceeds of $416 from this sale and wrote off assets with a book value totaling $648.
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
The Company expects to recognize future pretax charges of approximately $50 associated with 2017 and Earlier Actions.
Below is a summary of expenses/(income) incurred by segment for 2017 and Earlier Actions for the three- and nine-month periods ended September 29, 2019 and September 30, 2018.

	2019		2018
2017 and Earlier Actions	Third Quarter	Nine Months	Third Quarter	Nine Months
Consumer Packaging	$38	$185	$2,511	$4,452
Display and Packaging	—	83	213	142
Paper and Industrial Converted Products	5	34	(63)	(737)
Protective Solutions	5	175	52	571
Corporate	—	—	—	—
Total Charges and Adjustments	$48	$477	$2,713	$4,428

The accrual for 2017 and Earlier Actions totaled $645 and $4,199 at September 29, 2019 and December 31, 2018, respectively, and is included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets. The majority of the liability associated with 2017 and Earlier Actions relates to unpaid severance costs and is expected to be paid by the end of 2019 using cash generated from operations.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 6: Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive loss and the changes in the balances of each component of accumulated other comprehensive loss, net of tax as applicable, for the nine months ended September 29, 2019 and September 30, 2018:

	Foreign Currency Items	Defined Benefit Pension Items	Gains and Losses on Cash Flow Hedges	Accumulated Other Comprehensive Loss

Balance at December 31, 2018	$(251,102)	$(487,380)	$(2,431)	$(740,913)
Other comprehensive income/(loss) before reclassifications	(26,863)	(27,781)	1,434	(53,210)
Amounts reclassified from accumulated other comprehensive loss to net income	—	19,894	(34)	19,860
Amounts reclassified from accumulated other comprehensive loss to fixed assets	—	—	(110)	(110)
Other comprehensive income/(loss)	(26,863)	(7,887)	1,290	(33,460)
Balance at September 29, 2019	$(277,965)	$(495,267)	$(1,141)	$(774,373)

Balance at December 31, 2017	$(198,495)	$(467,136)	$(641)	$(666,272)
Other comprehensive income/(loss) before reclassifications	(38,011)	1,221	583	(36,207)
Amounts reclassified from accumulated other comprehensive loss to net income	—	20,979	(325)	20,654
Amounts reclassified from accumulated other comprehensive loss to fixed assets	—	—	136	136
Other comprehensive income/(loss)	(38,011)	22,200	394	(15,417)
Amounts reclassified from retained earnings to accumulated other comprehensive loss	—	—	(176)	(176)
Balance at September 30, 2018	$(236,506)	$(444,936)	$(423)	$(681,865)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the effects on net income of significant amounts reclassified from each component of accumulated other comprehensive loss for the three- and nine- month periods ended September 29, 2019 and September 30, 2018:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended		Nine Months Ended
Details about Accumulated Other Comprehensive Loss Components	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018	Affected Line Item in the Condensed Consolidated Statements of Income
Gains and losses on cash flow hedges
Foreign exchange contracts	$139	$614	$988	$1,184	Net sales
Foreign exchange contracts	(348)	(260)	(1,014)	(613)	Cost of sales
Commodity contracts	11	(153)	127	(143)	Cost of sales
	(198)	201	101	428	Income before income taxes
	(11)	(58)	(67)	(103)	Provision for income taxes
	$(209)	$143	$34	$325	Net income
Defined benefit pension items
Effect of curtailment loss(a)	—	(97)	—	(97)	Non-operating pension (income)/cost
Effect of settlement loss(a)	(796)	—	(2,343)	(645)	Non-operating pension costs
Amortization of defined benefit pension items(a)	(5,905)	(9,068)	(24,360)	(27,352)	Non-operating pension costs
	$(6,701)	$(9,165)	$(26,703)	$(28,094)	Income before income taxes
	1,709	2,357	6,809	7,115	Provision for income taxes
	$(4,992)	$(6,808)	$(19,894)	$(20,979)	Net income
Total reclassifications for the period	$(5,201)	$(6,665)	$(19,860)	$(20,654)	Net income

(a) See Note 11 for additional details.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the before and after tax amounts for the various components of other comprehensive income/(loss) for the three-month periods ended September 29, 2019 and September 30, 2018:

	Three months ended September 29, 2019			Three months ended September 30, 2018
	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Foreign currency items:
Net other comprehensive income/(loss) from foreign currency items	$(33,584)	$—	$(33,584)	$1,916	$—	$1,916
Defined benefit pension items:
Other comprehensive income/(loss) before reclassifications	(29,190)	7,348	(21,842)	184	(31)	153
Amounts reclassified from accumulated other comprehensive income/(loss) to net income	6,701	(1,709)	4,992	9,165	(2,357)	6,808
Net other comprehensive income/(loss) from defined benefit pension items	(22,489)	5,639	(16,850)	9,349	(2,388)	6,961
Gains and losses on cash flow hedges:
Other comprehensive income/(loss) before reclassifications	(279)	(14)	(293)	2,415	(693)	1,722
Amounts reclassified from accumulated other comprehensive income/(loss) to net income	198	11	209	(201)	58	(143)
Amounts reclassified from accumulated other comprehensive income/(loss) to fixed assets	(9)	—	(9)	80	—	80
Net other comprehensive income/(loss) from cash flow hedges	(90)	(3)	(93)	2,294	(635)	1,659
Other comprehensive income/(loss):	$(56,163)	$5,636	$(50,527)	$13,559	$(3,023)	$10,536

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the before and after tax amounts for the various components of other comprehensive income/(loss) for the nine-month periods ended September 29, 2019 and September 30, 2018:

	Nine months ended September 29, 2019			Nine months ended September 30, 2018
	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Foreign currency items:
Net other comprehensive loss from foreign currency items	$(26,863)	$—	$(26,863)	$(38,011)	$—	$(38,011)
Defined benefit pension items:
Other comprehensive income/(loss) before reclassifications	(36,828)	9,047	(27,781)	1,674	(453)	1,221
Amounts reclassified from accumulated other comprehensive income/(loss) to net income	26,703	(6,809)	19,894	28,094	(7,115)	20,979
Net other comprehensive income/(loss) from defined benefit pension items	(10,125)	2,238	(7,887)	29,768	(7,568)	22,200
Gains and losses on cash flow hedges:
Other comprehensive income/(loss) before reclassifications	1,915	(481)	1,434	784	(201)	583
Amounts reclassified from accumulated other comprehensive income/(loss) to net income	(101)	67	(34)	(428)	103	(325)
Amounts reclassified from accumulated other comprehensive income/(loss) to fixed assets	(110)	—	(110)	136	—	136
Net other comprehensive income/(loss) from cash flow hedges	1,704	(414)	1,290	492	(98)	394
Other comprehensive income/(loss):	$(35,284)	$1,824	$(33,460)	$(7,751)	$(7,666)	$(15,417)

Note 7: Goodwill and Other Intangible Assets
Goodwill
A summary of the changes in goodwill by segment for the nine months ended September 29, 2019 is as follows:

	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Total
Goodwill at December 31, 2018	$617,332	$203,414	$256,947	$231,474	$1,309,167
2019 Acquisitions	—	—	43,722	—	43,722
Foreign currency translation	(3,717)	—	(3,374)	(312)	(7,403)
Other	(2,461)	—	2,246	—	(215)
Goodwill at September 29, 2019	$611,154	$203,414	$299,541	$231,162	$1,345,271

The Company recorded goodwill totaling $43,722 upon completion of the Corenso acquisition in the third quarter of 2019.
Measurement period adjustments were made in the first nine months of 2019 to the fair values of the assets acquired and the liabilities assumed in the 2018 acquisitions of Compositub, Highland, and Conitex Sonoco resulting in increases/(decreases) in goodwill of $(566), $(1,895) and $2,246, respectively. These adjustments are reflected above in "Other." See Note 3 for additional information.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The Company assesses goodwill for impairment annually and from time to time when warranted by the facts and circumstances surrounding individual reporting units or the Company as a whole. The Company completed its most recent annual goodwill impairment testing during the third quarter of 2019. As part of this testing, the Company analyzed certain qualitative and quantitative factors in determining goodwill impairment. The Company's assessments reflected a number of significant management assumptions and estimates including the Company's forecast of sales volumes and prices, profit margins, and discount rates. Changes in these assumptions could materially impact the Company's conclusions. Based on its assessments, the Company concluded that there was no impairment of goodwill for any of its reporting units.
Although no reporting units failed the assessments noted above, in management’s opinion, the goodwill of the Display and Packaging reporting unit is at risk of impairment in the near term if there is a negative change in the long-term outlook for the business or in other factors such as the discount rate. A large portion of projected sales in this reporting unit is concentrated in several major customers, the loss of any of which could impact the Company's conclusion regarding the likelihood of goodwill impairment for the unit.
Total goodwill associated with this reporting unit was $203,414 at September 29, 2019. Based on the latest annual impairment test, the estimated fair value of the Display and Packaging reporting unit exceeded its carrying value by approximately 35%.
In its 2019 annual goodwill impairment analysis, projected future cash flows for Display and Packaging were discounted at 8.9%. Based on the discounted cash flow model and holding other valuation assumptions constant, Display and Packaging projected operating profits across all future periods would have to be reduced approximately 27%, or the discount rate increased to 12.5%, in order for the estimated fair value to fall below the reporting unit’s carrying value.
During the time subsequent to the annual evaluation, and at September 29, 2019, the Company considered whether any events and/or changes in circumstances had resulted in the likelihood that the goodwill of any of its reporting units may have been impaired. It is management's opinion that no such events have occurred.

Other Intangible Assets
A summary of other intangible assets as of September 29, 2019 and December 31, 2018 is as follows:

	September 29, 2019	December 31, 2018
Other Intangible Assets, gross:
Patents	$22,490	$22,509
Customer lists	575,125	548,038
Trade names	31,094	31,174
Proprietary technology	28,679	28,748
Land use rights	277	282
Other	2,117	2,093
Other Intangible Assets, gross	$659,782	$632,844

Accumulated Amortization:
Patents	$(11,182)	$(9,539)
Customer lists	(275,857)	(246,946)
Trade names	(9,371)	(7,413)
Proprietary technology	(17,480)	(15,400)
Land use rights	(49)	(48)
Other	(1,597)	(1,461)
Total Accumulated Amortization	$(315,536)	$(280,807)
Other Intangible Assets, net	$344,246	$352,037

Intangible assets totaling $29,170 were recorded upon the acquisition of Corenso in the third quarter of 2019. These assets consist entirely of customer lists that will be amortized over their expected useful lives of 10 years.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Measurement period adjustments were made in the first nine months of 2019 to finalize the fair values of the assets acquired and the liabilities assumed in the 2018 acquisitions of Compositub and Conitex Sonoco resulting in increases in other intangible assets, primarily customer lists, of $1,888 and $300, respectively.
Other intangible assets are amortized on a straight-line basis over their respective useful lives, which generally range from three to forty years. The Company has no intangible assets with indefinite lives.
Aggregate amortization expense was $12,145 and $11,664 for the three months ended September 29, 2019 and September 30, 2018, respectively, and $38,035 and $34,266 for the nine months ended September 29, 2019 and September 30, 2018, respectively. Amortization expense on other intangible assets is expected to total approximately $50,800 in 2019, $50,300 in 2020, $48,200 in 2021, $46,000 in 2022 and $41,100 in 2023.

Note 8: Debt
On May 17, 2019, the Company entered into a 364-day, $200,000 term loan with Wells Fargo Bank, National Association. The full $200,000 was drawn from this facility on May 20, 2019, and the proceeds were used to make voluntary contributions to the Company's U.S. defined benefit pension plans. The unsecured loan has a 364-day term and the Company has a one-time option to request an extension of the term for an additional 364 days if it meets certain conditions. Interest is assessed at the London Interbank Offered Rate (LIBOR) plus a margin based on a pricing grid that uses the Company’s credit ratings. The LIBOR margin at September 29, 2019 was 100 basis points. There is no required amortization and repayment can be accelerated at any time at the discretion of the Company.

Note 9: Financial Instruments and Derivatives
The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments for which the carrying amount differs from the fair value.

	September 29, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, net of current portion	$1,180,221	$1,339,304	$1,189,717	$1,270,521

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
Cash Flow Hedges
At September 29, 2019 and December 31, 2018, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. These contracts, which have maturities ranging to December 2020, qualify as cash flow hedges under U.S. GAAP. For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item.
Commodity Cash Flow Hedges
The Company has entered into certain derivative contracts to manage the cost of anticipated purchases of natural gas and aluminum. At September 29, 2019, natural gas swaps covering approximately 6.0 million MMBTUs were outstanding. These contracts represent approximately 93% and 82% of anticipated U.S. and Canadian usage for the remainder of 2019 and 2020, respectively. Additionally, the Company had swap contracts covering 2,654 metric tons of aluminum, representing approximately 33% and 22% of anticipated usage for the remainder of 2019 and 2020, respectively. The fair values of the Company’s commodity cash flow hedges netted to a loss position of $(1,683) and $(1,571) at September 29, 2019 and December 31, 2018 respectively. The amount of the loss included in Accumulated Other Comprehensive Loss at September 29, 2019, that is expected to be reclassified to the income statement during the next twelve months is $(1,293).

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Foreign Currency Cash Flow Hedges
The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales, purchases, and capital spending forecast to occur in 2019. The net positions of these contracts at September 29, 2019 were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	purchase	3,967,259
Mexican peso	purchase	177,879
Canadian dollar	purchase	15,867
Polish zloty	purchase	13,712
Czech koruna	purchase	12,013
Turkish lira	purchase	1,844
British pound	purchase	352
Swedish krona	sell	(625)
Euro	sell	(4,231)
Russian ruble	sell	(41,520)

The fair value of foreign currency cash flow hedges related to forecasted sales and purchases netted to a gain position of $112 at September 29, 2019 and a loss position of $(1,624) at December 31, 2018. Gains of $112 are expected to be reclassified from accumulated other comprehensive income to the income statement during the next twelve months. In addition, the Company has entered into forward contracts to hedge certain foreign currency cash flow transactions related to construction in progress. As of September 29, 2019 and at December 31, 2018, the net positions of these contracts were $(3) and $(88), respectively. During the nine months ended September 29, 2019, losses from these hedges totaling $(110) were reclassified from accumulated other comprehensive income and included in the carrying value of the related fixed assets acquired. Losses of $(3) are expected to be reclassified from accumulated other comprehensive income and included in the carrying value of the related fixed assets acquired during the next twelve months.
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
The net positions of these contracts at September 29, 2019, were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	purchase	10,825,680
Mexican peso	purchase	345,007
Canadian dollar	purchase	16,477

The fair value of the Company’s other derivatives was a gain position of $381 and $166 at September 29, 2019 and December 31, 2018, respectively.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth the location and fair values of the Company’s derivative instruments at September 29, 2019 and December 31, 2018:

Description	Balance Sheet Location	September 29, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$58	$282
Commodity Contracts	Other assets	$11	$—
Commodity Contracts	Accrued expenses and other	$(1,541)	$(1,843)
Commodity Contracts	Other liabilities	$(211)	$(10)
Foreign Exchange Contracts	Prepaid expenses	$564	$770
Foreign Exchange Contracts	Accrued expenses and other	$(455)	$(2,482)
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Prepaid expenses	$423	$727
Foreign Exchange Contracts	Accrued expenses and other	$(42)	$(561)

While certain of the Company’s derivative contract arrangements with its counterparties provide for the ability to settle contracts on a net basis, the Company reports its derivative positions on a gross basis. There are no collateral arrangements or requirements in these agreements.
The following tables set forth the effect of the Company’s derivative instruments on financial performance for the three months ended September 29, 2019 and September 30, 2018:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income
Derivatives in Cash Flow Hedging Relationships:
Three months ended September 29, 2019
Foreign Exchange Contracts	$(957)	Net sales	$139
		Cost of sales	$(348)
Commodity Contracts	$678	Cost of sales	$11
Three months ended September 30, 2018
Foreign Exchange Contracts	$2,550	Net sales	$614
		Cost of sales	$(260)
Commodity Contracts	$(135)	Cost of sales	$(153)

Description	Gain or (Loss) Recognized	Location of Gain or (Loss) Recognized in Income Statement
Derivatives not Designated as Hedging Instruments:
Three months ended September 29, 2019
Foreign Exchange Contracts	$—	Cost of sales
	$161	Selling, general and administrative
Three months ended September 30, 2018
Foreign Exchange Contracts	$—	Cost of sales
	$(1,008)	Selling, general and administrative

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

	Three months ended September 29, 2019		Three months ended September 30, 2018
Description	Revenue	Cost of sales	Revenue	Cost of sales
Total amount of income and expense line items presented in the Condensed Consolidated Statements of Income	$139	$(337)	$614	$(413)

The effects of cash flow hedging:

Gain or (loss) on cash flow hedging relationships in Subtopic 815-20:
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into net income	$139	$(348)	$614	$(260)

Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into net income	$—	$11	$—	$(153)

The following tables set forth the effect of the Company’s derivative instruments on financial performance for the nine months ended September 29, 2019 and September 30, 2018:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income
Derivatives in Cash Flow Hedging Relationships:
Nine months ended September 29, 2019
Foreign Exchange Contracts	$1,901	Net sales	$988
		Cost of sales	$(1,014)
Commodity Contracts	$14	Cost of sales	$127
Nine months ended September 30, 2018
Foreign Exchange Contracts	$(211)	Net sales	$1,184
		Cost of sales	$(613)
Commodity Contracts	$995	Cost of sales	$(143)

Description	Gain or (Loss) Recognized	Location of Gain or (Loss) Recognized in Income Statement
Derivatives not Designated as Hedging Instruments:
Nine months ended September 29, 2019
Foreign Exchange Contracts	$—	Cost of sales
	$(411)	Selling, general and administrative
Nine months ended September 30, 2018
Foreign Exchange Contracts	$—	Cost of sales
	$1,016	Selling, general and administrative

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

	Nine months ended September 29, 2019		Nine months ended September 30, 2018
Description	Revenue	Cost of sales	Revenue	Cost of sales
Total amount of income and expense line items presented in the Condensed Consolidated Statements of Income	$988	$(887)	$1,184	$(756)

The effects of cash flow hedging:

Gain or (loss) on cash flow hedging relationships in Subtopic 815-20:
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into net income	$988	$(1014)	$1,184	$(613)

Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into net income	$—	$127	$—	$(143)

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
The following table sets forth information regarding the Company’s financial assets and financial liabilities, excluding retirement and postretirement plan assets, measured at fair value on a recurring basis:

Description	September 29, 2019	Assets measured at NAV	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(1,683)	$—	$—	$(1,683)	$—
Foreign exchange contracts	$109	$—	$—	$109	$—
Non-hedge derivatives, net:
Foreign exchange contracts	$381	$—	$—	$381	$—
Deferred compensation plan assets	$135	$—	$135	$—	$—

Description	December 31, 2018	Assets measured at NAV	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(1,571)	$—	$—	$(1,571)	$—
Foreign exchange contracts	$(1,712)	$—	$—	$(1,712)	$—
Non-hedge derivatives, net:
Foreign exchange contracts	$166	$—	$—	$166	$—
Deferred compensation plan assets	$260	$—	$260	$—	$—

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
The Company does not currently have any non-financial assets or liabilities that are recognized or disclosed at fair value on a recurring basis. None of the Company’s financial assets or liabilities are measured at fair value using significant unobservable inputs. There were no transfers in or out of Level 1 or Level 2 fair value measurements during the three- and nine-month periods ended September 29, 2019.

Note 11: Employee Benefit Plans
Retirement Plans and Retiree Health and Life Insurance Plans
The Company provides non-contributory defined benefit pension plans to certain of its employees in the United States, Mexico and Belgium. The Company also sponsors contributory defined benefit pension plans covering the majority of its employees in the United Kingdom, Canada, and the Netherlands. In addition, the Company provides postretirement healthcare and life insurance benefits to a limited number of its retirees and their dependents in the United States and Canada, based on certain age and/or service eligibility requirements.
The Company froze participation in its U.S. qualified defined benefit pension plan for newly hired salaried and non-union hourly employees effective December 31, 2003. To replace this benefit, non-union U.S. employees hired on or after January 1, 2004, are provided an annual contribution, called the Sonoco Retirement Contribution (SRC), to their participant accounts in the Sonoco Retirement and Savings Plan. The SRC is equal to 4% of the participant's eligible pay plus 4% of eligible pay in excess of the social security wage base. On February 4, 2009, the U.S. qualified defined benefit pension plan was further amended to freeze plan benefits for all active, non-union participants effective December 31, 2018. Remaining active participants in the U.S. qualified plan became eligible for SRC contributions effective January 1, 2019.
The components of net periodic benefit cost include the following:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Retirement Plans
Service cost	$1,006	$4,532	$2,909	$13,682
Interest cost	13,686	13,698	43,729	41,249
Expected return on plan assets	(13,114)	(22,740)	(51,443)	(68,529)
Amortization of prior service cost	241	239	671	730
Amortization of net actuarial loss	5,993	9,241	24,673	27,823
Effect of curtailment loss	—	97	—	97
Effect of settlement loss	796	—	2,343	645
Net periodic benefit cost	$8,608	$5,067	$22,882	$15,697

Retiree Health and Life Insurance Plans
Service cost	$77	$73	$229	$222
Interest cost	116	115	347	336
Expected return on plan assets	(179)	(222)	(535)	(912)
Amortization of prior service credit	(124)	(124)	(371)	(373)
Amortization of net actuarial gain	(205)	(288)	(613)	(828)
Net periodic benefit income	$(315)	$(446)	$(943)	$(1,555)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The Company made aggregate contributions of $210,962 to its defined benefit retirement and retiree health and life insurance plans during the nine months ended September 29, 2019, including voluntary contributions to its U.S. defined benefit pension plans (the "Plans") totaling $200,000. These voluntary contributions were followed by actions to de-risk the Plan's portfolio by increasing the allocation of pension assets to fixed-income investments and to transfer certain inactive participants, and corresponding assets and liabilities, from the Sonoco Pension Plan (the "Active Plan") to the Sonoco Pension Plan for Inactive Participants (the "Inactive Plan"). Pursuant to these actions, the Company remeasured the assets and liabilities of the Plans as of July 1, 2019. The remeasurement resulted in an increase in "Pension and Other Postretirement Benefits" of $24,424 and a corresponding change in Other Comprehensive Income/(Loss) and deferred income taxes.
The Company expects to make additional aggregate contributions of approximately $5,000 to its defined benefit retirement and retiree health and life insurance plans over the remainder of 2019. The Company made aggregate contributions of $13,188 to its defined benefit retirement and retiree health and life insurance plans during the nine months ended September 30, 2018.
The Company recognized settlement charges totaling $2,343 and $645 during the nine months ended September 29, 2019 and September 30, 2018, respectively. These charges resulted from payments made to certain participants of the Company's Canadian pension plan who elected a lump sum option of distribution upon retirement.

Plan Termination
On July 17, 2019, the Company's Board of Directors approved a resolution to terminate the Sonoco Pension Plan for Inactive Participants, a tax-qualified defined benefit plan, effective September 30, 2019. Once approval is received from the Internal Revenue Service and the Pension Benefit Guaranty Corporation, and following completion of a limited lump-sum offering, the Company is expected to settle all remaining liabilities under the Inactive Plan in 2020 through the purchase of annuity contracts. The Company anticipates making additional contributions to the Inactive Plan beginning in 2020 of between $75,000 and $125,000 in order to be fully funded on a termination basis at the time of the annuity purchase. However, the actual amount of the Company's long-term liability when it is transferred, and the related cash contribution requirement, will depend upon the nature and timing of participant settlements, as well as prevailing market conditions. Non-cash settlement charges resulting from the lump sum payouts and annuity purchases are expected to range between $525,000 and $575,000. The termination of the Inactive Plan will apply to participants who have separated service from Sonoco and to non-union active employees who no longer accrue pension benefits. There is no change in the cumulative benefit previously earned by the approximately 11,000 impacted participants as a result of these actions, and the Company will continue to manage and support the Active Plan, comprised of approximately 600 active participants who continue to accrue benefits in accordance with a flat-dollar multiplier formula.

Sonoco Retirement Contribution (SRC)
SRC contributions, which are funded annually in the first quarter, totaled $14,573 during the nine months ended September 29, 2019, and $14,151 during the nine months ended September 30, 2018. No additional SRC contributions are expected during the remainder of 2019. The Company recognized expense related to the SRC of $5,912 and $3,707 for the quarters ended September 29, 2019 and September 30, 2018, respectively, and $18,009 and $11,594 for the nine-month periods ended September 29, 2019 and September 30, 2018, respectively.

Note 12: Income Taxes
The Company’s effective tax rate for the three- and nine-month periods ending September 29, 2019 was 22.4% and 24.1%, respectively, and its effective tax rate for the three- and nine-month periods ending September 30, 2018 was 21.0% and 24.0%, respectively. The rates for the three- and nine-month periods ending September 29, 2019 and September 30, 2018 varied from the U.S. statutory rate due primarily to the effect of the Global Intangible Low Taxed Income (GILTI) tax, the release of reserves for uncertain tax positions and the effect of state income taxes.
The Company and/or its subsidiaries file federal, state and local income tax returns in the United States and various foreign jurisdictions. The Company is currently under audit for the 2012 and 2013 tax years and has entered the appeals

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

process with the Internal Revenue Service. Other than the aforementioned audit, with few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years prior to 2016.
The Company’s reserve for uncertain tax benefits has decreased by approximately $1,900 since December 31, 2018, due primarily to a decrease in reserves related to existing uncertain tax positions. The Company believes that it is reasonably possible that the amount reserved for unrecognized tax benefits at September 29, 2019 could increase by approximately $200 over the next twelve months. This change includes the anticipated increase in reserves related to existing positions offset by settlements of issues currently under examination and the release of existing reserves due to the expiration of the statute of limitations. Although the Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental, management believes that any reasonably foreseeable outcomes related to these matters have been adequately provided for. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which earnings or deductions are realized may differ from current estimates. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly basis. The Company has operations and pays taxes in many countries outside of the U.S. and taxes on those earnings are subject to varying rates. The Company is not dependent upon the favorable benefit of any one jurisdiction to an extent that the loss of such benefit would have a material effect on the Company’s overall effective tax rate.
As previously disclosed, the Company received a draft Notice of Proposed Adjustment (“NOPA”) from the Internal Revenue Service (IRS) in February 2017 proposing an adjustment to income for the 2013 tax year based on the IRS's recharacterization of a distribution of an intercompany note made in 2012, and the subsequent repayment of the note over the course of 2013, as if it were a cash distribution made in 2013. In March 2017, the Company received a draft NOPA proposing penalties of $18,000 associated with the IRS’s recharacterization, as well as an Information Document Request (“IDR”) requesting the Company’s analysis of why such penalties should not apply. The Company responded to this IDR in April 2017. On October 5, 2017, the Company received two revised draft NOPAs proposing the same adjustments and penalties as in the prior NOPAs. On November 14, 2017, the Company received two final NOPAs proposing the same adjustments and penalties as in the prior draft NOPAs. On November 20, 2017, the Company received a Revenue Agent's Report (“RAR”) that included the same adjustments and penalties as in the prior NOPAs. At the time of the distribution in 2012, it was characterized as a dividend to the extent of earnings and profits, with the remainder as a tax free return of basis and taxable capital gain. As the IRS proposes to recharacterize the distribution, the entire distribution would be characterized as a dividend. The incremental tax liability associated with the income adjustment proposed in the RAR would be approximately $89,000, excluding interest and the previously referenced penalties. On January 22, 2018, the Company filed a protest to the proposed deficiency with the IRS. The Company received a rebuttal of its protest from the IRS on July 10, 2018, and the matter has now been referred to the Appeals Division of the IRS. The Company had a pre-conference hearing with IRS Appeals during the second quarter of 2019. The Company strongly believes the position of the IRS with regard to this matter is inconsistent with the applicable tax laws and existing Treasury regulations, and that the Company's previously reported income tax provision for the year in question is appropriate. However, there can be no assurance that this matter will be resolved in the Company's favor. Regardless of whether the matter is resolved in the Company's favor, the final resolution of this matter could be expensive and time consuming to defend and/or settle. While the Company believes that the amount of tax originally paid with respect to this distribution is correct, and accordingly has not provided additional reserve for tax uncertainty, there is still a possibility that an adverse outcome of the matter could have a material effect on its future results of operations and financial condition.

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
The following table sets forth the balance sheet location and values of the Company’s lease assets and lease liabilities at September 29, 2019:

Classification	Balance Sheet Location	September 29, 2019
Lease Assets
Operating lease assets	Right of Use Asset - Operating Leases	$296,499
Finance lease assets	Other Assets	18,402
Total lease assets		314,901

Lease Liabilities
Current operating lease liabilities	Accrued expenses and other	53,256
Current finance lease liabilities	Notes payable and current portion of debt	9,059
Total current lease liabilities		62,315

Noncurrent operating lease liabilities	Noncurrent Operating Lease Liabilities	252,460
Noncurrent finance lease liabilities	Long-term Debt, Net of Current Portion	8,559
Total noncurrent lease liabilities		261,019

Total lease liabilities		$323,334

As of September 29, 2019, the Company has entered into additional leases that have not yet commenced. The associated contracts include payments over the respective lease terms totaling $2,100, which are not reflected in the Company's liabilities recorded as of September 29, 2019. These leases will commence during fiscal year 2020 with lease terms of approximately 5 years.

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
The following table sets forth the components of the Company's total lease cost for the three- and nine-month periods ended September 29, 2019:

Lease Cost		Three Months Ended September 29, 2019	Nine Months Ended September 29, 2019
Operating lease cost	(a)	$15,502	$46,818
Finance lease cost:
Amortization of lease asset	(a) (b)	2,036	6,158
Interest on lease liabilities	(c)	214	735
Variable lease cost	(a) (d)	10,657	27,626

Total lease cost		$28,409	$81,337

(a) Production-related and administrative amounts are included in cost of sales and selling, general and administrative expenses, respectively.
(b) Included in depreciation and amortization.

(c) Included in interest expense.

(d) Also includes short term lease costs, which are deemed immaterial.

In compliance with ASC 842, the Company must provide the prior year disclosures required under the previous lease guidance (ASC 840) for comparative periods presented herein. Rental expense under operating leases for the three- and nine-month periods ended September 30, 2018 was $19,953 and $58,253, respectively.

The following table sets forth the five-year maturity schedule of the Company's lease liabilities as of September 29, 2019:

Maturity of Lease Liabilities	Operating Leases	Finance Leases	Total
2019 (excluding nine months ended September 29, 2019)	$21,383	$3,026	$24,409
2020	54,382	8,215	62,597
2021	47,033	3,238	50,271
2022	40,953	1,679	42,632
2023	37,072	1,079	38,151
Beyond 2023	188,816	1,390	190,206
Total lease payments	$389,639	$18,627	$408,266
Less: Interest	83,923	1,009	84,932
Lease Liabilities	$305,716	$17,618	$323,334

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

The following tables set forth the Company's weighted average remaining lease term and discount rates used in the calculation of its outstanding lease liabilities at September 29, 2019, along with other lease-related information for the three months ended September 29, 2019:

Lease Term and Discount Rate	As of September 29, 2019
Weighted-average remaining lease term (years):
Operating leases	11.2
Finance leases	2.7
Weighted-average discount rate:
Operating leases	4.89%
Finance leases	4.91%

Other Information	Nine Months Ended September 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$46,374
Operating cash flows used by finance leases	735
Financing cash flows used by finance leases	7,593
Leased assets obtained in exchange for new operating lease liabilities	18,053
Leased assets obtained in exchange for new finance lease liabilities	1,186

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
The Company has rebate agreements with certain customers. These rebates are recorded as reductions of revenue and are accrued using sales data and rebate percentages specific to each customer agreement. Accrued customer rebates are included in "Accrued expenses and other" in the Company's Condensed Consolidated Balance Sheets.
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

	September 29, 2019	December 31, 2018
Contract Assets	$51,287	$48,786
Contract Liabilities	$(18,469)	$(18,533)

Significant changes in the contract assets and liabilities balances during the period were as follows:

	September 29, 2019		December 31, 2018
	Contract Asset	Contract Liability	Contract Asset	Contract Liability
Beginning Balance	$48,786	$(18,533)	$45,877	$(17,736)
Revenue deferred or rebates accrued	—	(21,812)	—	(19,730)
Recognized as revenue		5,350		1,652
Rebates paid to customers	—	16,526	—	17,281
Increases due to rights to consideration for customer specific goods produced, but not billed during the period	51,287	—	48,786	—
Transferred to receivables from contract assets recognized at the beginning of the period	(48,786)	—	(45,877)	—
Ending Balance	$51,287	$(18,469)	$48,786	$(18,533)

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
The following tables set forth information about revenue disaggregated by primary geographic regions, and timing of revenue recognition for the three-month periods ended September 29, 2019 and September 30, 2018. The tables also include a reconciliation of disaggregated revenue with reportable segments.

Three months ended September 29, 2019	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Total
Primary Geographical Markets:
United States	$415,567	$59,688	$279,908	$104,082	$859,245
Europe	99,276	83,888	83,421	6,456	273,041
Canada	26,567	—	26,960	—	53,527
Asia Pacific	17,714	—	71,313	496	89,523
Other	22,244	1,440	34,227	20,684	78,595
Total	$581,368	$145,016	$495,829	$131,718	$1,353,931

Timing of Revenue Recognition:
Products transferred at a point in time	$354,070	$69,751	$479,914	$110,594	$1,014,329
Products transferred over time	227,298	75,265	15,915	21,124	339,602
Total	$581,368	$145,016	$495,829	$131,718	$1,353,931

Three months ended September 30, 2018	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Total
Primary Geographical Markets:
United States	$431,217	$80,696	$274,965	$107,493	$894,371
Europe	101,848	82,906	84,313	6,721	275,788
Canada	29,427	—	33,233	—	62,660
Asia Pacific	17,863	—	35,617	781	54,261
Other	19,799	1,562	35,620	20,701	77,682
Total	$600,154	$165,164	$463,748	$135,696	$1,364,762

Timing of Revenue Recognition[1]:
Products transferred at a point in time	$358,233	$79,239	$438,599	$117,608	$993,679
Products transferred over time	241,921	85,925	25,149	18,088	371,083
Total	$600,154	$165,164	$463,748	$135,696	$1,364,762

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following tables set forth information about revenue disaggregated by primary geographic regions, and timing of revenue recognition for the nine-month periods ended September 29, 2019 and September 30, 2018. The tables also include a reconciliation of disaggregated revenue with reportable segments.

Nine months ended September 29, 2019	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Total
Primary Geographical Markets:
United States	$1,268,863	$187,347	$817,364	$309,318	$2,582,892
Europe	306,495	225,695	262,084	17,918	812,192
Canada	82,706	—	89,696	—	172,402
Asia	51,072	—	209,961	1,932	262,965
Other	64,698	4,361	104,089	61,758	234,906
Total	$1,773,834	$417,403	$1,483,194	$390,926	$4,065,357

Timing of Revenue Recognition:
Products transferred at a point in time	$1,025,890	$198,577	$1,431,757	$329,699	$2,985,923
Products transferred over time	747,944	218,826	51,437	61,227	1,079,434
Total	$1,773,834	$417,403	$1,483,194	$390,926	$4,065,357

Nine months ended September 30, 2018	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Total
Primary Geographical Markets:
United States	$1,275,775	$223,760	$820,429	$313,343	$2,633,307
Europe	310,864	221,228	267,566	20,325	819,983
Canada	87,729	—	99,868	—	187,597
Asia	51,067	—	106,615	2,671	160,353
Other	60,633	6,094	104,060	63,295	234,082
Total	$1,786,068	$451,082	$1,398,538	$399,634	$4,035,322

Timing of Revenue Recognition[1]:
Products transferred at a point in time	$1,070,346	$222,137	$1,332,266	$339,043	$2,963,792
Products transferred over time	715,722	228,945	66,272	60,591	1,071,530
Total	$1,786,068	$451,082	$1,398,538	$399,634	$4,035,322

1 The Company has revised the amounts from those previously reported in 2018 to reflect corrections in the classification of revenue between "Products transferred at a point in time" and "Products transferred over time" for the Consumer Packaging and Display and Packaging reportable segments.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Revised disclosures for the year ended December 31, 2018 are presented below:

	Consumer Packaging			Display and Packaging
	As Originally Reported	Adjustment	As Revised	As Originally Reported	Adjustment	As Revised
Products transferred at a point in time
Year ended December 31, 2018	$1,440,662	$(41,837)	$1,398,825	$248,034	$41,837	$289,871

Products transferred over time
Year ended December 31, 2018	$919,337	$41,837	$961,174	$344,275	$(41,837)	$302,438

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
SEGMENT FINANCIAL INFORMATION

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Net sales:
Consumer Packaging	$581,368	$600,154	$1,773,834	$1,786,068
Display and Packaging	145,016	165,164	417,403	451,082
Paper and Industrial Converted Products	495,829	463,748	1,483,194	1,398,538
Protective Solutions	131,718	135,696	390,926	399,634
Consolidated	$1,353,931	$1,364,762	$4,065,357	$4,035,322
Intersegment sales:
Consumer Packaging	$1,351	$782	$3,394	$2,643
Display and Packaging	1,112	1,034	3,393	2,196
Paper and Industrial Converted Products	33,485	32,828	98,674	100,804
Protective Solutions	255	418	1,080	1,273
Consolidated	$36,203	$35,062	$106,541	$106,916
Operating profit:
Segment operating profit:
Consumer Packaging	$56,744	$56,014	$181,801	$180,772
Display and Packaging	8,913	3,703	21,256	4,865
Paper and Industrial Converted Products	59,427	53,906	169,043	155,229
Protective Solutions	13,983	10,433	39,262	34,739
Restructuring/Asset impairment charges	(6,615)	(22,061)	(30,642)	(28,691)
Other, net	6,096	(422)	4,484	(3,381)
Consolidated	$138,548	$101,573	$385,204	$343,533

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
Spartanburg
In connection with its acquisition of Tegrant in November 2011, the Company identified potential environmental contamination at a site in Spartanburg, South Carolina. The total remediation cost of the Spartanburg site was estimated to be $17,400 at the time of acquisition and an accrual in this amount was recorded on Tegrant’s opening balance sheet. Since the acquisition, the Company has spent a total of $1,525 on remediation of the Spartanburg site.
Based on favorable developments at the Spartanburg site, the Company reduced its environmental reserve by$10,000 during the quarter ended September 29, 2019 in order to reflect its revised best estimate of what it is likely to pay in order to complete the remediation. This adjustment resulted in a $10,000 reduction in "Selling, general and administrative expenses" in the Company's Condensed Consolidated Statements of Income for the three and nine months ended September 29, 2019.
At September 29, 2019 and December 31, 2018, the Company's accrual for environmental contingencies related to the Spartanburg site totaled $5,875 and $15,964, respectively. The Company cannot currently estimate its potential liability, damages or range of potential loss, if any, beyond the amounts accrued with respect to this exposure. However, the Company does not believe that the resolution of this matter has a reasonable possibility of having a material adverse effect on the Company's financial statements.
Other environmental matters
The Company has been named as a potentially responsible party at several other environmentally contaminated sites. All of the sites are also the responsibility of other parties. The potential remediation liabilities are shared with such other parties, and, in most cases, the Company’s share, if any, cannot be reasonably estimated at the current time. However, the Company does not believe that the resolution of these matters has a reasonable possibility of having a material adverse effect on the Company's financial statements. At September 29, 2019 and December 31, 2018, the Company's accrual for these other sites totaled $2,984 and $4,136, respectively.
Summary
As of September 29, 2019 and December 31, 2018, the Company (and its subsidiaries) had accrued $8,859 and $20,100, respectively, related to environmental contingencies. These accruals are included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Sonoco Products Company,

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company and its subsidiaries (the “Company”) as of September 29, 2019, and the related condensed consolidated statements of income, comprehensive income, and changes in total equity for the three-month and nine-month periods ended September 29, 2019 and September 30, 2018, and the condensed consolidated statement of cash flows for the nine-month periods ended September 29, 2019 and September 30, 2018, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/PricewaterhouseCoopers LLP
Charlotte, NC
October 30, 2019

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
Third Quarter 2019 Compared with Third Quarter 2018
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

	For the three months ended September 29, 2019
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other Adjustments(1)	Base
Operating profit	$138,548	$6,615	$(6,096)	$139,067
Non-operating pension costs	7,210	—	(7,210)	—
Interest expense, net	14,756	—	—	14,756
Income before income taxes	116,582	6,615	1,114	124,311
Provision for income taxes	26,098	1,805	(169)	27,734
Income before equity in earnings of affiliates	90,484	4,810	1,283	96,577
Equity in earnings of affiliates, net of tax	1,799	—	—	1,799
Net income	92,283	4,810	1,283	98,376
Net (income) attributable to noncontrolling interests	(219)	(18)	—	(237)
Net income attributable to Sonoco	92,064	4,792	1,283	98,139
Per diluted common share*	$0.91	$0.05	$0.01	$0.97
*Due to rounding individual items may not sum across
(1) Consists of a $10,000 gain related to the reduction of an environmental reserve, offset by non-operating pension costs and costs related to acquisitions and potential acquisitions and divestitures.

SONOCO PRODUCTS COMPANY

	For the three months ended September 30, 2018
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other Adjustments(1)	Base
Operating profit	$101,573	$22,061	$422	$124,056
Non-operating pension costs	(25)	—	25	—
Interest expense, net	14,502	—	—	14,502
Income before income taxes	87,096	22,061	397	109,554
Provision for income taxes	18,325	5,465	2,139	25,929
Income before equity in earnings of affiliates	68,771	16,596	(1,742)	83,625
Equity in earnings of affiliates, net of tax	4,049	—	—	4,049
Net income	72,820	16,596	(1,742)	87,674
Net (income) attributable to noncontrolling interests	(405)	(28)	—	(433)
Net income attributable to Sonoco	$72,415	$16,568	$(1,742)	$87,241
Per diluted common share*	$0.72	$0.16	$(0.02)	$0.86
*Due to rounding individual items may not sum across
(1) Consists primarily of acquisition-related costs and the effect of the changes in tax rates on deferred tax adjustments and other non-base tax adjustments totaling a gain of $2,757.

RESULTS OF OPERATIONS
The following discussion provides a review of results for the three months ended September 29, 2019 versus the three months ended September 30, 2018.
OVERVIEW
Net sales for the third quarter of 2019 decreased 0.8% to $1,354 million, compared with $1,365 million in the same period last year. This decrease reflects volume declines throughout most of the Company's businesses, as well as unfavorable changes in foreign currency exchange rates, which were mostly offset by sales added by acquisitions. Lower overall selling prices in our industrial businesses, largely due to contracts tied to Old Corrugated Containers (OCC) costs which were lower year over year, were effectively offset by higher overall prices in our consumer businesses due to material and non-material cost increases passed along to customers as well as other efforts to more fully realize the value of the products and services we provide to our customers.

Net income attributable to Sonoco for the third quarter of 2019 increased 27.1% to $92.1 million, $0.91 per diluted share, compared to $72.4 million, $0.72 per diluted share, reported for the same period of 2018. Current quarter net income includes after-tax, non-base charges totaling $6.1 million, while results for the third quarter of 2018 include after-tax, non-base net charges totaling $14.8 million. Earnings increased partially due to an $11.8 million decrease in after-tax restructuring and asset impairment costs associated with previously announced plant closures and organizational restructuring activities together with a $7.4 million, after-tax, reduction of an environmental reserve. Additionally, after-tax non-operating pension costs increased $5.3 million over the prior year's third quarter.

Adjusted for all non-base items, third-quarter 2019 base net income attributable to Sonoco (base earnings) increased 12.5% to $98.1 million, $0.97 per diluted share, from $87.2 million, $0.86 per diluted share, in 2018. This increase was driven by a 12.1 percent increase in base operating profit and a lower effective tax rate, partially offset by an increase in net interest expense. Productivity improvements and acquisitions drove the year-over-year increase in operating profit, but were partially offset by volume declines.

SONOCO PRODUCTS COMPANY
OPERATING REVENUE
Net sales for the third quarter of 2019 decreased $11 million, or 0.8 percent, from the prior-year quarter.
The components of the sales change were:

($ in millions)
Volume/mix	$(36)
Selling prices	(2)
Acquisitions	74
Foreign currency translation and other, net	(47)

Total sales decrease	$(11)

In September of 2018, the Company exited a single-customer contract at a packaging center near Atlanta. The negative impact on comparable net sales, third quarter to third quarter, was $25.6 million. Due to the relatively low margins in this business, the impact of the lost revenue is included above in "Foreign currency translation and other, net."

COSTS AND EXPENSES
Cost of goods sold decreased $16.7 million, or 1.5%, and the gross profit margin percentage increased to 19.6% for the third quarter of 2019 compared to 19.0% in the prior-year's third quarter. The decrease in cost of goods sold was driven primarily by lower volume, the exit of the Atlanta packaging center, the translation impact of a stronger dollar, and lower raw material prices, all partially offset by the impact of acquisitions.

Selling, general and administrative ("SG&A") costs for the quarter decreased $15.7 million, or 11.5%, year over year due to a significant focus across the business on reducing controllable costs, along with a $10 million reduction of an environmental reserve and lower management incentive expense. These were partially offset by the addition of expenses from acquisitions.

Restructuring costs and asset impairment charges totaled $6.6 million for the third quarter of 2019 compared with $22.1 million in the same period last year. The year-over-year decrease was mostly driven by costs related to the exit of a contract packaging fulfillment center in Atlanta in the prior year. Additional information regarding restructuring and asset impairment charges is provided in Note 5 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Non-operating pension costs increased $7.2 million for the quarter, compared to the prior-year's period, due primarily to lower expected returns on plan assets stemming from actions earlier in 2019 to de-risk the U.S. plan's portfolio by increasing the allocation of pension assets to fixed-income investments.
Net interest expense for the third quarter increased to $14.8 million, compared with $14.5 million during the third quarter of 2018. The increase was primarily due to higher debt balances stemming from the $200 million term loan the Company entered into in May 2019 and reduced interest income on lower offshore cash balances, partially offset by one-time interest income from a favorable tax ruling in Brazil.
The 2019 third-quarter effective tax rates on GAAP and base earnings were 22.4% and 22.3%, respectively, compared with 21.0% and 23.7%, respectively, in the prior year’s quarter. Although both the current-quarter GAAP and base effective tax rates benefited from a lesser impact from the Global Intangible Low Taxed Income (GILTI) tax, the effective rate on GAAP earnings was slightly higher in 2019 due primarily to the favorable benefit of one-time adjustments in 2018 related to the U.S. Tax Cuts and Jobs Act of 2017.

SONOCO PRODUCTS COMPANY
REPORTABLE SEGMENTS
The following table recaps net sales attributable to each of the Company’s segments for the third quarters of 2019 and 2018 ($ in thousands):

	Three Months Ended
	September 29, 2019	September 30, 2018	% Change
Net sales:
Consumer Packaging	$581,368	$600,154	(3.1)%
Display and Packaging	145,016	165,164	(12.2)%
Paper and Industrial Converted Products	495,829	463,748	6.9%
Protective Solutions	131,718	135,696	(2.9)%
Consolidated	$1,353,931	$1,364,762	(0.8)%

The following table recaps operating profit attributable to each of the Company’s segments during the third quarters of 2019 and 2018 ($ in thousands):

	Three Months Ended
	September 29, 2019	September 30, 2018	% Change
Operating profit:
Segment operating profit:
Consumer Packaging	$56,744	$56,014	1.3%
Display and Packaging	8,913	3,703	> 100%
Paper and Industrial Converted Products	59,427	53,906	10.2%
Protective Solutions	13,983	10,433	34.0%
Restructuring/Asset impairment charges	(6,615)	(22,061)
Other, net	6,096	(422)
Consolidated	$138,548	$101,573	36.4%
Segment results viewed by Company management to evaluate segment performance do not include restructuring charges, asset impairment charges, acquisition-related charges, non-operating pension costs/income, or certain other items, if any, the exclusion of which the Company believes improves the comparability and analysis of the ongoing operating performance of the business. Accordingly, the term “segment operating profit” is a non-GAAP measure and is defined as the segment’s portion of “operating profit” excluding those items. All other general corporate expenses have been allocated as operating costs to each of the Company’s reportable segments.

The following table recaps restructuring/asset impairment charges attributable to each of the Company’s segments during the third quarters of 2019 and 2018 ($ in thousands):

	Three Months Ended
	September 29, 2019	September 30, 2018
Restructuring/Asset impairment charges:
Consumer Packaging	$6,363	$4,331
Display and Packaging	106	15,593
Paper and Industrial Converted Products	1,066	1,865
Protective Solutions	(930)	284
Corporate	10	(12)
Consolidated	$6,615	$22,061

SONOCO PRODUCTS COMPANY
Consumer Packaging
The Consumer Packaging segment includes the following products and services: round and shaped rigid containers and trays (both composite and thermoformed plastic); extruded and injection-molded plastic products; printed flexible packaging; global brand artwork management; and metal and peelable membrane ends and closures.
Segment sales decreased 3.1 percent compared to the prior year's quarter due to lower volume/mix and the negative impact of foreign exchange rates. Sales volume declined in Rigid Plastics, Flexibles, and North America Rigid Paper Containers as many served markets experienced slowing customer demand.
Segment operating profit increased 1.3 percent compared to the prior year's quarter as the benefits of productivity improvements and other cost reductions were partially offset by weaker volume and a slightly negative price/cost relationship. Despite the volume declines and negative price/cost relationship segment operating margin improved to 9.8 percent in the quarter from 9.3 percent in 2018.

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
Sales declined 12.2 percent compared to last year’s quarter as volume growth in international pack centers and domestic displays was more than offset by reduced revenue from exiting a pack center contract at the end of the third quarter of 2018. Segment operating profit improved $5.2 million due to higher volume/mix, a positive price/cost relationship and the favorable impact on earnings of exiting the previously mentioned pack center contract.
Paper and Industrial Converted Products
The Paper and Industrial Converted Products segment includes the following products: paperboard tubes, cones and cores; fiber-based construction tubes; wooden, metal and composite wire and cable reels and spools; and recycled paperboard, linerboard, corrugating medium, recovered paper and material recycling services.
Segment sales increased 6.9 percent from the prior year's quarter due to sales added by the 2018 acquisition of Conitex and the August 2019 acquisition of Corenso. This increase was partially offset by lower volume/mix, declining selling prices, due primarily to historic weakness in the recovered paper market, and the negative impact of changes in foreign exchange rates.
Segment operating profit improved 10.2 percent above the prior year's quarter as earnings from the Conitex and Corenso acquisitions and productivity improvements were partially offset by lower volume/mix and a negative price/cost relationship. Segment operating margin improved 36 basis points to 12.0 percent.
The Company completed the Corenso acquisition on August 9, 2019. Corenso operates a 108,000-ton per year Uncoated Recycled Board (URB) mill in Wisconsin Rapids, Wisconsin, as well as two core converting facilities. All of Corenso's products are made from recycled paper, which further enhances the Company's commitment to increase the amount of material it recycles, or causes to be recycled, relative to the volume of products it puts into the market place. Corenso is expected to generate annual sales of approximately $75 million.

Protective Solutions
The Protective Solutions segment includes the following products: custom-engineered, paperboard-based and expanded foam protective packaging and components; and temperature-assured packaging.
Segment sales for the quarter declined 2.9% due to lower volume/mix as strong sales growth for temperature-assured packaging was offset by declines in molded foam and consumer fiber packaging. Despite the sales decline, segment operating profit improved on strong productivity improvements and a favorable mix of business compared to the previous year. Segment operating margin, compared to the prior-year quarter, improved 293 basis points to 10.6 percent.

SONOCO PRODUCTS COMPANY
Nine Months Ended September 29, 2019 Compared with Nine Months Ended September 30, 2018
RECONCILIATIONS OF GAAP TO NON-GAAP FINANCIAL MEASURES
The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures in the Company’s Condensed Consolidated Statements of Income for each of the periods presented.

	For the nine months ended September 29, 2019
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other Adjustments(1)	Base
Operating profit	$385,204	$30,642	$(4,484)	$411,362
Non-operating pension costs	18,801	—	(18,801)	—
Interest expense, net	46,093	—	—	46,093
Income before income taxes	320,310	30,642	14,317	365,269
Provision for income taxes	77,213	7,750	3,146	88,109
Income before equity in earnings of affiliates	243,097	22,892	11,171	277,160
Equity in earnings of affiliates, net of tax	4,240	—	—	4,240
Net income	247,337	22,892	11,171	281,400
Net (income) attributable to noncontrolling interests	(451)	(156)	—	(607)
Net income attributable to Sonoco	$246,886	$22,736	$11,171	$280,793
Per diluted common share*	$2.44	$0.22	$0.11	$2.78
*Due to rounding individual items may not foot across
(1) Consists of a $10,000 gain related to the reduction of an environmental reserve, offset by non-operating pension costs and costs related to acquisitions and potential acquisitions and divestitures.

	For the nine months ended September 30, 2018
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other Adjustments(1)	Base
Operating profit	$343,533	$28,691	$3,381	$375,605
Non-operating pension costs	197	—	(197)	—
Interest expense, net	42,984	—	—	42,984
Income before income taxes	300,352	28,691	3,578	332,621
Provision for income taxes	71,974	7,196	5,604	84,774
Income before equity in earnings of affiliates	228,378	21,495	(2,026)	247,847
Equity in earnings of affiliates, net of tax	9,012	—	—	9,012
Net income	237,390	21,495	(2,026)	256,859
Net (income) attributable to noncontrolling interests	(1,508)	(48)	—	(1,556)
Net income attributable to Sonoco	$235,882	$21,447	$(2,026)	$255,303
Per diluted common share*	$2.34	$0.21	$(0.02)	$2.53
*Due to rounding individual items may not foot across
(1) Consists primarily of costs related to acquisitions and potential acquisitions. Additionally, includes the effect of the change in the U.S. corporate tax rate on deferred tax adjustments and other non-base tax charges totaling $5,540.

SONOCO PRODUCTS COMPANY
RESULTS OF OPERATIONS
The following discussion provides a review of results for the nine months ended September 29, 2019 compared with the nine months ended September 30, 2018.
OVERVIEW
Net sales for the first nine months of 2019 increased 0.7% to $4,065 million, compared with $4,035 million in the same period last year. The improvement reflects an increase in sales added by acquisitions and slightly higher selling prices overall as lower selling prices in our industrial businesses, largely due to contracts tied to OCC costs which were lower year over year, were more than offset by higher selling prices in our consumer businesses due to material and non-material cost increases passed along to customers as well as other efforts to more fully realize the value of the products and services we provide to our customers. These positive factors were somewhat offset by the negative impact of foreign exchange rates and volume declines across most of our businesses.
Net income attributable to Sonoco for the first nine months of 2019 increased 4.7% to $246.9 million, $2.44 per diluted share, compared to $235.9 million, $2.34 per diluted share, reported for the same period of 2018. Current period net income includes after-tax, non-base charges totaling $33.9 million. These charges consist of $22.7 million in after-tax restructuring charges, $13.9 million in after-tax non-operating pension charges, and $4.6 million in after-tax acquisition-related costs. Offsetting these charges is a $7.4 million after-tax gain related to the reduction of an environmental reserve. Results for the first nine months of 2018 include after-tax restructuring and asset impairment charges of $21.4 million and non-operating pension charges, acquisition, and non-base tax benefits of $2.0 million. Adjusted for these items, base net income attributable to Sonoco (base earnings) for the nine-month period ending September 29, 2019 increased 10.0% to $280.8 million, $2.78 per diluted share, from $255.3 million, $2.53 per diluted share, in 2018.
GAAP and base earnings both increased in the first nine months of 2019. GAAP earnings increased less than base earnings as after-tax restructuring charges increased $1.3 million year over year, after-tax non-operating pension costs increased $13.8 million, and favorable non-base tax adjustments totaling $5.5 million in the prior year did not recur in 2019. These negative year-over-year changes were partially offset by $7.4 million in after-tax gains related to a reduction of an environmental reserve in 2019. Absent these and all other non-base items, year-over-year base earnings increased $25.5 million. This increase was driven by earnings from acquired businesses, productivity improvements and a positive price/cost impact, particularly in the Company's Paper and Industrial Converted Products segment. These positive factors were slightly offset by volume declines across most businesses.
OPERATING REVENUE
Net sales for the first nine months of 2019 increased $30 million from the same period in 2018.
The components of the sales change were:

($ in millions)
Volume/mix	$(100)
Selling prices	36
Acquisitions and Divestitures	231
Foreign currency translation and other, net	(137)

Total sales increase	$30

In September of 2018, the Company exited a single-customer contract at a packaging center near Atlanta. The negative impact on comparable net sales, for the first nine months of 2019 compared to the nine months of 2018, was $60.1 million. Due to the relatively low margins in this business, the impact of the lost revenue is included above in "Foreign currency translation and other, net."

SONOCO PRODUCTS COMPANY
COSTS AND EXPENSES
Cost of goods sold increased $5.8 million, or 0.2%, and the Company's gross profit margin percentage increased to 19.9% for the first nine months of 2019, compared to 19.5% in the prior-year's period. The modest increase in gross profit margin was largely attributable to a favorable price/cost relationship, procurement productivity, and the timing and direction of material cost movements. Margins also benefited from improved manufacturing cost productivity, partially offset by higher wage and operating cost inflation. The increase in cost of goods sold was driven primarily by the impact of acquisitions, mostly offset by lower volume, the exit of the Atlanta packaging center, the translation impact of a stronger dollar, and lower raw material prices.
SG&A costs for the first nine months decreased $19.4 million, or 4.7%, year over year driven by a significant focus across the business on reducing controllable costs along with the previously mentioned $10 million reduction of an environmental reserve, and lower management incentive expense. These reductions were partially offset by the addition of expenses from acquisitions.
Year-to-date restructuring costs and asset impairment charges totaled $30.6 million compared with $28.7 million in the same period last year. Additional information regarding restructuring and asset impairment charges is provided in Note 5 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Non-operating pension costs increased $18.6 million in the first nine months of 2019 compared to the prior-year period due primarily to lower expected returns on plan assets as a result of lower asset values at the end of 2018 and lower assumed long-term rates of return.
Net interest expense for the first nine months increased to $46.1 million, compared with $43.0 million during the first nine months of 2018. The increase was primarily due to higher debt balances stemming from the $200 million term loan the Company entered into in May 2019 and reduced interest income on lower offshore cash balances, partially offset by one-time interest income from a favorable tax ruling in Brazil.
The effective tax rate on GAAP and base earnings in the first nine months of 2019 was 24.1% and 24.1%, respectively, compared with 24.0% and 25.5%, respectively, for the same period last year. Although both the GAAP and base effective tax rates benefited from a lesser impact from the Global Intangible Low Taxed Income (GILTI) tax, the effective tax rate on GAAP earnings was slightly higher in 2019 due primarily to the favorable benefit of one-time adjustments in 2018 related to the U.S. Tax Cuts and Jobs Act of 2017.
REPORTABLE SEGMENTS
The following table recaps net sales attributable to each of the Company's segments during the first nine months of 2019 and 2018 ($ in thousands):

	Nine Months Ended
	September 29, 2019	September 30, 2018	% Change
Net sales:
Consumer Packaging	$1,773,834	$1,786,068	(0.7)%
Display and Packaging	417,403	451,082	(7.5)%
Paper and Industrial Converted Products	1,483,194	1,398,538	6.1%
Protective Solutions	390,926	399,634	(2.2)%
Consolidated	$4,065,357	$4,035,322	0.7%

SONOCO PRODUCTS COMPANY
The following table recaps operating profits attributable to each of the Company's segments during the first nine months of 2019 and 2018 ($ in thousands):

	Nine Months Ended
	September 29, 2019	September 30, 2018	% Change
Operating profit:
Segment operating profit:
Consumer Packaging	$181,801	$180,772	0.6%
Display and Packaging	21,256	4,865	>100%
Paper and Industrial Converted Products	169,043	155,229	8.9%
Protective Solutions	39,262	34,739	13.0%
Restructuring/Asset impairment charges	(30,642)	(28,691)
Other, net	4,484	(3,381)
Consolidated	$385,204	$343,533	12.1%

Segment results viewed by Company management to evaluate segment performance do not include restructuring charges, asset impairment charges, acquisition-related charges, non-operating pension costs/income, or certain other items, if any, the exclusion of which the Company believes improves the comparability and analysis of the ongoing operating performance of the business. Accordingly, the term “segment operating profit” is a non-GAAP measure and is defined as the segment’s portion of “operating profit” excluding those items. All other general corporate expenses have been allocated as operating costs to each of the Company’s reportable segments.

The following table recaps restructuring/asset impairment charges attributable to each of the Company’s segments during the first nine months of 2019 and 2018 ($ in thousands):

	Nine Months Ended
	September 29, 2019	September 30, 2018
Restructuring/Asset impairment charges:
Consumer Packaging	$24,105	$8,046
Display and Packaging	992	16,256
Paper and Industrial Converted Products	3,540	2,776
Protective Solutions	73	1,382
Corporate	1,932	231
Consolidated	$30,642	$28,691
Consumer Packaging
Segment sales decreased 0.7% year to date compared to the prior-year period as the favorable impacts of sales from acquisitions and higher selling prices were offset by the negative impact of foreign exchange rates and lower volumes in Global Plastics, Flexibles and North American Rigid Paper Containers as many served markets experienced weaker customer demand. The volume decline in Rigid Plastics was largely due to poor performance in the perimeter of the store end-use market, partially due to the negative impact of weather on strawberry crop yield and partially due to operational issues related to the consolidation of a facility and relocation of four thermoforming lines to other facilities. The plastics business also experienced a slowdown in some industrial-served markets.
Year-to-date segment operating profit increased 0.6% due to a positive price/cost relationship, the benefit of acquisitions, and productivity gains particularly in Flexibles. These positive drivers were effectively offset by the previously mentioned volume declines.

SONOCO PRODUCTS COMPANY
Display and Packaging
Sales for the segment were down 7.5% year to date compared to last year’s period as volume growth in domestic displays, international pack centers, and security packaging was more than offset by foregone revenue following the Company's September 2018 exit from a single-customer contract to operate a pack center outside Atlanta.
Segment operating profit increased $16.4 million, largely due to higher volume/mix, improved productivity and the non-recurrence of operating losses at the exited pack center.
Paper and Industrial Converted Products
Segment sales increased 6.1% year to date versus the prior year period due to acquisitions, partially offset by volume declines across most businesses.
Operating profit increased 8.9% over the prior year period driven by the 2018 acquisition of Conitex and the August 2019 acquisition of Corenso; otherwise, a positive price/cost relationship across most of the segment and productivity gains were offset by volume losses. Prices for OCC, a primary raw material, trended downward during the first nine months of the year, creating margin pressure on the segment's contract business. However, more than offsetting this effect, the Company was able to better maintain selling prices on the portion of the tubes, cores and paper business not contractually tied to OCC. As a result, segment operating margin improved 29 basis points to 11.4%.
Protective Solutions
Segment sales for the period declined 2.2% year over year driven by volume declines in molded foam and consumer fiber packaging, somewhat offset by strong sales growth for temperature-assured packaging.
Year-to-date operating profit increased 13.0% from the prior-year period due to total productivity and a favorable mix of business, somewhat reduced by a negative price/cost relationship. Segment operating margin was 10.0%, a 134 basis point improvement over the same period last year.

OTHER ITEMS
Critical Accounting Policies and Estimates
Goodwill impairment evaluation
The Company assesses its goodwill for impairment annually and from time to time when warranted by the facts and circumstances surrounding individual reporting units or the Company as a whole. If the fair value of a reporting unit exceeds the carrying value of the reporting unit's assets, including goodwill, there is no impairment. If the carrying value of a reporting unit exceeds the fair value of that reporting unit, an impairment charge to goodwill is recognized for the excess. The Company's reporting units are the same as, or one level below, its operating segments, as determined in accordance with ASC 350.

The Company completed its most recent annual goodwill impairment testing during the third quarter of 2019. For testing purposes, the Company performed an assessment of each reporting unit using either a qualitative evaluation or a quantitative test. The qualitative evaluations considered factors such as the macroeconomic environment, Company stock price and market capitalization movement, business strategy changes, and significant customer wins and losses. The quantitative tests, described further below, considered factors such as current year operating performance as compared to prior projections and implied fair values from comparable trading and transaction multiples.

When performing a quantitative analysis, the Company estimates the fair value of its reporting units using a discounted cash flow model based on projections of future years’ operating results and associated cash flows. The Company's assessments reflected a number of significant management assumptions and estimates including the Company's forecast of sales volumes and prices, profit margins, and discount rates, which are validated by observed comparable trading and transaction multiples. The Company’s model discounts projected future cash flows, forecasted over a ten-year period, with an estimated residual growth rate. The Company’s projections incorporate management’s estimates of the most-likely expected future results. Projected future cash flows are discounted to present value using an assumed discount rate that management believes is appropriate for the reporting unit.

SONOCO PRODUCTS COMPANY
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

In considering the level of uncertainty regarding the potential for goodwill impairment, management has concluded that any such impairment would, in most cases, likely be the result of adverse changes in more than one assumption. Management considers the assumptions used to be its best estimates across a range of possible outcomes based on available evidence at the time of the assessment. Other than in Display and Packaging, which is discussed below, there is no specific singular event or single change in circumstances management has identified that it believes could reasonably result in a change to expected future results in any of its reporting units sufficient to result in goodwill impairment. In management’s opinion, a change of such magnitude would more likely be the result of changes to some combination of the factors identified above, a general deterioration in competitive position, introduction of a superior technology, significant unexpected changes in customer preferences, an inability to pass through significant raw material cost increases, and other such items as identified in "Item 1A. Risk Factors" on pages 8-16 of the Company's 2018 Annual Report on Form 10-K.

Although no reporting units failed the annual impairment test noted above, in management’s opinion, the goodwill of the Display and Packaging reporting unit is at risk of impairment in the near term if the reporting unit's operating performance does not continue to improve in line with management's expectations, or if there is a negative change in the long-term outlook for the business or in other factors such as the discount rate. The Display and Packaging reporting unit designs, manufactures, assembles, packs and distributes temporary, semi-permanent and permanent point-of-purchase displays; provides supply chain management services, including contract packing, fulfillment and scalable service centers; and manufactures retail packaging, including printed backer cards, thermoformed blisters and heat sealing equipment. The current goodwill impairment analysis incorporates management's expectations for moderate sales growth and mild improvements to profit margin percentages which reflects the estimated benefits of future productivity initiatives. A large portion of projected sales in this reporting unit is concentrated in several major customers, the loss of any of which could impact the Company's conclusion regarding the likelihood of goodwill impairment for the unit. Total goodwill associated with this reporting unit was approximately $203 million at September 29, 2019. Based on the latest annual impairment test, the estimated fair value of the Display and Packaging reporting unit exceeded its carrying value by approximately 35%.

Sensitivity Analysis
In its 2019 annual goodwill impairment analysis, projected future cash flows for Display and Packaging were discounted at 8.9%. Based on the discounted cash flow model and holding other valuation assumptions constant, Display and Packaging projected operating profits across all future periods would have to be reduced approximately 27%, or the discount rate increased to 12.5%, in order for the estimated fair value to fall below the reporting unit’s carrying value.

SONOCO PRODUCTS COMPANY
Income taxes
As previously disclosed, the Company received a draft Notice of Proposed Adjustment (“NOPA”) from the Internal Revenue Service (IRS) in February 2017 proposing an adjustment to income for the 2013 tax year based on the IRS's recharacterization of a distribution of an intercompany note made in 2012, and the subsequent repayment of the note over the course of 2013, as if it were a cash distribution made in 2013. In March 2017, the Company received a draft NOPA proposing penalties of $18 million associated with the IRS’s recharacterization, as well as an Information Document Request (“IDR”) requesting the Company’s analysis of why such penalties should not apply. The Company responded to this IDR in April 2017. On October 5, 2017, the Company received two revised draft NOPAs proposing the same adjustments and penalties as in the prior NOPAs. On November 14, 2017, the Company received two final NOPAs proposing the same adjustments and penalties as in the prior draft NOPAs. On November 20, 2017, the Company received a Revenue Agent's Report (“RAR”) that included the same adjustments and penalties as in the prior NOPAs. At the time of the distribution in 2012, it was characterized as a dividend to the extent of earnings and profits, with the remainder as a tax free return of basis and taxable capital gain. As the IRS proposes to recharacterize the distribution, the entire distribution would be characterized as a dividend. The incremental tax liability associated with the income adjustment proposed in the RAR would be approximately $89 million, excluding interest and the previously referenced penalties. On January 22, 2018, the Company filed a protest to the proposed deficiency with the IRS. The Company received a rebuttal of its protest from the IRS on July 10, 2018, and the matter has now been referred to the Appeals Division of the IRS. The Company had a pre-conference hearing with IRS Appeals during the second quarter of 2019. The Company strongly believes the position of the IRS with regard to this matter is inconsistent with the applicable tax laws and existing Treasury regulations, and that the Company's previously reported income tax provision for the year in question is appropriate. However, there can be no assurance that this matter will be resolved in the Company's favor. Regardless of whether the matter is resolved in the Company's favor, the final resolution of this matter could be expensive and time consuming to defend and/or settle. While the Company believes that the amount of tax originally paid with respect to this distribution is correct, and accordingly has not provided additional reserve for tax uncertainty, there is still a possibility that an adverse outcome of the matter could have a material effect on its future results of operations and financial condition.
Pension Plan Termination
On July 17, 2019, the Company's Board of Directors approved a resolution to terminate the Sonoco Pension Plan for Inactive Participants, a tax-qualified defined benefit plan (the "Inactive Plan"), effective September 30, 2019. Once approval is received from the Internal Revenue Service and the Pension Benefit Guaranty Corporation, and following completion of the limited lump-sum offering, the Company is expected to settle all remaining liabilities under the Inactive Plan in 2020 through the purchase of annuity contracts. The Company anticipates making additional contributions to the Inactive Plan in 2020 of between $75 million and $125 million in order to be fully funded on a termination basis at the time of the annuity purchase. However, the actual amount of the Company's long-term liability when it is transferred, and the related cash contribution requirement, will depend upon the nature and timing of participant settlements, as well as prevailing market conditions. Non-cash settlement charges resulting from the lump sum payouts and annuity purchases are expected to range between $525 million and $575 million. The termination of the Inactive Plan will apply to participants who have separated service from Sonoco and to nonunion active employees who no longer accrue pension benefits. There is no change in the cumulative benefit previously earned by the approximately 11,000 impacted participants as a result of these actions, and the Company will continue to manage and support the Sonoco Pension Plan, comprised of approximately 600 active participants who continue to accrue benefits in accordance with a flat-dollar multiplier formula.

Financial Position, Liquidity and Capital Resources
Operating cash flows totaled $238.8 million in the nine months ended September 29, 2019 compared with $451.5 million during the same period last year, a decrease of $212.7 million. The year-over-year change in operating cash flows is due largely to a $198.2 million increase in benefit plan contributions resulting from voluntary contributions totaling $200 million made to the Company's U. S. defined benefit pension plans in the first nine months of 2019. Accounts Receivable consumed $33.6 million of operating cash in the first nine months of 2019 compared with $58.2 million in the same period last year as both periods experienced increased business activity following seasonally lower year-end activity. Similarly, inventories consumed $0.6 million of cash in the first nine months of 2019 compared with $8.9 million in the same period last year. Trade accounts payable consumed $7.2 million of cash during the nine months ended September 29, 2019 compared to providing $45.0 million last year. The year-over-year change was due largely to the timing of payments at the end of the third quarter of 2019.

SONOCO PRODUCTS COMPANY
Changes in accrued expenses provided $29.6 million of operating cash in the nine months ended September 29, 2019 while providing $35.4 million in the same period last year. The lower provision this year is primarily due to higher management incentives paid in the first nine months of 2019 compared to the first nine months of 2018. Changes in other assets and liabilities consumed $11.0 million of additional cash in the first nine months of 2019 compared to 2018 while the impact of income taxes, net payables and deferred items provided $18.9 million more, due primarily to the cash tax benefits from the $200 million voluntary pension contributions made in 2019 . Operating cash flows in the last quarter of 2019 are anticipated to include cash tax benefits of approximately $10 million associated with the $200 million voluntary pension contributions.

Cash used in investing activities was $253.6 million in the nine months ended September 29, 2019, compared with $262.1 million in the same period last year, a lower year-over-year use of cash of $8.4 million. Acquisition spending was $40.0 million lower year over year with the Company having acquired Corenso in the first nine months of 2019 and having acquired Highland Packaging in the first nine months of 2018. Proceeds from the sale of assets provided $2.9 million in the nine months ended September 29, 2019, compared to $23.4 million in the same period last year. The year-over-year decrease was due primarily to net proceeds of $17.2 million received in September 2018 for the sale of equipment relating to a single-customer contract packaging operation near Atlanta, less a contract termination fee. Capital spending during the first nine months of 2019 was $147.0 million, approximately $12 million higher year over year. Capital spending for the remainder of 2019 is not expected to exceed $60 million.

Cash provided by financing activities totaled $12.5 million in the nine months ended September 29, 2019, compared with a use of cash totaling $189.5 million in the same period last year. The $202.0 million year-over-year increased provision was primarily driven by $216.6 million of higher year-over-year net borrowings, including $200 million from a new term loan, the proceeds from which were used to fund voluntary contributions to the U.S. defined benefit pension plans. Also during the nine months ended September 29, 2019, the Company settled a $5.0 million contingent purchase price liability related to the Highland acquisition and paid cash dividends of $127.2 million, an increase of $6.5 million over the same period last year. Cash used to repurchase the Company's common stock was higher year over year by $1.7 million.
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
On May 17, 2019, the Company entered into a new 364-day, $200 million term loan. The full $200 million was drawn from this facility on May 20, 2019 and the proceeds used to fund voluntary contributions to Sonoco's U.S. defined benefit pension plans. The unsecured loan has a 364-day term and the Company has a one-time option to request an extension of the term for an additional 364 days if it meets certain conditions. Interest is assessed at the London Interbank Offered Rate (LIBOR) plus a margin based on a pricing grid that uses the Company’s credit ratings. The LIBOR margin at September 29, 2019 was 100 basis points. There is no required amortization and repayment can be accelerated at any time at the discretion of the Company.
The Company continually explores strategic acquisition opportunities which may result in the additional use of cash. Given the nature of the acquisition process, the timing and amounts of such expenditures are not predictable. The Company expects that any acquisitions requiring funding in excess of cash on hand would be financed using available borrowing capacity.
Cash and cash equivalents totaled $115.9 million and $120.4 million at September 29, 2019 and December 31, 2018, respectively. Of these totals, approximately $92.5 million and $102.3 million, respectively, were held outside of the United States by the Company’s foreign subsidiaries. Cash held outside of the United States is available to meet local liquidity needs, or for capital expenditures, acquisitions, and other offshore growth opportunities. As the Company has ample domestic liquidity through a combination of operating cash flow generation and access to bank and capital markets borrowings, we have generally considered our foreign unremitted earnings to be indefinitely invested outside the United States and currently have no plans to repatriate such earnings, other than excess cash balances that can be repatriated at minimal tax cost. Accordingly, the Company is not providing for taxes on these amounts for financial reporting purposes. Computation of the potential deferred tax liability associated with unremitted earnings considered to be indefinitely reinvested is not practicable.

SONOCO PRODUCTS COMPANY
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
During the nine months ended September 29, 2019, the Company reported a net decrease in cash and cash equivalents of $2.2 million due to an overall stronger U.S. dollar relative to certain foreign currencies.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenants currently require the Company to maintain a minimum level of interest coverage and a minimum level of net worth, as defined in the agreements. As of September 29, 2019, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.
The Company anticipates making additional contributions to its pension and postretirement plans of approximately $5.0 million during the remainder of 2019, which would result in total 2019 contributions of approximately $231 million. As discussed in "Other Items," the Company expects to make additional contributions to the Sonoco Pension Plan for Inactive Participants in 2020 of between $75 million and $125 million, ($55 million and $95 million, after tax), as the liabilities of the Inactive Plan are settled pursuant to Board actions to terminate the Inactive Plan effective September 30, 2019. Any such additional contributions in excess of cash on hand are expected to be financed using available borrowing capacity. Future funding requirements beyond the current year will vary depending largely on actual investment returns, future actuarial assumptions, the nature and timing of participant settlements, and legislative actions.

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
Due to the highly inflationary economy in Venezuela, the Company considers the U.S. dollar to be the functional currency of its Venezuelan operations and uses the official exchange rate when remeasuring the financial records of those operations. Economic conditions in Venezuela have worsened considerably over the past several years and there is no indication that conditions are due to improve in the foreseeable future. Further deterioration could result in the recognition of an impairment charge or a deconsolidation of the subsidiary. At September 29, 2019, the carrying value of the Company's net investment in its Venezuelan operations was approximately $2.0 million. In addition, at September 29, 2019, the Company's Accumulated Other Comprehensive Loss included a translation loss of $3.8 million related to its Venezuelan operations which would need to be reclassified to net income in the event of a complete exit of the business or a deconsolidation of these operations.
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

SONOCO PRODUCTS COMPANY
actually been positive for our UK operations. Annual sales of our UK operations totaled approximately $120 million in 2018.
At September 29, 2019, the Company had commodity contracts outstanding to fix the cost of a portion of anticipated raw materials and natural gas purchases. The total net fair market value of these instruments was an unfavorable position of $(1.7) million and $(1.6) million at September 29, 2019 and December 31, 2018, respectively. Natural gas and aluminum hedge contracts covering an equivalent of 6.0 million MMBTUs and 2,654 metric tons, respectively, were outstanding at September 29, 2019. Additionally, the Company had various currency contracts outstanding to fix the exchange rate on certain anticipated foreign currency cash flows. The total market value of these instruments was a net favorable position of $0.1 million at September 29, 2019 and a net unfavorable position of $(1.7) million at December 31, 2018. These contracts qualify as cash flow hedges and mature within twelve months of their respective reporting dates.
In addition, at September 29, 2019, the Company had various currency contracts outstanding to fix the exchange rate on certain foreign currency assets and liabilities. Although placed as an economic hedge, the Company does not apply hedge accounting to these contracts. The fair value of these currency contracts was a net favorable position of $0.4 million and $0.2 million at September 29, 2019 and December 31, 2018, respectively.
At September 29, 2019, the U.S. dollar had strengthened against most of the functional currencies of the Company's foreign operations compared to December 31, 2018, resulting in a net translation loss of $26.9 million being recorded in accumulated other comprehensive loss during the nine months ended September 29, 2019.
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
Evaluation of Disclosure Controls and Procedures
Under the supervision, and with the participation, of our management, including our Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, ("the Exchange Act") of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO concluded that such controls and procedures, as of September 29, 2019, the end of the period covered by this Quarterly Report on Form 10-Q, were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. For this purpose, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information that is required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting occurring during the three months ended September 29, 2019, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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
Environmental Matters
The Company has been named as a potentially responsible party (PRP) at several environmentally contaminated sites not owned by the Company. All of the sites are also the responsibility of other parties. The Company's liability, if any, is shared with such other parties, but the Company's share has not been finally determined in most cases. In some cases, the Company has cost-sharing arrangements with other PRPs with respect to a particular site. Such agreements relate to the sharing of legal defense costs or cleanup costs, or both. The Company has assumed, for purposes of estimating amounts to be accrued, that the other parties to such cost-sharing agreements will perform as agreed. It appears that final resolution of some of the sites is years away, and actual costs to be incurred for these environmental matters in future periods is likely to vary from current estimates because of the inherent uncertainties in evaluating environmental exposures. Accordingly, the ultimate cost to the Company with respect to such sites, beyond what has been accrued at September 29, 2019, cannot be determined. As of September 29, 2019 and December 31, 2018, the Company had accrued $8.9 million and $20.1 million, respectively, related to environmental contingencies. The Company periodically reevaluates the assumptions used in determining the appropriate reserves for environmental matters as additional information becomes available and, when warranted, makes appropriate adjustments.

Other legal matters
Additional information regarding legal proceedings is provided in Note 16 to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

SONOCO PRODUCTS COMPANY

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number of Shares that May Yet be Purchased under the Plans or Programs[2]
7/01/19 - 8/04/19	2,029	$63.14	—	2,969,611
8/05/19 - 9/01/19	279	$57.31	—	2,969,611
9/02/19 - 9/29/19	47	$58.32	—	2,969,611
Total	2,355	$62.35	—	2,969,611

1	A total of 2,355 common shares were repurchased in the second quarter of 2019 related to shares withheld to satisfy employee tax withholding obligations in association with certain share-based compensation awards. These shares were not repurchased as part of a publicly announced plan or program.

2
On February 10, 2016, the Company's Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company's common stock. A total of 2,030,389 shares were repurchased under this authorization during 2016 at a cost of $100.0 million. No shares were repurchased during 2017, 2018, or during the nine months ended September 29, 2019. Accordingly, a total of 2,969,611 shares remain available for repurchase at September 29, 2019.

Item 6.	Exhibits.

Exhibit Index

2.1*	Stock Purchase Agreement, dated May 17, 2019 (incorporated by reference to Exhibit 2 of the Registrant's Form 8-K filed May 21, 2019)

15	Letter re: unaudited interim financial information

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Schedules and exhibits have been omitted pursuant to Item 601 (b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules or exhibits upon request of the Securities and Exchange Commission.

SONOCO PRODUCTS COMPANY
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOCO PRODUCTS COMPANY
(Registrant)

Date:	October 30, 2019	By:	/s/ Julie C. Albrecht
Julie C. Albrecht
Vice President and Chief Financial Officer
(principal financial officer)

/s/ James W. Kirkland
James W. Kirkland
Corporate Controller
(principal accounting officer)