Form 10-K
period 2019-12-31
SONOCO PRODUCTS CO
filed 2020-02-28
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File No. 001-11261

SONOCO PRODUCTS COMPANY

Incorporated under the laws of South Carolina	I.R.S. Employer Identification No. 57-0248420
1 N. Second St.
Hartsville, South Carolina 29550
Telephone: 843/383-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of exchange on which registered
No par value common stock	SON	New York Stock Exchange, LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting common stock held by nonaffiliates of the registrant (based on the New York Stock Exchange closing price) on June 28, 2019, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $6,455,701,379. Registrant does not (and did not at June 30, 2019) have any non-voting common stock outstanding.
As of February 14, 2020, there were 100,255,008 shares of no par value common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the annual meeting of shareholders to be held on April 15, 2020, which statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference in Part III.

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
•expected amounts of capital spending;
•refinancing and repayment of debt;
•financial and business strategies and the results expected of them;
•financial results for future periods;
•producing improvements in earnings;
•profitable sales growth and rates of growth;
•market leadership;
•research and development spending;
•expected impact and costs of resolution of legal proceedings;
•extent of, and adequacy of provisions for, environmental liabilities;
•sustainability commitments;
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

Such forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management. Such information includes, without limitation, discussions as to guidance and other estimates, perceived opportunities, expectations, beliefs, plans, strategies, goals and objectives concerning our future financial and operating performance. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks, uncertainties and assumptions include, without limitation:

•availability and pricing of raw materials, energy and transportation, including the impact of potential changes in tariffs and escalating trade wars, and the Company's ability to pass raw material, energy and transportation price increases and surcharges through to customers or otherwise manage these commodity pricing risks;
•costs of labor;
•work stoppages due to labor disputes;
•success of new product development, introduction and sales;
•success of implementation of new manufacturing technologies and installation of manufacturing equipment, including the startup of new facilities and lines;
•consumer demand for products and changing consumer preferences;
•ability to be the low-cost global leader in customer-preferred packaging solutions within targeted segments;
•competitive pressures, including new product development, industry overcapacity, customer and supplier consolidation, and changes in competitors' pricing for products;
•financial conditions of customers and suppliers;
•ability to maintain or increase productivity levels, contain or reduce costs, and maintain positive price/cost relationships;
•ability to negotiate or retain contracts with customers, including in segments with concentration of sales volume;
•inventory management strategies of customers;
•timing of introduction of new products or product innovations by customers;
•collection of receivables from customers;
•ability to improve margins and leverage cash flows and financial position;
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
2 FORM 10-K SONOCO 2019 ANNUAL REPORT

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
•the adoption of new, or changes in, accounting standards or interpretations;
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
•changing consumer attitudes toward plastic packaging;
•ability to meet sustainability targets and challenges in implementation;
•changing climate, climate change regulations and greenhouse gas effects;
•actions of domestic or foreign government agencies and other changes in laws and regulations affecting the Company and increased costs of compliance;
•international, national and local economic and market conditions and levels of unemployment;
•economic disruptions resulting from terrorist activities and natural disasters; and
•accelerating inflation.

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
3 FORM 10-K SONOCO 2019 ANNUAL REPORT

PART I

Item 1. Business
(a) General development of business –
Sonoco Products Company ("Sonoco," "the Company," "we," "us," or "our") is a South Carolina corporation originally founded in Hartsville, South Carolina, in 1899 as the Southern Novelty Company. Sonoco is a manufacturer of industrial and consumer packaging products and a provider of packaging services, with approximately 320 locations in 36 countries.
(c) Narrative description of business –
The Company reports its financial results in four reportable segments – Consumer Packaging, Paper and Industrial Converted Products, Display and Packaging, and Protective Solutions. Information about the Company’s reportable segments is provided in Note 18 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Consumer Packaging
The Consumer Packaging segment accounted for approximately 44%, 44% and 42% of the Company’s consolidated net sales in the years ended December 31, 2019, 2018 and 2017, respectively. The operations in this segment consist of 86 plants throughout the world. The products, services and markets of the Consumer Packaging segment are as follows:

Products and Services	Markets
Round composite cans, shaped rigid paperboard containers; fiber and plastic caulk/adhesive tubes; aluminum, steel and peelable membrane easy-open closures for composite and metal cans; thermoformed rigid plastic trays, cups and bowls; injection molded containers, spools and parts; high-barrier flexible and forming plastic packaging films, modified atmosphere packaging, lidding films, printed flexible packaging; rotogravure cylinder engraving, global brand management

Stacked chips, snacks, nuts, cookies, crackers, other hard-baked goods, candy, gum, frozen concentrate, powdered and liquid beverages, powdered infant formula, coffee, refrigerated dough, frozen foods and entrees, processed foods, fresh fruits, vegetables, fresh-cut produce, salads, fresh-baked goods, eggs, seafood, poultry, soup, pasta, dairy, sauces, dips, condiments, pet food, meats, cheeses, labels
Within the Consumer Packaging segment, Sonoco’s rigid packaging – paper-based products – is the Company’s largest revenue-producing group of products and services, representing approximately 22% of consolidated net sales in the year ended December 31, 2019. This group comprised 21% and 22% of consolidated net sales in 2018 and 2017, respectively.
Display and Packaging
The Display and Packaging segment accounted for approximately 10%, 11% and 10% of the Company’s consolidated net sales in the years ended December 31, 2019, 2018 and 2017, respectively. The operations in this segment consist of 22 plants around the world including the United States, Poland, Mexico and Brazil. The products, services and markets of the Display and Packaging segment are as follows:

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
The Paper and Industrial Converted Products segment accounted for approximately 37%, 35% and 37% of the Company’s consolidated net sales in the years ended December 31, 2019, 2018 and 2017, respectively. This segment serves its markets through 183 plants on five continents. Sonoco’s paper operations provide the primary raw material for the Company’s fiber-based packaging. Sonoco uses approximately 52% of the paper it manufactures, and the remainder is sold to third parties. This vertical integration strategy is supported by 25 paper mills with 34 paper machines and 24 recycling facilities throughout the world. In 2019, Sonoco had the capacity to manufacture approximately 2.4 million tons of recycled paperboard. The products, services and markets of the Paper and Industrial Converted Products segment are as follows:

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
In 2019, Sonoco’s tubes and cores products were the Company’s second largest revenue-producing group of products, representing approximately 20% of consolidated net sales in the year ended December 31, 2019. This group comprised 20% and 22% of consolidated net sales in 2018 and 2017, respectively.

4 FORM 10-K SONOCO 2019 ANNUAL REPORT

Protective Solutions
The Protective Solutions segment accounted for approximately 10%, 10%, and 11% of the Company’s consolidated net sales in the years ended December 31, 2019, 2018 and 2017, respectively. The operations in this segment consist of 29 plants throughout the world. The products, services and markets of the Protective Solutions segment are as follows:

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
Patents, Trademarks and Related Contracts – Most inventions and product and process innovations are generated by Sonoco’s development, marketing and engineering staffs, and are important to the Company’s internal growth. Patents have been granted on many inventions created by Sonoco staff in the United States and in many other countries. Patents and trade secrets were acquired as part of several acquisitions over the past two years, including the acquisitions of Thermoform Engineered Quality, LLC, and Plastique Holdings, LTD, (together "TEQ"), Corenso Holdings America, Inc. ("Corenso"), the remaining 70 percent interest in Conitex Sonoco (BVI), Ltd., and Highland Packaging Solutions. These patents are managed globally by a Sonoco intellectual capital management team through the Company’s subsidiary, Sonoco Development, Inc. (SDI). SDI globally manages patents, trade secrets, confidentiality agreements and license agreements. Some patents have been licensed to other manufacturers. Sonoco also licenses a few patents from outside companies and universities. U.S. patents expire after about 20 years, and patents on new innovations replace many of the abandoned or expired patents. A second intellectual capital subsidiary of Sonoco, SPC Resources, Inc., globally manages Sonoco’s trademarks, service marks, copyrights and Internet domain names. Most of Sonoco’s products are marketed worldwide under trademarks such as Sonoco®, SmartSeal®, Sonotube®, Sealclick®, Sonopost® and UltraSeal®. Sonoco’s registered web domain names such as www.sonoco.com and www.sonotube.com provide information about Sonoco, its people and its products. Trademarks and domain names are licensed to outside companies where appropriate.
Seasonality – The Company’s operations are not seasonal to any significant degree, although the Display and Packaging segment normally reports slightly higher sales and operating profits in the second half of the year, when compared with the first half.
Working Capital Practices – The Company is not required to carry any significant amounts of inventory to meet customer requirements or to assure itself continuous allotment of goods.
Dependence on Customers – On an aggregate basis during 2019, the five largest customers in the Paper and Industrial Converted Products segment, the Consumer Packaging segment and the Protective Solutions segment accounted for approximately 6%, 27% and 16%, respectively, of each segment’s net sales. The dependence on a few customers in the Display and Packaging segment is more significant, as the five largest customers in this segment accounted for approximately 58% of that segment’s sales.
Sales to the Company’s largest customer represented 4.6% of consolidated revenues in 2019. This concentration of sales volume resulted in a corresponding concentration of credit, representing approximately 8% of the Company’s consolidated trade accounts receivable at December 31, 2019. The Company’s next largest customer comprised 3.7% of consolidated revenues in 2019.
Backlog – Most customer orders are manufactured with a lead time of three weeks or less. Therefore, the amount of backlog orders at December 31, 2019, was not material. The Company expects all backlog orders at December 31, 2019, to be shipped during 2020.
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
Number of Employees – Sonoco had approximately 23,000 employees worldwide as of December 31, 2019.

5 FORM 10-K SONOCO 2019 ANNUAL REPORT

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

Information about our Executive Officers –

Name	Age	Position and Business Experience for the Past Five Years
Executive Committee
R. Howard Coker	57	President and Chief Executive Officer since February 2020. Previously Senior Vice President, Global Paper and Industrial Converted Products 2019-2020; Senior Vice President, Rigid Paper Containers and Paper/Engineered Carriers International 2017-2018; Group Vice President, Global Rigid Paper & Closures and Paper & Industrial Converted Products, EMEA, Asia, Australia and New Zealand 2015-2017; Vice President, Global Rigid Paper & Closures 2015; Group Vice President, Global Rigid Paper & Plastics 2013-2015; Vice President, Global Rigid Paper & Closures 2011-2013. Joined Sonoco in 1985. Mr. Coker is the brother-in-law of John R. Haley, Chairman of Sonoco's Board of Directors.
Robert C. Tiede	61
(Resigned as President and Chief Executive Officer effective February 1, 2020.) President and Chief Executive Officer April 2018-February 2020; Previously Vice President and Chief Operating Officer 2017-2018; Senior Vice President, Global Consumer Packaging & Services, Protective Solutions & Reels 2015-2017; Senior Vice President, Global Consumer Packaging and Services 2013-2015; Vice President, Global Flexible & Packaging Services 2009-2013. Joined Sonoco in 2004.

Julie C. Albrecht	52	Vice President and Chief Financial Officer since April 2019. Previously Corporate Vice President, Treasurer/Assistant Chief Financial Officer 2017-2018; Vice President, Finance and Investor Relations & Treasurer for Esterline Technologies Corporation, 2015-2017; Finance Director, Customer Service Aircraft Systems for United Technologies, 2012-2015. Joined Sonoco in 2017.
Robert Dillard	45	Corporate Vice President, Corporate Development since November 2019. Previously Staff Vice President, Corporate Development 2018-2019; President of Personal Care Europe, 2018, Vice President of Strategy and Innovation at Domtar Personal Care, a division of Domtar Corporation 2016-2018; President, Stanley Hydraulics at Stanley Black & Decker, Inc. 2013-2016. Joined Sonoco in 2018.
John M. Florence	41	Vice President, Human Resources, General Counsel, and Secretary since February 2019. Previously Corporate Vice President, General Counsel and Secretary 2016-2019; Corporate Attorney 2015-2016. Previously an attorney at Haynsworth Sinkler Boyd, P.A. 2005-2015. Joined Sonoco in 2015.

Rodger D. Fuller	58	Executive Vice President, Global Industrial and Consumer since February 2020. Previously Senior Vice President, Global Consumer Packaging, Display and Packaging and Protective Solutions 2019-2020; Senior Vice President, Paper/Engineered Carriers U.S./Canada and Display & Packaging 2017-2018; Group Vice President, Paper & Industrial Converted Products, Americas 2015-2017; Vice President, Global Primary Materials Group 2015; Group Vice President, Paper & Industrial Converting N.A. 2013-2015; Vice President, Global Rigid Plastics & Corporate Customers 2011-2013. Joined Sonoco in 1985.
Richard K. Johnson	51	Corporate Vice President and Chief Information Officer since joining Sonoco in March 2019. Previously Vice President and Chief Information Officer of HNI Corporation 2011-2019.
Roger P. Schrum	64	Vice President, Investor Relations & Corporate Affairs since February 2009. Previously Staff Vice President, Investor Relations & Corporate Affairs 2005-2009. Joined Sonoco in 2005.
Marcy J. Thompson	58	Vice President, Marketing and Innovation since July 2013. Previously Vice President, Rigid Paper N.A. 2011-2013; Division Vice President & General Manager, Sonoco Recycling 2009-2011. Joined Sonoco in 2006.
Other Corporate Officers
James A. Harrell III	58	Vice President, Americas Industrial effective March 1, 2020. Previously Vice President, Tubes & Cores, U.S. and Canada 2015-2020; Vice President, Global Tubes & Cores Operations February 2015-December 2015; Vice President, Tubes & Cores N.A. 2012-2015; and Vice President, Industrial Converting Division N.A. 2010-2012. Joined Sonoco in 1985.
Jeffrey S. Tomaszewski	51	Vice President, North America Consumer and Global RPC effective March 1, 2020. Previously Vice President, Global Rigid Paper and Closures and Display and Packaging 2019-2020; Division Vice President and General Manager, Rigid Paper Containers, NA and Display and Packaging 2018-2019; Division Vice President Rigid Paper Containers, NA 2015-2018; and General Manager of Global Display and Packaging and Packaging Services 2013-2015. Joined Sonoco in 2002.
Adam Wood	51
Vice President, Paper & Industrial Converted Products, Europe, Middle East, Australia and New Zealand since 2019. Previously Vice President, Paper & Industrial Converted Products, EMEA, Asia, Australia and New Zealand 2015-2019; Vice President, Global Tubes & Cores February 2015-December 2015; Vice President, Industrial Europe 2014-2015; Division Vice President and General Manager, Industrial Europe 2011-2014. Joined Sonoco in 2003.

6 FORM 10-K SONOCO 2019 ANNUAL REPORT

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
Although our business is diversified across various markets and customers, because of the nature of our products and services, general economic downturns in the United States and globally can adversely affect our business operations and financial results. Current global economic challenges, including the difficulties of the United States and other countries in dealing with their rising debt levels, and currency fluctuations are likely to continue to put pressure on the economy, and on us. In response to the last global economic recession, extraordinary monetary policy actions of the U.S. Federal Reserve and other central banking institutions, including the utilization of quantitative easing, were taken to create and maintain a low interest rate environment. The Federal Reserve began slowly raising its benchmark interest rates over the past few years in response to an improving economy and reduced unemployment, and indications in 2018 were that further increases might be expected in 2019. However, in 2019, the Federal Reserve lowered the rate three times, as concerns grew about a potential global slowdown in the face of unresolved trade negotiations between the United States and China, which dampened business investment and slowed the manufacturing sector. If the U.S. economy remains strong and international trade negotiations are successfully resolved, the Federal Reserve may begin to raise its benchmark rate again. Such an increase may, among other things, reduce the availability and/or increase the costs of obtaining new variable rate debt and refinancing existing indebtedness, and negatively impact our financial condition and results of operations. Additionally, such an increase in rates would put additional pressure on consumers and the economy in general. As evidenced in recent years, tightening of credit availability and/or financial difficulties, leading to declines in consumer and business confidence and spending, affect us, our customers, suppliers and distributors. When such conditions exist, customers may delay, decrease or cancel purchases from us, and may also delay payment or fail to pay us altogether. Suppliers may have difficulty filling our orders and distributors may have difficulty getting our products to market, which may affect our ability to meet customer demands, and result in loss of business. Weakened global economic conditions may also result in unfavorable changes in our product price/mix and lower profit margins. All of these factors may have a material adverse effect on us.
The ongoing coronavirus outbreak emanating from China at the beginning of 2020 has impacted various Chinese and multi-national businesses, including travel restrictions and the extended shutdown of certain businesses in the region. Annual sales of our China operations totaled approximately $130 million in 2019. To date, our eight manufacturing locations in China have been somewhat negatively impacted by lower customer demand and certain supply chain disruptions. If the coronavirus outbreak situation should worsen, we may experience greater disruptions to both customer demand and supply chains in China and on a worldwide basis. We continue to evaluate the potential operational impacts and closely monitor developments as they are reported and will respond accordingly.
Our international operations subject us to various risks that could adversely affect our business operations and financial results.
We have operations throughout North and South America, Europe, Australia and Asia, with approximately 320 facilities in 36 countries. In 2019, approximately 37% of consolidated sales came from operations and sales outside of the United States, and we expect to continue to expand our international operations in the future. Management of global operations is extremely complex, and operations in foreign countries are subject to local statutory and regulatory requirements, differing legal environments and other additional risks that may not exist, or be as significant, in the United States. These additional risks may adversely affect our business operations and financial results, and include, without limitation:
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
7 FORM 10-K SONOCO 2019 ANNUAL REPORT

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

The United Kingdom's exit from the European Union could adversely affect us.
In 2016, the U.K. voted to leave the European Union (E.U.) (referred to as Brexit), and formally exited the E.U. at the end of January 2020. Brexit could cause disruptions to and create uncertainty surrounding our U.K. businesses, including affecting relationships with existing and future customers, suppliers and employees. The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. The measures could potentially disrupt the markets we serve and the tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Our annual revenue in 2019 for our U.K. businesses alone totaled $120 million. Although Brexit could have broad-reaching effects beyond just in the U.K. itself, we believe our exposure to this uncertainty is limited.

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
Furthermore, export control laws and economic sanctions prohibit the shipment of certain products to embargoed or sanctioned countries, governments and persons. We cannot guarantee that a violation of export control laws or economic sanctions will not occur. A prohibited shipment could have negative consequences, including government investigations, penalties, fines, civil and criminal sanctions and reputational harm. Any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could decrease our ability to export or sell our products internationally. Any limitation on our ability to export or sell our products could materially adversely affect our business.
Changes in U.S. trade policies and regulations, as well as the overall uncertainty surrounding international trade relations, could materially adversely affect our consolidated financial condition and results of operations.
We continue to face uncertainty with respect to trade relations between the U.S. and many of its trading partners. In March 2018, the U.S. announced new tariffs on imported steel and aluminum products. Other international trade actions and initiatives also were announced in 2018 and 2019, notably the imposition by the U.S. of additional tariffs on products of Chinese origin, and China’s imposition of additional tariffs on products of U.S. origin. These tariffs have had, and we expect that they will continue to have, an adverse effect on our costs of products sold and margins in our North America segment.
In December 2019, the United States-Mexico-Canada Agreement (USMCA), which is intended to replace the North American Free Trade Agreement (NAFTA), was signed but has only been ratified by the legislative bodies of the United States and Mexico. There remains uncertainty regarding when the USMCA would be adopted as well as the specific impacts of the final agreement. Further changes in U.S. trade policies may be put into place, including additional import tariffs and tariffs on raw materials imported from Canada and Mexico, if the replacement trade agreement reached by the three countries is not ratified by Canada. Additional tariffs and changes to the U.S. trade policies would likely adversely impact our business. In response to these changes, other countries may change their own trade policies, including the imposition of additional tariffs and quotas, which could also adversely affect our business outside the U.S.
In order to mitigate the impact of these trade-related increases on our costs of products sold, we may increase prices in certain markets and, over the longer term, make changes in our supply chain and, potentially, our U.S. manufacturing strategy. Implementing price increases may cause our customers to find alternative sources for their products. We may be unable successfully to pass on these costs through price increases; adjust our supply chain without incurring significant costs; or locate alternative suppliers for raw materials or finished goods at acceptable costs or in a timely manner. Further, the uncertainty surrounding U.S. trade policy makes it difficult to make long-term strategic decisions regarding the best way to respond to these pressures and could also increase the volatility of currency exchange rates. Our inability to effectively manage the negative impacts of changing U.S. and foreign trade policies could materially adversely impact our consolidated financial condition and results of operations.
Raw materials, energy and other price increases or shortages may impact our results of operations.
As a manufacturer, our sales and profitability are dependent on the availability and cost of raw materials, labor and other inputs. Most of the raw materials we use are purchased from third parties. Principal examples are recovered paper, steel, aluminum and resin. Prices and availability of these raw materials are subject to substantial fluctuations that are beyond our control due to factors such as changing economic conditions, currency and commodity price fluctuations, tariffs, resource availability, transportation costs, weather conditions and natural disasters, political unrest and instability, and other factors impacting supply and demand pressures. Increases in costs can have an adverse effect on our business and financial results. Our performance depends, in part, on our ability to pass on cost increases to our customers by raising selling prices and/or offset the impact by improving productivity. Although many of our long-term contracts and non-contractual pricing arrangements with customers permit limited price adjustments to reflect increased raw material costs, such adjustments may not occur quickly enough, or be sufficient to
8 FORM 10-K SONOCO 2019 ANNUAL REPORT

prevent a materially adverse effect on net income and cash flow. Furthermore, we may not be able to improve productivity or realize sufficient savings from our cost reduction initiatives to offset the impact of increased costs.
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
We may be unable to achieve, or may be delayed in achieving, adequate returns from our efforts to optimize our operations, which could have an adverse impact on our financial condition and operating results.
We continually strive to serve our customers and increase returns to our shareholders through innovation and improved operating performance by investing in productivity improvements, manufacturing efficiencies, manufacturing cost reductions and the rationalization of our manufacturing facilities footprints. However, our operations include complex manufacturing systems as well as intricate scheduling and numerous geographic and logistical complexities, and our business initiatives are subject to significant business, economic and competitive uncertainties and contingencies. We may not meet anticipated implementation timetables or stay within budgeted costs, and we may not fully achieve expected results. These initiatives could also adversely impact customer retention or our operations. Additionally, our business strategies may change from time to time in light of our ability to implement new business initiatives, competitive pressures, economic uncertainties or developments, or other factors. A variety of risks could cause us not to realize some or all of the expected benefits of these initiatives. These risks include, among others, delays in the anticipated timing of activities related to such initiatives, strategies and operating plans; increased difficulty and costs in implementing these efforts; and the incurrence of other unexpected costs associated with operating the business. As a result, there can be no assurance that we will realize these benefits. If, for any reason, the benefits we realize are less than our estimates, or the implementation of these growth initiatives and business strategies adversely affects our operations or costs more or takes longer to effectuate than we expect, or if our assumptions prove inaccurate, our results of operations may be materially adversely affected.
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
9 FORM 10-K SONOCO 2019 ANNUAL REPORT

In connection with acquisitions or divestitures, we may become subject to liabilities and legal claims.
In connection with any acquisitions or divestitures, we have in the past, and may in the future, become subject to liabilities or legal claims, including but not limited to third party liability and other tort claims; claims for breach of contract; employment-related claims; environmental, health and safety liabilities, conditions or damage; permitting, regulatory or other legal compliance issues; or tax liabilities. If we become subject to any of these liabilities or claims, and they are not adequately covered by insurance or an enforceable indemnity or similar agreement from a creditworthy counterparty, we may be responsible for significant out-of-pocket expenditures. Such underinsured liabilities, if they materialize, could have a material adverse effect on our business, financial condition and results of operations.
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
We face intense competition, and failure to compete effectively may have an adverse effect on our operating results.
We sell our products in highly competitive markets. We regularly bid for new and continuing business, and being a responsive, high-quality, low-cost producer is a key component of effective competition. The loss of business from our larger customers, customer changes to alternative forms of packaging, or renewal of business with less favorable terms may have a significant adverse effect on our operating results.

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
Each of our segments has large customers, and the loss of any of these could have a significant adverse effect on the segment’s sales and, depending on the magnitude of the loss, our results of operations and financial condition. Although a majority of our master customer contracts are long-term, they are terminable under certain circumstances, such as our failure to meet quality, pricing, or volume requirements, and the contracts themselves often do not require a specific level of purchasing. There is no assurance that existing customer relationships will be renewed at the same level of production, or at all, at the end of the contract term. Furthermore, although no single customer accounted for more than 10% of our net sales in 2019 or 2018, the loss of any of our major customers, a reduction in their purchasing levels or an adverse change in the terms of supply agreements with these customers could reduce our net sales and net income. Continued consolidation of our customers could exacerbate any such loss. For more information on concentration of sales volume in our reportable segments, see Item1(c), "Dependence on Customers."
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
We are subject to costs and liabilities related to environmental, health and safety, and corporate social responsibility laws and regulations that could adversely affect our operating results.
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
We have incurred in the past, and may incur in the future, fines, penalties and legal costs relating to environmental matters, and costs relating to the damage of natural resources, lost property values and toxic tort claims. We have made expenditures to comply with environmental regulations and expect to make additional expenditures in the future. As of December 31, 2019, approximately $8.7 million was reserved for environmental liabilities. Such reserves are established when it is considered probable that we have some liability. However, because the extent of potential environmental damage, and the extent of our liability for the damage, is usually difficult to assess and may only be ascertained over a long period of time, our actual liability in such cases may end up being substantially higher than the currently reserved amount. Accordingly, additional charges could be incurred that would have a material adverse effect on our operating results and financial position.
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
10 FORM 10-K SONOCO 2019 ANNUAL REPORT

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
Changes in pension plan assets or liabilities may reduce our operating results and shareholders’ equity.
We sponsor various defined benefit plans worldwide, and have an aggregate projected benefit obligation for these plans of approximately $2.0 billion as of December 31, 2019. The difference between defined benefit plan obligations and assets (the funded status of the plans) significantly affects the net periodic benefit costs and the ongoing funding requirements of the plans. Among other factors, changes in discount rates and lower-than-expected investment returns could substantially increase our future plan funding requirements and have a negative impact on our results of operations and cash flows. As of December 31, 2019, these plans hold a total of approximately $1.7 billion in assets consisting primarily of common collective trusts, mutual funds, fixed income securities and alternative investments such as interests in hedge funds, funding a portion of the projected benefit obligations of the plans. If the performance of these assets does not meet our assumptions, or discount rates decline, the underfunding of the plans may increase and we may be required to contribute additional funds to these plans, and our pension expense may increase, which could adversely affect operating results and shareholders’ equity. Beginning in 2019, the Company initiated de-risking measures in its U.S. defined benefit pension plans which at December 31, 2019 comprised approximately 74% and 78% of the aggregate projected benefit obligation and plan asset value, respectively, of the Company's worldwide defined benefit plans, These measures included a voluntary $200 million plan contribution, reallocation of plan assets to primarily fixed income investments, and initiating the process of terminating and annuitizing the Sonoco Pension Plan for Inactive Participants, the larger of the Company's U.S. defined benefit pension plans.
We, or our customers, may not be able to obtain necessary credit or, if so, on reasonable terms.
We have $1.0 billion of fixed-rate debt outstanding. We also operate a $500 million commercial paper program, supported by a $500 million credit facility committed by a syndicate of eight banks until July 2022. If we were prevented from issuing commercial paper, we have the contractual right to draw funds directly on the underlying bank credit facility. We believe that the lenders have the ability to meet their obligations under the facility. However, if these obligations were not met, we may be forced to seek more costly or cumbersome forms of credit. Should such credit be unavailable for an extended time, it would significantly affect our ability to operate our business and execute our plans. In addition, our customers may experience liquidity problems as a result of a negative change in the economic environment, including the ability to obtain credit, that could limit their ability to purchase our products and services or satisfy their existing obligations.
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
11 FORM 10-K SONOCO 2019 ANNUAL REPORT

Certain of our debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenants currently require us to maintain a minimum level of interest coverage, and a minimum level of net worth. Although we were substantially above these minimum levels at December 31, 2019, these restrictive covenants could adversely affect our ability to engage in certain business activities that would otherwise be in our best long-term interests.

Some of our indebtedness is subject to floating interest rates, which would result in our interest expense increasing if interest rates rise.
In 2019, our average variable-rate borrowings were approximately $0.7 billion. Increases in short-term interest rates would directly impact the amount of interest we pay. Fluctuations in interest rates can increase borrowing costs and have a material adverse effect on our business.

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

We rely on our information technology, and its failure or disruption could disrupt our operations and adversely affect our business, financial condition and results of operations.
We rely on the successful and uninterrupted functioning of our information technologies to securely manage operations and various business functions, and we rely on diverse technologies to process, store and report information about our business, and to interact with customers, vendors and employees around the world. As with all large environments, our information technology systems may be susceptible to damage, disruption or shutdown due to natural disaster, hardware of software failure, obsolescence, cyberattack, support infrastructure failure, user errors or malfeasance resulting in malicious or accidental destruction of information or functionality, or other catastrophic event..
From time to time, we have been, and we will likely continue to be, subject to cybersecurity-related incidents. However, to date we have not experienced any material impact on our business or operations from these attacks or events.
Information system damages, disruptions, shutdowns or compromises could result in production downtimes and operational disruptions, transaction errors, loss of customers and business opportunities, legal liability, regulatory fines, penalties or intervention, reputational damage, reimbursement or compensatory payments, and other costs, any of which could have a material adverse effect on our business, financial position and results of operations. Although we attempt to mitigate these risks by employing a number of technical and process-based measures, including employee training, comprehensive monitoring of our networks and systems, and maintenance of backup and protective systems, our systems, networks, products, and services remain potentially vulnerable to cyber threats. Furthermore, the tactics, techniques, and procedures used by malicious actors to obtain unauthorized access to information technology systems and networks change frequently and often are not recognizable until launched against a target. Accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures. It is possible that we may in the future suffer a criminal attack whereby unauthorized parties gain access to our information technology networks and systems, including sensitive, confidential or proprietary data, and we may not be able to identify and respond to such an incident in a timely manner.

A security breach of customer, employee, supplier or company information may have a material adverse effect on our business, financial condition and results of operations.
We maintain and have access to sensitive, confidential, proprietary and personal data and information that is subject to privacy and security laws, regulations and customer controls. This data and information is subject to the risk of intrusion, tampering and theft. Although we develop and maintain systems to prevent such events from occurring, the development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts to protect such sensitive, confidential or personal data or information, our facilities and systems and those of our customers, suppliers and third-party service providers may be vulnerable to security breaches, misplaced or lost data, and programming and/or user errors that could lead to the compromising of sensitive, confidential, proprietary or personal data and information. Similar security threats exist with respect to the IT systems of our lenders, suppliers, consultants, advisors and other third parties with whom we conduct business. Additionally, we provide confidential, proprietary and personal information to third parties when it is necessary to pursue business objectives. While we obtain assurances that these third parties will protect this information and, where appropriate, assess the protections employed by these third parties, there is a risk the confidentiality of data held by third parties may be compromised.
We continue to see increased regulation of data privacy and security and the adoption of more stringent subject matter specific state laws and national laws regulating the collection and use of data, as well as security and data breach obligations – including, for example, the General Data Protection Regulation in the EU, the Cyber Security Law in China, the General Data Protection Law in Brazil and the state of California's Consumer Privacy Act of 2018. It is likely that new laws and regulations will continue to be adopted in the United States and internationally, and
12 FORM 10-K SONOCO 2019 ANNUAL REPORT

existing laws and regulations may be interpreted in new ways that would affect our business. Although we take reasonable efforts to comply with all applicable laws and regulations, the uncertainty and changes in the requirements of multiple jurisdictions may increase the cost of compliance, reduce demand for our services, restrict our ability to offer services in certain locations, and jeopardize business transactions across borders.
As a result of potential cyber threats and existing and new data protection requirements, we have incurred and expect to continue to incur ongoing operating costs as part of our efforts to protect and safeguard our sensitive, confidential, proprietary and personal data and information, and the sensitive, confidential, proprietary and personal data and information of our customers, suppliers and third-party service providers. These efforts also may divert management and employee attention from other business and growth initiatives. Failure to provide adequate privacy protections and maintain compliance with the new data privacy laws could result in interruptions or damage to our operations, legal or reputational risks, create liabilities for us, subject us to sanctions by national data protection regulators and result in significant penalties, and increase our cost of doing business, all of which could have a materially adverse impact on our business, financial condition and results of operations.

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

Changes in U.S. generally accepted accounting principles (U.S. GAAP) and SEC rules and regulations could materially impact our reported results.
U.S. GAAP and SEC accounting and reporting changes are common and have become more frequent and significant in the past several years. These changes could have significant effects on our reported results when compared to prior periods and to other companies, and may even require us to retrospectively revise prior periods from time to time. Additionally, material changes to the presentation of transactions in the consolidated financial statements could impact key ratios that analysts and credit rating agencies use to rate our company, increase our cost of borrowing, and ultimately our ability to access the credit markets in an efficient manner.

Our financial results are based upon estimates and assumptions that may differ from actual results.
In preparing our consolidated financial statements in accordance with U.S. GAAP, we make estimates and assumptions that affect the accounting for and recognition of assets, liabilities, revenues and expenses. These estimates and assumptions must be made due to certain information used in the preparation of our financial statements that is dependent on future events, cannot be calculated with a high degree of precision from data available, or is not capable of being readily calculated based on generally accepted methodologies. We believe that accounting for long-lived assets, pension benefit plans, contingencies and litigation, and income taxes involves the more significant judgments and estimates used in the preparation of our consolidated financial statements. Actual results for all estimates could differ materially from the estimates and assumptions that we use, which could have a material adverse effect on our financial condition and results of operations.

We have a significant amount of goodwill and other intangible assets and a write down would negatively impact our operating results and shareholders' equity.
At December 31, 2019, the carrying value of our goodwill and intangible assets was approximately $1.8 billion. We are required to evaluate our goodwill amounts annually, or more frequently when evidence of potential impairment exists. The impairment test requires us to analyze a number of factors and make estimates that require judgment. As a result of this testing, we have in the past recognized goodwill impairment charges, and we have identified one reporting unit that currently is at risk of a significant future impairment charge if actual results fall short of expectations. Future changes in the cost of capital, expected cash flows, changes in our business strategy, and external market conditions, among other factors, could require us to record an impairment charge for goodwill, which could lead to decreased assets and reduced net income. If a significant write down were required, the charge could have a material adverse effect on our operating results and shareholders' equity.

Full realization of our deferred tax assets may be affected by a number of factors.
We have deferred tax assets, including U.S. and foreign operating loss carryforwards, capital loss carryforwards, employee and retiree benefit items, foreign tax credits, and other accruals not yet deductible for tax purposes. We have established valuation allowances to reduce those deferred tax assets to an amount that we believe is more likely than not to be realized prior to expiration of such deferred tax assets. Our ability to use these deferred tax assets depends in part upon our having future taxable income during the periods in which these temporary differences reverse or our ability to carry back any losses created by the deduction of these temporary differences. We expect to realize these assets over an extended period. However, if we were unable to generate sufficient future taxable income in the U.S. and certain foreign jurisdictions, or if there were a significant change in the time period within which the underlying temporary differences became taxable or deductible, we could be required to increase our valuation allowances against our deferred tax assets, which would increase our effective tax rate which could have a material adverse effect on our reported results of operations.

Our annual effective tax rate and the amount of taxes we pay can change materially as a result of changes in U.S. and foreign tax laws, changes in the mix of our U.S. and foreign earnings, adjustments to our estimates for the potential outcome of any uncertain tax issues, and audits by federal, state and foreign tax authorities.
As a large multinational corporation, we are subject to U.S. federal, state and local, and many foreign tax laws and regulations, all of which are complex and subject to significant change and varying interpretations. Changes in these laws or regulations, or any change in the position of taxing authorities regarding their application, administration or interpretation, could have a material adverse effect on our business, consolidated financial condition or results of our operations.
For example, the U.S. Tax Cuts and Jobs Act (“Jobs Act”), enacted in 2017, significantly changes how the U.S. taxes corporations. The Jobs Act requires complex computations to be performed that were not previously required under U.S. tax law, significant judgments to be made in interpretation of the provisions of the Jobs Act, and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on application or administration of provisions of the Jobs Act and regulations under the act that is different from our interpretations. It is
13 FORM 10-K SONOCO 2019 ANNUAL REPORT

also reasonable to expect that global taxing authorities will be reviewing current legislation for potential modifications in reaction to the implementation of the Jobs Act. Any such additional guidance, along with the potential for additional global tax legislation changes, could have a material adverse impact on our net income and cash flow by impacting significant deductions or income inclusions. In addition, our products, and our customers’ products, are subject to import and excise duties and/or sales or value-added taxes in many jurisdictions in which we operate. Increases in these indirect taxes could affect the affordability of our products and our customers’ products, and, therefore, reduce demand.
Recently, international tax norms governing each country’s jurisdiction to tax cross-border international trade have evolved, and are expected to continue to evolve, due in part to the Base Erosion and Profit Shifting project led by the Organization for Economic Cooperation and Development (“OECD”), an international association of 36 countries including the United States, and supported by the G20. Changes in these laws and regulations, or any change in the position of tax authorities regarding their application, administration or interpretation could adversely affect our financial results. In addition, a number of countries are actively pursuing changes to their tax laws applicable to multinational corporations.
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
As further discussed in Note 14 to our December 31, 2019 financial statements included in Item 8 of this Form 10-K, the IRS has previously notified us that it disagrees with our characterization of a distribution, and subsequent repayment, of an intercompany note in 2012 and 2013. If the IRS were to prevail, we could be required to make an adjustment to income for the affected years and pay a significant amount of additional taxes, which could have a material adverse effect on our results of operations and financial condition.

If we fail to continue to maintain effective internal control over financial reporting at a reasonable assurance level, we may not be able to accurately report our financial results, and may be required to restate previously published financial information, which could have a material adverse effect on our operations, investor confidence in our business and the trading prices of our securities.
Effective internal controls are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. We are required to assess the effectiveness of our internal control over financial reporting annually, as required by Section 404 of the Sarbanes-Oxley Act. We need to maintain our processes and systems and adapt them as our business grows and changes. This continuous process of maintaining and adapting our internal controls and complying with Section 404 is expensive, time-consuming and requires significant management attention. As we grow our businesses and acquire other businesses, our internal controls will become increasingly complex and we may require significantly more resources. The integration of acquired businesses into our internal control over financial reporting has required, and will continue to require, significant time and resources from our management and other personnel and will increase our compliance costs.  Additionally, maintaining effectiveness of our internal control over financial reporting is made more challenging by the fact that we have over 190 subsidiaries and joint ventures in 36 countries around the world. As described in Item 9A of this Form 10-K, management has concluded that our internal controls over financial reporting were effective as of December 31, 2019. There is no assurance that, in the future, material weaknesses will not be identified that would cause management to change its current conclusion as to the effectiveness of our internal controls. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we could be subject to regulatory scrutiny, civil or criminal penalties or litigation. In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our financial condition, and we may be required to restate previously published financial information, which could have a material adverse effect on our operations, investor confidence in our business and the trading prices of our securities.

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

14 FORM 10-K SONOCO 2019 ANNUAL REPORT

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
Although we take measures to minimize the risks of disruption at our facilities, we from time to time encounter an unforeseen material operational disruption in one of our major facilities, which could negatively impact production and our financial results. Such a disruption could occur as a result of any number of events including but not limited to a major equipment failure, labor stoppages, transportation failures affecting the supply and shipment of materials, disruptions at our suppliers, fire, severe weather conditions, natural disasters and disruptions in utility services. These types of disruptions could materially adversely affect our earnings to varying degrees depending upon the facility, the duration of the disruption, our ability to shift business to another facility or find alternative sources of materials or energy. Any losses due to these events may not be covered by our existing insurance policies or may be subject to certain deductibles.
Item 1B. Unresolved staff comments
There are no unresolved written comments from the SEC staff regarding the Company’s periodic or current 1934 Act reports.
Item 2. Properties
The Company’s corporate offices are owned and operated in Hartsville, South Carolina. There are approximately 320 owned and leased facilities used by the Company in 36 countries around the world. The majority of these facilities are located in North America. The most significant foreign geographic region in which the Company operates is Europe, followed by Asia.
The Company believes that its facilities have been well maintained, are generally in good condition and suitable for the conduct of its business. The Company does not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.
Item 3. Legal proceedings
The Company has been named as a potentially responsible party (PRP) at several environmentally contaminated sites not owned by the Company. All of the sites are also the responsibility of other parties. The Company’s liability, if any, is shared with such other parties, but the Company’s share has not been finally determined in most cases. In some cases, the Company has cost-sharing agreements with other PRPs relating to the sharing of legal defense costs and cleanup costs for a particular site. The Company has assumed, for accrual purposes, that the other parties to these cost-sharing agreements will perform as agreed. Final resolution of some of the sites is years away, and actual costs to be incurred for these matters in future periods is likely to vary from current estimates because of the inherent uncertainties in evaluating environmental exposures. Accordingly, the ultimate cost to the Company with respect to such sites, beyond what has been accrued as of December 31, 2019, cannot be determined.
As of December 31, 2019 and 2018, the Company had accrued $8.7 million and $20.1 million, respectively, related to environmental contingencies. The Company periodically reevaluates the assumptions used in determining the appropriate reserves for environmental matters as additional information becomes available and makes appropriate adjustments when warranted.
For further information about legal proceedings, see Note 16 to the Company's Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.
Other legal matters
Additional information regarding legal proceedings is provided in Note 16 to the Consolidated Financial Statements of this Annual Report on Form 10-K.
Item 4. Mine safety disclosures
Not applicable.

15 FORM 10-K SONOCO 2019 ANNUAL REPORT

PART II

Item 5. Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities
The Company’s common stock is traded on the New York Stock Exchange under the stock symbol “SON.” As of December 31, 2019, there were approximately 95,000 shareholder accounts. Information required by Item 201(d) of Regulation S-K can be found in Part III, Item 12 of this Annual Report on Form 10-K.

The Company made the following purchases of its securities during the fourth quarter of 2019:
Issuer purchases of equity securities

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number of Shares that May Yet be Purchased under the Plans or Programs[2]
09/30/19 - 11/03/19	12,589	$58.12	—	2,969,611
11/04/19 - 12/01/19	887	$59.27	—	2,969,611
12/02/19 - 12/31/19	2,067	$61.40	—	2,969,611
Total	15,543	$58.62	—	2,969,611

[1]	A total of 15,543 common shares were repurchased in the fourth quarter of 2019 related to shares withheld to satisfy employee tax withholding obligations in association with the exercise of certain share-based compensation awards. These shares were not repurchased as part of a publicly announced plan or program.
[2]	On February 10, 2016, the Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company's common stock. No shares were repurchased under this authorization during 2019, 2018 or 2017. During 2016, a total of 2,030,389 shares were repurchased at a cost of $100 million. Accordingly, at December 31, 2019, a total of 2,969,611 shares remain available for repurchase under this authorization.
The Company did not make any unregistered sales of its securities during 2019.
16 FORM 10-K SONOCO 2019 ANNUAL REPORT

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

	Years ended December 31
(Dollars and shares in thousands except per share data)	2019	2018	2017	2016	2015
Operating Results
Net sales	$5,374,207	$5,390,938	$5,036,650	$4,782,877	$4,964,369
Cost of sales and operating expenses	4,847,245	4,913,238	4,585,822	4,339,643	4,512,927
Restructuring/Asset impairment charges	59,880	40,071	38,419	42,883	50,637
Gain on disposition of business	—	—	—	(104,292)	—
Non-operating pension costs	24,713	941	45,110	11,809	18,261
Interest expense	66,845	63,147	57,220	54,170	56,973
Interest income	(5,242)	(4,990)	(4,475)	(2,613)	(2,375)
Income before income taxes	380,766	378,531	314,554	441,277	327,946
Provision for income taxes	93,269	75,008	146,589	164,631	87,738
Equity in earnings of affiliates, net of tax	(5,171)	(11,216)	(9,482)	(11,235)	(10,416)
Net income	292,668	314,739	177,447	287,881	250,624
Net (income) attributable to noncontrolling interests	(883)	(1,179)	(2,102)	(1,447)	(488)
Net income attributable to Sonoco	$291,785	$313,560	$175,345	$286,434	$250,136
Per common share
Net income attributable to Sonoco:
Basic	$2.90	$3.12	$1.75	$2.83	$2.46
Diluted	2.88	3.10	1.74	2.81	2.44
Cash dividends	1.70	1.62	1.54	1.46	1.37
Weighted average common shares outstanding:
Basic	100,742	100,539	100,237	101,093	101,482
Diluted	101,176	101,016	100,852	101,782	102,392
Actual common shares outstanding at December 31	100,198	99,829	99,414	99,193	100,944
Financial Position
Net working capital[1]	$116,704	$436,342	$563,666	$546,152	$384,862
Property, plant and equipment, net	1,286,842	1,233,821	1,169,377	1,060,017	1,112,036
Total assets	5,126,289	4,583,465	4,557,721	3,923,203	4,013,685
Long-term debt	1,193,135	1,189,717	1,288,002	1,020,698	1,015,270
Total debt	1,681,369	1,385,162	1,447,329	1,052,743	1,128,367
Total equity	1,815,705	1,772,278	1,730,060	1,554,705	1,532,873
Current ratio	1.1	1.4	1.6	1.7	1.4
Total debt to total capital[2]	48.1%	43.9%	45.6%	40.4%	42.4%

[1]	Calculated as total current assets minus total current liabilities.
2`	Calculated as total debt divided by the sum of total debt and total equity.

17 FORM 10-K SONOCO 2019 ANNUAL REPORT

Item 7. Management’s discussion and analysis of financial condition and results of operations
The following discussion and analysis contains forward-looking statements, including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and resources. Such forward-looking statements should be read in conjunction with our disclosures under "Forward-Looking Statements" and under “Item 1A. Risk Factors” of this Form 10-K.

This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

General overview
Sonoco is a leading manufacturer of consumer, industrial and protective packaging products and provider of packaging services with approximately 320 locations in 36 countries. The Company’s operations are reported in four segments, Consumer Packaging, Display and Packaging, Paper and Industrial Converted Products, and Protective Solutions.
Generally, the Company serves two broad end-use markets, consumer and industrial, which, period to period, can exhibit different economic characteristics from each other. Geographically, in 2019 approximately 63% of sales were generated in the United States, 20% in Europe, 7% in Asia, 4% in Canada and 6% in other regions.
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
Use of Non-GAAP financial measures
To assess and communicate the financial performance of the Company, Sonoco management uses, both internally and externally, certain financial performance measures that are not in conformity with generally accepted accounting principles (“non-GAAP” financial measures). These non-GAAP financial measures reflect the Company’s GAAP operating results adjusted to remove amounts, including the associated tax effects, relating to restructuring initiatives, asset impairment charges, environmental charges, acquisition-related costs, gains or losses from the disposition of businesses, excess property insurance recoveries, non-operating pension costs, certain income tax events and other items, if any, including other income tax-related adjustments and/or events, the exclusion of which management believes improves the period-to-period comparability and analysis of the underlying financial performance of the business. The adjusted non-GAAP results are identified using the term “base,” for example, “base earnings.”
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
Reconciliations of GAAP to base results are presented on pages 21 and 22 in conjunction with management’s discussion and analysis of the Company’s results of operations. Whenever reviewing a non-GAAP financial measure, readers are encouraged to review the related reconciliation to fully understand how it differs from the related GAAP measure. Reconciliations are not provided for non-GAAP measures related to future years due to the likely occurrence of one or more of the following, the timing and magnitude of which management is unable to reliably forecast: possible gains or losses on the sale of businesses or other assets, restructuring costs and restructuring-related asset impairment charges, acquisition-related costs, and the tax effect of these items and/or other income tax-related events. These items could have a significant impact on the Company's future GAAP financial results.
18 FORM 10-K SONOCO 2019 ANNUAL REPORT

2019 overview and 2020 outlook
Management's focus in 2019 was on generating profitable growth, improving margins, driving free cash flow, and portfolio optimization, including both potential acquisitions and divestitures. Management targeted an overall 2019 organic volume increase of approximately 1.0% and a positive price/cost relationship, albeit lower than what was achieved in 2018. As a result, management was expecting a notable increase in net sales, including the full-year impact of 2018 acquisitions, and modest improvements in overall margins for gross profit, base operating profit and base operating profit before depreciation and amortization. However, as the year unfolded, price/cost was flat and global weakness in manufacturing, exacerbated by tariffs and overall trade uncertainty, drove volume down in our Paper and Industrial Converted Products segment, while continued secular declines in certain end markets of our rigid paper container business and a combination of operational performance issues, competitive pressure and spotty demand in our plastics business resulted in lower overall volume in Consumer Packaging. Despite company-wide volume being down 2.5% and flat price/cost, consolidated operating profit and operating margin improved considerably, due to acquisitions, net productivity gains and the effective control of other fixed costs.
Consolidated operating profit increased in 2019 by $29.4 million, or 6.7% despite a small 0.3% decline in total revenue year over year. The benefit to sales from acquisitions and higher selling prices implemented to recover rising costs were offset by negative volume/mix in most of the Company's businesses, the negative impact of foreign exchange on sales and lost sales from the 2018 exit of a single-customer contract for retail packaging fulfillment. Each of the Company's segments contributed to the year-over-year growth in consolidated operating profit with the greatest gain reported by Display and Packaging, followed by Paper and Industrial Converted Products and Protective Solutions. On a company-wide basis, productivity improvements and the added operating profit from acquisitions were partially offset by negative volume / mix. Volume declines, together with production inefficiencies in certain businesses, were the primary drivers of a significant decline in manufacturing productivity, which was more than offset by purchasing and fixed cost productivity.
Despite the increased consolidated operating profit, Net Income Attributable to Sonoco (GAAP earnings) for 2019 decreased $21.8 million, or 6.9%, year over year. This decrease was primarily due to higher current-year non-operating pension and restructuring costs and a prior-year income tax valuation allowance release triggered by certain provisions of the Tax Cuts and Jobs Act ("Tax Act"). Base earnings, which exclude the previously mentioned non-operating pension costs, restructuring costs and income tax valuation allowance release, as well as certain other items of income and expense, improved $16.6 million, or 4.9%, year over year. Base earnings are more fully described within this Item under "Use of Non-GAAP financial measures" and are reconciled within this Item under "Reconciliations of GAAP to Non-GAAP financial measures." Base operating profit as a percent of sales increased to 9.8% from 9.1% in 2018, and base operating profit before depreciation and amortization as a percent of sales improved to 14.2% from 13.5% in 2018.
2019 gross profit was $1,057.8 million, compared with $1,041.0 million in 2018. Gross profit as a percentage of sales improved to 19.7% compared to 19.3% in 2018. GAAP selling, general and administrative expenses declined $32.4 million driven by a gain related to the reversal of an environmental reserve and significant focus across the Company on lowering controllable costs, the benefits of which were partially offset by the addition of expenses from acquisitions.
On December 31, 2019, the Company completed the acquisition of Thermoform Engineered Quality, LLC, and Plastique Holdings, LTD, (together "TEQ") with operations in the United States, the United Kingdom and Poland. The acquisition of TEQ provides a strong platform to further expand Sonoco's growing healthcare packaging business. On August 9, 2019, the Company completed the acquisition of Corenso Holdings America, Inc. ("Corenso"), a leading manufacturer of uncoated recycled paperboard (URB) and high-performance cores used in the paper, packaging films, tape, and specialty industries. Corenso's operations expand the Company's ability to produce a wide variety of sustainable coreboard grades. These transactions are described in greater detail below.
On July 17, 2019, the Company's Board of Directors approved a resolution to terminate the Sonoco Pension Plan for Inactive Participants (the "Inactive Plan") effective September 30, 2019. Upon approval from the Pension Benefit Guaranty Corporation, and following completion of a limited lump-sum offering, the Company is expected to settle all remaining liabilities under the Inactive Plan through the purchases of annuities in late 2020 or early 2021. In anticipation of settling these liabilities, the Company also took measures to de-risk the Inactive Plan's assets moving them to a more conservative mix of primarily fixed income investments. During 2019, the Company recorded total pension and postretirement benefit expenses of approximately $52.7 million, compared with $34.9 million during 2018. The increased expense was primarily due to lower expected returns on plan assets as a result of the de-risking of the Inactive Plan portfolio. The aggregate net unfunded position of the Company’s various defined benefit plans decreased from $369 million at the end of 2018, to $294 million at the end of 2019. This decrease was driven primarily by contributions to its various pension and postretirement plans, including voluntary contributions to the U.S. plans totaling $200 million, partially offset by the effect of lower discount rates.
The effective tax rate on GAAP earnings was 24.5%, compared with 19.8% in 2018, and the effective tax rate on base earnings was 23.9%, compared with 23.7% in 2018. The year-over-year increase in the GAAP tax rate was driven primarily by the 2018 benefit from the release of a valuation allowance on foreign tax credits of $16.1 million. The modest increase in the base effective tax rate was due to a discrete foreign benefit in the 2018 base effective rate, partially offset by additional US tax credits available in 2019.
The Company generated $425.9 million in cash from operations during 2019, compared with $589.9 million in 2018. The primary driver of the lower operating cash flow was the previously mentioned voluntary U.S. pension contribution which had an after-tax cash flow impact of approximately $165 million. Free cash flow for 2019 was $74.3 million, compared with $260.2 million in the prior year, reflecting the decrease in cash flow from operations discussed above as well as an increase in net capital expenditures and cash dividends in the current year. Free cash flow is a non-GAAP financial measure which may not represent the amount of cash flow available for general discretionary use because it excludes non-discretionary expenditures, such as mandatory debt repayments and required settlements of recorded and/or contingent liabilities not reflected in cash flow from operations. (Free cash flow is defined as cash flow from operations minus net capital expenditures and cash dividends. Net capital expenditures are defined as capital expenditures minus proceeds from, and/or plus costs incurred in, the disposition of capital assets.) Cash flow from operations is expected to be approximately $635 million in 2020 and free cash flow is expected to be approximately $260 million.
Outlook
Profitable growth, margin expansion, improving free cash flow and sustainability will continue to be primary focus areas for the Company in 2020. Key to achieving management's objectives for the year will be further development of the Company's previously implemented commercial and operational excellence initiatives aimed at improving margins by more fully realizing the value of our products and services, reducing our unit costs and better leveraging our fixed support costs. Management is targeting an overall organic volume increase in 2020 of approximately 1.0% driven by new chilled and prepared food volume, improved perimeter of the store performance, new sustainable products, and stabilization of demand in our industrial products markets. In addition, the Company will continue to look for strategic and opportunistic acquisition candidates as well as opportunities to optimize our overall business portfolio.
The Company has projected that company-wide price/cost will be negative in 2020 as continued weakness in key raw material prices are likely to make full recovery of any overall cost increases more challenging. Manufacturing and other productivity gains are expected to offset a significant portion of projected increases in labor and other costs; however, not realizing the targeted organic volume gains would make fully
19 FORM 10-K SONOCO 2019 ANNUAL REPORT

achieving management's productivity objectives more difficult. Operating results in 2020 will include a full year of revenue and operating profit from the Corenso and TEQ acquisitions.
The Company projects the operating component of pension and post-retirement benefits expense will be approximately $1 million higher year over year, while the non-operating component, excluding settlement charges, is projected to be $3 million lower. The net anticipated decrease of $2 million is primarily due to lower interest expense due to a decline in discount rates, partially offset by lower expected returns on plan assets due to de-risking actions taken to move the Inactive Plan's assets to a more conservative mix of primarily fixed income investments. Non-cash settlement charges totaling approximately $600 million are expected to be recognized beginning in 2020 as the liabilities of the Inactive Plan, terminated in 2019, are settled through lump-sum payouts and annuity purchases. The Company anticipates making additional contributions to the Inactive Plan of approximately $150 million in late 2020 or early 2021 in order to be fully funded on a termination basis at the time of the annuity purchase. Contributions to all other defined benefit plans in 2020 are expected to total approximately $25 million.
Absent additional borrowings for acquisitions or significant changes in interest rates, net interest expense is expected to be relatively flat year over year. The consolidated effective tax rate on base earnings is expected to be between 25.0% and 26.0% in 2020 compared with 23.9% in 2019. The anticipated year-over-year increase is due to discrete items that benefited the 2019 rate that are not expected to reoccur in 2020.
In consideration of the above factors, management is projecting that reported 2020 net sales will increase approximately 3% and overall margins for gross profit and base operating profit will improve approximately 0.3% and 0.1%, respectively, over 2019 levels.
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
Acquisitions
The Company completed two acquisitions during 2019 at a cost of $297.9 million, net of cash acquired. On December 31, 2019, the Company completed the acquisition of Thermoform Engineered Quality, LLC, and Plastique Holdings, LTD, (together "TEQ") for $187.3 million, net of cash acquired. Final consideration is subject to a post-closing adjustment for the change in working capital to the date of closing. This adjustment is expected to be made by the end of the first quarter of 2020.The operations acquired consist of three thermoforming and extrusion facilities in the United States along with a thermoforming operation in the United Kingdom and thermoforming and molded-fiber manufacturing in Poland, which together employ approximately 500 associates. The acquisition of TEQ provides a strong platform to further expand Sonoco's growing healthcare packaging business. The operations of TEQ will be reported in the Company's Consumer Packaging segment. On August 9, 2019, the Company completed the acquisition of Corenso Holdings America, Inc. ("Corenso") for $110.6 million, net of cash acquired. Final consideration was subject to a post-closing adjustment for the change in working capital to the date of closing. This adjustment was settled in November 2019 and required an additional cash payment of approximately $0.1 million. Corenso is a leading manufacturer of uncoated recycled paperboard (URB) and high-performance cores used in the paper, packaging films, tape, and specialty industries. Corenso operates a 108,000-ton per year URB mill and core converting facility in Wisconsin Rapids, Wisconsin, as well as a core converting facility in Richmond, Virginia, expanding the Company's ability to produce a wide variety of sustainable coreboard grades. To finance the acquisitions, the Company used short-term credit facilities, and available cash. The operations of Corenso are reported in the Company's Paper and Industrial Converted Products segment.
The Company completed three acquisitions during 2018 at a cost of $278.8 million, net of cash acquired. On October 1, 2018, the Company completed the acquisition of the remaining 70 percent interest in Conitex Sonoco (BVI), Ltd. ("Conitex Sonoco") from Texpack Investments, Inc. ("Texpack") for total consideration of $134.8 million, including net cash payments of $127.8 million and debt assumed of $7.1 million. Final consideration was subject to a post-closing adjustment for the change in working capital to the date of closing. This adjustment was settled in February 2019 and required an additional cash payment of approximately $0.1 million. The operations of Conitex Sonoco are reported in the Company's Paper and Industrial Converted Products segment. The Conitex Sonoco joint venture was formed in 1998 with Texpack, a Spanish-based global provider of paperboard and paper-based packaging products. Conitex Sonoco produces uncoated recycled paperboard and tubes and cones for the global spun yarn industry, as well as adhesives, flexible intermediate bulk containers and corrugated pallets. Conitex Sonoco has approximately 1,250 employees across 13 manufacturing locations in 10 countries, including four paper mills and seven cone and tube converting operations and two other production facilities. Also on October 1, 2018, the Company acquired from Texpack Group Holdings B.V. a rigid paper facility in Spain ("Compositub") for $10.0 million in cash. Final consideration was subject to a post-closing adjustment for the change in working capital to the date of closing. This adjustment was settled in February 2019 for an additional cash payment to the seller of $0.4 million. The operations of Compositub are reported in the Company's Consumer Packaging segment. Both the Conitex Sonoco and Compositub acquisitions were funded with existing cash on hand. On April 12, 2018, the Company completed the acquisition of Highland Packaging Solutions ("Highland"). Total consideration for this acquisition was $148.5 million, including net cash paid at closing of $141.0, along with a contingent purchase liability of $7.5 million. The contingent purchase liability is based upon a sales metric which the Company expected to meet in full at the time of the acquisition. The first year's metric was met and $5.0 million was paid in the second quarter of 2019. The second installment of $2.5 million is expected to be paid during the second quarter of 2020. The liability for the remaining installment is included in "Accrued expenses and other" on the Company's Consolidated Balance Sheets at December 31, 2019. Highland manufactures thermoformed plastic packaging for fresh produce and dairy products from a single production facility in Plant City, Florida, providing total packaging solutions for customers that include sophisticated engineered containers, flexographic printed labels, and inventory management through distribution warehouses in the Southeast and West Coast of the United States. The Company financed the acquisition with proceeds from a $100.0 million term loan, along with proceeds from existing credit facilities, which was repaid in full before the end of 2018. The operations of Highland are reported in the Company's Consumer Packaging segment.
See Note 3 to the Consolidated Financial Statements for further information about acquisition activities.

20 FORM 10-K SONOCO 2019 ANNUAL REPORT

Restructuring and asset impairment charges
Due to its geographic footprint (approximately 320 locations in 36 countries) and the cost-competitive nature of its businesses, the Company is constantly seeking the most cost-effective means and structure to serve its customers and to respond to fundamental changes in its markets. As such, restructuring costs have been and are expected to be a recurring component of the Company’s operating costs. The amount of these costs can vary significantly from year to year depending upon the scope and location of the restructuring activities.
The following table recaps the impact of restructuring and asset impairment charges on the Company’s net income for the periods presented (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Restructuring and restructuring-related asset impairment charges	$44,819	$40,071	$19,834
Other asset impairments	15,061	—	18,585
Restructuring/Asset impairment charges	$59,880	$40,071	$38,419
During 2019, the Company announced the elimination of a forming film production line at a flexible packaging facility in Illinois and initiated the closure of a composite can and injection molding facility in Germany, a composite can plant in Malaysia, a molded plastics plant in the United States (all part of the Consumer Packaging segment), and three tube and core plants - one in the United Kingdom, one in Norway, and one in Estonia (all part of the Paper and Industrial Converted Products segment). Restructuring actions in the Protective Solutions segment included charges associated with the exit of a protective packaging facility in Texas. In addition the Company continued to realign its cost structure, resulting in the elimination of approximately 223 positions.
During 2018, the Company initiated the closures of a flexible packaging plant in North Carolina, a global brand management facility in Canada, a thermoformed packaging plant in California (all part of the Consumer Packaging segment), five tube and core plants - one in Alabama, one in Canada, one in Indonesia, one in Russia, and one in Norway (all part of the Paper and Industrial Converted Products segment), and a protective packaging plant in North Carolina (part of the Protective Solutions segment). Restructuring actions in the Display and Packaging segment included charges associated with exiting a single-customer contract at a packaging center in Atlanta, Georgia. In addition, the Company continued to realign its cost structure, resulting in the elimination of approximately 120 positions.
The Company expects to recognize future additional costs totaling approximately $2.8 million in connection with previously announced restructuring actions. The Company believes that the majority of these charges will be incurred and paid by the end of 2020. The Company regularly evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions are likely to be undertaken. Restructuring and asset impairment charges are subject to significant fluctuations from period to period due to the varying levels of restructuring activity and the inherent imprecision in the estimates used to recognize the impairment of assets and the wide variety of costs and taxes associated with severance and termination benefits in the countries in which the Company operates.
See Note 4 to the Consolidated Financial Statements for further information about restructuring activities and asset impairment charges.
Reconciliations of GAAP to non-GAAP financial measures
The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures for each of the years presented:

	For the year ended December 31, 2019
Dollars and shares in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Acquisition Related Costs	Other Adjustments(1)	Base
Operating profit	$467,082	$59,880	$8,429	$(9,999)	$525,392
Non-operating pension costs	24,713	—	—	(24,713)	—
Interest expense, net	61,603	—	—	—	61,603
Income before income taxes	$380,766	$59,880	$8,429	$14,714	$463,789
Provision for income taxes	93,269	15,520	1,147	994	110,930
Income before equity in earnings of affiliates	$287,497	$44,360	$7,282	$13,720	$352,859
Equity in earnings of affiliates, net of tax	5,171	—	—	—	5,171
Net income	$292,668	$44,360	$7,282	$13,720	$358,030
Less: Net (income) attributable to noncontrolling interests, net of tax	(883)	51	—	—	(832)
Net income attributable to Sonoco	$291,785	$44,411	$7,282	$13,720	$357,198
Per diluted common share	$2.88	$0.44	$0.07	$0.14	$3.53
(1) Consists of a favorable change in estimate of an environmental reserve totaling $10,000, non-operating pension costs, and other non-base tax adjustments totaling a net benefit of approximately $3,059.

21 FORM 10-K SONOCO 2019 ANNUAL REPORT

	For the year ended December 31, 2018
Dollars and shares in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Acquisition Related Costs	Other Adjustments(2)	Base
Operating profit	$437,629	$40,071	$14,446	$(326)	$491,820
Non-operating pension costs	941	—	—	(941)	—
Interest expense, net	58,157	—	—	—	58,157
Income before income taxes	$378,531	$40,071	$14,446	$615	$433,663
Provision for income taxes	75,008	10,038	115	17,723	102,884
Income before equity in earnings of affiliates	$303,523	$30,033	$14,331	$(17,108)	$330,779
Equity in earnings of affiliates, net of tax	11,216	—	—	—	11,216
Net income	$314,739	$30,033	$14,331	$(17,108)	$341,995
Less: Net (income) attributable to noncontrolling interests, net of tax	(1,179)	(191)	—	—	(1,370)
Net income attributable to Sonoco	$313,560	$29,842	$14,331	$(17,108)	$340,625
Per diluted common share	$3.10	$0.30	$0.14	$(0.17)	$3.37
(2) Primarily the release of a valuation allowance and other non-base tax adjustments totaling a net benefit of approximately $17,434.

	For the year ended December 31, 2017
Dollars and shares in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Acquisition Related Costs	Other Adjustments(3)	Base
Operating profit	$412,409	$38,419	$13,790	$(2,279)	$462,339
Non-operating pension costs	45,110	—	—	(45,110)	—
Interest expense, net	52,745	—	—	—	52,745
Income before income taxes	$314,554	$38,419	$13,790	$42,831	$409,594
Provision for income taxes	146,589	13,064	3,841	(40,123)	123,371
Income before equity in earnings of affiliates	$167,965	$25,355	$9,949	$82,954	$286,223
Equity in earnings of affiliates, net of tax	9,482	—	—	581	10,063
Net income	$177,447	$25,355	$9,949	$83,535	$296,286
Less: Net (income)/loss attributable to noncontrolling interests, net of tax	(2,102)	(71)	—	—	(2,173)
Net income attributable to Sonoco	$175,345	$25,284	$9,949	$83,535	$294,113
Per diluted common share	$1.74	$0.25	$0.10	$0.83	$2.92
(3) Consists of the following: pension settlement charges of $32,761 ($20,241 after tax), partially offset by insurance settlement gains; tax charges of approximately $76,933 related to a one-time transition tax on certain accumulated foreign earnings offset by approximately $25,668 related to an increase in net deferred tax assets, both of which are related to implementation of the U.S. Tax Cuts and Jobs Act; and other net tax charges totaling $492.

Results of operations – 2019 versus 2018
Net income attributable to Sonoco (GAAP earnings) was $291.8 million ($2.88 per diluted share) in 2019, compared with $313.6 million ($3.10 per diluted share) in 2018.
Net income in 2019 reflects net after-tax charges totaling $65.4 million, related to restructuring and asset impairment charges, acquisition costs and non-operating pension costs, partially offset by the favorable change in estimate of an environmental reserve. Net income in 2018 was negatively impacted by net after-tax charges totaling $27.1 million, consisting of restructuring/asset impairment charges and acquisition-related expenses, partially offset by beneficial tax adjustments related to the Tax Act.
Base earnings in 2019 were $357.2 million ($3.53 per diluted share), compared with $340.6 million ($3.37 per diluted share) in 2018.
Both GAAP and base earnings in 2019 benefited from operating profit from current and prior-year acquired businesses, as well as total productivity gains and lower management incentives. These year-over-year favorable factors were partially offset by volume/mix declines as well as a higher current-year effective tax rate. The effective tax rate change had more impact on GAAP earnings. Additionally, GAAP earnings were unfavorably impacted by a $19.8 million increase in restructuring activity in 2019 as well as a $23.8 million increase in non-operating pension costs. Changes in foreign currency translation had little effect on earnings year over year.
The effective tax rate on GAAP earnings was 24.5% in 2019, compared with 19.8% in 2018, and the effective tax rate on base earnings was 23.9%, compared with 23.7% in 2018. The year-over-year increase in the GAAP tax rate was driven primarily by the 2018 benefit from the release of a valuation allowance on foreign tax credits of $16.1 million. The modest increase in the base effective tax rate was due to a discrete foreign benefit in the 2018 base effective rate, partially offset by additional US tax credits available in 2019.

22 FORM 10-K SONOCO 2019 ANNUAL REPORT

Consolidated net sales for 2019 were $5.4 billion, a $17 million, or 0.3%, decrease from 2018. The components of the sales change were:

($ in millions)
Volume/mix	$(133)
Selling price	15
Acquisitions and divestitures, net	251
Foreign currency translation and other, net	(149)
Total sales decrease	$(17)
In September 2018, the Company exited a single-customer contract for retail packaging fulfillment ("Atlanta Packaging Contract") at a packaging center in Atlanta, Georgia ("Atlanta Packaging Center"). The negative impact on comparable year-over-year net sales was approximately $67 million. Due to the relatively low margins in this business, the impact of the lost revenue is included above in "Foreign currency translation and other, net."
Sales volume/mix was down approximately 2.5% driven by decreases in each segment except for Display and Packaging. Higher selling prices year-over-year were implemented to recover rising material prices, mostly resins. This led to year-over-year increases in all of the Company's segments, except for the Paper and Industrial Converted Products segment where market prices for the segment's primary raw material, old corrugated containers ("OCC"), continued to decline in 2019 from 2018. The Company's 2019 acquisitions added $251 million to comparable year-over-year sales. Finally, foreign exchange rate changes decreased year-over-year sales approximately $90 million as almost all of the foreign currencies in which the Company conducts business weakened slightly in relation to the U.S. Dollar.
Total domestic sales were $3.4 billion, down 2.3% from 2018 levels. The main driver of the domestic decrease was the exit from the Atlanta Packaging Contract. International sales were $2.0 billion, up 3.4% from 2018 with the increase driven by growth in the Company's international rigid paper containers and industrial businesses.
Costs and expenses/margins
Despite the impact of acquisitions, cost of sales decreased $33.6 million in 2019, or 0.8%, from the prior year. This decrease was driven by lower volumes as well as foreign exchange rate changes and procurement productivity. Gross profit margins increased to 19.7% in 2019 from 19.3% in the prior year driven by the previously mentioned procurement productivity and the timing and direction of material cost movements.
Selling, general and administrative expenses decreased $32.4 million, or 5.8%, and were 9.9% of sales compared to 10.4% of sales in 2018. The current year decrease in selling, general and administrative expenses is largely attributable to management's concerted efforts to control costs throughout the year as well as lower management incentives. Additionally, acquisition-related costs decreased $6.0 million from last year to $8.4 million. These decreases in selling, general, and administrative expenses were partially offset by the added expenses of acquired businesses.
GAAP operating profit was 8.7% of sales in 2019 compared to 8.1% in 2018. Base operating profit increased to 9.8% of sales in 2019 compared to 9.1% in 2018. GAAP and base operating profit increased $29.5 million and $33.6 million, respectively. The increased GAAP and base operating margins were driven by the previously mentioned factors positively affecting gross profit as well as the reduction of selling general and administrative costs.
Restructuring and restructuring-related asset impairment charges totaled $59.9 million and $40.1 million in 2019 and 2018, respectively. Additional information regarding restructuring actions and impairments is provided in Note 4 to the Company’s Consolidated Financial Statements.
Non-operating pension costs increased $23.8 million in 2019 to a total of $24.7 million, compared with $0.9 million in 2018. The higher year-over-year expense is primarily due to lower expected returns on plan assets as a result of de-risking actions taken in 2019 on the U.S. pension plans in which assets were reallocated to a more conservative mix of primarily fixed income investments. Service cost, a component of net periodic benefit plan expense, is reflected in the Company's Consolidated Statements of Income with approximately 75% in cost of sales and 25% in selling, general and administrative expenses. See Note 13 to the Consolidated Financial Statements for further information on employee benefit plans.
Net interest expense totaled $61.6 million for the year ended December 31, 2019, compared with $58.2 million in 2018. The increase was primarily due to the impact of higher borrowings, partially offset by lower interest rates.
Reportable segments
The Company reports its financial results in four reportable segments – Consumer Packaging, Display and Packaging, Paper and Industrial Converted Products, and Protective Solutions.
Consolidated operating profits, reported as “Operating Profit” on the Consolidated Statements of Income, are comprised of the following:

($ in millions)	2019	2018	% Change
Segment operating profit
Consumer Packaging	$228.4	$224.5	1.7%
Display and Packaging	27.7	13.3	108.3%
Paper and Industrial Converted Products	219.1	211.1	3.8%
Protective Solutions	50.2	42.9	17.0%
Restructuring/Asset impairment charges	(59.9)	(40.1)	49.4%
Acquisition-related costs	(8.4)	(14.5)	(42.1)%
Other non-operational (charges)/income, net	10.0	0.4	2,400.0%
Consolidated operating profit*	$467.1	$437.6	6.7%
*Due to rounding, amounts above may not sum to the totals presented
Segment results viewed by Company management to evaluate segment performance do not include restructuring charges, asset impairment charges, acquisition-related charges, gains or losses from the sale of businesses, pension settlement charges, specifically identified tax adjustments, and certain other items, if any, the exclusion of which the Company believes improves comparability and analysis. Accordingly, the term “segment operating profit” is defined as the segment’s portion of “Operating profit” excluding those items. General corporate expenses, with the exception of restructuring charges, asset impairment charges, acquisition-related charges, net interest expense and income taxes, have been allocated as operating costs to each of the Company’s reportable segments.
23 FORM 10-K SONOCO 2019 ANNUAL REPORT

See Note 18 to the Company’s Consolidated Financial Statements for more information on reportable segments.
Consumer Packaging

($ in millions)	2019	2018	% Change
Trade sales	$2,333.4	$2,360.0	(1.1)%
Segment operating profits	228.4	224.5	1.7%
Depreciation, depletion and amortization	111.9	116.8	(4.2)%
Capital spending	64.6	66.7	(3.1)%
Sales decreased year over year due to volume declines in Rigid Paper Containers North America, Global Plastics, and Flexibles. These declines were mostly offset by sales from the full-year impact of the April 12, 2018 acquisition of Highland Packaging and the October 1, 2018 acquisition of Compositub. Higher selling prices in most of the segment's businesses, driven largely by raw material price increases, also served to offset the volume declines. Foreign currency translation decreased sales by approximately $32 million year over year due to a stronger U.S. dollar. Domestic sales were approximately $1,659 million, down 1.0%, or $17 million, from 2018, while international sales were approximately $674 million, down 1.4%, or $10 million, from 2018.
Segment operating profits increased by $3.9 million year over year and operating profit margins of 9.8% were up 28 basis points from 2018. The increases in segment operating profits and operating profit margins were largely driven by total productivity and a positive price cost relationship. Additionally, operating profits from the full-year impact of businesses acquired in 2018 also increased operating profit from last year. These positive factors were partially offset by volume declines and isolated manufacturing inefficiencies in Global Plastics. In response, the Company is investing in new machinery and tooling to improve performance from operations serving the perimeter of the store and is optimistic that it will improve manufacturing performance and better leverage the fixed cost profile of these operations in 2020.
Capital spending in the segment included numerous productivity projects and expansion of manufacturing capabilities in North America (primarily flexible packaging and plastics) and in Europe (primarily rigid paper containers).
Display and Packaging

($ in millions)	2019	2018	% Change
Trade sales	$554.1	$592.3	(6.4)%
Segment operating profits	27.7	13.3	108.3%
Depreciation, depletion and amortization	14.9	18.0	(17.2)%
Capital spending	5.1	19.8	(74.2)%
Domestic trade sales in the segment decreased $44 million, or 15.0%, to $247 million, while international trade sales increased $5 million, or 1.8%, to $307 million. The decrease in domestic trade sales resulted from last year's exit of the Atlanta Packaging Contract, offset by higher volume in retail security packaging. The increase in international sales reflects increases in activity at the Company's packaging center in Poland, partially offset by a negative impact of approximately $19 million from foreign currency translation as a result of a weaker Polish zloty relative to the U.S. dollar year over year. The increase in segment operating profit was largely due to increased volumes both domestically and internationally. Additionally, 2018 operating profits were depressed due to losses related to exiting the Atlanta Packaging Contract in the third quarter of 2019 as a result of the Company's determination that it could not achieve acceptable margins under the contract.
Capital spending in the segment declined year over year as last year's spending related to the Atlanta Packaging Center and Contract did not repeat in 2019. Capital spending in 2019 was mostly related to customer development and productivity related projects.
Paper and Industrial Converted Products

($ in millions)	2019	2018	% Change
Trade sales	$1,974.7	$1,911.0	3.3%
Segment operating profits	219.1	211.1	3.8%
Depreciation, depletion and amortization	85.6	74.4	15.1%
Capital spending	112.3	91.4	22.9%
The main driver of the year-over-year increase in sales was the full-year impact of the October 1, 2018 acquisition of the remaining 70 percent interest in the Conitex Sonoco joint venture. Conitex Sonoco's sales for the first nine months of 2019 were approximately $180 million. Additionally, the acquisition of Corenso in August 2019 added approximately $30 million to trade sales. These increases were offset by volume declines in many of our tubes and cores businesses as well as an overall decline in sales prices as market prices for OCC on the whole were down from the previous year. Total domestic sales in the segment decreased $13 million, or 1.2%, to $1,095 million while international sales increased $77 million, or 9.6%, to $880 million.
Segment operating profit increased year over year, driven by the previously mentioned acquisitions and total productivity gains, which were offset by volume declines and a negative price/cost relationship.
Conditions deteriorated for the corrugating medium operation in 2019. While the business remained profitable, a negative price/cost relationship and volume declines eroded the business's profits year over year. The Company continues to evaluate strategic alternatives for this operation.
Significant capital spending in the segment included the modification of several paper machines in North America, numerous productivity projects, and IT investments.
24 FORM 10-K SONOCO 2019 ANNUAL REPORT

Protective Solutions

($ in millions)	2019	2018	% Change
Trade sales	$512.0	$527.7	(3.0)%
Segment operating profits	50.2	42.9	17.0%
Depreciation, depletion and amortization	26.7	27.0	(1.1)%
Capital spending	6.9	5.9	16.9%
Sales declined slightly year over year, impacted mostly by volume declines in automotive components, consumer electronics and appliances, partially offset by volume gains in temperature-assured packaging.
Segment operating profit increased year over year due to total productivity slightly offset by a negative price/cost relationship.
Domestic sales were $407 million in 2019 down $8 million, or 1.9%, from 2018, while international sales were approximately $105 million, down $8 million, or 6.9% from 2018.
Capital spending in the segment included numerous productivity initiatives as well as customer-related projects in our expanded foam protective packaging and temperature-assured packaging businesses.
Financial position, liquidity and capital resources
Cash flow
Operating activities
Cash flow from operations totaled $425.9 million in 2019 and $589.9 million in 2018. This $164.0 million decrease was mostly driven by the $165 million after-tax cash impact of the voluntary U.S. pension contributions made in 2019. These voluntary pension contributions totaled $200 million. The cash flow impact from lower GAAP net income was essentially offset by higher non-cash operating expenses and improved working capital management. Working capital provided $36.9 million in 2019 compared to providing $27.7 million in 2018; this $9.2 million additional cash provision was largely driven by changes in accounts receivable. Accounts receivable, net of acquisitions, declined in 2019 due to a concerted effort by management regarding collection efficiencies as well as other process improvements. While accounts receivable and inventory both provided more cash in 2019 than in 2018, this was partially offset by accounts payable's increased consumption of cash which was partially the result of lower raw material prices at the end of 2019 which amplified the decline in the year-end balance of accounts payable outstanding.
Non-cash asset impairment charges were $19.2 million higher year over year, due largely to the fourth quarter 2019 impairment of assets related to certain plastics, flexibles, and temperature-assured packaging operations. The net benefit from changes in deferred income tax and income tax payable balances was $39.2 million higher in 2019 compared with the previous year. The year-over-year increase is largely attributable to the $35 million cash tax benefit that resulted from the $200 million pre-tax pension contribution mentioned above. Non-cash share-based compensation expenses were $3.6 million higher year over year as expenses recognized in association with our performance-based awards increased, reflecting assumptions about actual performance against targeted performance metrics over the vesting period of the awards. Net losses on disposition of assets totaled $0.7 million in 2019 compared with $8.6 million in 2018, a year-over-year change of $7.9 million, driven by the loss on exiting and disposing of the Atlanta Packaging Center. The Company's 2018 acquisition of Conitex resulted in the recognition of a loss of $4.8 million as the implied fair value of the previously held minority interest was less than its book value. Changes in accrued expenses reflect a $7.5 million provision of cash in 2019 compared with a $19.2 million provision of cash in 2018. The lower provision in 2019 is primarily due to lower year-over-year management incentives and other accrued expenses. Changes in other assets and liabilities used $7.3 million more cash in 2019 compared to 2018. This year-over-year increased consumption is largely attributable to the collection of various other receivables in 2018 that were outstanding at the end of 2017. Similar levels of miscellaneous receivable items were not outstanding at the end of 2018. Cash paid for income taxes was $20.9 million lower year over year, which was due primarily to the tax benefit of the $138 million pension plan contribution recognized in 2019.
Investing activities
Cash used by investing activities was $479.1 million in 2019, compared with $444.1 million in 2018. The higher use of cash in 2019 is due in part to increased year-over-year acquisition spending. The Company's acquisitions consumed $298.4 million of cash in 2019 compared with $277.2 million in 2018. In addition, proceeds from the sale of assets were lower year over year. The Company received proceeds from the sale of assets totaling $14.6 million in 2019 compared with $24.3 million in the prior year. The 2018 proceeds included $17.2 million from the September 2018 sale of equipment relating to the Atlanta Packaging Center, less a contract termination fee on the Atlanta Packaging Contract. Capital spending was slightly higher year over year, totaling $195.9 million in 2019, compared with $192.6 million in 2018, an increase of $3.4 million. Capital spending is expected to total approximately $195.0 million in 2020.
Financing activities
Net cash provided by financing activities increased $350.9 million year over year as financing activities provided $77.2 million of cash in 2019, compared with a use of cash totaling $273.7 million in 2018. The year-over-year change was driven primarily by higher net borrowings in 2019 compared to 2018, including proceeds from a new $200 million term loan used to fund voluntary contributions to the U.S. defined benefit pension plans and borrowings to fund acquisitions. Although the cost of acquisitions was up only slightly year over year, a greater portion of 2019 activity was funded by debt. Outstanding debt was $1,681.4 million at December 31, 2019, compared with $1,385.2 million at December 31, 2018. Cash dividends increased 5.5% to $170.3 million in 2019 compared to $161.4 million in 2018, reflecting a $0.02 per share increase in the quarterly dividend payment approved by the Board of Directors in April 2019.
25 FORM 10-K SONOCO 2019 ANNUAL REPORT

Contractual obligations
The following table summarizes contractual obligations at December 31, 2019:

	Payments Due In
($ in millions)	Total	2020	2021-2022	2023-2024	Beyond 2024	Uncertain
Debt obligations	$1,681.4	$488.2	$575.5	$10.3	$607.3	$—
Interest payments[1]	775.4	46.4	79.2	69.0	580.8	—
Operating leases	389.3	55.7	92.9	73.3	167.5	—
Transition tax under Tax Act[2]	46.3	—	—	26.2	20.1	—
Income tax contingencies[3]	13.0	—	—	—	—	13.0
Purchase obligations[4]	99.4	39.7	44.1	12.6	3.0	—
Total contractual obligations[5]	$3,004.8	$630.0	$791.7	$191.4	$1,378.7	$13.0

[1]	Includes interest payments on outstanding fixed-rate, long-term debt obligations, as well as financing fees on the backstop line of credit.
[2]	The Company recognized a transition tax of $80.6 million on certain accumulated foreign earnings in order to comply with the Tax Act. The liability for this tax is payable in installments through 2025.
[3]	Due to the nature of this obligation, the Company is unable to estimate the timing of the cash outflows. Includes gross unrecognized tax benefits of $12.2 million, plus accrued interest associated with the unrecognized tax benefit of $2.0 million, adjusted for the deferred tax benefit associated with the future deduction of unrecognized tax benefits and the accrued interest of $0.8 million and $0.4 million, respectively.
[4]	Includes only long-term contractual commitments. Does not include short-term obligations for the purchase of goods and services used in the ordinary course of business.
[5]	Excludes potential cash funding requirements of the Company’s retirement plans and retiree health and life insurance plans.

Capital resources
Current assets increased year over year by $1.9 million to $1,521.2 million at December 31, 2019, and current liabilities increased by $321.6 million to $1,404.5 million, resulting in a decrease in the Company’s current ratio to 1.1 at December 31, 2019 from 1.4 at December 31, 2018. Current liabilities were higher year over year due to an increase in outstanding commercial paper and the new term loan referred to above.
The Company’s cash balances are held in numerous locations throughout the world. At December 31, 2019 and 2018, approximately $115.0 million and $107.7 million, respectively, of the Company’s reported cash and cash equivalents balances of $145.3 million and $120.4 million, respectively, were held outside of the United States by its foreign subsidiaries. Cash held outside of the United States is available to meet local liquidity needs, or to fund capital expenditures, acquisitions, and other offshore growth opportunities. As the Company enjoys ample domestic liquidity through a combination of operating cash flow generation and access to bank and capital markets borrowings, we have generally considered our foreign unremitted earnings to be indefinitely invested outside the United States and currently have no plans to repatriate such earnings, other than excess cash balances that can be repatriated at minimal tax cost. Accordingly, as of December 31, 2019, the Company is not providing for taxes on these amounts for financial reporting purposes. Computation of the deferred tax liability associated with unremitted earnings deemed to be indefinitely reinvested is not practicable at this time.
The Company’s total debt at December 31, 2019, was $1,681 million, a year-over-year increase of $296 million. This year-over-year increase includes a $200 million term loan, the proceeds from which were used to fund voluntary contributions to the U.S. defined benefit pension plans, and includes additional short-term borrowings to fund the acquisitions of Corenso and TEQ, partially offset by repayments of short-term debt using free cash flow generated during the year. The Company had $250 million of commercial paper outstanding at December 31, 2019 and $120 million at December 31, 2018.
The Company operates a $500 million commercial paper program, supported by a $500 million five-year revolving credit facility. In July 2017, the Company entered into a new credit agreement with a syndicate of eight banks for that revolving facility, together with a $250 million five-year term loan. The revolving bank credit facility is committed through July 2022. If circumstances were to prevent the Company from issuing commercial paper, it has the contractual right to draw funds directly on the underlying revolving bank credit facility. Borrowings under the credit agreement may be prepaid at any time at the discretion of the Company. The outstanding balance of the five-year term loan was $147 million at December 31, 2019, reflecting a $75 million prepayment made by the Company during 2018 and required amortization payments totaling $12.5 million per year.
At December 31, 2019, the Company's short-term debt and current portion of long-term debt totaled $488 million, primarily consisting of $250 million of commercial paper and the $200 million 2019 term loan which matures in May 2020. The Company expects to exercise its one-time right to extend the term loan for an additional 364-day period.
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
Acquisitions and internal investments are key elements of the Company’s growth strategy. The Company believes that its cash on hand, cash generated from operations and borrowing capacity will enable it to support this strategy. Although the Company believes that it has excess borrowing capacity beyond its current lines, there can be no assurance that such financing would be available or, if so, at terms that are acceptable to the Company.
The net underfunded position of the Company’s various U.S and international defined benefit pension and postretirement plans was $294 million at the end of 2019. The Company contributed approximately $231 million to its benefit plans in 2019, including $200 million to its U.S. pension plans. On July 17, 2019, the Company's Board of Directors approved a resolution to terminate the Sonoco Pension Plan for Inactive Participants (the "Inactive Plan"), a tax-qualified defined benefit plan, effective September 30, 2019. Upon approval from the Pension Benefit Guaranty Corporation, and following completion of a limited lump-sum offering, the Company is expected to settle all remaining liabilities under the Inactive Plan through the purchase of annuities. The Company anticipates making additional contributions to the Inactive Plan of approximately $150 million in late 2020 or early 2021 in order to be fully funded on a termination basis at the time of the annuity purchase.
26 FORM 10-K SONOCO 2019 ANNUAL REPORT

Contributions to all other defined benefit plans in 2020 are expected to total approximately $25 million. Future funding requirements will depend largely on the nature and timing of participant settlements, actual investment returns, future actuarial assumptions, and legislative actions.
Total equity increased $43 million during 2019 as net income of $293 million and stock-based compensation of $14 million were partially offset by an other comprehensive loss of $77 million, dividends of $172 million, share repurchases of $10 million, and the impact to retained earnings of adopting the new leasing standard of $7 million. The primary components of other comprehensive loss were an $8 million translation gain from the impact of a weaker U.S. dollar on the Company’s foreign investments and additional actuarial losses totaling $87 million, net of tax, in the Company’s various defined benefit plans resulting primarily from lower interest rates.
On February 10, 2016, the Company’s Board of Directors authorized the repurchase of up to 5 million shares of the Company’s common stock. During 2016, a total of 2.03 million shares were repurchased under this authorization at a cost of $100 million. No shares were repurchased under this authorization during 2017, 2018, or 2019. Accordingly, at December 31, 2019 a total of 2.97 million shares remain available for repurchase under this authorization.
Although the ultimate determination of whether to pay dividends is within the sole discretion of the Board of Directors, the Company plans to increase dividends as earnings grow. Dividends per common share were $1.70 in 2019, $1.62 in 2018 and $1.54 in 2017. On February 12, 2020, the Company declared a regular quarterly dividend of $0.43 per common share payable on March 10, 2020, to shareholders of record on February 26, 2020.
Off-balance sheet arrangements
The Company had no material off-balance sheet arrangements at December 31, 2019.
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
Due to the highly inflationary economy in Venezuela, the Company considers the U.S. dollar to be the functional currency of its Venezuelan operations and uses the official exchange rate when remeasuring the financial results of those operations. Economic conditions in Venezuela have worsened considerably over the past several years and there is no indication that conditions are due to improve in the foreseeable future. Further deterioration could result in the recognition of an impairment charge or a deconsolidation of the subsidiary. At December 31, 2019, the carrying value of the Company's net investment in its Venezuelan operations was approximately $2.0 million. In addition, at December 31, 2019, the Company's Accumulated Other Comprehensive Loss included a cumulative translation loss of $3.8 million related to its Venezuela operations which would need to be reclassified to net income in the event of a complete exit of the business or a deconsolidation of these operations.
The Company has operations in the United Kingdom and elsewhere in Europe that could be impacted by the exit of the U.K. from the European Union (Brexit) at the end of January 2020. Our U.K. operations have been making contingency plans regarding potential customs clearance issues, tariffs and other uncertainties resulting from Brexit. Although it is difficult to predict all of the possible impacts to our supply chain or in our customers' downstream markets, the Company has evaluated the potential operational impacts and uncertainties of Brexit and at this time believes that the likelihood of a material impact on our future results of operations is low. Although there are some cross-border sales made out of and into the U.K., most of what we produce in the U.K. is also sold in the U.K. and the same is true for continental Europe. In some cases, companies that have been importing from Europe into the U.K. are now seeking local sources, which has actually been positive for our U.K. operations. Annual sales of the Company's U.K. operations totaled approximately $120 million in 2019.
The ongoing coronavirus outbreak emanating from China at the beginning of 2020 has impacted various Chinese and multi-national businesses, including travel restrictions and the extended shutdown of certain businesses in the region. Annual sales of the Company's China operations totaled approximately $130 million in 2019. To date, the Company's eight manufacturing locations in China have been somewhat negatively impacted by lower customer demand and certain supply chain disruptions. If the coronavirus outbreak situation should worsen, the Company may experience greater disruptions to both customer demand and supply chains in China and on a worldwide basis. The Company continues to evaluate the potential operational impacts and closely monitor developments as they are reported and will respond accordingly.
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
At December 31, 2019, the Company had derivative contracts outstanding to hedge the price on a portion of anticipated commodity and energy purchases as well as to hedge certain foreign exchange risks for various periods through December 2019. These contracts included swaps to hedge the purchase price of approximately 4.4 million MMBTUs of natural gas in the U.S. and Canada representing approximately 61% of anticipated natural gas usage for 2020. Additionally, the Company had swap contracts covering 1,225 metric tons of aluminum representing approximately 23% of anticipated usage for 2020. The aluminum hedges relate to fixed-price customer contracts. At December 31, 2018, the Company had a number of foreign currency contracts in place for both designated and undesignated hedges of either anticipated foreign currency denominated transactions or existing financial assets and liabilities. At December 31, 2019, the total notional amount of these contracts, in U.S. dollar terms, was $109 million, of which $24 million related to the Canadian dollar, $34 million to the Mexican peso, $24 million to the Polish Zloty and $27 million to all other currencies.
The total fair market value of the Company's derivatives was a net unfavorable position of $0.5 million and $3.3 million at December 31, 2019, and December 31, 2018, respectively. Derivatives are marked to fair value using published market prices, if available, or using estimated values based on current price quotes and a discounted cash flow model. See Note 10 to the Consolidated Financial Statements for more information on financial instruments.
Beginning in January 2020, the Company is party to a cross-currency swap agreement with a notional amount of $250 million to effectively convert a portion of the Company's fixed-rate U.S. dollar denominated debt, including the semi-annual interest payments, to fixed-rate euro-denominated debt. The swap agreement matures November 1, 2024. Under the terms of the swap agreement, the Company will receive semi-
27 FORM 10-K SONOCO 2019 ANNUAL REPORT

annual interest payments in U.S. dollars at a rate of 5.75% and pay interest in euros at a rate of 3.856%. The risk management objective is to manage foreign currency risk relating to net investments in certain European subsidiaries denominated in foreign currencies.
The Company is subject to various federal, state and local environmental laws and regulations concerning, among other matters, solid waste disposal, wastewater effluent and air emissions. Although the costs of compliance have not been significant due to the nature of the materials and processes used in manufacturing operations, such laws also make generators of hazardous wastes and their legal successors financially responsible for the cleanup of sites contaminated by those wastes. The Company has been named a potentially responsible party at several environmentally contaminated sites. These regulatory actions and a small number of private party lawsuits are believed to represent the Company’s largest potential environmental liabilities. The Company has accrued $8.7 million at December 31, 2019, compared with $20.1 million at December 31, 2018, with respect to these sites. See “Environmental Charges,” Item 3 – Legal Proceedings and Note 16 to the Consolidated Financial Statements for more information on environmental matters.
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
Business Combinations
The Company’s acquisitions of businesses are accounted for in accordance with ASC 805, "Business Combinations." The Company recognizes the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquired business at their fair values as of the date of acquisition. Goodwill is measured as the excess of the consideration transferred, also measured at fair value, over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. The acquisition method of accounting requires us to make significant estimates and assumptions regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of identifiable intangible assets, deferred tax asset valuation allowances, liabilities including those related to debt, pensions and other postretirement plans, uncertain tax positions, contingent consideration and contingencies. This method also requires us to refine these estimates over a measurement period not to exceed one year to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with acquisitions, these adjustments could have a material impact on our financial condition and results of operations.
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
When performing a quantitative analysis, the Company estimates the fair value of its reporting units using a discounted cash flow model based on projections of future years’ operating results and associated cash flows. The Company's assessments reflected a number of significant
28 FORM 10-K SONOCO 2019 ANNUAL REPORT

management assumptions and estimates including the Company's forecast of sales, profit margins, and discount rates, which are validated by observed comparable trading and transaction multiples. The Company’s model discounts projected future cash flows, forecasted over a ten-year period, with an estimated residual growth rate. The Company’s projections incorporate management’s estimates of the most-likely expected future results. Projected future cash flows are discounted to present value using an assumed discount rate that management believes is appropriate for the reporting unit.
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
In considering the level of uncertainty regarding the potential for goodwill impairment, management has concluded that any such impairment would, in most cases, likely be the result of adverse changes in more than one assumption. Management considers the assumptions used to be its best estimates across a range of possible outcomes based on available evidence at the time of the assessment. Other than in Display and Packaging, which is discussed below, there is no specific singular event or single change in circumstances management has identified that it believes could reasonably result in a change to expected future results in any of its reporting units sufficient to result in goodwill impairment. In management’s opinion, a change of such magnitude would more likely be the result of changes to some combination of the factors identified above, a general deterioration in competitive position, introduction of a superior technology, significant unexpected changes in customer preferences, an inability to pass through significant raw material cost increases, and other such items as identified in "Item 1A. Risk Factors" on pages 7-15 of the Company's 2019 Annual Report on Form 10-K.
Although no reporting units failed the annual impairment test noted above, in management’s opinion, the goodwill of the Display and Packaging reporting unit is at risk of impairment in the near term if the reporting unit's operating performance does not continue to improve in line with management's expectations, or if there is a negative change in the long-term outlook for the business or in other factors such as the discount rate. The Display and Packaging reporting unit designs, manufactures, assembles, packs and distributes temporary, semi-permanent and permanent point-of-purchase displays; provides supply chain management services, including contract packing, fulfillment and scalable service centers; and manufactures retail packaging, including printed backer cards, thermoformed blisters and heat sealing equipment. The current goodwill impairment analysis incorporates management's expectations for slight sales growth and mild improvements to profit margin percentages which reflects the estimated benefits of future productivity initiatives. A large portion of projected sales in this reporting unit is concentrated in several major customers, the loss of any of which could impact the Company's conclusion regarding the likelihood of goodwill impairment for the unit. Total goodwill associated with this reporting unit was approximately $203 million at December 31, 2019. Based on the latest annual impairment test, the estimated fair value of the Display and Packaging reporting unit exceeded its carrying value by approximately 35%.
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
As discussed in the "Report of Independent Registered Public Accounting Firm" with respect to our 2019 Consolidated Financial Statements, PricewaterhouseCoopers LLP has identified this as a "critical audit matter."
During the time subsequent to the annual evaluation, and at December 31, 2019, the Company considered whether any events and/or changes in circumstances had resulted in the likelihood that the goodwill of any of its reporting units may have been impaired. It is management’s opinion that no such events have occurred.
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
As previously disclosed, the Company received a draft Notice of Proposed Adjustment (“NOPA”) from the Internal Revenue Service (IRS) in February 2017 proposing an adjustment to income for the 2013 tax year based on the IRS's recharacterization of a distribution of an intercompany note made in 2012, and the subsequent repayment of the note over the course of 2013, as if it were a cash distribution made in 2013. In March 2017, the Company received a draft NOPA proposing penalties of $18 million associated with the IRS’s recharacterization, as well as an Information Document Request (“IDR”) requesting the Company’s analysis of why such penalties should not apply. The Company responded to this IDR in April 2017. On October 5, 2017, the Company received two revised draft NOPAs proposing the same adjustments and penalties as in the prior NOPAs. On November 14, 2017, the Company received two final NOPAs proposing the same adjustments and penalties as in the prior draft NOPAs. On November 20, 2017, the Company received a Revenue Agent's Report (“RAR”) that included the same adjustments and penalties as in the prior NOPAs. At the time of the distribution in 2012, it was characterized as a dividend to the extent of earnings and profits, with the remainder as a tax-free return of basis and taxable capital gain. As the IRS proposes to recharacterize the distribution, the entire distribution would be characterized as a dividend. The incremental tax liability associated with the income adjustment proposed in the RAR would be approximately $89 million, excluding interest and the previously referenced penalties. On January 22, 2018, the Company filed a protest to the proposed deficiency with the IRS. The Company received a rebuttal of its protest from the IRS on July 10, 2018, and the matter has now been referred to the Appeals Division of the IRS. The Company had a pre-conference hearing with IRS Appeals during the second quarter of 2019, and has had continued discussions with IRS Appeals throughout the year. If the matter is not resolved in IRS Appeals, the next step would be to file a petition in Tax Court. The Company strongly believes the position of the IRS with regard to this matter is inconsistent with the applicable tax laws and existing Treasury regulations, and that the Company's previously reported income tax provision for the year in question is appropriate. However, there can be no assurance that this matter will be resolved in the Company's favor. Regardless of whether the matter is resolved in the Company's favor, the final resolution of this matter could be expensive and time consuming to defend and/or
29 FORM 10-K SONOCO 2019 ANNUAL REPORT

settle. While the Company believes that the amount of tax originally paid with respect to this distribution is correct, and accordingly has not provided additional reserve for tax uncertainty, there is still a possibility that an adverse outcome of the matter could have a material effect on its future results of operations and financial condition.
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
Stock-based compensation plans
The Company utilizes share-based compensation in the form of stock appreciation rights, restricted stock units and other share-based awards. Certain awards are in the form of contingent stock units where the ultimate number of units are performance based. The amount of share-based compensation expense associated with these performance-based awards is based on estimates regarding future performance using measures defined in the plans. In 2019, the performance measures consisted of Base Earnings per Share and Return on Net Assets Employed. Changes in estimates regarding the future achievement of these performance measures may result in significant fluctuations from period to period in the amount of share-based compensation expense reflected in the Company’s Consolidated Financial Statements.
The Company uses an option-pricing model to determine the grant date fair value of its stock appreciation rights. Inputs to the model include a number of subjective assumptions. Management routinely assesses the assumptions and methodologies used to calculate the estimated fair value of share-based compensation per share. Circumstances may change and additional data may become available over time that results in changes to these assumptions and methodologies, which could materially impact fair value determinations.
Pension and postretirement benefit plans
The Company has significant pension and postretirement benefit liabilities and costs that are measured using actuarial valuations. The largest of the Company's pension plans are the U.S. based Sonoco Pension Plan (the "Active Plan") and the Sonoco Pension Plan for Inactive Participants (the "Inactive Plan"). Benefits under these plans were frozen effective December 31, 2018 for all active, non-union participants. As of January 1, 2019, these participants became eligible for annual contributions under a noncontributory defined contribution plan. On July 17, 2019, the Company's Board of Directors approved a resolution to terminate the Inactive Plan effective September 30, 2019. Upon approval from the Pension Benefit Guaranty Corporation, and following completion of a limited lump-sum offering, the Company is expected to settle all remaining liabilities under the Inactive Plan through the purchase of annuities in late 2020 or early 2021.
The actuarial valuations used to evaluate the plans employ key assumptions that can have a significant effect on the calculated amounts. The key assumptions used at December 31, 2019 in determining the projected benefit obligation and the accumulated benefit obligation for U.S. retirement and retiree health and life insurance plans include: discount rates of 3.37% and 2.84% for the Active Plan and Inactive Plan, respectively, 3.05% for the non-qualified retirement plans, and 2.89% for the retiree health and life insurance plan. The discount rate for the Inactive Plan was determined on a plan termination basis. The rate of compensation increase for the retiree health and life insurance plan was 3.04%. The key assumptions used to determine the 2019 net periodic benefit cost for U.S. retirement and retiree health and life insurance plans include: discount rates of 4.34% and 4.14% for the Active Plan and Inactive Plan, respectively, 4.16% for the non-qualified retirement plans, and 4.02% for the retiree health and life insurance plan; an expected long-term rate of return on plan assets of 6.75% and 6.50% for the Active Plan and Inactive Plan, respectively; and a rate of compensation increase for the retiree health and life insurance plan of 3.06%.
During 2019, the Company recorded total pension and postretirement benefit expenses of approximately $52.7 million, compared with $34.9 million during 2018. The 2019 amount reflects $65.9 million of expected returns on plan assets at an average assumed rate of 6.13% and interest cost of $57.8 million at a weighted-average discount rate of 3.96%. The 2018 amount reflects $92.2 million of expected returns on plan assets at an average assumed rate of 6.38% and interest cost of $55.4 million at a weighted-average discount rate of 3.43%. During 2019, the Company made contributions to its pension and postretirement plans of $231.2 million, including voluntary contributions to the Active Plan and Inactive Plan totaling $200 million. In the prior year, the Company made contributions to its pension and postretirement plans totaling $25.4 million. Contributions vary from year to year depending on various factors, the most significant being the market value of assets and interest rates. Cumulative net actuarial losses were approximately $753 million at December 31, 2019, and are primarily the result of low discount rates. Actuarial losses/gains outside of the 10% corridor defined by U.S. GAAP are amortized over the average remaining service life of the plan’s active participants or the average remaining life expectancy of the plan’s inactive participants if all, or almost all, of the plan’s participants are inactive. The majority of these actuarial losses are related to the Inactive Plan and will result in non-cash settlement charges of approximately $600 million beginning in 2020 as lump-sum payouts and annuity purchases are made.
Excluding the $600 million of expected settlement charges related to the Inactive Plan, the Company projects total benefit plan expense to be approximately $4 million lower in 2020 than in 2019. This decrease is primarily due to lower interest expense due to a decline in discount rates, partially offset by lower expected returns on plan assets due to de-risking actions taken with the Inactive Plan's assets moving them to a more conservative mix of primarily fixed income investments.
The Company adjusts its discount rates at the end of each fiscal year based on yield curves of high-quality debt instruments over durations that match the expected benefit payouts of each plan. The expected rate of return assumption is derived by taking into consideration the targeted plan asset allocation, projected future returns by asset class and active investment management. A third-party asset return model was used to develop an expected range of returns on plan investments over a 12- to 15-year period, with the expected rate of return selected from a best estimate range within the total range of projected results. The Company periodically re-balances its plan asset portfolio in order to maintain the targeted allocation levels. The rate of compensation increase assumption is generally based on salary and incentive compensation increases. A key assumption for the U.S. retiree health and life insurance plan is a medical cost trend rate beginning at 6.25% for post-age 65 participants and trending down to an ultimate rate of 4.5% in 2026. The ultimate trend rate of 4.5% represents the Company’s best estimate of the long-term average annual medical cost increase over the duration of the plan’s liabilities. It provides for real growth in medical costs in excess of the overall inflation level.
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

30 FORM 10-K SONOCO 2019 ANNUAL REPORT

The sensitivity to changes in the critical assumptions for the Company’s U.S. plans as of December 31, 2019, is as follows:

Assumption ($ in millions)	Percentage Point Change	Projected Benefit Obligation Higher/(Lower)	Annual Expense Higher/ (Lower)
Discount rate	-.25 pts	$53.4	$2.4
Expected return on assets	-.25 pts	N/A	$2.4
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
31 FORM 10-K SONOCO 2019 ANNUAL REPORT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Sonoco Products Company
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sonoco Products Company and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in total equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Corenso Holdings America, Inc. (“Corenso”) and Thermoform Engineered Quality, LLC and Plastique Holdings, LTD, (together “TEQ”), from its assessment of internal control over financial reporting as of December 31, 2019 because they were acquired by the Company in purchase business combinations during 2019. We have also excluded Corenso and TEQ from our audit of internal control over financial reporting. Corenso and TEQ are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting collectively represent 2.9% and 0.7% respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2019.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

F-1 FORM 10-K SONOCO 2019 ANNUAL REPORT

Goodwill Impairment Assessment - Display and Packaging Reporting Unit

As described in Notes 1 and 8 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1.4 billion as of December 31, 2019, and the goodwill associated with the Display and Packaging reporting unit was $203 million. Management assesses goodwill for impairment annually during the third quarter, or from time to time when warranted by the facts and circumstances surrounding individual reporting units or the Company as a whole. If the fair value of a reporting unit exceeds the carrying value of the reporting unit’s assets, including goodwill, there is no impairment. If the carrying value of a reporting unit exceeds the fair value of that reporting unit, an impairment charge is recognized for the excess. Fair value is estimated using a discounted cash flow model based on projections of future years’ operating results and associated cash flows corroborated by comparable trading and transaction multiples. The calculated reporting unit estimated fair value reflects a number of significant management assumptions and estimates including the forecast of sales, profit margins, and discount rate.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Display and Packaging reporting unit is a critical audit matter are there was significant judgment by management when developing the fair value measurement of the Display and Packaging reporting unit, which in turn led to significant auditor judgment, subjectivity, and effort, in performing procedures and evaluating audit evidence obtained related to management’s discounted cash flow model and the significant assumptions, including the forecast of sales, profit margins, and discount rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the determination of the fair value of the Display and Packaging reporting unit. These procedures also included, among others, testing management’s process for developing the fair value estimate; evaluating the appropriateness of the discounted cash flow model; testing the completeness, accuracy, and relevance of underlying data used in the model; and evaluating the significant assumptions used by management, including the forecast of sales, profit margins, and discount rate. Evaluating management’s assumptions related to the forecast of sales and profit margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the Company’s discounted cash flow model and the discount rate.

[PricewaterhouseCoopers LLP (signed)]
Charlotte, North Carolina
February 28, 2020

We have served as the Company’s auditor since 1967.

F-2 FORM 10-K SONOCO 2019 ANNUAL REPORT

CONSOLIDATED BALANCE SHEETS
Sonoco Products Company

(Dollars and shares in thousands) At December 31	2019	2018
Assets
Current Assets
Cash and cash equivalents	$145,283	$120,389
Trade accounts receivable, net of allowances of $14,382 in 2019 and $11,692 in 2018	698,149	737,420
Other receivables	113,754	111,915
Inventories
Finished and in process	172,223	174,115
Materials and supplies	331,585	319,649
Prepaid expenses	60,202	55,784
	1,521,196	1,519,272
Property, Plant and Equipment, Net	1,286,842	1,233,821
Goodwill	1,429,346	1,309,167
Other Intangible Assets, Net	388,292	352,037
Long-term Deferred Income Taxes	46,502	47,297
Right of Use Asset-Operating Leases	298,393	—
Other Assets	155,718	121,871
Total Assets	$5,126,289	$4,583,465
Liabilities and Equity
Current Liabilities
Payable to suppliers	$537,764	$556,011
Accrued expenses and other	289,067	237,197
Accrued wages and other compensation	78,047	85,761
Notes payable and current portion of long-term debt	488,234	195,445
Accrued taxes	11,380	8,516
	1,404,492	1,082,930
Long-term Debt	1,193,135	1,189,717
Noncurrent Operating Lease Liabilities	253,992	—
Pension and Other Postretirement Benefits	304,798	374,419
Deferred Income Taxes	76,206	64,273
Other Liabilities	77,961	99,848
Commitments and Contingencies
Sonoco Shareholders’ Equity
Serial preferred stock, no par value
Authorized 30,000 shares
0 shares issued and outstanding as of December 31, 2019 and 2018
Common shares, no par value
Authorized 300,000 shares
100,198 and 99,829 shares issued and outstanding as of December 31, 2019 and 2018, respectively	7,175	7,175
Capital in excess of stated value	310,778	304,709
Accumulated other comprehensive loss	(816,803)	(740,913)
Retained earnings	2,301,532	2,188,115
Total Sonoco Shareholders’ Equity	1,802,682	1,759,086
Noncontrolling Interests	13,023	13,192
Total Equity	1,815,705	1,772,278
Total Liabilities and Equity	$5,126,289	$4,583,465
The Notes beginning on page F-7 are an integral part of these consolidated financial statements.

F-3 FORM 10-K SONOCO 2019 ANNUAL REPORT

CONSOLIDATED STATEMENTS OF INCOME
Sonoco Products Company

(Dollars and shares in thousands except per share data) Years ended December 31	2019	2018	2017
Net sales	$5,374,207	$5,390,938	$5,036,650
Cost of sales	4,316,378	4,349,932	4,077,998
Gross profit	1,057,829	1,041,006	958,652
Selling, general and administrative expenses	530,867	563,306	507,824
Restructuring/Asset impairment charges	59,880	40,071	38,419
Operating profit	467,082	437,629	412,409
Non-operating pension costs	24,713	941	45,110
Interest expense	66,845	63,147	57,220
Interest income	5,242	4,990	4,475
Income before income taxes	380,766	378,531	314,554
Provision for income taxes	93,269	75,008	146,589
Income before equity in earnings of affiliates	287,497	303,523	167,965
Equity in earnings of affiliates, net of tax	5,171	11,216	9,482
Net income	292,668	314,739	177,447
Net (income) attributable to noncontrolling interests	(883)	(1,179)	(2,102)
Net income attributable to Sonoco	$291,785	$313,560	$175,345
Weighted average common shares outstanding:
Basic	100,742	100,539	100,237
Assuming exercise of awards	434	477	615
Diluted	101,176	101,016	100,852
Per common share
Net income attributable to Sonoco:
Basic	$2.90	$3.12	$1.75
Diluted	$2.88	$3.10	$1.74

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Sonoco Products Company

(Dollars in thousands) Years ended December 31	2019	2018	2017
Net income	$292,668	$314,739	$177,447
Other comprehensive income/(loss):
Foreign currency translation adjustments	8,270	(54,763)	89,108
Changes in defined benefit plans, net of tax	(87,033)	(20,244)	59,924
Change in derivative financial instruments, net of tax	2,035	(1,614)	(2,580)
Other comprehensive income/(loss)	(76,728)	(76,621)	146,452
Comprehensive income/(loss)	215,940	238,118	323,899
Net (income) attributable to noncontrolling interests	(883)	(1,179)	(2,102)
Other comprehensive loss/(income) attributable to noncontrolling interests	838	2,156	(1,105)
Comprehensive income attributable to Sonoco	$215,895	$239,095	$320,692
The Notes beginning on page F-7 are an integral part of these consolidated financial statements.

F-4 FORM 10-K SONOCO 2019 ANNUAL REPORT

CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL EQUITY
Sonoco Products Company

(Dollars and shares in thousands)	Total Equity	Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive Loss	Retained Earnings	Non- controlling Interests
		Outstanding	Amount
January 1, 2017	$1,554,705	99,193	$7,175	$321,050	$(738,380)	$1,942,513	$22,347
Net income	177,447					175,345	2,102
Other comprehensive income/(loss):
Translation gain	89,108				88,003		1,105
Defined benefit plan adjustment[1]	59,924				59,924
Derivative financial instruments[1]	(2,580)				(2,580)
Other comprehensive loss	146,452				145,347		1,105
Dividends	(154,773)					(154,773)
Issuance of stock awards	1,636	341		1,636
Shares repurchased	(6,335)	(120)		(6,335)
Stock-based compensation	13,488			13,488
Impact of new accounting pronouncements	—			318	(73,239)	72,921
Noncontrolling interest from acquisition	(2,560)						(2,560)
December 31, 2017	$1,730,060	99,414	$7,175	$330,157	$(666,272)	$2,036,006	$22,994
Net income	314,739					313,560	1,179
Other comprehensive income/(loss):
Translation loss	(54,763)				(52,607)		(2,156)
Defined benefit plan adjustment[1]	(20,244)				(20,244)
Derivative financial instruments[1]	(1,614)				(1,614)
Other comprehensive income	(76,621)				(74,465)		(2,156)
Dividends	(163,348)					(163,348)
Issuance of stock awards	1,688	682		1,688
Shares repurchased	(14,561)	(267)		(14,561)
Stock-based compensation	10,730			10,730
Impact of new accounting pronouncements	1,721			—	(176)	1,897
Purchase of Sonoco Asia noncontrolling interest	(35,000)			(23,305)			(11,695)
Noncontrolling interest from acquisition	2,870						2,870
December 31, 2018	$1,772,278	99,829	$7,175	$304,709	$(740,913)	$2,188,115	$13,192
Net income	292,668					291,785	883
Other comprehensive income/(loss):
Translation gain	8,270				9,108		(838)
Defined benefit plan adjustment[1]	(87,033)				(87,033)
Derivative financial instruments[1]	2,035				2,035
Other comprehensive loss	(76,728)				(75,890)		(838)
Dividends paid to noncontrolling interests	(214)						(214)
Dividends	(171,597)					(171,597)
Issuance of stock awards	1,343	538		1,343
Shares repurchased	(9,608)	(169)		(9,608)
Stock-based compensation	14,334			14,334
Impact of new accounting pronouncements	(6,771)				—	(6,771)
December 31, 2019	$1,815,705	100,198	$7,175	$310,778	$(816,803)	$2,301,532	$13,023

[1]	net of tax
The Notes beginning on page F-7 are an integral part of these consolidated financial statements.
F-5 FORM 10-K SONOCO 2019 ANNUAL REPORT

CONSOLIDATED STATEMENTS OF CASH FLOWS
Sonoco Products Company

(Dollars in thousands) Years ended December 31	2019	2018	2017
Cash Flows from Operating Activities
Net income	$292,668	$314,739	$177,447
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment	25,026	5,794	20,017
Depreciation, depletion and amortization	239,140	236,245	217,625
Gain on adjustment of environmental reserves	(10,675)	—	—
Share-based compensation expense	14,334	10,730	13,488
Equity in earnings of affiliates	(5,171)	(11,216)	(9,482)
Cash dividends from affiliated companies	6,620	7,570	6,967
Loss on remeasurement of previously held interest in Conitex Sonoco	—	4,784	—
Net loss on disposition of assets	746	8,635	2,039
Pension and postretirement plan expense	52,741	34,885	78,506
Pension and postretirement plan contributions	(231,234)	(25,373)	(108,579)
Net (decrease)/increase in deferred taxes	16,958	(9,420)	(20,553)
Change in assets and liabilities, net of effects from acquisitions, dispositions and foreign currency adjustments
Trade accounts receivable	59,615	38,193	(43,773)
Inventories	2,631	(6,150)	(16,067)
Payable to suppliers	(25,383)	(4,380)	4,226
Prepaid expenses	4,030	(5,093)	(110)
Accrued expenses	7,471	19,153	(14,606)
Income taxes payable and other income tax items	(6,201)	(19,014)	70,180
Other assets and liabilities	(17,466)	(10,184)	(29,071)
Net cash provided by operating activities	425,850	589,898	348,254
Cash Flows from Investing Activities
Purchase of property, plant and equipment	(195,934)	(192,574)	(188,913)
Cost of acquisitions, net of cash acquired	(298,380)	(277,177)	(383,725)
Proceeds from the sale of assets	14,614	24,288	5,271
Other	603	1,335	2,791
Net cash used by investing activities	(479,097)	(444,128)	(564,576)
Cash Flows from Financing Activities
Proceeds from issuance of debt	276,843	226,885	448,511
Principal repayment of debt	(139,582)	(281,262)	(217,320)
Net increase/(decrease) in commercial paper borrowings	130,000	(4,000)	124,000
Net increase/(decrease) in outstanding checks	(4,486)	(4,282)	7,518
Payment of contingent consideration	(5,500)	—	—
Cash dividends – common	(170,253)	(161,434)	(153,137)
Dividends paid to noncontrolling interests	(214)	—	—
Purchase of Sonoco Asia noncontrolling interest	—	(35,000)	—
Shares acquired	(9,608)	(14,561)	(6,335)
Net cash provided/(used) by financing activities	77,200	(273,654)	203,237
Effects of Exchange Rate Changes on Cash	941	(6,639)	10,771
Increase/(Decrease) in Cash and Cash Equivalents	24,894	(134,523)	(2,314)
Cash and cash equivalents at beginning of year	120,389	254,912	257,226
Cash and cash equivalents at end of year	$145,283	$120,389	$254,912
Supplemental Cash Flow Disclosures
Interest paid, net of amounts capitalized	$66,768	$63,147	$57,170
Income taxes paid, net of refunds	$82,512	$103,442	$96,962
The Notes beginning on page F-7 are an integral part of these consolidated financial statements.
F-6 FORM 10-K SONOCO 2019 ANNUAL REPORT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Sonoco Products Company (dollars in thousands except per share data)

1. Summary of significant accounting policies
Basis of presentation
The Consolidated Financial Statements include the accounts of Sonoco Products Company and its majority-owned subsidiaries (the “Company” or “Sonoco”) after elimination of intercompany accounts and transactions.
Investments in affiliated companies in which the Company shares control over the financial and operating decisions, but in which the Company is not the primary beneficiary, are accounted for by the equity method of accounting. Income applicable to these equity investments is reflected in “Equity in earnings of affiliates, net of tax” in the Consolidated Statements of Income. The aggregate carrying value of equity investments is reported in “Other Assets” in the Company’s Consolidated Balance Sheets and totaled $54,339 and $55,516 at December 31, 2019 and 2018, respectively.
Affiliated companies over which the Company exercised a significant influence at December 31, 2019, included:

Entity	Ownership Interest Percentage at December 31, 2019
RTS Packaging JVCO	35.0%
Cascades Conversion, Inc.	50.0%
Cascades Sonoco, Inc.	50.0%
Showa Products Company Ltd.	22.2%
Crown Fibre Tube. Inc.	20.0%
Papertech Energía, S.L.	25.0%
Weidenhammer New Packaging, LLC	40.0%
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
Prior to 2018, the Company recorded revenue when title and risk of ownership passed to the customer, and when persuasive evidence of an arrangement existed, delivery had occurred or services had been rendered, the sales price to the customer was fixed or determinable and when collectibility was reasonably assured. Certain judgments, such as provisions for estimates of sales returns and allowances, were required in the application of the Company’s revenue policy and, therefore, were included in the results of operations in its Consolidated Financial Statements. Shipping and handling expenses were included in “Cost of sales,” and freight charged to customers was included in “Net sales” in the Company’s Consolidated Statements of Income for the year ended December 31, 2017.
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
F-7 FORM 10-K SONOCO 2019 ANNUAL REPORT

Sales to the Company’s largest customer accounted for approximately 5% of the Company’s net sales in 2019, 4% in 2018 and 4% in 2017, primarily in the Display and Packaging and Consumer Packaging segments. Receivables from this customer accounted for approximately 8% of the Company’s total trade accounts receivable at December 31, 2019 and 4% at December 31, 2018. The Company’s next largest customer comprised approximately 4% of the Company’s net sales in 2019, 4% in 2018 and 3% in 2017.
Certain of the Company’s customers sponsor and actively promote multi-vendor supply chain finance arrangements and, in a limited number of cases, the Company has agreed to participate. Accordingly, approximately 9% of consolidated annual sales were settled under these arrangements in both 2019 and 2018.
Research and development
Research and development costs are charged to expense as incurred and include salaries and other directly related expenses. Research and development costs totaling approximately $23,300 in 2019, $23,200 in 2018 and $21,000 in 2017 are included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income.
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
The LIFO method of accounting was used to determine the carrying costs of approximately 13% and 14% of total inventories at December 31, 2019 and 2018, respectively. The remaining inventories are determined on the first-in, first-out (FIFO) method.
If the FIFO method of accounting had been used for all inventories, total inventory would have been higher by $20,203 and $18,854 at December 31, 2019 and 2018, respectively.
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
Goodwill and other intangible assets
The Company assesses its goodwill for impairment annually during the third quarter, or from time to time when warranted by the facts and circumstances surrounding individual reporting units or the Company as a whole. In performing the impairment test, the Company compares the fair value of the reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. This quantitative test considers factors such as the amount by which estimated fair value exceeds current carrying value, current year operating performance as compared to prior projections, and implied fair values from comparable trading and transaction multiples.
The calculated reporting unit estimated fair values reflect a number of significant management assumptions and estimates including the Company's forecast of sales, profit margins, and discount rate. Changes in these assumptions could materially impact the estimated fair values.
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
If the fair value of a reporting unit exceeds the carrying value of the reporting unit’s assets, including goodwill, there is no impairment. If the carrying value of the reporting unit exceeds the fair value of that reporting unit, an impairment charge is recognized for the excess. Goodwill is not amortized.
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
Derivatives
The Company elected to early adopt Accounting Standards Update (ASU) 2017-12, "Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities," as of January 1, 2018. The Company uses derivatives to mitigate the effect of fluctuations in some of its raw material and energy costs, foreign currencies, and, from time to time, interest rates. The Company purchases commodities such as recovered paper, metal, resins and energy, generally at market or at fixed prices that are established with the vendor as part of the purchase process for quantities expected to be consumed in the ordinary course of business. The Company may enter into commodity futures or swaps to manage the
F-8 FORM 10-K SONOCO 2019 ANNUAL REPORT

effect of price fluctuations. The Company may use foreign currency forward contracts and other risk management instruments to manage exposure to changes in foreign currency cash flows and the translation of monetary assets and liabilities on the Company’s consolidated financial statements. The Company is exposed to interest-rate fluctuations as a result of using debt as a source of financing for its operations. The Company may from time to time use traditional, unleveraged interest rate swaps to adjust its mix of fixed and variable rate debt to manage its exposure to interest rate movements.
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
2. New accounting pronouncements
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2019-12 "Income Taxes," which provides for certain updates to reduce complexity in the accounting for income taxes, including the utilization of the incremental approach for intraperiod tax allocation, among others. The amendments in ASU 2019-12 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company does not expect the implementation of ASU 2019-12 to have a material effect on its consolidated financial statements.
In December 2018, the FASB issued ASU 2018-16 “Derivatives and Hedging: Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes,” which allows the use of the SOFR and OIS rate as benchmark rates after the Federal Reserve started publishing such daily rates on April 3, 2018. The Company adopted the standard effective January 1, 2019 using the prospective basis. The adoption did not have a material effect on the consolidated financial statements.
In August 2018, the FASB issued ASU 2018-14 "Compensation-Retirement Benefits-Defined Benefit Plans-General," which modifies certain disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments in ASU 2018-14 are effective for fiscal years beginning after December 15, 2020. The Company does not expect the implementation of ASU 2019-12 to have a material effect on its consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments," which requires measurement and recognition of expected versus incurred credit losses for financial assets held. The measurement of expected credit losses should be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. The guidance is effective for annual reporting periods beginning after December 15, 2019, and interim periods within those annual periods. The Company will adopt this standard using a modified retrospective approach by recording a cumulative-effect adjustment to retained earnings of approximately $200 as of January 1, 2020. The Company does not expect the implementation of ASU 2016-13 to have a material effect on its consolidated financial statements.
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
F-9 FORM 10-K SONOCO 2019 ANNUAL REPORT

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
Other than the pronouncements discussed above, there have been no other newly issued nor newly applicable accounting pronouncements that have had, or are expected to have, a material impact on the Company’s financial statements. Further, at December 31, 2019, there were no other pronouncements pending adoption that are expected to have a material impact on the Company’s consolidated financial statements.
3. Acquisitions and dispositions
Acquisitions
The Company completed two acquisitions during 2019 at a net cash cost of $297,926. On December 31, 2019, the Company completed the acquisition of Thermoform Engineered Quality, LLC, and Plastique Holdings, LTD, (together "TEQ"), for $187,292, net of cash acquired. The operations acquired consist of three thermoforming and extrusion facilities in the United States along with a thermoforming operation in the United Kingdom and thermoforming and molded-fiber manufacturing in Poland, which together employ approximately 500 associates. The acquisition of TEQ provides a strong platform to further expand Sonoco's growing healthcare packaging business. Final consideration is subject to a post-closing adjustment for the change in working capital to the date of closing, which is expected to be completed by the end of the first quarter of 2020. The acquisition was financed using short-term credit facilities.
On August 9, 2019, the Company completed the acquisition of Corenso Holdings America, Inc. ("Corenso") for $110,634, net of cash acquired. Corenso is a leading manufacturer of uncoated recycled paperboard (URB) and high-performance cores used in the paper, packaging films, tape, and specialty industries. Corenso operates a 108,000-ton per year URB mill and core converting facility in Wisconsin Rapids, Wisconsin, as well as a core converting facility in Richmond, Virginia, expanding the Company's ability to produce a wide variety of sustainable coreboard grades. The acquisition was financed using available cash and short-term borrowings.
The preliminary fair values of the assets acquired and liabilities assumed in connection with the TEQ and Corenso acquisitions for the year ended December 31, 2019 are as follows:

	TEQ	Corenso
Trade Accounts Receivable	$11,781	$8,673
Inventories	4,262	8,707
Property, Plant and Equipment	42,005	36,928
Goodwill	75,595	43,427
Other intangible assets	56,170	29,170
Payable to suppliers	(4,965)	(5,963)
Other net tangible assets/(liabilities)	3,243	405
Deferred income taxes, net	(799)	(10,713)
Net assets	$187,292	$110,634

The amount of goodwill expected to be deductible for income tax purposes is $58,544 for TEQ and $0 for Corenso. Goodwill for TEQ and Corenso is comprised of the assembled workforce and increased access to certain markets. As the acquisition of TEQ was completed on December 31, 2019, none of its results are reflected in the Company's Consolidated Statement of income for the year ended December 31, 2019. Beginning in the first quarter of 2020, TEQ's results will be reflected in the Company's Consumer Packaging segment. Corenso's financial results from August 9, 2019 to December 31, 2019 are included in the Company's Paper and Industrial Converted Products segment.
The allocation of the purchase price of Corenso and TEQ to the tangible and intangible assets acquired and liabilities assumed was based on the Company's preliminary estimates of their fair value, relying on information currently available. Management is continuing to finalize its valuations of certain assets and liabilities listed in the table above, and expects to complete its valuations within one year of the date of the respective acquisitions.
The Company does not believe that the results of the business acquired in 2019 were material to the years presented, individually or in the aggregate, and are therefore not subject to the supplemental pro-forma information required by ASC 805. Accordingly, this information is not presented herein.
The Company completed three acquisitions during 2018 at a net cash cost of $278,777. On October 1, 2018, the Company completed the acquisition of the remaining 70 percent interest in Conitex Sonoco (BVI), Ltd. ("Conitex Sonoco") from Texpack Investments, Inc. ("Texpack") for total consideration of $134,847, including net cash payments of $127,782 and debt assumed of $7,065. Final consideration was subject to a post-closing adjustment for the change in working capital to the date of closing. This adjustment was settled in February 2019 for an additional cash payment to the seller of $84. The Conitex Sonoco joint venture was formed in 1998 with Texpack, a Spanish-based global provider of paperboard and paper-based packaging products. Conitex Sonoco produces uncoated recycled paperboard and tubes and cones for the global spun yarn industry, as well as adhesives, flexible intermediate bulk containers and corrugated pallets. Conitex Sonoco has approximately 1,250 employees across 13 manufacturing locations in 10 countries (principally in Asia), including four paper mills and seven cone and tube converting operations and two other production facilities. Also on October 1, 2018, the Company acquired a rigid paper facility in Spain ("Compositub") from Texpack Group Holdings B.V. for a cash payment of $9,956. Final consideration was subject to a post-closing adjustment for the change in working capital to the date of closing. This adjustment was settled in February 2019 for an additional cash payment to the seller of $371.
Immediately prior to the acquisition, the fair value of the Company's 30 percent interest in Conitex Sonoco was determined to be $52,543 with a carrying value of $57,327. As the carrying value of the investment exceeded its acquisition-date fair value, the investment was written down to
F-10 FORM 10-K SONOCO 2019 ANNUAL REPORT

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
On April 12, 2018, the Company completed the acquisition of Highland Packaging Solutions ("Highland"). Total consideration for this acquisition was $148,539, including net cash paid of $141,039, along with a contingent purchase liability of $7,500 payable in two annual installments if certain sales metrics are achieved. The first year's metric was met and the Company paid the first installment of $5,000 in 2019. The second installment of $2,500 is expected to be paid in the second quarter of 2020. The liability for the remaining installment is included in "Accrued expenses and other" on the Company's Consolidated Balance Sheet at December 31, 2019. Highland manufactures thermoformed plastic packaging for fresh produce and dairy products from a single production facility in Plant City, Florida, providing total packaging solutions for customers that include sophisticated engineered containers, flexographic printed labels, and inventory management through distribution warehouses in the Southeast and West Coast of the United States.
During the year ended December 31, 2019, the Company finalized its valuations of the assets acquired and liabilities assumed in acquisitions completed during 2018. As a result, the following measurement period adjustments were made to the previously disclosed provisional fair values of assets and liabilities acquired and are as follows:

	Conitex Sonoco	Compositub	Highland
Trade accounts receivable	$(77)	$203	$—
Inventories	—	50	—
Property, plant and equipment	(199)	(1,026)	1,895
Goodwill	2,246	(566)	(1,895)
Other intangible assets	300	1,888	—
Accrued expenses and other	(1,782)	(138)	—
Other net tangible assets/(liabilities)	(404)	(40)	—
Additional cash consideration	$84	$371	$—

Factors comprising the goodwill for Conitex Sonoco and Compositub, of which $2,000 and $1,965, respectively, is expected to be deductible for income tax purposes, include increased access to certain markets as well as the value of the assembled workforce. The financial results of Conitex Sonoco and Compositub are included in the Company's Paper and Industrial Converted Products segment and Consumer Packaging segment, respectively.
All of the goodwill for Highland is expected to be deductible for income tax purposes, and is comprised of increased access to certain markets as well as the value of the assembled workforce. Highland's financial results are included in the Company's Consumer Packaging segment and the business operates within the Company's global plastics division.
The Company does not believe that the results of the businesses acquired in 2018 were material to the years presented, individually or in the aggregate, and are therefore not subject to the supplemental pro-forma information required by ASC 805. Accordingly, this information is not presented herein.
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
Although neither of the acquisitions completed during 2017 were considered individually material, they were considered material on a combined basis. The following table presents the Company's estimated pro forma consolidated results for 2017, assuming both acquisitions had occurred January 1, 2016. This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had been completed as of the beginning of 2016, nor are they necessarily indicative of future consolidated results.

Consolidated Pro Forma Supplemental Information	Year Ended December 31, 2017
Packaging Holdings and Clear Lam	(unaudited)
Net sales	$5,143,066
Net income attributable to Sonoco	$178,205
Earnings per share:
Pro forma basic	$1.78
Pro forma diluted	$1.77
F-11 FORM 10-K SONOCO 2019 ANNUAL REPORT

The pro forma information above does not project the Company’s expected results of any future period and gives no effect for any future synergistic benefits that may result from consolidating these subsidiaries or costs from integrating their operations with those of the Company. Pro forma information for 2017 includes adjustments to depreciation, amortization, interest expense, and income taxes. Acquisition-related costs of $4,345 and non-recurring expenses related to fair value adjustments to acquisition-date inventory of $5,750 were recognized in 2017 in connection with the acquisitions of Packaging Holdings and Clear Lam. These costs are excluded from 2017 pro forma net income.
The following table presents the aggregate, unaudited financial results for Packaging Holdings and Clear Lam from their respective dates of acquisition:

Packaging Holdings and Clear Lam Post-Acquisition	Year Ended December 31, 2017
Actual net sales	$215,227
Actual net income	$3,886

Acquisition-related costs of $8,842, $14,446 and $13,790 were incurred in 2019, 2018 and 2017, respectively. These costs, consisting primarily of legal and professional fees, are included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income. Acquisition-related costs incurred in 2018 also include the previously discussed charge related to the acquisition-date fair value remeasurement of the Company's 30 percent investment in Conitex Sonoco and the foreign currency translation losses related to this investment.
The Company has accounted for these acquisitions as business combinations under the acquisition method of accounting, in accordance with the business combinations subtopic of the Accounting Standards Codification and, accordingly, has included their results of operations in the Company’s consolidated statements of net income from the respective dates of acquisition.
Dispositions
There were no dispositions during the years ended 2019, 2018 or 2017.

4. Restructuring and asset impairment
Due to its geographic footprint and the cost-competitive nature of its businesses, the Company is constantly seeking the most cost-effective means and structure to serve its customers and to respond to fundamental changes in its markets. As such, restructuring costs have been and are expected to be a recurring component of the Company's operating costs. The amount of these costs can vary significantly from year to year depending upon the scope and location of the restructuring activities.
Following are the total restructuring and asset impairment charges, net of adjustments, recognized during the periods presented:

	Year Ended December 31,
	2019	2018	2017
Restructuring and restructuring-related asset impairment charges	$44,819	$40,071	$19,834
Other asset impairments	15,061	—	18,585
Restructuring/Asset impairment charges	$59,880	$40,071	$38,419

"Restructuring and restructuring-related asset impairment charges" and "Other asset impairments" are included in “Restructuring/Asset impairment charges” in the Consolidated Statements of Income.
The Company expects to recognize future additional costs totaling approximately $2,800 in connection with previously announced restructuring actions. The Company believes that the majority of these charges will be incurred and paid by the end of 2020.
The table below sets forth restructuring and restructuring-related asset impairment charges by type incurred:

	Year Ended December 31,
	2019	2018	2017
Severance and Termination Benefits	$24,864	$15,224	$12,684
Asset Impairment/Disposal of Assets	9,674	6,193	120
Other Costs	10,281	18,654	7,030
Total restructuring and restructuring-related asset impairment charges	$44,819	$40,071	$19,834

The table below sets forth restructuring and restructuring-related asset impairment charges by reportable segment:

F-12 FORM 10-K SONOCO 2019 ANNUAL REPORT

	Year Ended December 31,
	2019	2018	2017
Consumer Packaging	$34,850	$15,205	$6,751
Display and Packaging	2,459	18,800	2,048
Paper and Industrial Converted Products	4,927	4,301	7,410
Protective Solutions	519	1,532	3,162
Corporate	2,064	233	463
Total restructuring and restructuring-related asset impairment charges	$44,819	$40,071	$19,834

The following table sets forth the activity in the restructuring accrual included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets:

Accrual Activity	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Liability, December 31, 2017	$5,982	$—	$1,164	$7,146
2018 charges	15,224	6,193	18,654	40,071
Cash (payments)/receipts	(15,844)	26,566	(17,541)	(6,819)
Asset write downs/disposals	—	(32,759)	—	(32,759)
Foreign currency translation	(69)	—	2	(67)
Liability, December 31, 2018	$5,293	$—	$2,279	$7,572
2019 charges	24,864	9,674	10,281	44,819
Cash (payments)/receipts	(19,386)	5,225	(11,983)	(26,144)
Asset write downs/disposals	—	(14,899)	—	(14,899)
Foreign currency translation	(6)	—	15	9
Liability, December 31, 2019	$10,765	$—	$592	$11,357
The Company expects to pay the majority of the remaining restructuring reserves by the end of 2020 using cash generated from operations.
During 2019, the Company announced the elimination of a forming film production line at a flexible packaging facility in Illinois, and initiated the closure of a composite can and injection molding facility in Germany, a composite can plant in Malaysia, a molded plastics plant in the United States (all part of the Consumer Packaging segment), and three tube and core plants - one in the United Kingdom, one in Norway, and one in Estonia (all part of the Paper and Industrial Converted Products segment). Restructuring actions in the Protective Solutions segment included charges associated with the exit of a protective packaging facility in Texas. In addition the Company continued to realign its cost structure, resulting in the elimination of approximately 223 positions.
"Asset Impairment/Disposal of Assets" recognized in 2019 consist primarily of the following asset impairment charges: $4,124 from the elimination of a forming film line at a flexible packaging facility in Illinois; $3,663 from the closure of a composite can and injection molding facility in Germany; $909 from the closure of a thermoformed packaging plant in California; $325 from the closure of a composite can plant in Malaysia; and $1,827 from various other restructuring actions during 2019. Partially offsetting these losses was a $1,173 gain from the sale of a vacant Protective Solutions facility in Connecticut for which the Company received cash proceeds of $929, released an environmental reserve of $675, the liability for which was assumed by the buyer, and wrote off assets with a book value of $431.
"Other costs" in 2019 consist primarily of costs related to plant closures including equipment removal, utilities, plant security, property taxes and insurance.
During 2018, the Company initiated the closures of a flexible packaging plant in North Carolina, a global brand management facility in Canada, and a thermoformed packaging plant in California (all part of the Consumer Packaging segment), and five tube and core plants - one in Alabama, one in Canada, one in Indonesia, one in Russia, and one in Norway (all part of the Paper and Industrial Converted Products segment), and a protective packaging plant in North Carolina (part of the Protective Solutions segment). Restructuring actions in the Display and Packaging segment included charges associated with exiting a single-customer contract at a packaging center in Atlanta, Georgia. In addition, the Company continued to realign its cost structure, resulting in the elimination of approximately 120 positions.
Included in "Asset Impairment/Disposal of Assets" above in 2018 are losses totaling $4,516 from the disposition of certain assets as a result of exiting a single-customer contract associated with a packaging center in Atlanta, Georgia. The Company received proceeds of $22,163 in conjunction with the sale of fixed assets with a net book value of $24,869, and wrote off inventory with a book value of $1,810. Also included in "Asset Impairment/Disposal of Assets" are net losses totaling $1,677 from various other restructuring actions during 2018.
"Other Costs" in 2018 include a contract termination fee of $9,600 relating to exiting the single-customer contract, a one-time building lease contract termination fee of $1,931 relating to the closure of a packaging services center in Mexico, as well as costs related to plant closures including equipment removal, utilities, plant security, property taxes and insurance.
Other Asset Impairments
During the Company's 2019 long-lived asset impairment testing, management concluded that certain assets within the temperature-controlled shipping solution business associated with the ThermoSafe division, part of the Protective Packaging segment, were impaired as the value of the projected cash flows from these assets was no longer sufficient to recover their carrying values. As a result, the Company recognized a pretax asset impairment charge of $10,099. Also during this testing, the Company impaired the assets and inventory associated with a plastic can business line in the United States (part of the Consumer Packaging segment) due to the inability to generate sufficient revenues associated with this product offering. As a result, the Company recognized an asset impairment charge of $4,054. In addition, the single customer served using certain proprietary technology in our flexible packaging business ended its relationship with Sonoco in 2019, resulting in the recognition of a pretax asset impairment charge for the remaining net book value of fixed assets and intangible assets totaling $908.
During the fourth quarter of 2017, the Company recognized the impairment of a power generating facility at its Hartsville manufacturing complex. The facility, which is part of the Paper and Industrial Converted Products segment, was determined to have been rendered obsolete by
F-13 FORM 10-K SONOCO 2019 ANNUAL REPORT

the Company's new biomass facility and was closed during the first quarter of 2018. As a result, the Company recognized a pretax asset impairment charge of $17,822 in December 2017.
Also in 2017, as a result of the continued devaluation of the Venezuelan Bolivar, the Company recognized impairment charges against inventories and certain long-term nonmonetary assets totaling $338. The assets were deemed to be impaired as the U.S. dollar value of the projected cash flows from these assets was no longer sufficient to recover their U.S. dollar carrying values. In addition, the Company has recognized foreign exchange remeasurement losses on net monetary assets of $425.
These asset impairment charges are included in “Restructuring/Asset impairment charges” in the Company’s Consolidated Statements of Income.
5. Book overdrafts and cash pooling
At December 31, 2019 and 2018, outstanding checks totaling $8,796 and $13,205, respectively, were included in “Payable to suppliers” on the Company’s Consolidated Balance Sheets. In addition, outstanding payroll checks of $38 and $114 as of December 31, 2019 and 2018, respectively, were included in “Accrued wages and other compensation” on the Company’s Consolidated Balance Sheets.
The Company uses a notional pooling arrangement with an international bank to help manage global liquidity requirements. Under this pooling arrangement, the Company and its participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits, and has the right to offset the cash deposits against the borrowings, the bank provides the Company and its participating subsidiaries favorable interest terms on both. The Company’s Consolidated Balance Sheets reflect a net cash deposit under this pooling arrangement of $4,409 and $2,562 as of December 31, 2019 and 2018, respectively.
6. Property, plant and equipment
Details of the Company's property, plant and equipment at December 31 are as follows:

	2019	2018
Land	$114,443	$110,698
Timber resources	42,338	41,862
Buildings	560,334	535,433
Machinery and equipment	3,077,500	2,977,156
Construction in progress	143,021	159,661
	3,937,636	3,824,810
Accumulated depreciation and depletion	(2,650,794)	(2,590,989)
Property, plant and equipment, net	$1,286,842	$1,233,821
Estimated costs for completion of capital additions under construction totaled approximately $102,836 at December 31, 2019.
Depreciation and depletion expense amounted to $186,540 in 2019, $188,533 in 2018 and $178,049 in 2017.
7. Leases
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
F-14 FORM 10-K SONOCO 2019 ANNUAL REPORT

The following table sets forth the balance sheet location and values of the Company’s lease assets and lease liabilities at December 31, 2019:

Classification	Balance Sheet Location	December 31, 2019
Lease Assets
Operating lease assets	Right of Use Asset - Operating Leases	$298,393
Finance lease assets	Other Assets	34,858
Total lease assets		$333,251

Lease Liabilities
Current operating lease liabilities	Accrued expenses and other	$54,048
Current finance lease liabilities	Notes payable and current portion of debt	10,803
Total current lease liabilities		$64,851

Noncurrent operating lease liabilities	Noncurrent Operating Lease Liabilities	$253,992
Noncurrent finance lease liabilities	Long-term Debt, Net of Current Portion	22,274
Total noncurrent lease liabilities		$276,266

Total lease liabilities		$341,117

As of December 31, 2019, the Company has entered into additional leases that have not yet commenced. The associated contracts include payments over the respective lease terms totaling $6,200, which are not reflected in the Company's liabilities recorded as of December 31, 2019. These leases should commence during fiscal year 2020 with lease terms of approximately 12 years.
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
The following table sets forth the components of the Company's total lease cost for the year ended December 31, 2019:

Lease Cost		Twelve months ended December 31, 2019
Operating lease cost	(a)	$61,845
Finance lease cost:
Amortization of lease asset	(a) (b)	6,965
Interest on lease liabilities	(c)	763
Variable lease cost	(a) (d)	51,616

Total lease cost		$121,189

(a) Production-related and administrative amounts are included in cost of sales and selling, general and administrative expenses, respectively.
(b) Included in depreciation and amortization.
(c) Included in interest expense.
(d) Also includes short term lease costs, which are deemed immaterial.

In compliance with ASC 842, the Company must provide the prior year disclosures required under the previous lease guidance (ASC 840) for comparative periods presented herein. Rental expense under operating leases for the year ended December 31, 2018 was $80,300 and $68,900 for the year ended December 31, 2017.

F-15 FORM 10-K SONOCO 2019 ANNUAL REPORT

The following table sets forth the five-year maturity schedule of the Company's lease liabilities as of December 31, 2019:

Maturity of Lease Liabilities	Operating Leases	Finance Leases	Total
2020	$55,681	$11,124	$66,805
2021	49,474	9,258	58,732
2022	43,418	7,322	50,740
2023	39,831	4,569	44,400
2024	33,424	2,355	35,779
Beyond 2024	167,463	227	167,690
Total lease payments	$389,291	$34,855	$424,146
Less: Interest	81,251	1,778	83,029
Lease Liabilities	$308,040	$33,077	$341,117
The following tables set forth the Company's weighted average remaining lease term and discount rates used in the calculation of its outstanding lease liabilities at December 31, 2019, along with other lease-related information for the year ended December 31, 2019:

Lease Term and Discount Rate	As of December 31, 2019
Weighted-average remaining lease term (years):
Operating leases	10.2
Finance leases	3.8
Weighted-average discount rate:
Operating leases	4.74%
Finance leases	2.97%

Other Information	Twelve Months Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$61,532
Operating cash flows used by finance leases	763
Financing cash flows used by finance leases	7,989
Leased assets obtained in exchange for new operating lease liabilities	28,762
Leased assets obtained in exchange for new finance lease liabilities	24,106

8. Goodwill and other intangible assets
Goodwill
The changes in the carrying amount of goodwill by segment for the year ended December 31, 2019, are as follows:

	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Total
Balance as of January 1, 2019	$617,332	$203,414	$256,947	$231,474	$1,309,167
Acquisitions	75,595	—	43,427	—	119,022
Measurement period adjustments	(2,461)	—	2,246		(215)
Foreign currency translation	777	—	421	174	1,372
Balance as of December 31, 2019	$691,243	$203,414	$303,041	$231,648	$1,429,346

Acquisitions in 2019 resulted in the addition of $119,022 of goodwill, including $43,427 in connection with the August 2019 acquisition of Corenso and $75,595 in connection with the December 2019 acquisition of TEQ. Additionally, measurement period adjustments were made in 2019 to the fair values of the assets acquired and the liabilities assumed in the 2018 acquisitions of Compositub, Highland, and Conitex Sonoco resulting in increases/(decreases) in goodwill of $(566), $(1,895) and $2,246, respectively. These adjustments are reflected above in "Measurement period adjustments." See Note 3 for additional information.
The Company assesses goodwill for impairment annually during the third quarter, or from time to time when warranted by the facts and circumstances surrounding individual reporting units or the Company as a whole. The Company completed its most recent annual goodwill impairment testing during the third quarter of 2019. As part of this testing, the Company analyzed certain qualitative and quantitative factors in determining goodwill impairment. The Company's assessments reflected a number of significant management assumptions and estimates including the Company's forecast of sales, profit margins, and discount rates. Changes in these assumptions could materially impact the
F-16 FORM 10-K SONOCO 2019 ANNUAL REPORT

Company's conclusions. Based on its assessments, the Company concluded that there was no impairment of goodwill for any of its reporting units.
Although no reporting units failed the assessments noted above, in management’s opinion, the goodwill of the Display and Packaging reporting unit is at risk of impairment in the near term if there is a negative change in the long-term outlook for the business or in other factors such as the discount rate. A large portion of projected sales in this reporting unit is concentrated in several major customers, the loss of any of which could impact the Company's conclusion regarding the likelihood of goodwill impairment for the unit. Total goodwill associated with this reporting unit was $203,414 at December 31, 2019. Based on the latest annual impairment test, the estimated fair value of the Display and Packaging reporting unit exceeded its carrying value by approximately 35%. In its 2019 annual goodwill impairment analysis, projected future cash flows for Display and Packaging were discounted at 8.9%. Based on the discounted cash flow model and holding other valuation assumptions constant, Display and Packaging projected operating profits across all future periods would have to be reduced approximately 27%, or the discount rate increased to 12.5%, in order for the estimated fair value to fall below the reporting unit’s carrying value.
During the time subsequent to the annual evaluation, and at December 31, 2019, the Company considered whether any events and/or changes in circumstances had resulted in the likelihood that the goodwill of any of its reporting units may have been impaired. It is management's opinion that no such events have occurred.

Other intangible assets
Details at December 31 are as follows:

	2019	2018
Other Intangible Assets, Gross:
Patents	$26,096	$22,509
Customer lists	632,036	548,038
Trade names	32,427	31,174
Proprietary technology	24,525	28,748
Land use rights	172	282
Other	2,125	2,093
Other Intangible Assets, Gross	$717,381	$632,844
Accumulated Amortization:
Patents	$(11,669)	$(9,539)
Customer lists	(287,831)	(246,946)
Trade names	(9,985)	(7,413)
Proprietary technology	(17,910)	(15,400)
Land use rights	(51)	(48)
Other	(1,643)	(1,461)
Accumulated Amortization	$(329,089)	$(280,807)
Other Intangible Assets, Net	$388,292	$352,037

The acquisitions of Corenso in August 2019 and TEQ in December 2019 resulted in the addition of $29,170 and $56,170, respectively, of intangible assets, mostly related to customer lists. In addition, measurement period adjustments were made in 2019 to finalize the fair values of the assets acquired and the liabilities assumed in the 2018 acquisitions of Compositub and Conitex Sonoco resulting in increases in other intangible assets, primarily customer lists, of $1,888 and $300, respectively. See Note 3 for additional information. In the fourth quarter of 2019, the Company wrote off patents with a net book value totaling $340 resulting from the loss of the single flexible packaging customer it served using the particular technology.
Aggregate amortization expense on intangible assets was $51,580, $47,177 and $38,165 for the years ended December 31, 2019, 2018 and 2017, respectively. Amortization expense on intangible assets is expected to approximate $54,200 in 2020, $52,500 in 2021, $49,700 in 2022, $44,500 in 2023 and $35,000 in 2024.
9. Debt
Details of the Company's debt at December 31 were as follows:

	2019	2018
5.75% debentures due November 2040	$599,244	$599,208
4.375% debentures due November 2021	249,428	249,116
9.2% debentures due August 2021	4,318	4,315
1.00% Euro loan due May 2021	167,272	169,976
Term loan, due May 2020	200,000	—
Term loan, due July 2022	146,569	158,949
Commercial paper, average rate of 2.40% in 2019 and 2.15% in 2018	250,000	120,000
Other foreign denominated debt, average rate of 5.3% in 2019 and 3.7% in 2018	16,734	57,867
Finance lease obligations	33,077	—
Other notes	14,727	25,731
Total debt	1,681,369	1,385,162
Less current portion and short-term notes	488,234	195,445
Long-term debt	$1,193,135	$1,189,717

F-17 FORM 10-K SONOCO 2019 ANNUAL REPORT

On May 17, 2019, the Company entered into a 364-day, $200,000 term loan with Wells Fargo Bank, National Association. The full $200,000 was drawn from this facility on May 20, 2019, and the proceeds were used to make voluntary contributions to the Company's U.S. defined benefit pension plans. This unsecured loan has a 364-day term and the Company has a one-time option to request an extension of the term for an additional 364 days if it meets certain conditions. Interest is assessed at the London Interbank Offered Rate (LIBOR) plus a margin based on a pricing grid that uses the Company's credit ratings. The LIBOR margin at December 31, 2019 was 100 basis points. There is no required amortization and repayment can be accelerated at any time at the discretion of the Company.
On July 20, 2017, the Company entered into a Credit Agreement in connection with a new $750,000 bank credit facility with a syndicate of eight banks replacing an existing credit facility entered into on October 2, 2014, and reflecting substantially the same terms and conditions. Included in the new facility are a $500,000 five-year revolving credit facility and a $250,000 five-year term loan. Based on the pricing grid in the Credit Agreement and the Company's current credit ratings, the borrowing has an all-in drawn margin of 112.5 basis points above the LIBOR. Borrowings under the Credit Agreement are pre-payable at any time at the discretion of the Company and the term loan has annual amortization payments totaling $12,500. Proceeds from this term loan were used to repay an earlier term loan and to partially fund the Clear Lam acquisition. During 2018, the Company prepaid an additional $75,000 of the term loan.
The $500,000 revolving credit facility supports the Company's $500,000 commercial paper program. If circumstances were to prevent the Company from issuing commercial paper, it has the contractual right to draw funds directly on the underlying bank credit facility. The Company had $250,000 of outstanding commercial paper at December 31, 2019 and $120,000 at December 31, 2018.
In addition to the $500,000 committed revolving bank credit facility, the Company had approximately $237,000 available under unused short-term lines of credit at December 31, 2019. These short-term lines of credit are for general Company purposes, with interest at mutually agreed-upon rates.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenants currently require the Company to maintain a minimum level of interest coverage, and a minimum level of net worth, as defined. As of December 31, 2019, the Company had substantial tolerance above the minimum levels required under these covenants.
The principal requirements of debt maturing in the next five years are:

	2020	2021	2022	2023	2024
Debt maturities by year	$488,234	$444,715	$130,812	$6,639	$3,646

10. Financial instruments and derivatives
The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments where the carrying amount differs from the fair value.

	December 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$1,193,135	$1,351,397	$1,189,717	$1,270,521
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
Cash flow hedges
At December 31, 2019 and 2018, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. To the extent considered effective, the changes in fair value of these contracts are recorded in other comprehensive income and reclassified to income or expense in the period in which the hedged item impacts earnings.
Commodity cash flow hedges
The Company has entered into certain derivative contracts to manage some of the cost of anticipated purchases of natural gas and aluminum. At December 31, 2019, natural gas swaps covering approximately 4.4 million MMBTUs were outstanding. These contracts represent approximately 61% of anticipated U.S. and Canadian usage for 2020. Additionally, the Company had swap contracts covering 1,225 metric tons of aluminum representing approximately 23% of anticipated usage for 2020. The total fair values of the Company’s commodity cash flow hedges were in net loss positions totaling $(1,625) and $(1,571) at December 31, 2019 and December 31, 2018, respectively. The amount of the loss included in accumulated other comprehensive loss at December 31, 2019, expected to be reclassified to the income statement during the next twelve months is $(1,578).
F-18 FORM 10-K SONOCO 2019 ANNUAL REPORT

Foreign currency cash flow hedges
The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales and purchases forecasted to occur in 2020. The net positions of these contracts at December 31, 2019, were as follows:

Currency	Action	Quantity
Colombian peso	Purchase	15,486,745
Mexican peso	Purchase	335,494
Polish zloty	Purchase	89,750
Czech koruna	Purchase	40,333
Canadian dollar	Purchase	20,812
British pound	Purchase	6,187
Turkish lira	Purchase	3,419
New Zealand dollar	Sell	(439)
Australian dollar	Sell	(929)
Swedish krona	Sell	(3,933)
Euro	Sell	(30,323)
Russian ruble	Sell	(182,187)
The fair values of the Company’s foreign currency cash flow hedges related to forecasted sales and purchases netted to a gain position of $1,058 at December 31, 2019 and a loss position of $(1,712) at December 31, 2018. Gains of $1,057 are expected to be reclassified from accumulated other comprehensive loss to the income statement during the next twelve months. In addition, the Company has entered into forward contracts to hedge certain foreign currency cash flow transactions related to construction in progress. As of December 31, 2019 and December 31, 2018, the net position of these contracts was $1 and $(305) respectively. Gains totaling $107 and losses of $(88) were reclassified from accumulated other comprehensive loss and netted against the carrying value of the capitalized expenditures during the years ended December 31, 2019 and December 31, 2018, respectively. Gains of $1 are expected to be reclassified from accumulated other comprehensive loss and included in the carrying value of the related fixed assets acquired during the next twelve months.
Other derivatives
The Company routinely enters into forward contracts or swaps to economically hedge the currency exposure of intercompany debt and existing foreign currency denominated receivables and payables. The Company does not apply hedge accounting treatment under ASC 815 for these instruments. As such, changes in fair value are recorded directly to income and expense in the periods that they occur. The net positions of these contracts at December 31, 2019, were as follows:

Currency	Action	Quantity
Colombian peso	Purchase	10,536,995
Mexican peso	Purchase	320,964
Canadian dollar	Purchase	10,931
The fair value of the Company’s other derivatives was $54 and $166 at December 31, 2019 and 2018, respectively.
The following table sets forth the location and fair values of the Company’s derivative instruments:

		Fair Value at December 31
Description	Balance Sheet Location	2019	2018
Derivatives designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$—	$282
Commodity Contracts	Other assets	$—	$—
Commodity Contracts	Accrued expenses and other	$(1,625)	$(1,843)
Commodity Contracts	Other liabilities	$—	$(10)
Foreign Exchange Contracts	Prepaid expenses	$1,236	$770
Foreign Exchange Contracts	Accrued expenses and other	$(178)	$(2,482)
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Prepaid expenses	$88	$727
Foreign Exchange Contracts	Accrued expenses and other	$(34)	$(561)
While certain of the Company's derivative contract arrangements with its counterparties provide for the ability to settle contracts on a net basis, the Company reports its derivative positions on a gross basis. There are no collateral arrangements or requirements in these agreements.
Beginning in January 2020, the Company is party to a cross-currency swap agreement with a notional amount of $250,000 to effectively convert a portion of the Company's fixed-rate U.S. dollar denominated debt, including the semi-annual interest payments, to fixed-rate euro-denominated debt. The swap agreement matures November 1, 2024. Under the terms of the swap agreement, the Company will receive semi-annual interest payments in U.S. dollars at a rate of 5.75% and pay interest in euros at a rate of 3.856%.

F-19 FORM 10-K SONOCO 2019 ANNUAL REPORT

The following table sets forth the effect of the Company’s derivative instruments on financial performance for the twelve months ended December 31, 2019, excluding the gains on foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to the carrying value of the capitalized expenditures:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income
Derivatives in Cash Flow Hedging Relationships:
Foreign Exchange Contracts	$2,495	Net sales	$1,381
		Cost of sales	$(1,758)
Commodity Contracts	$216	Cost of sales	$270
		Location of Gain or (Loss) Recognized in Income Statement	Gain or (Loss) Recognized
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts		Cost of sales	$—
		Selling, general and administrative	$(704)
Description	Revenue	Cost of Sales
Total amount of income and expense line items presented in the Consolidated Statements of Income	$1,381	$(1,488)

The effects of cash flow hedging:

Gain or (loss) on cash flow hedging relationships:
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into net income	$1,381	$(1,758)

Commodity contract:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into net income	$—	$270

F-20 FORM 10-K SONOCO 2019 ANNUAL REPORT

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

Gain or (loss) on cash flow hedging relationships:
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into net income	$(203)	$(20)

Commodity contract:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into net income	$—	$115

F-21 FORM 10-K SONOCO 2019 ANNUAL REPORT

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
The following tables set forth information regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis:

Description	December 31, 2019	Assets measured at NAV (g)	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(1,625)	$—	$—	$(1,625)	$—
Foreign exchange contracts	1,058	—	—	1,058	—
Non-hedge derivatives, net:
Foreign exchange contracts	54	—	—	54	—

Postretirement benefit plan assets:
Common Collective Trust (a)	$1,212,114	$1,212,114	$—	$—	$—
Mutual funds(b)	171,198	—	—	171,198	—
Fixed income securities(c)	192,598	—	—	192,598	—
Short-term investments(d)	1,201		23	1,178	—
Hedge fund of funds(e)	75,108	75,108	—	—	—
Real estate funds(f)	938	938	—	—	—
Cash and accrued income	43,244	—	43,244	—	—
Total postretirement benefit plan assets	$1,696,401	$1,288,160	$43,267	$364,974	$—
Description	December 31, 2018	Assets measured at NAV (g)	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(1,571)	$—	$—	$(1,571)	$—
Foreign exchange contracts	(1,712)	—	—	(1,712)	—
Non-hedge derivatives, net:
Foreign exchange contracts	166	—	—	166	—
Deferred compensation plan assets	260	—	260	—	—

Postretirement benefit plan assets:
Common Collective Trust (a)	$862,565	$862,565	$—	$—	$—
Mutual funds(b)	157,088	—	—	157,088	—
Fixed income securities(c)	175,543	—	—	175,543	—
Short-term investments(d)	1,166		38	1,128	—
Hedge fund of funds(e)	71,354	71,354	—	—	—
Real estate funds(f)	61,249	61,249	—	—	—
Cash and accrued income	786	—	786	—	—
Total postretirement benefit plan assets	$1,329,751	$995,168	$824	$333,759	$—
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
F-22 FORM 10-K SONOCO 2019 ANNUAL REPORT

international equities, arbitrage investments and emerging market equity investments. Investments are valued at unit values or net asset values provided by the investment managers.
f.This category includes investments in real estate funds (including office, industrial, residential and retail). Underlying real estate securities are generally valued at closing prices from national exchanges.
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
The Company does not currently have any nonfinancial assets or liabilities that are recognized or disclosed at fair value on a recurring basis. None of the Company's financial assets or liabilities are measured at fair value using significant unobservable inputs. There were no transfers in or out of Level 1 or Level 2 fair value measurements during the years ended December 31, 2019 or 2018. For additional fair value information on the Company's financial instruments, see Note 10.
12. Share-based compensation plans
The Company provides share-based compensation to certain employees and non-employee directors in the form of stock appreciation rights, restricted stock units and other share-based awards. Beginning in 2019, share-based awards were issued pursuant to the Sonoco Products Company 2019 Omnibus Incentive Plan (the "2019 Plan"), which became effective upon approval by the shareholders on April 17, 2019. Awards issued from 2014 through 2018 were issued pursuant to the Sonoco Products Company 2014 Long-Term Incentive Plan (the “2014 Plan”); awards issued from 2012 through 2013 were issued pursuant to the Sonoco Products Company 2012 Long-Term Incentive Plan (the “2012 Plan”); and awards issued from 2009 through 2011 were issued pursuant to the Sonoco Products Company 2008 Long-Term Incentive Plan (the “2008 Plan”). Awards issued prior to 2009 were issued pursuant to the 1991 Key Employee Stock Plan (the “1991 Plan”) or the 1996 Non-Employee Directors Stock Plan (the “1996 Plan”).
A total of 12,000,000 shares of common stock are reserved for awards granted under the 2019 Plan. As of the April 17, 2019 effective date, the 2019 Plan superseded the 2014 Plan and became the only plan under which equity-based compensation may be awarded to employees and non-employee directors. However, any awards under any of the prior plans that were outstanding on the effective date of the 2019 Plan remain subject to the terms and conditions, and continue to be governed, by such prior plans. Awards issued between January 1 and April 16, 2019 were effectively issued under the 2019 Plan when such awards were transferred over to be applied against the 2019 Plan’s reserve. Share reserve reductions for restricted and performance-based stock awards originally granted under the 2014 Plan were weighted higher than stock appreciation rights in accordance with the shareholder-approved conversion formula included within the 2019 Plan. Awards granted under all previous plans which are forfeited, expire or are canceled without delivery of shares, or which result in forfeiture of shares back to the Company, will be added to the total shares available under the 2019 Plan. At December 31, 2019, a total of 10,765,398 shares remain available for future grant under the 2019 Plan. The Company issues new shares for stock appreciation right exercises and stock unit conversions. The Company’s stock-based awards to non-employee directors have not been material.
Accounting for share-based compensation
Total compensation cost for share-based payment arrangements was $14,334, $10,730 and $13,488, for 2019, 2018 and 2017, respectively. The related tax benefit recognized in net income was $3,500, $2,678, and $5,058, for the same years, respectively. Share-based compensation expense is included in “Selling, general and administrative expenses” in the Consolidated Statements of Income.
An “excess” tax benefit is created when the tax deduction for an exercised stock appreciation right, exercised stock option or converted stock unit exceeds the compensation cost that has been recognized in income. The additional net excess tax benefit realized was $3,520, $3,528 and $2,453 for 2019, 2018 and 2017, respectively.
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
The Company grants SARs annually on a discretionary basis to key employees. These SARs have an exercise price equal to the closing market price on the date of the grant and can be settled only in stock. The SARs granted in and since 2015 vest over three years, with one-third vesting on each anniversary date of the grant, and have 10-year terms. As of December 31, 2019, unrecognized compensation cost related to nonvested SARs totaled $2,413. This cost will be recognized over the remaining weighted-average vesting period of approximately 24 months. Noncash stock-based compensation associated with SARs totaled $3,227, $2,415, and $3,719 for 2019, 2018, and 2017, respectively.
F-23 FORM 10-K SONOCO 2019 ANNUAL REPORT

The aggregate intrinsic value of SARS exercised during 2019, 2018, and 2017 was $11,836, $9,029, and $3,786, respectively. The weighted-average grant date fair value of SARs granted was $8.30, $6.55 and $7.29 per share in 2019, 2018 and 2017, respectively. The Company computed the estimated fair values of all SARs using the Black-Scholes option-pricing model applying the assumptions set forth in the following table:

	2019	2018	2017
Expected dividend yield	2.7%	3.1%	2.7%
Expected stock price volatility	16.6%	16.2%	17.2%
Risk-free interest rate	2.6%	2.8%	2.0%
Expected life of SARs	6 years	6 years	6 years
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
The activity related to the Company’s SARs is as follows:

	Nonvested	Vested	Total	Weighted- average Exercise Price
Outstanding, December 31, 2018	1,119,602	712,756	1,832,358	$47.41
Vested	(620,026)	620,026	—
Granted	543,278	—	543,278	$60.76
Exercised	—	(664,797)	(664,797)	$43.92
Forfeited/Expired	(135,841)	(12,875)	(148,716)	$53.36
Outstanding, December 31, 2019	907,013	655,110	1,562,123	$52.95
Exercisable, December 31, 2019	—	655,110	655,110	$47.69

The weighted average remaining contractual life for SARs outstanding and exercisable at December 31, 2019 was 7.5 years and 6.0 years, respectively. The aggregate intrinsic value for SARs outstanding and exercisable at December 31, 2019 was $13,375 and $8,931, respectively. At December 31, 2019, the fair market value of the Company’s stock used to calculate intrinsic value was $61.72 per share.

Performance-based stock awards
The Company grants performance contingent restricted stock units (PCSUs) annually on a discretionary basis to executive officers and certain key management employees. The ultimate number of PCSUs awarded is dependent upon the degree to which performance, relative to defined targets related to earnings and return on net assets employed, are achieved over a three-year performance cycle. PCSUs granted vest at the end of the three-year performance period if the respective performance targets are met. No units will be awarded if the performance targets are not met. Upon vesting, PCSUs are convertible into common shares on a one-for-one basis. Except in the event of the participant's death, disability, or retirement, if a participant is not employed by the Company at the end of the performance period, no PCSU's will vest. However, in the event of the participant’s death, disability or retirement prior to full vesting, shares will be issued on a pro rata basis up through the time the participant’s employment or service ceases. In the event of a change in control, as defined under the 2014 Plan and the 2019 Plan, all unvested PCSUs will vest at target on a pro rata basis if the change in control occurs during the three-year performance period.

The activity related to performance contingent restricted stock units is as follows:

	Nonvested	Vested	Total	Average Grant Date Fair Value per Share
Outstanding, December 31, 2018	329,532	322,287	651,819	$40.21
Granted	115,412	—	115,412	$56.04
Performance adjustments	(42,866)	—	(42,866)	$45.75
Vested	(84,522)	84,522	—
Converted	—	(177,902)	(177,902)	$35.55
Cancelled	(18,720)	—	(18,720)	$47.75
Dividend equivalents	—	4,190	4,190	$60.42
Outstanding, December 31, 2019	298,836	233,097	531,933	$44.65

F-24 FORM 10-K SONOCO 2019 ANNUAL REPORT

2019 PCSU. As of December 31, 2019, the 2019 PCSUs to be awarded are estimated to range from 0 to 228,650 units and are tied to the three-year performance period ending December 31, 2021.
2018 PCSU. As of December 31, 2019, the 2018 PCSUs to be awarded are estimated to range from 0 to 253,962 units and are tied to the three-year performance period ending December 31, 2020.
2017 PCSU. The performance cycle for the 2017 PCSUs was completed on December 31, 2019. Outstanding stock units of 84,522 units were determined to have been earned. The fair value of these units was $5,217 as of December 31, 2019.
2016 PCSU. The performance cycle for the 2016 PCSUs was completed on December 31, 2018. Outstanding stock units of 132,534 units were determined to have been earned, all of which qualified for vesting on December 31, 2018. The fair value of these units was $7,042 as of December 31, 2018.
2015 PCSU. The performance cycle for the 2015 PCSUs was completed on December 31, 2017. Outstanding stock units of 135,695 units were determined to have been earned, all of which qualified for vesting on December 31, 2017. The fair value of these units was $7,211 as of December 31, 2017.
The weighted-average grant-date fair value of PCSUs granted was $56.04, $46.33, and $50.11 per share in 2019, 2018 and 2017, respectively. Noncash stock-based compensation associated with PCSUs totaled $5,171, $4,725 and $3,896 for 2019, 2018 and 2017, respectively. As of December 31, 2019, there was approximately $6,806 of total unrecognized compensation cost related to nonvested PCSUs. This cost is expected to be recognized over a weighted-average period of 19 months.
Restricted stock awards
During 2019, 2018 and 2017, the Company granted awards of restricted stocks units (RSUs) to executive officers and certain key management employees. These awards vest over a three-year period with one-third vesting on each anniversary date of the grant. Participants must be actively employed by the Company on the vesting date for shares to be issued, except in the event of the participant’s death, disability, or involuntary (or good reason) termination within two years of a change in control prior to full vesting, in which case shares will immediately vest. Once vested, these awards do not expire.
The Company from time to time grants special RSUs to certain of its executive officers and directors. These awards normally vest over a five-year period with one-third vesting on each of the third, fourth and fifth anniversaries of the grant, but in some circumstances may vest over a shorter period, or cliff vest at the end of the five-year period. A participant must be actively employed by, or serving as a director of, the Company on the vesting date for shares to be issued. However, certain award agreements provide that in the event of the participant’s death, disability or retirement prior to full vesting, shares would be issued on a pro rata basis up through the time the participant’s employment or service ceases.
Officers and directors can elect to defer receipt of RSUs, but key management employees are required to take receipt of stock issued. The weighted-average grant-date fair value of RSUs granted was $57.76, $48.36 and $51.68 per share in 2019, 2018 and 2017, respectively. The fair value of shares vesting during the year was $3,217, $6,900, and $2,790 for 2019, 2018 and 2017, respectively.
Noncash stock-based compensation associated with restricted stock grants totaled $3,351, $2,138 and $3,554 for 2019, 2018 and 2017, respectively. As of December 31, 2019, there was $3,768 of total unrecognized compensation cost related to nonvested restricted stock units. This cost is expected to be recognized over a weighted-average period of 33 months.

The activity related to restricted stock units is as follows:

	Nonvested	Vested	Total	Average Grant Date Fair Value Per Share
Outstanding, December 31, 2018	158,381	151,414	309,795	$38.41
Granted	69,686	—	69,686	$57.76
Vested	(54,352)	54,352	—
Converted	—	(114,981)	(114,981)	$40.00
Cancelled	(18,701)	—	(18,701)	$50.69
Dividend equivalents	1,563	3,923	5,486	$60.71
Outstanding, December 31, 2019	156,577	94,708	251,285	$46.14
Deferred compensation plans
Certain officers of the Company receive a portion of their compensation, either current or deferred, in the form of stock equivalent units. Units are granted as of the day the cash compensation would have otherwise been paid using the closing price of the Company’s common stock on that day. Deferrals into stock equivalent units are converted into phantom stock equivalents as if Sonoco shares were actually purchased. The units immediately vest and earn dividend equivalents. Units are distributed in the form of common stock upon retirement over a period elected by the employee.
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
The activity related to deferred compensation for equity award units granted to both employees and non-employee directors combined is as follows:

Total
Outstanding, December 31, 2018	390,354
Deferred	46,065
Converted	(80,288)
Dividend equivalents	11,016
Outstanding, December 31, 2019	367,147

Deferred compensation for employees and directors of $2,585, $1,452, and $2,850, which will be settled in Company stock at retirement, was deferred during 2019, 2018, and 2017, respectively.
F-25 FORM 10-K SONOCO 2019 ANNUAL REPORT

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
The components of net periodic benefit cost include the following:

	2019	2018	2017
Retirement Plans
Service cost	$3,968	$18,652	$18,543
Interest cost	57,348	54,970	55,873
Expected return on plan assets	(65,143)	(91,021)	(81,212)
Amortization of prior service cost	1,022	916	910
Amortization of net actuarial loss	30,681	37,391	39,209
Effect of settlement loss	2,377	730	32,761
Effect of curtailment loss	—	256	—
Net periodic benefit cost	$30,253	$21,894	$66,084
Retiree Health and Life Insurance Plans
Service cost	$308	$297	$313
Interest cost	467	452	463
Expected return on plan assets	(718)	(1,135)	(1,636)
Amortization of prior service credit	(498)	(498)	(499)
Amortization of net actuarial gain	(823)	(1,120)	(759)
Net periodic benefit income	$(1,264)	$(2,004)	$(2,118)
F-26 FORM 10-K SONOCO 2019 ANNUAL REPORT

The following tables set forth the Plans’ obligations and assets at December 31:

	Retirement Plans		Retiree Health and Life Insurance Plans
	2019	2018	2019	2018
Change in Benefit Obligation
Benefit obligation at January 1	$1,684,277	$1,837,938	$14,048	$15,691
Service cost	3,968	18,652	308	297
Interest cost	57,348	54,970	467	452
Plan participant contributions	224	429	680	620
Plan amendments	1,343	155	—	—
Actuarial loss/(gain)	316,547	(115,153)	589	(398)
Benefits paid	(92,636)	(93,053)	(1,621)	(2,569)
Impact of foreign exchange rates	11,952	(21,636)	24	(45)
Effect of settlements	(8,101)	(2,210)	—	—
Effect of curtailments	—	(253)	—	—
Acquisitions	1,275	4,438	—	—
Benefit obligation at December 31	$1,976,197	$1,684,277	$14,495	$14,048

	Retirement Plans		Retiree Health and Life Insurance Plans
	2019	2018	2019	2018
Change in Plan Assets
Fair value of plan assets at January 1	$1,318,832	$1,494,713	$10,919	$27,177
Actual return on plan assets	242,823	(78,447)	2,327	(915)
Company contributions	215,979	24,524	682	(13,302)
Plan participant contributions	224	429	680	620
Benefits paid	(92,636)	(93,053)	(1,621)	(2,569)
Impact of foreign exchange rates	12,869	(22,380)	—	—
Effect of settlements	(8,101)	(2,210)	—	—
Expenses paid	(7,084)	(6,670)	(106)	(92)
Acquisitions	614	1,926	—	—
Fair value of plan assets at December 31	$1,683,520	$1,318,832	$12,881	$10,919
Funded Status of the Plans	$(292,677)	$(365,445)	$(1,614)	$(3,129)

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

	Retirement Plans		Retiree Health and Life Insurance Plans
	2019	2018	2019	2018
Total Recognized Amounts in the Consolidated Balance Sheets
Noncurrent assets	$24,196	$18,520	$—	$—
Current liabilities	(13,913)	(12,935)	(784)	(983)
Noncurrent liabilities	(302,960)	(371,030)	(830)	(2,146)
Net liability	$(292,677)	$(365,445)	$(1,614)	$(3,129)

Items not yet recognized as a component of net periodic pension cost that are included in Accumulated Other Comprehensive Loss (Income) as of December 31, 2019 and 2018, are as follows:

	Retirement Plans		Retiree Health and Life Insurance Plans
	2019	2018	2019	2018
Net actuarial loss/(gain)	$759,610	$646,254	$(7,055)	$(6,964)
Prior service cost/(credit)	6,159	5,514	(279)	(777)
	$765,769	$651,768	$(7,334)	$(7,741)
F-27 FORM 10-K SONOCO 2019 ANNUAL REPORT

The amounts recognized in Other Comprehensive Loss/(Income) include the following:

	Retirement Plans			Retiree Health and Life Insurance Plans
	2019	2018	2017	2019	2018	2017
Adjustments arising during the period:
Net actuarial loss/(gain)	$146,414	$58,544	$(10,732)	$(914)	$1,738	$(3,525)
Prior service cost/(credit)	1,667	2,906	639	—	—	—
Net settlements/curtailments	(2,377)	(986)	(32,761)	—	—	—
Reversal of amortization:
Net actuarial (loss)/gain	(30,681)	(37,391)	(39,209)	823	1,120	759
Prior service (cost)/credit	(1,022)	(916)	(910)	498	498	499
Total recognized in other comprehensive loss/(income)	$114,001	$22,157	$(82,973)	$407	$3,356	$(2,267)
Total recognized in net periodic benefit cost and other comprehensive loss/(income)	$144,254	$44,051	$(16,889)	$(857)	$1,352	$(4,385)

Of the amounts included in Accumulated Other Comprehensive Loss/(Income) as of December 31, 2019, the portions the Company expects to recognize as components of net periodic benefit cost in 2020 are as follows:

	Retirement Plans	Retiree Health and Life Insurance Plans
Net actuarial loss/(gain)	$22,486	$(808)
Prior service cost/(credit)	1,037	(279)
	$23,523	$(1,087)
The accumulated benefit obligation for all defined benefit plans was $1,959,010 and $1,668,396 at December 31, 2019 and 2018, respectively.
The projected benefit obligation (PBO), accumulated benefit obligation (ABO) and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were, $1,658,018, $1,651,740 and $1,341,556, respectively, as of December 31, 2019, and $1,397,040, $1,391,129 and $1,013,173, respectively, as of December 31, 2018.
The following table sets forth the Company’s projected benefit payments for the next ten years:

Year	Retirement Plans	Retiree Health and Life Insurance Plans
2020	$96,448	$1,344
2021	$93,436	$1,305
2022	$94,786	$1,269
2023	$95,830	$1,230
2024	$97,372	$1,173
2025-2029	$508,354	$5,344

Plan termination, settlements, changes and amendments
In July 2019, the Company's Board of Directors approved a resolution to terminate the Sonoco Pension Plan for Inactive Participants (the "Inactive Plan"), a tax-qualified defined benefit plan, effective September 30, 2019. Upon approval from the Pension Benefit Guaranty Corporation, and following completion of a limited lump sum offering, the Company is expected to settle all remaining liabilities under the Inactive Plan through the purchase of annuities. The Company anticipates making additional contributions to the Inactive Plan of approximately $150,000 in late 2020 or early 2021 in order to be fully funded on a termination basis at the time of the annuity purchase. However, the actual amount of the Company's long-term liability when it is transferred, and the related cash contribution requirement, will depend upon the nature and timing of participant settlements, as well as prevailing market conditions. Non-cash, pretax settlement charges totaling approximately $600,000 are expected to be recognized beginning in 2020 as the lump sum payouts and annuity purchases are made. The termination of the Inactive Plan will apply to participants who have separated service from Sonoco and to non-union active employees who no longer accrue pension benefits. There is no change in the cumulative benefit previously earned by the approximately 11,000 impacted participants as a result of these actions, and the Company will continue to manage and support the Active Plan, comprised of approximately 600 active participants who continue to accrue benefits in accordance with a flat-dollar multiplier formula.
Settlement charges totaling $2,377 and $730 were recognized in 2019 and 2018, respectively, primarily as a result of payments made to certain participants of the Company's Canadian pension plan who elected a lump-sum distribution option upon retirement.
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

F-28 FORM 10-K SONOCO 2019 ANNUAL REPORT

Assumptions
The following tables set forth the major actuarial assumptions used in determining the benefit obligation and net periodic cost:

Weighted-average assumptions used to determine benefit obligations at December 31	U.S. Retirement Plans	U.S. Retiree Health and Life Insurance Plans	Foreign Plans
Discount Rate
2019	2.87%	2.89%	2.28%
2018	4.24%	4.02%	3.11%
Rate of Compensation Increase
2019	—%	3.04%	3.37%
2018	—%	3.06%	3.65%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31	U.S. Retirement Plans	U.S. Retiree Health and Life Insurance Plans	Foreign Plans
Discount Rate
2019	4.24%	4.02%	3.11%
2018	3.59%	3.36%	2.78%
2017	4.12%	3.70%	2.95%
Expected Long-term Rate of Return
2019	6.63%	6.73%	4.62%
2018	6.87%	6.95%	4.84%
2017	6.86%	6.98%	4.52%
Rate of Compensation Increase
2019	—%	3.06%	3.65%
2018	3.40%	3.28%	3.62%
2017	3.60%	3.32%	3.65%
The Company adjusts its discount rates at the end of each fiscal year based on yield curves of high-quality debt instruments over durations that match the expected benefit payouts of each plan. The discount rate used to calculate the benefit obligation and funded status of the Inactive Plan at December 31, 2019, was determined on a plan termination basis. The expected long-term rate of return assumption is based on the Company’s current and expected future portfolio mix by asset class, and expected nominal returns of these asset classes using an economic “building block” approach. Expectations for inflation and real interest rates are developed and various risk premiums are assigned to each asset class based primarily on historical performance. The expected long-term rate of return also gives consideration to the expected level of outperformance to be achieved on that portion of the Company’s investment portfolio under active management. The assumed rate of compensation increase reflects historical experience and management’s expectations regarding future salary and incentive increases.
Medical trends
The U.S. Retiree Health and Life Insurance Plan makes up approximately 96% of the Retiree Health liability. Therefore, the following information relates to the U.S. plan only.

Healthcare Cost Trend Rate	Pre-age 65	Post-age 65
2019	6.25%	6.25%
2018	6.50%	6.50%
Ultimate Trend Rate	Pre-age 65	Post-age 65
2019	4.50%	4.50%
2018	4.50%	4.50%
Year at which the Rate Reaches the Ultimate Trend Rate	Pre-age 65	Post-age 65
2019	2026	2026
2018	2026	2026

Increasing the assumed trend rate for healthcare costs by one percentage point would increase the accumulated postretirement benefit obligation (the APBO) and total service and interest cost component approximately $124 and $12, respectively. Decreasing the assumed trend rate for healthcare costs by one percentage point would decrease the APBO and total service and interest cost component approximately $115 and $11, respectively. Based on amendments to the U.S. plan approved in 1999, which became effective in 2003, cost increases borne by the Company are limited to the Urban CPI, as defined.

F-29 FORM 10-K SONOCO 2019 ANNUAL REPORT

Retirement plan assets
The following table sets forth the weighted-average asset allocations of the Company’s retirement plans at 2019 and 2018, by asset category.

Asset Category		U.S.	U.K.	Canada
Equity securities	2019	—%	42.1%	67.9%
	2018	48.3%	38.9%	55.4%
Debt securities	2019	91.6%	57.3%	31.6%
	2018	38.4%	60.5%	44.0%
Alternative	2019	5.7%	—%	—%
	2018	13.3%	—%	—%
Cash and short-term investments	2019	2.7%	0.6%	0.5%
	2018	—%	0.6%	0.6%
Total	2019	100.0%	100.0%	100.0%
	2018	100.0%	100.0%	100.0%
The Company employs a total-return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a desired level of risk. Alternative assets such as real estate funds, private equity funds and hedge funds may also be used to enhance expected long-term returns while improving portfolio diversification. Risk tolerance is established through consideration of plan liabilities, plan funded status and corporate financial condition. Investment risk is measured and monitored on an ongoing basis through periodic investment portfolio reviews and periodic asset/liability studies. The assets of the Company's U.S. pension plans were subject to de-risking measures during 2019 and reallocated to a more conservative mix of primarily fixed income investments pending the annuitization of the Inactive Plan expected in late 2020 or early 2021.
At December 31, 2019, postretirement benefit plan assets totaled $1,696,401, of which $1,322,822 were assets of the U.S. Defined Benefit Plans.
U.S. defined benefit plans
The Company completed separate asset/liability studies for both the Active Plan and Inactive Plan during 2011 and adopted investment guidelines for each. These guidelines established a dynamic de-risking framework for gradually shifting the allocation of assets to long-duration domestic fixed income from equity and other asset categories, as the relative funding ratio of each plan increased over time. Beginning in 2019, the Company accelerated the de-risking measures in its U.S. defined benefit plans by making voluntary contributions totaling $200,000 to the plans and by reallocating plan assets to a more conservative mix of primarily fixed income investments. Subsequent to these de-risking actions, the Inactive Plan was terminated effective September 30, 2019. The current target allocation (midpoint) for the Inactive Plan investment portfolio is: Debt Securities – 97% and Cash – 3%. The current target allocation (midpoint) for the Active Plan investment portfolio is: Debt Securities – 97% and Cash – 3%.
United Kingdom defined benefit plan
The equity investments consist of direct ownership and funds and are diversified among U.K. and international stocks of small and large capitalizations. The current target allocation (midpoint) for the investment portfolio is: Equity Securities – 42% and Debt Securities – 58%.
Canada defined benefit plan
The equity investments consist of direct ownership and funds and are diversified among Canadian and international stocks of primarily large capitalizations and short to intermediate duration corporate and government bonds. The current target allocation (midpoint) for the investment portfolio is: Equity Securities – 55%, Debt Securities – 44% and Cash – 1%.
Retiree health and life insurance plan assets
The following table sets forth the weighted-average asset allocations by asset category of the Company’s retiree health and life insurance plan.

Asset Category	2019	2018
Equity securities	—%	48.3%
Debt securities	91.6%	38.4%
Alternative	5.7%	13.3%
Cash	2.7%	—%
Total	100.0%	100.0%

Contributions
Based on current actuarial estimates, the Company anticipates that contributions to its defined benefit plans, excluding the Inactive Plan, will be approximately $25,000 in 2020. Contributions to the Inactive Plan of approximately $150,000 are expected to be made in late 2020 or early 2021 in order for the plan to be fully funded on a termination basis at the time of the annuity purchase. No assurances can be made, however, about funding requirements beyond 2020, as they will depend largely on actual investment returns, future actuarial assumptions, and timing of annuity purchases.
Sonoco Savings and Retirement Plan
The Sonoco Savings and Retirement Plan is a defined contribution retirement plan provided for certain of the Company’s U.S. employees. The plan is comprised of both an elective and non-elective component.
The elective component of the plan, which is designed to meet the requirements of section 401(k) of the Internal Revenue Code, allows participants to set aside a portion of their wages and salaries for retirement and encourages saving by matching a portion of their contributions with contributions from the Company. The plan provides for participant contributions of 1% to 100% of gross pay. Since January 1, 2010, the
F-30 FORM 10-K SONOCO 2019 ANNUAL REPORT

Company has matched 50% on the first 4% of compensation contributed by the participant as pretax contributions which are immediately fully vested. The Company’s expenses related to the plan for 2019, 2018 and 2017 were approximately $13,400, $12,500 and $11,200, respectively.
The non-elective component of the plan, the Sonoco Retirement Contribution (SRC), is available to certain employees who are not currently active participants in the Company’s U.S. qualified defined benefit pension plan. The SRC provides for an annual Company contribution of 4% of all eligible pay plus 4% of eligible pay in excess of the Social Security wage base to eligible participant accounts. Participants are fully vested after three years of service or upon reaching age 55, if earlier. The Company’s expenses related to the plan for 2019, 2018 and 2017 were approximately $23,752, $14,995 and $14,540, respectively. Cash contributions to the SRC totaled $14,573, $14,151 and $14,066 in 2019, 2018 and 2017, respectively, and are expected to total approximately $23,000 in 2020.
Other plans
The Company also provides retirement and postretirement benefits to certain other non-U.S. employees through various Company-sponsored and local government sponsored defined contribution arrangements. For the most part, the liabilities related to these arrangements are funded in the period they arise. The Company’s expenses for these plans were not material for all years presented.
14. Income taxes
The provision for taxes on income for the years ended December 31 consists of the following:

	2019	2018	2017
Pretax income
Domestic	$217,098	$225,442	$168,180
Foreign	163,668	153,089	146,374
Total pretax income	$380,766	$378,531	$314,554
Current
Federal	$14,933	$37,345	$120,398
State	2,565	6,164	5,623
Foreign	45,911	38,648	40,328
Total current	$63,409	$82,157	$166,349
Deferred
Federal	$25,064	$(5,571)	$(16,797)
State	8,599	$(738)	3,499
Foreign	(3,803)	(840)	(6,462)
Total deferred	$29,860	$(7,149)	$(19,760)
Total taxes	$93,269	$75,008	$146,589
Deferred tax (liabilities)/assets are comprised of the following at December 31:

	2019	2018
Property, plant and equipment	$(91,207)	$(102,007)
Intangibles	(134,868)	(178,883)
Leases	(79,332)	—
Gross deferred tax liabilities	$(305,407)	$(280,890)
Retiree health benefits	$2,405	$2,989
Foreign loss carryforwards	58,527	57,581
U.S. Federal loss and credit carryforwards	86,748	86,655
Capital loss carryforwards	2,703	2,757
Employee benefits	87,295	114,872
Leases	79,673	—
Accrued liabilities and other	63,700	102,349
Gross deferred tax assets	$381,051	$367,203
Valuation allowance on deferred tax assets	$(105,347)	$(103,289)
Total deferred taxes, net	$(29,703)	$(16,976)
The Company has total federal net operating loss carryforwards of approximately $77,200 remaining at December 31, 2019. These losses are limited based upon future taxable earnings of the respective entities and expire between 2030 and 2036. U.S. foreign tax credit carryforwards of approximately $70,400 exist at December 31, 2019 and expire in 2027. The Company is evaluating the feasibility of tax planning strategies which could allow a release of valuation allowance related to its foreign tax credits. A conclusion on this matter is expected to be reached in a subsequent quarter and it is reasonably possible that a benefit material to the Company's financial statements will be recognized at that time. Foreign subsidiary loss carryforwards of approximately $238,600 remain at December 31, 2019. Their use is limited to future taxable earnings of the respective foreign subsidiaries or filing groups. Approximately $212,400 of these loss carryforwards do not have an expiration date. Of the remaining foreign subsidiary loss carryforwards, approximately $9,200 expire within the next five years and approximately $17,000 expire between 2025 and 2039. Foreign subsidiary capital loss carryforwards of approximately $15,800 exist at December 31, 2019 and do not have an expiration date. Their use is limited to future capital gains of the respective foreign subsidiaries.
Approximately $12,300 in tax value of state loss carryforwards and $17,600 of state credit carryforwards remain at December 31, 2019. These state loss and credit carryforwards are limited based upon future taxable earnings of the respective entities and expire between 2020 and 2039. State loss and credit carryforwards are reflected at their "tax" value, as opposed to the amount of expected gross deduction due to the vastly different apportionment and statutory tax rates applicable to the various entities and states in which the Company files.

F-31 FORM 10-K SONOCO 2019 ANNUAL REPORT

A reconciliation of the U.S. federal statutory tax rate to the actual consolidated tax expense is as follows:

	2019		2018		2017
Statutory tax rate	$79,961	21.0%	$79,491	21.0%	$110,094	35.0%
State income taxes, net of federal tax benefit	7,767	2.0%	7,534	2.0%	4,780	1.5%
Valuation allowance	3,174	0.8%	(14,902)	(3.9)%	(3,333)	(1.1)%
Tax examinations including change in reserve for uncertain tax positions	(1,639)	(0.4)%	(3,076)	(0.8)%	4,895	1.6%
Adjustments to prior year deferred taxes	(499)	(0.1)%	(1,899)	(0.5)%	(1,415)	(0.4)%
Foreign earnings taxed at other than U.S. rates	5,083	1.3%	8,224	2.2%	(16,233)	(5.2)%
Disposition of business	—	—%	—	—%	537	0.2%
Effect of tax rate changes	531	0.1%	(6,218)	(1.6)%	(22,183)	(7.1)%
Deduction related to qualified production activities	—	—%	341	0.1%	(5,384)	(1.7)%
Transition tax	—	—%	3,647	1.0%	76,933	24.5%
Tax credits	(13,310)	(3.5)%	(10,083)	(2.7)%	(1,197)	(0.4)%
Global intangible low-taxed income (GILTI)	12,340	3.2%	12,878	3.4%	—	—%
Foreign-derived intangible income	(1,225)	(0.3)%	(1,174)	(0.3)%	—	—%
Other, net	1,086	0.3%	245	0.1%	(905)	(0.3)%
Total taxes	$93,269	24.5%	$75,008	19.8%	$146,589	46.6%

The total amount of the one-time transition tax on certain accumulated foreign earnings as part of the Tax Cuts and Jobs Act ("Tax Act") was $80,580. Under the provisions of the Tax Act, the transition tax is payable in installments over a period of 8 years. The first two installments were paid in 2018 and 2019 with the filing of the Company's 2017 and 2018 federal income tax returns. The liability is further reduced by the deemed overpayment of federal income taxes. The remaining obligation of $46,295 is included in "Other Liabilities" in the Company's Consolidated Balance Sheet at December 31, 2019.
The change in “Tax examinations including change in reserve for uncertain tax positions” is shown net of associated deferred taxes and accrued interest. Included in the change are net increases in reserves for uncertain tax positions of approximately $1,800, $1,700 and $2,600 for uncertain items arising in 2019, 2018 and 2017, respectively, combined with adjustments related to prior year items, primarily decreases related to lapses of statutes of limitations in international, federal and state jurisdictions as well as overall changes in facts and judgment. These adjustments decreased the reserve by a total of approximately $(3,500), $(2,900) and $(2,300) in 2019, 2018 and 2017, respectively.
In many of the countries in which the Company operates, earnings are taxed at rates different than in the U.S. This difference is reflected in “Foreign earnings taxed at other than U.S. rates” along with other items, if any, that impacted taxes on foreign earnings in the periods presented.
The benefits included in “Adjustments to prior year deferred taxes” for each of the years presented consist primarily of adjustments to deferred tax assets and liabilities arising from changes in estimates. The 2017 benefit included in the "Effect of tax rate changes for the year" relates primarily to changes made as a result of the Tax Act.
The 2018 benefits included in "Valuation allowance" includes a benefit of $16,100 related to the revaluation of the valuation allowance on foreign tax credits due to the Tax Act.
Of the $13,310 of tax credits for 2019, $10,484 directly offsets the $12,340 of GILTI tax, resulting in a net GILTI tax of $1,856. This net GILTI tax includes a favorable adjustment for revising the estimate of net GILTI tax due on the 2018 tax return of $2,097.
The Company maintains its assertion that its undistributed foreign earnings are indefinitely reinvested and, accordingly, has not recorded any deferred income tax liabilities that would be due if those earnings were repatriated. As of December 31, 2019, these undistributed earnings total $916,457. While the majority of these earnings have already been taxed in the U.S., a portion would be subject to foreign withholding and U.S. income taxes and credits if distributed. Computation of the deferred tax liability associated with unremitted earnings deemed to be indefinitely reinvested is not practicable at this time.
Reserve for uncertain tax positions
The following table sets forth the reconciliation of the gross amounts of unrecognized tax benefits at the beginning and ending of the periods indicated:

	2019	2018	2017
Gross Unrecognized Tax Benefits at January 1	$14,400	$17,100	$17,700
Increases in prior years’ unrecognized tax benefits	—	—	700
Decreases in prior years’ unrecognized tax benefits	(1,300)	(700)	(2,400)
Increases in current year's unrecognized tax benefits	1,300	1,200	1,600
Decreases in unrecognized tax benefits from the lapse of statutes of limitations	(2,300)	(2,600)	(300)
Settlements	100	(600)	(200)
Gross Unrecognized Tax Benefits at December 31	$12,200	$14,400	$17,100
Of the unrecognized tax benefit balances at December 31, 2019 and December 31, 2018, approximately $11,400 and $13,500, respectively, would have an impact on the effective tax rate if ultimately recognized.
Interest and/or penalties related to income taxes are reported as part of income tax expense. The Company had approximately $2,000 and $2,100 accrued for interest related to uncertain tax positions at December 31, 2019 and December 31, 2018, respectively. Tax expense for the year ended December 31, 2019, includes approximately $600 of interest expense, which is comprised of an interest benefit of approximately $900 related to the adjustment of prior years' items and interest expense of $1,500 on unrecognized tax benefits. The amounts listed above for
F-32 FORM 10-K SONOCO 2019 ANNUAL REPORT

accrued interest and interest expense do not reflect the benefit of a federal tax deduction which would be available if the interest were ultimately paid. Activity for the year also included $700 of settlements.
The Company and/or its subsidiaries file federal, state and local income tax returns in the United States and various foreign jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before 2012.
The Company believes that it is reasonably possible that the amount reserved for uncertain tax positions at December 31, 2019 will decrease by approximately $900 over the next twelve months. This change includes the anticipated increase in reserves related to existing positions offset by settlements of issues currently under examination and the release of existing reserves due to the expiration of the statute of limitations. Although the Company's estimate for the potential outcome for any uncertain tax issue is highly judgmental, management believes that any reasonably foreseeable outcomes related to these matters have been adequately provided for. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which earnings or deductions are realized may differ from current estimates. As a result, the effective tax rate may fluctuate significantly on a quarterly basis. The Company has operations in many countries outside of the United States and the taxes paid on those earnings are subject to varying rates. The Company is not dependent upon the favorable benefit of any one jurisdiction to an extent that loss of those benefits would have a material effect on the Company's overall effective tax rate.
As previously disclosed, the Company received a draft Notice of Proposed Adjustment (“NOPA”) from the Internal Revenue Service (IRS) in February 2017 proposing an adjustment to income for the 2013 tax year based on the IRS's recharacterization of a distribution of an intercompany note made in 2012, and the subsequent repayment of the note over the course of 2013, as if it were a cash distribution made in 2013. In March 2017, the Company received a draft NOPA proposing penalties of $18,000 associated with the IRS’s recharacterization, as well as an Information Document Request (“IDR”) requesting the Company’s analysis of why such penalties should not apply. The Company responded to this IDR in April 2017. On October 5, 2017, the Company received two revised draft NOPAs proposing the same adjustments and penalties as in the prior NOPAs. On November 14, 2017, the Company received two final NOPAs proposing the same adjustments and penalties as in the prior draft NOPAs. On November 20,  2017, the Company received a Revenue Agent's Report (“RAR”) that included the same adjustments and penalties as in the prior NOPAs.  At the time of the distribution in 2012, it was characterized as a dividend to the extent of earnings and profits, with the remainder as a tax free return of basis and taxable capital gain. As the IRS proposes to recharacterize the distribution, the entire distribution would be characterized as a dividend. The incremental tax liability associated with the income adjustment proposed in the RAR would be approximately $89,000, excluding interest and the previously referenced penalties. On January 22, 2018, the Company filed a protest to the proposed deficiency with the IRS. The Company received a rebuttal of its protest from the IRS on July 10, 2018, and the matter has now been referred to the Appeals Division of the IRS. The Company had a pre-conference hearing with IRS Appeals during the second quarter of 2019, and has had continued discussions with IRS Appeals throughout the year. If the matter is not resolved in IRS Appeals, the next step would be to file a petition in Tax Court. The Company strongly believes the position of the IRS with regard to this matter is inconsistent with applicable tax laws and existing Treasury regulations, and that the Company's previously reported income tax provision for the year in question is appropriate. However, there can be no assurance that this matter will be resolved in the Company's favor. Regardless of whether the matter is resolved in the Company's favor, the final resolution of this matter could be expensive and time consuming to defend and/or settle. While the Company believes that the amount of tax originally paid with respect to this distribution is correct, and accordingly has not provided additional reserve for tax uncertainty, there is still a possibility that an adverse outcome of the matter could have a material effect on its results of operations and financial condition.
15. Revenue Recognition
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

	December 31, 2019	December 31, 2018
Contract Assets	$56,364	$48,786
Contract Liabilities	(17,047)	(18,533)

F-33 FORM 10-K SONOCO 2019 ANNUAL REPORT

Significant changes in the contract assets and liabilities balances during the period were as follows:

	December 31, 2019		December 31, 2018
	Contract Asset	Contract Liability	Contract Asset	Contract Liability
Beginning balance	$48,786	$(18,533)	$45,877	$(17,736)
Revenue deferred or rebates accrued	—	(29,062)	—	(19,730)
Recognized as revenue	—	8,473	—	1,652
Rebates paid to customers	—	22,075	—	17,281
Increases due to rights to consideration for customer specific goods produced, but not billed during the period	51,797	—	48,786	—
Transferred to receivables from contract assets recognized at the beginning of the period	(48,786)	—	(45,877)	—
Increase as a result of cumulative catch-up arising from changes in the estimate of completion, excluding amounts transferred to receivables during the period	—	—	—	—
Impairment of contract asset	—	—	—	—
Contract asset acquired in a business combination	4,567	—	—	—
Ending balance	$56,364	$(17,047)	$48,786	$(18,533)

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
The following tables set forth information about revenue disaggregated by primary geographic regions for the years ended December 31, 2019 and 2018. The tables also include a reconciliation of disaggregated revenue with reportable segments.

Twelve Months Ended December 31, 2019	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Total
Primary geographical markets:
United States	$1,659,071	$246,735	$1,095,437	$407,216	$3,408,459
Europe	407,759	301,866	346,102	23,039	1,078,766
Canada	108,848	—	117,201	—	226,049
Asia Pacific	70,504	—	277,385	2,370	350,259
Other	87,204	5,524	138,614	79,332	310,674
Total	$2,333,386	$554,125	$1,974,739	$511,957	$5,374,207

Twelve Months Ended December 31, 2018	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Total
Primary geographical markets:
United States	$1,676,204	$290,295	$1,108,735	$415,135	$3,490,369
Europe	418,129	294,156	354,705	25,664	1,092,654
Canada	115,183	—	131,025	—	246,208
Asia Pacific	69,242	—	178,509	3,548	251,299
Other	81,241	7,858	137,979	83,330	310,408
Total	$2,359,999	$592,309	$1,910,953	$527,677	$5,390,938
F-34 FORM 10-K SONOCO 2019 ANNUAL REPORT

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

Spartanburg
In connection with its acquisition of Tegrant in November 2011, the Company identified potential environmental contamination at a site in Spartanburg, South Carolina. The total remediation cost of the Spartanburg site was estimated to be $17,400 at the time of the acquisition and an accrual in this amount was recorded on Tegrant’s opening balance sheet. Since the acquisition, the Company has spent a total of $1,611 on remediation of the Spartanburg site.
Based on favorable developments at the Spartanburg site, the Company reduced its estimated environmental reserve by $10,000 during the third quarter of 2019 in order to reflect its revised best estimate of what it is likely to pay in order to complete the remediation. This adjustment resulted in a $10,000 reduction in "Selling, general and administrative expenses" in the Company's Consolidated Statement of Income for the year ended December 31, 2019.
At December 31, 2019 and 2018, the Company's accrual for environmental contingencies related to the Spartanburg site totaled $5,789 and $15,964, respectively. The Company cannot currently estimate its potential liability, damages or range of potential loss, if any, beyond the amounts accrued with respect to this exposure. However, the Company does not believe that the resolution of this matter has a reasonable possibility of having a material adverse effect on the Company's financial statements.

Other environmental matters
The Company has been named as a potentially responsible party at several other environmentally contaminated sites. All of the sites are also the responsibility of other parties. The potential remediation liabilities are shared with such other parties, and, in most cases, the Company’s share, if any, cannot be reasonably estimated at the current time. However, the Company does not believe that the resolution of these matters has a reasonable possibility of having a material adverse effect on the Company's financial statements. At December 31, 2019 and 2018, the Company's accrual for these other sites totaled $2,938 and $4,136, respectively.

Summary
As of December 31, 2019 and 2018, the Company (and its subsidiaries) had accrued $8,727 and $20,100, respectively, related to environmental contingencies. These accruals are included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets.
Other legal and regulatory matters
As described more fully in Note 14 to these Consolidated Financial Statements, the Company has received a final Revenue Agent's Report ("RAR") from the IRS proposing an adjustment to income for the 2013 tax year. The incremental tax liability associated with the proposed adjustment would be approximately $89,000, excluding interest and penalties. On January 22, 2018, the Company filed a protest to the proposed deficiency with the IRS. The Company received a rebuttal of its protest from the IRS on July 10, 2018, and the matter has now been referred to the Appeals Division of the IRS. The Company had a pre-conference hearing with IRS Appeals during the second quarter of 2019, and has had continued discussions with IRS Appeals throughout the year. If the matter is not resolved in IRS appeals, the next step would be to file a petition in Tax Court. The Company strongly believes the position of the IRS with regard to this matter is inconsistent with applicable tax laws and existing Treasury regulations, and that the Company's previously reported income tax provision for the year in question is appropriate. However, there can be no assurance that this matter will be resolved in the Company's favor. Regardless of whether the matter is resolved in the Company's favor, the final resolution of this matter could be expensive and time consuming to defend and/or settle. While the Company believes that the amount of tax originally paid with respect to this distribution is correct, and accordingly has not provided additional reserve for tax uncertainty, there is still a possibility that an adverse outcome of the matter could have a material effect on its results of operations and financial condition.

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
Commitments
As of December 31, 2019, the Company had long-term obligations to purchase electricity and steam, which it uses in its production processes, as well as long-term purchase commitments for certain raw materials, principally old corrugated containers. These purchase commitments require the Company to make total payments of approximately $99,323, as follows: $39,707 in 2020; $20,960 in 2021; $23,134 in 2022, $9,325 in 2023 and a total of $6,197 from 2024 through 2028.
17. Shareholders’ equity and earnings per share
Stock repurchases
The Company occasionally repurchases shares of its common stock to satisfy employee tax withholding obligations in association with the exercise of stock appreciation rights, restricted stock, and performance-based stock awards. These repurchases, which are not part of a publicly announced plan or program, totaled 169,290 shares during 2019, 266,652 shares during 2018, and 119,349 shares during 2017, at a cost of $9,608, $14,561 and $6,335, respectively.

On February 10, 2016, the Company’s Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. During 2016, a total of 2,030,389 shares were repurchased under this authorization at a cost of $100,000. No shares were repurchased during 2017 and 2018. Accordingly, at December 31, 2019, a total of 2,969,611 shares remain available for repurchase under this authorization.

F-35 FORM 10-K SONOCO 2019 ANNUAL REPORT

Earnings per share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	2019	2018	2017
Numerator:
Net income attributable to Sonoco	$291,785	$313,560	$175,345
Denominator:
Weighted average common shares outstanding	100,742	100,539	100,237
Dilutive effect of stock-based compensation	434	477	615
Diluted outstanding shares	101,176	101,016	100,852
Per common share:
Net income attributable to Sonoco:
Basic	$2.90	$3.12	$1.75
Diluted	$2.88	$3.10	$1.74
Cash dividends	$1.70	$1.62	$1.54
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

The average number of shares that were not dilutive and therefore not included in the computation of diluted income per share was as follows for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Anti-dilutive stock appreciation rights	475	786	487
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

On October 1, 2018, the Company completed the acquisition of the remaining 70% interest in Conitex Sonoco (see Note 3). The acquisition of Conitex Sonoco included joint ventures in Indonesia and China in which the Company owns a controlling interest. The noncontrolling interests relating to these joint ventures were recorded on the opening balance sheet at their fair value of $2,655.

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
Restructuring charges, asset impairment charges, gains from the disposition of businesses, insurance settlement gains, acquisition-related costs, non-operating pension costs, interest expense and interest income are included in income before income taxes under “Corporate.”
F-36 FORM 10-K SONOCO 2019 ANNUAL REPORT

The following table sets forth financial information about each of the Company's business segments:

	Years ended December 31
	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Corporate	Consolidated
Total Revenue
2019	$2,338,881	$558,747	$2,111,491	$513,584	$—	$5,522,703
2018	2,363,292	595,855	2,042,732	529,324	—	5,531,203
2017	2,129,022	511,099	2,007,321	540,665	—	5,188,107
Intersegment Sales[1]
2019	$5,495	$4,622	$136,752	$1,627	$—	$148,496
2018	3,293	3,546	131,779	1,647	—	140,265
2017	5,557	2,863	141,141	1,896	—	151,457
Sales to Unaffiliated Customers
2019	$2,333,386	$554,125	$1,974,739	$511,957	$—	$5,374,207
2018	2,359,999	592,309	1,910,953	527,677	—	5,390,938
2017	2,123,465	508,236	1,866,180	538,769	—	5,036,650
Income Before Income Taxes[2]
2019	$228,416	$27,723	$219,052	$50,201	$(144,626)	$380,766
2018	224,505	13,291	211,122	42,902	(113,289)	378,531
2017	255,759	2,632	161,591	42,357	(147,785)	314,554
Identifiable Assets[3]
2019	$2,239,674	$452,155	$1,701,902	$580,411	$152,147	$5,126,289
2018	1,993,417	440,972	1,472,148	535,443	141,485	4,583,465
2017	1,890,516	480,892	1,346,391	552,425	287,497	4,557,721
Depreciation, Depletion and Amortization[4]
2019	$111,919	$14,926	$85,619	$26,676	$—	$239,140
2018	116,841	18,020	74,434	26,950	—	236,245
2017	98,882	17,090	74,850	26,803	—	217,625
Capital Expenditures
2019	$64,590	$5,065	$112,308	$6,880	$7,091	$195,934
2018	66,659	19,849	91,423	5,879	8,764	192,574
2017	63,617	23,908	61,443	19,031	20,914	188,913

[1]	Intersegment sales are recorded at a market-related transfer price.

[2]	Included in Corporate above are interest expense, interest income, restructuring/asset impairment charges, property insurance settlement gains, non-operating pension costs, acquisition-related charges, and other non-operational income and expenses associated with the following segments:

	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Corporate	Total
2019	$41,155	$(7,358)	$5,270	$9,083	$96,476	$144,626
2018	18,391	19,046	11,773	1,529	62,550	113,289
2017	9,990	2,082	24,281	3,071	108,361	147,785

The remaining amounts reported as Corporate consist of interest expense, interest income, non-operating pension costs, and other non-operational income and expenses not associated with a particular segment.
[3]	Identifiable assets are those assets used by each segment in its operations. Corporate assets consist primarily of cash and cash equivalents, investments in affiliates, headquarters facilities, deferred income taxes and prepaid expenses.
[4]	Depreciation, depletion and amortization incurred at Corporate are allocated to the reportable segments.
F-37 FORM 10-K SONOCO 2019 ANNUAL REPORT

Geographic regions
Sales to unaffiliated customers and long-lived assets by geographic region are as follows:

	2019	2018	2017
Sales to Unaffiliated Customers
United States	$3,408,459	$3,490,369	$3,263,975
Europe	1,078,766	1,092,654	981,178
Canada	226,049	246,208	245,992
All other	660,933	561,707	545,505
Total	$5,374,207	$5,390,938	$5,036,650
Long-lived Assets
United States	$2,177,918	$1,953,391	$1,962,196
Europe	648,648	641,600	659,615
Canada	107,470	113,782	120,062
All other	224,783	241,767	108,395
Total	$3,158,819	$2,950,540	$2,850,268
Sales are attributed to countries/regions based upon the plant location from which products are shipped. Long-lived assets are comprised of property, plant and equipment, goodwill, intangible assets and investment in affiliates (see Notes 6 and 8).
19. Accumulated other comprehensive loss
The following table summarizes the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss, net of tax as applicable, for the years ended December 31, 2019 and 2018:

	Foreign Currency Items	Defined Benefit Pension Items	Gains and Losses on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at December 31, 2017	$(198,495)	$(467,136)	$(641)	$(666,272)
Other comprehensive income/(loss) before reclassifications	(53,504)	(50,232)	(1,380)	(105,116)
Amounts reclassified from accumulated other comprehensive loss to net income	897	29,988	71	30,956
Amounts reclassified from accumulated other comprehensive loss to fixed assets	—	—	(305)	(305)
Other comprehensive income/(loss)	(52,607)	(20,244)	(1,614)	(74,465)
Amounts reclassified from accumulated other comprehensive loss to retained earnings	—	—	(176)	(176)
Balance at December 31, 2018	$(251,102)	$(487,380)	$(2,431)	$(740,913)
Other comprehensive income/(loss) before reclassifications	9,108	(111,493)	2,061	(100,324)
Amounts reclassified from accumulated other comprehensive loss to net income	—	24,460	81	24,541
Amounts reclassified from accumulated other comprehensive loss to fixed assets	—	—	(107)	(107)
Other comprehensive income/(loss)	9,108	(87,033)	2,035	(75,890)
Balance at December 31, 2019	$(241,994)	$(574,413)	$(396)	$(816,803)

F-38 FORM 10-K SONOCO 2019 ANNUAL REPORT

The following table summarizes the amounts reclassified from accumulated other comprehensive loss and the affected line items in the consolidated statements of net income for the years ended December 31, 2019 and 2018:

Details about Accumulated Other Comprehensive Loss Components	Twelve Months Ended December 31, 2019	Twelve Months Ended December 31, 2018	Affected Line Item in the Consolidated Statements of Net Income
Foreign currency items
Amounts reclassified to net income	$—	$(897)	Selling, general and administrative expenses
	—	(897)
Defined benefit pension items (see Note 13)
Effect of settlement loss	(2,377)	(730)	Non-operating pension cost
Effect of curtailment loss	—	(256)	Non-operating pension cost
Amortization of defined benefit pension items	(30,382)	(36,689)	Non-operating pension cost
	(32,759)	(37,675)
	8,299	7,687	Provision for income taxes
	(24,460)	(29,988)	Net income
Gains and losses on cash flow hedges (see Note 10)
Foreign exchange contracts	1,381	(203)	Net Sales
Foreign exchange contracts	(1,758)	(20)	Cost of sales
Commodity contracts	270	115	Cost of sales
	(107)	(108)	Income before income taxes
	26	37	Provision for income taxes
	(81)	(71)	Net income
Total reclassifications for the period	$(24,541)	$(30,956)	Net income

The following table summarizes the tax (expense) benefit amounts for the other comprehensive loss components for the years ended December 31, 2019 and 2018:

	For the year ended December 31, 2019			For the year ended December 31, 2018
	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Foreign currency items:
Other comprehensive income/(loss) before reclassifications	$9,108	$—	$9,108	$(53,504)	$—	$(53,504)
Amounts reclassified from accumulated other comprehensive income/(loss) to net income	—	—	—	897	—	897
Gains and losses on foreign currency items:	9,108	—	9,108	(52,607)	—	(52,607)
Defined benefit pension items:
Other comprehensive income/(loss) before reclassifications	(147,948)	36,455	(111,493)	(63,259)	13,027	(50,232)
Amounts reclassified from accumulated other comprehensive income/(loss) to net income	32,759	(8,299)	24,460	37,675	(7,687)	29,988
Net other comprehensive income/(loss) from defined benefit pension items	(115,189)	28,156	(87,033)	(25,584)	5,340	(20,244)
Gains and losses on cash flow hedges:
Other comprehensive income/(loss) before reclassifications	2,711	(650)	2,061	(2,096)	716	(1,380)
Amounts reclassified from accumulated other comprehensive income/(loss) to net income	107	(26)	81	108	(37)	71
Amounts reclassified from accumulated other comprehensive income/(loss) to fixed assets	(107)	—	(107)	(305)	—	(305)
Net other comprehensive income/(loss) from cash flow hedges	2,711	(676)	2,035	(2,293)	679	(1,614)
Other comprehensive income/(loss)	$(103,370)	$27,480	$(75,890)	$(80,484)	$6,019	$(74,465)

The change in defined benefit plans includes pretax changes of $(781) and $(71) during the years ended December 31, 2019 and 2018, related to one of the Company’s equity method investments.

F-39 FORM 10-K SONOCO 2019 ANNUAL REPORT

20. Selected quarterly financial data
The following table sets forth selected quarterly financial data of the Company:

(unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019
Net sales	$1,351,705	$1,359,721	$1,353,931	$1,308,850
Gross profit	270,121	275,336	265,485	246,887
Restructuring/Asset impairment charges	10,672	13,355	6,615	29,238
Net income attributable to Sonoco	73,663	81,159	92,064	44,899
Per common share:
Net income attributable to Sonoco:
- basic	$0.73	$0.81	$0.91	$0.45
- diluted	$0.73	$0.80	$0.91	$0.44
Cash dividends
- common	$0.41	$0.43	$0.43	$0.43
Market price
- high	$61.79	$66.23	$66.57	$62.77
- low	$51.29	$59.65	$55.44	$55.12
2018
Net sales	$1,304,187	$1,366,373	$1,364,762	$1,355,616
Gross profit	250,602	276,460	259,636	254,308
Restructuring/Asset impairment charges	3,063	3,567	22,061	11,380
Net income attributable to Sonoco	74,055	89,412	72,415	77,678
Per common share:
Net income attributable to Sonoco:
- basic	$0.74	$0.89	$0.72	$0.78
- diluted	$0.73	$0.88	$0.72	$0.77
Cash dividends
- common	$0.39	$0.41	$0.41	$0.41
Market price
- high	$55.43	$53.80	$58.69	$58.31
- low	$46.55	$46.94	$51.18	$50.30

F-40 FORM 10-K SONOCO 2019 ANNUAL REPORT

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure
None.
Item 9A. Controls and procedures
Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), conducted an evaluation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our disclosure controls and procedures are designed to provide reasonable assurance that information disclosed in the reports that we file or submit is recorded, processed, summarized and reported within the relevant time periods specified in SEC rules and forms. For this purpose, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information that is required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and CFO concluded that such controls and procedures, as of December 31, 2019, the end of the period covered by this Annual Report on Form 10-K, were effective at a reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, the end of the period covered by this report based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").
Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2019. In conducting management's evaluation as described above, Corenso Holdings America, Inc. ("Corenso") acquired August 9, 2019, as well as Thermoform Engineered Quality, LLC, and Plastique Holdings, LTD, (together "TEQ"), acquired December 31, 2019, were excluded. The operations of Corenso and TEQ, excluded from management's assessment of internal control over financial reporting, collectively represent approximately 0.7% of the Company's consolidated revenues and approximately 2.9% of total assets as of December 31, 2019.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2019 as stated in their report, which appears at the beginning of Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the three months ended December 31, 2019, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other information
Not applicable.
32 FORM 10-K SONOCO 2019 ANNUAL REPORT

PART III
Item 10. Directors, executive officers and corporate governance
The information set forth in the Company’s definitive Proxy Statement for the annual meeting of shareholders to be held on April 15, 2020 (the Proxy Statement), under the captions “Proposal 1: Election of Directors,” and “Delinquent Section 16 Reports,” is incorporated herein by reference. Information about executive officers of the Company is set forth in Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”
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
Audit Committee Members – The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The audit committee is comprised of the following members: Thomas E. Whiddon, Chairman; Sundaram Nagajaran; Philippe Guillemot; Marc D. Oken; Blythe J. McGarvie; Richard G. Kyle; Robert R. Hill; and Lloyd M. Yates.
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

Equity Compensation Plan Information
The following table sets forth aggregated information about all of the Company’s compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance as of December 31, 2019:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))[1] (c)
Equity compensation plans approved by security holders	2,711,373	$52.95	10,765,398
Equity compensation plans not approved by security holders	—	—	—
Total	2,711,373	$52.95	10,765,398

[1]	The Sonoco Products Company 2019 Omnibus Incentive Plan (the "2019 Plan") was adopted at the Company’s 2019 Annual Meeting of Shareholders. The maximum number of shares of common stock that may be issued under this plan was set at 12,000,000 shares, which included all shares remaining under the 2014 Plan. Awards granted under all previous plans which are forfeited, expire or are cancelled without delivery of shares, or which result in forfeiture of shares back to the Company, will be added to the total shares available under the 2019 Plan. At December 31, 2019, a total of 10,765,398 shares remain available for future grant under the 2019 Plan.
The weighted-average exercise price of $52.95 relates to stock appreciation rights, which account for 1,562,123 of the 2,711,373 securities issuable upon exercise. The remaining 1,149,250 securities relate to deferred compensation stock units, performance-contingent restricted stock units and restricted stock unit awards that have no exercise price requirement.
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

33 FORM 10-K SONOCO 2019 ANNUAL REPORT

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
		– Report of Independent Registered Public Accounting Firm
		– Consolidated Balance Sheets as of December 31, 2019 and 2018
		– Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017
		– Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017
		– Consolidated Statements of Changes in Total Equity for the years ended December 31, 2019, 2018 and 2017
		– Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017
		– Notes to Consolidated Financial Statements
	2	Financial Statement Schedules
		Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2019, 2018 and 2017

Column A	Column B	Column C - Additions				Column D		Column E
Description	Balance at Beginning of Year	Charged to Costs and Expenses		Charged to Other		Deductions		Balance at End of Year
2019
Allowance for Doubtful Accounts	$11,692	$4,320		$322	1	$1,952	2	$14,382
LIFO Reserve	18,854	1,349	3	—		—		20,203
Valuation Allowance on Deferred Tax Assets	103,289	2,662		(1,116)	4	(512)	5	105,347
2018
Allowance for Doubtful Accounts	$9,913	$3,471		$(425)	1	$1,267	2	$11,692
LIFO Reserve	17,632	1,222	3	—		—		18,854
Valuation Allowance on Deferred Tax Assets	47,199	(11,187)		70,993	4	3,716	5	103,289
2017
Allowance for Doubtful Accounts	$10,884	$1,439		$243	1	$2,653	2	$9,913
LIFO Reserve	17,319	313	3	—		—		17,632
Valuation Allowance on Deferred Tax Assets	49,797	6,967		(2,365)	4	7,200	5	47,199

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

Item 16. Form 10-K summary
The Company has chosen not to provide a Form 10-K summary.

34 FORM 10-K SONOCO 2019 ANNUAL REPORT

Exhibit Index

3-1	Restated Articles of Incorporation, as amended through June 7, 2017 (incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 2017)
3-2	By-Laws of Sonoco Products Company, as amended October 1, 2018 (incorporated by reference to the Registrant's Form 8-K filed October 2, 2018)
4-1	Description of Securities of the Registrant (incorporated by reference to the description in Sonoco's Form 8-A, Amendment 3, filed July 17, 2019)
4-2	Indenture, dated as of June 15, 1991, between Registrant and The Bank of New York, as Trustee (incorporated by reference to the Registrant’s Form S-4 (File Number 333-119863))
4-3
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

10-11	Omnibus Benefit Restoration Plan of Sonoco Products Company, amended and restated as of January 1, 2015 (incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 2014)
10-12	Form of Executive Bonus Life Agreement between the Company and certain executive officers (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 26, 2004)
10-13
Description of Stock Appreciation Rights, Restricted Stock Units and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 8, 2017 (incorporated by reference to Registrant’s Form 8-K filed February 14, 2017)

10-14
Description of Stock Appreciation Rights, Restricted Stock Units and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 14, 2018 (incorporated by reference to Registrant's Form 8-K filed February 20, 2018)

10-15
Description of Stock Appreciation Rights, Restricted Stock Units and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 13, 2019 (incorporated by reference to Registrant's Form 8-K filed February 19, 2019)

10-16
Description of Stock Appreciation Rights, Restricted Stock Units and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 11, 2020 (incorporated by reference to the Registrant's Form 8-K filed February 18, 2020)

10-17	Unsecured Five-Year Fixed Rate Assignable Loan Agreement, dated May 25, 2016 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended July 3, 2016)
10-18.1	Credit Agreement, effective July 20, 2017 (incorporated by reference to Registrant's Form 10-Q for the quarter ended July 2, 2017)
10-18.2	First Amendment to Credit Agreement, dated February 14, 2020
10-19	Term Loan Agreement between Sonoco Products Company and Wells Fargo Bank, National Association, dated May 17, 2019
10-20	Sonoco Products Company 2019 Omnibus Incentive Plan (incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders on April 17, 2019)

10-21	Equity Purchase Agreement dated November 15, 2019 (incorporated by reference to the Company's Form 8-K filed November 19, 2019)
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm with respect to Registrant’s Form 10-K
31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)
99	Proxy Statement, filed in conjunction with annual shareholders’ meeting scheduled for April 15, 2020 (to be filed within 120 days after December 31, 2019)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Taxonomy Exension Label Linkbase Document
101.PRE	Taxonomy Extension Presentaiton Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of February 2020.

SONOCO PRODUCTS COMPANY

/s/ R. Howard Coker
R. Howard Coker
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 28th day of February 2020.

/s/ Julie C. Albrecht	/s/ James W. Kirkland
Julie C. Albrecht	James W. Kirkland
Vice President and Chief Financial Officer	Corporate Controller
(principal financial officer)	(principal accounting officer)

/s/ J.R. Haley	Director (Chairman)
J.R. Haley

/s/ R. H. Coker	President, Chief Executive Officer and Director
R. H. Coker

/s/ H.A. Cockrell	Director
H.A. Cockrell

/s/ P.L. Davies	Director
P.L. Davies

/s/ T.J. Drew	Director
T.J. Drew

/s/ P. Guillemot	Director
P. Guillemot

/s/ R.R. Hill, Jr.	Director
R.R. Hill, Jr.

/s/ R.G. Kyle	Director
R.G. Kyle

/s/ B.J. McGarvie	Director
B.J. McGarvie

/s/ J.M. Micali	Director
J.M. Micali

/s/ S. Nagarajan	Director
S. Nagarajan

/s/ M.D. Oken	Director
M.D. Oken

/s/ T.E. Whiddon	Director
T.E. Whiddon

/s/ L.M. Yates	Director
L.M. Yates