Form 10-Q
period 2020-03-29
SONOCO PRODUCTS CO
filed 2020-05-06
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock at April 24, 2020:
Common stock, no par value: 100,329,316

SONOCO PRODUCTS COMPANY

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars and shares in thousands)

	March 29, 2020	December 31, 2019*
Assets
Current Assets
Cash and cash equivalents	$123,335	$145,283
Trade accounts receivable, net of allowances	737,760	698,149
Other receivables	98,648	113,754
Inventories, net:
Finished and in process	181,785	172,223
Materials and supplies	318,311	331,585
Prepaid expenses	53,989	60,202
	1,513,828	1,521,196
Property, Plant and Equipment, Net	1,236,827	1,286,842
Goodwill	1,412,055	1,429,346
Other Intangible Assets, Net	372,724	388,292
Deferred Income Taxes	41,500	46,502
Right of Use Asset-Operating Leases	286,533	298,393
Other Assets	148,670	155,718
Total Assets	$5,012,137	$5,126,289
Liabilities and Equity
Current Liabilities
Payable to suppliers	$538,348	$537,764
Accrued expenses and other	355,247	367,114
Notes payable and current portion of long-term debt	452,827	488,234
Accrued taxes	17,382	11,380
	1,363,804	1,404,492
Long-term Debt, Net of Current Portion	1,187,904	1,193,135
Noncurrent Operating Lease Liabilities	242,381	253,992
Pension and Other Postretirement Benefits	304,361	304,798
Deferred Income Taxes	81,055	76,206
Other Liabilities	77,191	77,961
Sonoco Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares 100,329 and 100,198 shares issued and outstanding at March 29, 2020 and December 31, 2019, respectively	7,175	7,175
Capital in excess of stated value	307,813	310,778
Accumulated other comprehensive loss	(909,153)	(816,803)
Retained earnings	2,338,429	2,301,532
Total Sonoco Shareholders’ Equity	1,744,264	1,802,682
Noncontrolling Interests	11,177	13,023
Total Equity	1,755,441	1,815,705
Total Liabilities and Equity	$5,012,137	$5,126,289

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended
	March 29, 2020	March 31, 2019
Net sales	$1,303,296	$1,351,705
Cost of sales	1,036,706	1,081,584
Gross profit	266,590	270,121
Selling, general and administrative expenses	123,888	142,561
Restructuring/Asset impairment charges	12,599	10,672
Operating profit	130,103	116,888
Non-operating pension costs	7,579	6,041
Interest expense	16,529	16,032
Interest income	484	647
Income before income taxes	106,479	95,462
Provision for income taxes	26,756	22,624
Income before equity in earnings of affiliates	79,723	72,838
Equity in earnings of affiliates, net of tax	513	930
Net income	80,236	73,768
Net loss/(income) attributable to noncontrolling interests	209	(105)
Net income attributable to Sonoco	$80,445	$73,663
Weighted average common shares outstanding:
Basic	100,855	100,640
Diluted	101,071	101,072
Per common share:
Net income attributable to Sonoco:
Basic	$0.80	$0.73
Diluted	$0.80	$0.73

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE (LOSS)/INCOME (unaudited)
(Dollars in thousands)

	Three Months Ended
	March 29, 2020	March 31, 2019
Net income	$80,236	$73,768
Other comprehensive income/(loss):
Foreign currency translation adjustments	(95,212)	(2,972)
Changes in defined benefit plans, net of tax	5,780	7,156
Changes in derivative financial instruments, net of tax	(4,555)	1,864
Other comprehensive (loss)/income	$(93,987)	$6,048
Comprehensive (loss)/income	(13,751)	79,816
Net loss/(income) attributable to noncontrolling interests	209	(105)
Other comprehensive loss/(income) attributable to noncontrolling interests	1,637	(120)
Comprehensive (loss)/income attributable to Sonoco	$(11,905)	$79,591
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN TOTAL EQUITY (unaudited)
(Dollars in thousands)

	Total Equity	Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests
		Outstanding	Amount
December 31, 2018	$1,772,278	99,829	$7,175	$304,709	$(740,913)	$2,188,115	$13,192
Net income	73,768					73,663	105
Other comprehensive income/(loss):
Translation loss	(2,972)				(2,852)		(120)
Defined benefit plan adjustment, net of tax	7,156				7,156
Derivative financial instruments, net of tax	1,864				1,864
Other comprehensive income/(loss)	$6,048				$6,168		$(120)
Dividends	(41,534)					(41,534)
Dividends paid to noncontrolling interests	(214)						(214)
Issuance of stock awards	399	340		399
Shares repurchased	(7,395)	(133)		(7,395)
Stock-based compensation	4,560			4,560
Impact of new accounting pronouncements	(6,771)					(6,771)
March 31, 2019	$1,801,139	100,036	$7,175	$302,273	$(734,745)	$2,213,473	$12,963

	Total Equity	Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests
		Outstanding	Amount
December 31, 2019	$1,815,705	100,198	$7,175	$310,778	$(816,803)	$2,301,532	$13,023
Net income/(loss)	80,236					80,445	(209)
Other comprehensive income/(loss):
Translation loss	(95,212)				(93,575)		(1,637)
Defined benefit plan adjustment, net of tax	5,780				5,780
Derivative financial instruments, net of tax	(4,555)				(4,555)
Other comprehensive loss	$(93,987)				$(92,350)		$(1,637)
Dividends	(43,339)					(43,339)
Dividends paid to noncontrolling interests	—
Issuance of stock awards	376	196		376
Shares repurchased	(3,938)	(65)		(3,938)
Stock-based compensation	597			597
Impact of new accounting pronouncements	(209)					(209)
March 29, 2020	$1,755,441	100,329	$7,175	$307,813	$(909,153)	$2,338,429	$11,177

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Three Months Ended
	March 29, 2020	March 31, 2019
Cash Flows from Operating Activities:
Net income	$80,236	$73,768
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment	3,106	1,400
Depreciation, depletion and amortization	60,824	58,614
Share-based compensation expense	597	4,560
Equity in earnings of affiliates	(513)	(930)
Cash dividends from affiliated companies	350	525
Net (gain)/loss on disposition of assets	(2,520)	2,160
Pension and postretirement plan expense	14,722	7,056
Pension and postretirement plan contributions	(24,812)	(17,353)
Net increase/(decrease) in deferred taxes	6,933	(1,092)
Change in assets and liabilities, net of effects from acquisitions and foreign currency adjustments:
Trade accounts receivable	(64,868)	(40,036)
Inventories	(12,185)	(20,631)
Payable to suppliers	6,820	14,763
Prepaid expenses	(2,853)	(2,637)
Accrued expenses	16,338	(16,865)
Income taxes payable and other income tax items	4,687	11,400
Other assets and liabilities	851	17,617
Net cash provided by operating activities	87,713	92,319
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(33,851)	(42,157)
Cost of acquisitions, net of cash acquired	(3,973)	(455)
Proceeds from the sale of assets	3,188	493
Investment in affiliates and other, net	462	1,150
Net cash used in investing activities	(34,174)	(40,969)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	156,237	15,566
Principal repayment of debt	(7,833)	(34,651)
Net change in commercial paper	(185,000)	31,000
Net increase/(decrease) in outstanding checks	6,594	(10,993)
Proceeds from cross-currency swap	14,480	—
Cash dividends	(43,202)	(41,136)
Dividends paid to noncontrolling interests	—	(214)
Shares repurchased	(3,938)	(7,395)
Net cash used in financing activities	(62,662)	(47,823)
Effects of Exchange Rate Changes on Cash	(12,825)	412
Net (Decrease)/Increase in Cash and Cash Equivalents	(21,948)	3,939
Cash and cash equivalents at beginning of period	145,283	120,389
Cash and cash equivalents at end of period	$123,335	$124,328
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 1: Basis of Interim Presentation
In the opinion of the management of Sonoco Products Company (the “Company” or “Sonoco”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise stated) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the three months ended March 29, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
With respect to the unaudited condensed consolidated financial information of the Company for the three-month periods ending March 29, 2020 and March 31, 2019 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 6, 2020 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Note 2: New Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, "Facilitation of the Effects of Reference Rate Reform on Financial Reporting". The ASU is intended to provide optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The relief offered by this guidance, if adopted, is available to companies for the period March 12, 2020 through December 31, 2022. The Company does not expect the discontinuation of LIBOR to have a material impact on its consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments," which requires measurement and recognition of expected versus incurred credit losses for financial assets held. The measurement of expected credit losses should be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. The guidance is effective for annual reporting periods beginning after December 15, 2019, and interim periods within those annual periods. The Company adopted ASU 2016-13 in 2020, using the modified retrospective approach and recorded a cumulative-effect adjustment to retained earnings of $209, which was offset by a $279 increase to the allowance for doubtful accounts and a $70 decrease to deferred income tax liabilities as of January 1, 2020.
During the three-month period ended March 29, 2020, there have been no other newly issued nor newly applicable accounting pronouncements that have had, or are expected to have, a material impact on the Company’s financial statements. Further, at March 29, 2020, there were no other pronouncements pending adoption that are expected to have a material impact on the Company’s consolidated financial statements.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 3: Acquisitions
On January 10, 2020, the Company completed the acquisition of a small tube and core operation in Jacksonville, Florida, from Design Containers, Inc. ("Jacksonville"), for total cash consideration of $3,973.
The preliminary fair values of the assets acquired in connection with the Jacksonville acquisition are as follows:

Jacksonville
Property, plant and equipment	$2,773
Inventories	150
Goodwill	1,050
$3,973

Goodwill, all of which is expected to be deductible for income tax purposes, consists of increased access to certain markets. Jacksonville's financial results from January 10, 2020 to March 29, 2020 are included in the Company's Paper and Industrial Converted Products segment.
During the three months ended March 29, 2020, the Company continued to finalize its valuations of the assets acquired and liabilities assumed in the December 31, 2019 acquisition of Thermoform Engineered Quality, LLC, and Plastique Holdings, LTD (together "TEQ") and the August 9, 2019 acquisition of Corenso Holdings America, Inc. ("Corenso") based on new information obtained about facts and circumstances that existed as of their respective acquisition dates. As a result, the following measurement period adjustments were made to the previously disclosed preliminary fair values:

	TEQ	Corenso
Trade accounts receivable	$(41)	$—
Inventories	(204)	(536)
Property, plant and equipment	(27)	—
Goodwill	1,077	616
Payable to suppliers	—	(80)
Other net tangible assets/liabilities	(477)	—
Deferred income taxes, net	(328)	—
	$—	$—

The allocation of the purchase price of TEQ and Corenso to the tangible and intangible assets acquired and liabilities assumed was based on the Company's preliminary estimates of their fair value, based on information currently available. Management is continuing to finalize its valuations of certain assets and liabilities including, but not limited to, those listed in the table above, and expects to complete its valuations within one year from their respective dates of acquisition. In addition, final consideration for TEQ is subject to a post-closing adjustment for the change in working capital to the date of closing. This adjustment is expected to be completed by the end of the second quarter 2020.
The Company has accounted for its acquisitions as business combinations under the acquisition method of accounting, in accordance with the business combinations subtopic of the Accounting Standards Codification and has included their results of operations in the Company's Condensed Consolidated Statements of Income from their respective dates of acquisition.
Costs related to acquisitions and potential acquisitions and divestitures totaling $1,171 and $400 were incurred during the three months ended March 29, 2020 and March 31, 2019, respectively. These costs consist primarily of legal and professional fees and are included in "Selling, general and administrative expenses" in the Company's Condensed Consolidated Statements of Income.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 4: Shareholders' Equity
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 29, 2020	March 31, 2019
Numerator:
Net income attributable to Sonoco	$80,445	$73,663
Denominator:
Weighted average common shares outstanding:
Basic	100,855	100,640
Dilutive effect of stock-based compensation	216	432
Diluted	101,071	101,072
Net income attributable to Sonoco per common share:
Basic	$0.80	$0.73
Diluted	$0.80	$0.73
Cash dividends	$0.43	$0.41

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
The average numbers of SARs that were not dilutive and, therefore, not included in the computation of diluted earnings per share during the three month periods ended March 29, 2020 and March 31, 2019 were as follows:

	Three Months Ended
	March 29, 2020	March 31, 2019

Anti-dilutive stock appreciation rights	589	305

No adjustments were made to "Net income attributable to Sonoco" in the computations of earnings per share.
Stock Repurchases
On February 10, 2016, the Company’s Board of Directors authorized the repurchase of up to 5,000 shares of the Company's common stock. A total of 2,030 shares were purchased in 2016. No shares were repurchased under this authorization during 2017, 2018, 2019, or during the three months ended March 29, 2020. Accordingly, a total of 2,970 shares remain available for repurchase at March 29, 2020.
The Company frequently repurchases shares of its common stock to satisfy employee tax withholding obligations in association with certain share-based compensation awards. These repurchases, which are not part of a publicly announced plan or program, totaled 65 shares in the three months ended March 29, 2020 at a cost of $3,938, and 133 shares in the three months ended March 31, 2019 at a cost of $7,395.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Dividend Declarations
On February 12, 2020, the Board of Directors declared a regular quarterly dividend of $0.43 per share. This dividend was paid on March 10, 2020 to all shareholders of record as of February 26, 2020.
On April 15, 2020, the Board of Directors declared a regular quarterly dividend of $0.43 per share. This dividend is payable on June 10, 2020 to all shareholders of record as of May 8, 2020.

Note 5: Restructuring and Asset Impairment
Due to its geographic footprint and the cost-competitive nature of its businesses, the Company is constantly seeking the most cost-effective means and structure to serve its customers and to respond to fundamental changes in its markets. As such, restructuring costs have been, and are expected to be, a recurring component of the Company's operating costs. The amount of these costs can vary significantly from quarter to quarter and from year to year depending upon the scope and location of the restructuring activities.
The table below sets forth restructuring and restructuring-related asset impairment charges by type incurred:

	Three Months Ended
	March 29, 2020	March 31, 2019
Severance and Termination Benefits	$10,100	$6,300
Asset Impairment / Disposal of Assets	2,686	1,632
Other Costs	(187)	2,740
Total Restructuring/Asset Impairment Charges	$12,599	$10,672

The table below sets forth restructuring and restructuring-related asset impairment charges by reportable segment:

	Three Months Ended
	March 29, 2020	March 31, 2019
Consumer Packaging	$2,362	$7,255
Display and Packaging	2,880	375
Paper and Industrial Converted Products	5,356	874
Protective Solutions	473	442
Corporate	1,528	1,726
Total Restructuring/Asset Impairment Charges	$12,599	$10,672

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth the activity in the restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Accrual Activity
Liability at December 31, 2019	$10,765	$—	$592	$11,357
2020 charges	10,100	2,686	(187)	12,599
Cash receipts/(payments)	(7,919)	420	(930)	(8,429)
Asset write downs/disposals	—	(3,106)	1,143	(1,963)
Foreign currency translation	(125)	—	(11)	(136)
Liability at March 29, 2020	$12,821	$—	$607	$13,428

The Company expects to pay the majority of the remaining restructuring reserves by the end of 2020 using cash generated from operations.
"Severance and Termination Benefits" during the first three months of 2020 includes the cost of benefits provided to approximately 150 employees whose positions were eliminated in conjunction with the Company's ongoing organizational effectiveness efforts.
"Asset Impairment/Disposal of Assets" consists primarily of an impairment charge of $2,300 resulting from the Company's decision to close the No. 3 uncoated recycled board paper machine at its paper mill in Hartsville, South Carolina. Additionally, the Company received net cash proceeds of $455 from the sale of a previously closed retail security plant facility in Spartanburg, South Carolina. This facility had a net book value of $490.
“Other Costs” consist primarily of costs related to plant closures including equipment removal, utilities, plant security, property taxes and insurance, net of incentive forfeitures.
The Company expects to recognize future additional charges totaling approximately $2,300 in connection with previously announced restructuring actions. The Company believes that the majority of these charges will be incurred and paid by the end of 2020. The Company continually evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions are likely to be undertaken.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 6: Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive loss and the changes in the balances of each component of accumulated other comprehensive loss, net of tax as applicable, for the three months ended March 29, 2020 and March 31, 2019:

	Foreign Currency Items	Defined Benefit Pension Items	Cash Flow Hedges	Accumulated Other Comprehensive Loss

Balance at December 31, 2019	$(241,994)	$(574,413)	$(396)	$(816,803)
Other comprehensive income/(loss) before reclassifications	(93,575)	197	(5,620)	(98,998)
Amounts reclassified from accumulated other comprehensive loss to net income	—	5,583	1,065	6,648
Other comprehensive income/(loss)	(93,575)	5,780	(4,555)	(92,350)
Balance at March 29, 2020	$(335,569)	$(568,633)	$(4,951)	$(909,153)

Balance at December 31, 2018	$(251,102)	$(487,380)	$(2,431)	$(740,913)
Other comprehensive income/(loss) before reclassifications	(2,852)	(508)	2,256	(1,104)
Amounts reclassified from accumulated other comprehensive loss to net income	—	7,664	(347)	7,317
Amounts reclassified from accumulated other comprehensive loss to fixed assets	—	—	(45)	(45)
Other comprehensive income/(loss)	(2,852)	7,156	1,864	6,168
Balance at March 31, 2019	$(253,954)	$(480,224)	$(567)	$(734,745)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the effects on net income of significant amounts reclassified from each component of accumulated other comprehensive loss for the three month periods ended March 29, 2020 and March 31, 2019:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended
Details about Accumulated Other Comprehensive Loss Components	March 29, 2020	March 31, 2019	Affected Line Item in the Condensed Consolidated Statements of Income
Gains and (losses) on cash flow hedges
Foreign exchange contracts	$(1,138)	$317	Net sales
Foreign exchange contracts	827	(288)	Cost of sales
Commodity contracts	(1,079)	435	Cost of sales
	(1,390)	464	Income before income taxes
	325	(117)	Provision for income taxes
	$(1,065)	$347	Net income
Defined benefit pension items
Effect of settlement loss(a)	(623)	(1,322)	Non-operating pension costs
Amortization of defined benefit pension items(a)	(6,861)	(8,932)	Non-operating pension costs
	$(7,484)	$(10,254)	Income before income taxes
	1,901	2,590	Provision for income taxes
	$(5,583)	$(7,664)	Net income
Total reclassifications for the period	$(6,648)	$(7,317)	Net income

(a) See Note 11 for additional details.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the before and after tax amounts for the various components of other comprehensive income/(loss) for the three-month periods ended March 29, 2020 and March 31, 2019:

	Three months ended March 29, 2020			Three months ended March 31, 2019
	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Foreign currency items:
Net other comprehensive loss from foreign currency items(a)	$(85,994)	$(7,581)	$(93,575)	$(2,852)	$—	$(2,852)
Defined benefit pension items:
Other comprehensive income/(loss) before reclassifications	264	(67)	197	(681)	173	(508)
Amounts reclassified from accumulated other comprehensive income/(loss) to net income	7,484	(1,901)	5,583	10,254	(2,590)	7,664
Net other comprehensive income/(loss) from defined benefit pension items	7,748	(1,968)	5,780	9,573	(2,417)	7,156
Gains and losses on cash flow hedges:
Other comprehensive income/(loss) before reclassifications	(7,333)	1,713	(5,620)	3,022	(766)	2,256
Amounts reclassified from accumulated other comprehensive income/(loss) to net income	1,390	(325)	1,065	(464)	117	(347)
Amounts reclassified from accumulated other comprehensive loss to fixed assets	—	—	—	(45)	—	(45)
Net other comprehensive income/(loss) from cash flow hedges	(5,943)	1,388	(4,555)	2,513	(649)	1,864
Other comprehensive income/(loss):	$(84,189)	$(8,161)	$(92,350)	$9,234	$(3,066)	$6,168

(a)Other comprehensive loss from foreign currency items for the three months ended March 29, 2020, includes the settlement gain and corresponding tax provision related to the termination of a net investment hedge. See Note 9 for more information.

Note 7: Goodwill and Other Intangible Assets
Goodwill
A summary of the changes in goodwill by segment for the three months ended March 29, 2020 is as follows:

	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Total
Goodwill at December 31, 2019	$691,243	$203,414	$303,041	$231,648	$1,429,346
2020 Acquisitions	—	—	1,050	—	1,050
Foreign currency translation	(11,419)	—	(7,815)	(800)	(20,034)
Measurement period adjustments	1,077	—	616	—	1,693
Goodwill at March 29, 2020	$680,901	$203,414	$296,892	$230,848	$1,412,055

The Company recorded goodwill totaling $1,050 upon completion of the acquisition of a small tube and core operation in Jacksonville, Florida, from Design Containers, Inc. Measurement period adjustments were made in the first quarter of 2020 to the fair values of the assets acquired and the liabilities assumed in the 2019 acquisitions of Corenso and TEQ resulting in increases in goodwill of $616 and $1,077, respectively. See Note 3 for additional information.

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
Although no reporting units failed the assessments noted above, in management’s opinion, the goodwill of the Display and Packaging reporting unit is at risk of impairment in the near term if there is a negative change in the long-term outlook for the business or in other factors such as the discount rate. A large portion of projected sales in this reporting unit is concentrated in several major customers, the loss of any of which could impact the Company's conclusion regarding the likelihood of goodwill impairment for the unit. Total goodwill associated with this reporting unit was $203,414 at March 29, 2020. In the latest annual impairment test, the estimated fair value of the Display and Packaging reporting unit was determined to exceed its carrying value by approximately 35.0%. In this analysis, projected future cash flows for Display and Packaging were discounted at 8.9%. Based on the discounted cash flow model and holding other valuation assumptions constant, Display and Packaging projected operating profits across all future periods would have to be reduced approximately 27.0%, or the discount rate increased to 12.5%, in order for the estimated fair value to fall below the reporting unit’s carrying value.
During the time subsequent to the annual evaluation, and at March 29, 2020, the Company considered whether any events and/or changes in circumstances, including the impact of the COVID-19 pandemic, had resulted in the likelihood that the goodwill of any of its reporting units may have been impaired. It is management's opinion that no such events have occurred.

Other Intangible Assets
A summary of other intangible assets as of March 29, 2020 and December 31, 2019 is as follows:

	March 29, 2020	December 31, 2019
Other Intangible Assets, gross:
Patents	$26,072	$26,096
Customer lists	627,456	632,036
Trade names	32,029	32,427
Proprietary technology	24,965	24,525
Other	2,273	2,297
Other Intangible Assets, gross	$712,795	$717,381

Accumulated Amortization:
Patents	$(12,233)	$(11,669)
Customer lists	(296,881)	(287,831)
Trade names	(10,698)	(9,985)
Proprietary technology	(18,551)	(17,910)
Other	(1,708)	(1,694)
Total Accumulated Amortization	$(340,071)	$(329,089)
Other Intangible Assets, net	$372,724	$388,292

In the first quarter of 2020, the Company paid $500 to purchase proprietary technology related to machinery and equipment purchased from a third-party that the Company plans to service internally going forward. This intangible will be amortized over its expected useful life of twelve years.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Other Intangible Assets are amortized on a straight-line basis over their respective useful lives, which generally range from three to forty years. The Company has no intangible assets with indefinite lives.
Aggregate amortization expense was $13,271 and $12,792 for the three months ended March 29, 2020 and March 31, 2019, respectively. Amortization expense on other intangible assets is expected to total approximately $52,100 in 2020, $50,400 in 2021, $47,900 in 2022, $43,000 in 2023 and $35,300 in 2024.

Note 8: Debt
The Company has taken several actions in March and April 2020 to secure liquidity in light of volatility in the credit markets and economic uncertainty being caused by the COVID-19 pandemic.
On March 18, 2020, the Company closed and funded a 364-day, $150,000 term loan with Wells Fargo Bank, National Association, using the proceeds to repay a portion of outstanding commercial paper. Interest is assessed at the London Interbank Offered Rate (LIBOR) plus a margin based on a pricing grid that uses the Company’s credit ratings. The margin above LIBOR at March 29, 2020 was 125 basis points. There is no required amortization and repayment can be accelerated at any time at the discretion of the Company.
On April 1, 2020, subsequent to quarter end, the Company accessed $250,000 from its $500,000 revolving credit facility with a syndicate of eight banks committed through July 2022. The Company used $85,000 of the proceeds to fully repay its then outstanding commercial paper balance and the remaining proceeds were invested in short-term cash equivalents with maturities of 30 days or less.
On April 6, 2020, the Company borrowed $100,000, pursuant to a new 364-day term loan with U.S. Bank, National Association. Interest is assessed at the LIBOR plus a margin based on a pricing grid that uses the Company's credit ratings. The margin above LIBOR at April 6, 2020 was 125 basis points. There is no required amortization and repayment can be accelerated at any time at the discretion of the Company.
On April 22, 2020, subsequent to quarter end, the Company sold through a public offering $600,000 of 3.125% notes due May 1, 2030. The offering was made pursuant to an effective shelf registration statement. This action was taken largely to mitigate the risk of possible future credit market dislocations triggered by the economic impact of the COVID-19 pandemic. The Company intends to use the net proceeds from the offering of approximately $594,200 for general corporate purposes, including the potential repayment of existing debt. On May 5, 2020, the Company repaid the $250,000 borrowed April 1, 2020 under the Company's revolving credit facility.
As a result of these borrowing actions, the Company currently expects debt maturities of approximately $871,000 in 2021. The Company currently has approximately $750,000 in cash and cash equivalents on hand and $500,000 in committed availability under its revolving credit facility. The Company believes these amounts, combined with expected free cash flow generation, provide ample liquidity to cover the 2021 debt maturities and other cash flow needs of the Company.
To further improve its financial flexibility and liquidity, the Company gave notice in March 2020 of its intent to exercise a conditional one-time option to extend its $200,000 term loan with Wells Fargo Bank, National Association, due May 2020, for an additional 364 days to May 2021. The Company expects the required conditions will be met.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenants currently require the Company to maintain a minimum level of interest coverage and a minimum level of net worth, as defined in the agreements. As of March 29, 2020, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 9: Financial Instruments and Derivatives
The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments for which the carrying amount differs from the fair value.

	March 29, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, net of current portion	$1,187,904	$1,294,469	$1,193,135	$1,351,397

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
Cash Flow Hedges
At March 29, 2020 and December 31, 2019, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. These contracts, which have maturities ranging to December 2020, qualify as cash flow hedges under U.S. GAAP. For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item.
Commodity Cash Flow Hedges
The Company has entered into certain derivative contracts to manage the cost of anticipated purchases of natural gas and aluminum. At March 29, 2020, natural gas swaps covering approximately 4.0 million MMBTUs were outstanding. These contracts represent approximately 65% of anticipated usage in the United States, Canada, and Mexico for the remainder of 2020. Additionally, the Company had swap contracts covering 1,089 metric tons of aluminum, representing approximately 23% of anticipated usage for the remainder of 2020. The fair values of the Company’s commodity cash flow hedges netted to a loss position of $(2,900) and $(1,625) at March 29, 2020 and December 31, 2019 respectively. The amount of the loss included in Accumulated Other Comprehensive Loss at March 29, 2020, that is expected to be reclassified to the income statement during the next twelve months is $(2,543).
Foreign Currency Cash Flow Hedges
The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales, purchases, and capital spending expected to occur in 2020. The net positions of these contracts at March 29, 2020 were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	purchase	11,703,686
Mexican peso	purchase	250,095
Polish zloty	purchase	66,513
Czech koruna	purchase	30,328
Canadian dollar	purchase	15,566
British pound	purchase	4,834
Turkish lira	purchase	2,411
Swedish krona	sell	(2,898)
Euro	sell	(21,170)
Russian ruble	sell	(142,632)
The fair value of foreign currency cash flow hedges related to forecasted sales and purchases netted to a loss position of $(3,609) at March 29, 2020 and a gain position of $1,058 at December 31, 2019. Losses of $(3,609) are expected to be reclassified from accumulated other comprehensive income to the income statement during the next twelve months. In addition, the Company occasionally enters into forward contracts to hedge certain foreign currency cash flow

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

transactions related to construction in progress. Gains or losses from these hedges are reclassified from accumulated other comprehensive income and included in the carrying value of the related fixed assets acquired. The net positions of these contracts were immaterial as of March 29, 2020 and December 31, 2019.
Net Investment Hedge
In January 2020, the Company entered into a cross-currency swap agreement with a notional amount of $250,000 to effectively convert a portion of the Company's fixed-rate, U.S. dollar denominated debt, including the semi-annual interest payments, to fixed-rate euro-denominated debt. The swap agreement had an original maturity of November 1, 2024 and provided for the Company to receive semi-annual interest payments in U.S. dollars at a rate of 5.75% and pay interest in euros at a rate of 3.856%. The risk management objective was to manage foreign currency risk relating to net investments in certain European subsidiaries denominated in foreign currencies. As a result of significant strengthening of the U.S. dollar, as well as a reduction in the differential between U.S. and European interest rates, the fair market value of the swap position appreciated significantly during the first quarter of 2020. In March 2020, the Company terminated the swap agreement and received a net cash settlement of $14,480. The Company recorded this foreign currency translation gain in "Accumulated other comprehensive loss," net of a tax provision of $7,581.
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
The net positions of these contracts at March 29, 2020, were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	purchase	12,808,000
Mexican peso	purchase	460,090
Canadian dollar	purchase	6,199
Indonesian rupiah	sell	(29,085)

The fair value of the Company’s other derivatives position was a loss of $(145) and a gain of $54 at March 29, 2020 and December 31, 2019, respectively.
The following table sets forth the location and fair values of the Company’s derivative instruments at March 29, 2020 and December 31, 2019:

Description	Balance Sheet Location	March 29, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Commodity Contracts	Accrued expenses and other	$(2,900)	$(1,625)
Foreign Exchange Contracts	Prepaid expenses	$366	$1,236
Foreign Exchange Contracts	Accrued expenses and other	$(3,976)	$(178)
Derivatives not designated as hedging instruments:
Foreign Exchange Contracts	Prepaid expenses	$124	$88
Foreign Exchange Contracts	Accrued expenses and other	$(269)	$(34)
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following tables set forth the effect of the Company’s derivative instruments on financial performance for the three months ended March 29, 2020 and March 31, 2019:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income
Derivatives in Cash Flow Hedging Relationships:
Three months ended March 29, 2020
Foreign Exchange Contracts	$(4,978)	Net sales	$(1,138)
		Cost of sales	$827
Commodity Contracts	$(2,355)	Cost of sales	$(1,079)
Three months ended March 31, 2019
Foreign Exchange Contracts	$1,930	Net sales	$317
		Cost of sales	$(288)
Commodity Contracts	$1,092	Cost of sales	$435

Description	Gain or (Loss) Recognized	Location of Gain or (Loss) Recognized in Income Statement
Derivatives not Designated as Hedging Instruments:
Three months ended March 29, 2020
Foreign Exchange Contracts	$—	Cost of sales
	$(4,917)	Selling, general and administrative
Three months ended March 31, 2019
Foreign Exchange Contracts	$—	Cost of sales
	$(1,465)	Selling, general and administrative

	Three months ended March 29, 2020		Three months ended March 31, 2019
Description	Revenue	Cost of sales	Revenue	Cost of sales
Total amount of income and expense line items presented in the Condensed Consolidated Statements of Income	$(1,138)	$(252)	$317	$147

Gain or (loss) on cash flow hedging relationships:
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into net income	$(1,138)	$827	$317	$(288)

Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into net income	$—	$(1,079)	$—	$435

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
The following table sets forth information regarding the Company’s financial assets and financial liabilities, excluding retirement and postretirement plan assets, measured at fair value on a recurring basis:

Description	March 29, 2020	Assets measured at NAV	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(2,900)	$—	$—	$(2,900)	$—
Foreign exchange contracts	$(3,609)	$—	$—	$(3,609)	$—
Non-hedge derivatives, net:
Foreign exchange contracts	$(145)	$—	$—	$(145)	$—

Description	December 31, 2019	Assets measured at NAV	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(1,625)	$—	$—	$(1,625)	$—
Foreign exchange contracts	$1,058	$—	$—	$1,058	$—
Non-hedge derivatives, net:
Foreign exchange contracts	$54	$—	$—	$54	$—

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
The Company does not currently have any non-financial assets or liabilities that are recognized or disclosed at fair value on a recurring basis. None of the Company’s financial assets or liabilities are measured at fair value using significant unobservable inputs. There were no transfers in or out of Level 1 or Level 2 fair value measurements during the three-month period ended March 29, 2020.

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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The components of net periodic benefit cost include the following:

	Three Months Ended
	March 29, 2020	March 31, 2019
Retirement Plans
Service cost	$1,082	$941
Interest cost	12,681	14,943
Expected return on plan assets	(12,580)	(19,097)
Amortization of prior service cost	250	214
Amortization of net actuarial loss	6,876	9,034
Effect of settlement loss	623	1,322
Net periodic benefit cost	$8,932	$7,357

Retiree Health and Life Insurance Plans
Service cost	$83	$74
Interest cost	84	118
Expected return on plan assets	(90)	(177)
Amortization of prior service credit	(68)	(123)
Amortization of net actuarial gain	(197)	(193)
Net periodic benefit income	$(188)	$(301)

The Company made aggregate contributions of $2,309 and $2,780 to its defined benefit retirement and retiree health and life insurance plans during the three months ended March 29, 2020 and March 31, 2019, respectively. The Company expects to make additional aggregate contributions of approximately $15,000 to its defined benefit retirement and retiree health and life insurance plans over the remainder of 2020, excluding potential immaterial cash funding related to restructuring actions.
The Company recognized settlement charges totaling $623 and $1,322 during the three months ended March 29, 2020 and March 31, 2019, respectively. These charges resulted from payments made to certain participants of the Company's Canadian pension plan who elected a lump sum distribution option upon retirement. Additional settlement charges may be recognized over the remainder of 2020 as a result of ongoing lump-sum distributions and restructuring actions.
Plan Termination
As previously disclosed, the Company terminated the Sonoco Pension Plan for Inactive Participants (the "Inactive Plan"), a tax-qualified defined benefit plan, effective September 30, 2019. Upon approval from the Pension Benefit Guaranty Corporation ("PBGC"), and following completion of a limited lump sum offering, the Company is expected to settle all remaining liabilities under the Inactive Plan through the purchase of annuities. The Company intends to apply to the PBGC for an extension of the distribution deadline and expects to make additional contributions to the Inactive Plan of approximately $150,000 ($112,000, after tax) in 2021 in order to be fully funded on a termination basis at the time of the annuity purchase. However, the actual amount of the Company's long-term liability when it is transferred, and the related cash contribution requirement, will depend upon the nature and timing of participant settlements, as well as prevailing market conditions. Non-cash, pretax settlement charges totaling approximately $590,000 are expected to be recognized beginning in 2021 as the lump sum payouts and annuity purchases are made.
Sonoco Retirement Contribution (SRC)
SRC contributions, which are funded annually in the first quarter, totaled $22,503 during the three months ended March 29, 2020, and $14,573 during the three months ended March 31, 2019. No additional SRC contributions are expected during the remainder of 2020. The Company recognized expense related to the SRC of $5,978 and $6,267 for the quarters ended March 29, 2020 and March 31, 2019, respectively.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 12: Income Taxes
The Company’s effective tax rates for the three-month periods ending March 29, 2020 and March 31, 2019 were 25.1% and 23.7%, respectively. The rate for the three-month period ending March 29, 2020 varied from the U.S. statutory rate due primarily to the unfavorable effect of certain international operations that were subject to tax rates generally higher than the U.S. tax rate, the effect of state income taxes, and the effect of the Global Intangible Low Taxed Income (GILTI) tax.
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
The Company’s reserve for uncertain tax benefits has increased by approximately $600 since December 31, 2019, due primarily to an increase in reserves related to existing uncertain tax positions. The Company believes that it is reasonably possible that the amount reserved for unrecognized tax benefits at March 29, 2020 could decrease by approximately $1,300 over the next twelve months. This change includes the anticipated increase in reserves related to existing positions offset by settlements of issues currently under examination and the release of existing reserves due to the expiration of the statute of limitations. Although the Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental, management believes that any reasonably foreseeable outcomes related to these matters have been adequately provided for. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which earnings or deductions are realized may differ from current estimates. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly basis. The Company has operations and pays taxes in many countries outside of the U.S. and taxes on those earnings are subject to varying rates. The Company is not dependent upon the favorable benefit of any one jurisdiction to an extent that the loss of such benefit would have a material effect on the Company’s overall effective tax rate.
As previously disclosed, the Company received a draft Notice of Proposed Adjustment (“NOPA”) from the Internal Revenue Service ("IRS") in February 2017 proposing an adjustment to income for the 2013 tax year based on the IRS's recharacterization of a distribution of an intercompany note made in 2012, and the subsequent repayment of the note over the course of 2013, as if it were a cash distribution made in 2013. In March 2017, the Company received a draft NOPA proposing penalties of $18,000 associated with the IRS’s recharacterization, as well as an Information Document Request (“IDR”) requesting the Company’s analysis of why such penalties should not apply. The Company responded to this IDR in April 2017. On October 5, 2017, the Company received two revised draft NOPAs proposing the same adjustments and penalties as in the prior NOPAs. On November 14, 2017, the Company received two final NOPAs proposing the same adjustments and penalties as in the prior draft NOPAs. On November 20, 2017, the Company received a Revenue Agent's Report (“RAR”) that included the same adjustments and penalties as in the prior NOPAs. At the time of the distribution in 2012, it was characterized as a dividend to the extent of earnings and profits, with the remainder as a tax free return of basis and taxable capital gain. As the IRS proposes to recharacterize the distribution, the entire distribution would be characterized as a dividend. The incremental tax liability associated with the income adjustment proposed in the RAR would be approximately $89,000, excluding interest and the previously referenced penalties. On January 22, 2018, the Company filed a protest to the proposed deficiency with the IRS. The Company received a rebuttal of its protest from the IRS on July 10, 2018, and the matter has now been referred to the Appeals Division of the IRS. The Company had a pre-conference hearing with IRS Appeals during the second quarter of 2019, and has had continued discussions with IRS Appeals since that time. If the matter is not resolved in IRS Appeals, the next step would be to file a petition in Tax Court. The Company strongly believes the position of the IRS with regard to this matter is inconsistent with the applicable tax laws and existing Treasury regulations, and that the Company's previously reported income tax provision for the year in question is appropriate. However, there can be no assurance that this matter will be resolved in the Company's favor. Regardless of whether the matter is resolved in the Company's favor, the final resolution of this matter could be expensive and time consuming to defend and/or settle. While the Company believes that the amount of tax originally paid with respect to this distribution is correct, and accordingly has not provided additional reserve for tax uncertainty, there is still a possibility that an adverse outcome of the matter could have a material effect on its future results of operations and financial condition.

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
As the implicit rate in the Company's leases is not readily determinable, the Company calculates its lease liabilities using discount rates based upon the Company’s incremental secured borrowing rate, which contemplates and reflects a particular geographical region’s interest rate for the leases active within that region of the Company’s global operations. The Company further utilizes a portfolio approach by assigning a “short” rate to contracts with lease terms of 10 years or less and a “long” rate for contracts greater than 10 years.
The following table sets forth the balance sheet location and values of the Company’s lease assets and lease liabilities at March 29, 2020 and December 31, 2019:

Classification	Balance Sheet Location	March 29, 2020	December 31, 2019
Lease Assets
Operating lease assets	Right of Use Asset - Operating Leases	$286,533	$298,393
Finance lease assets	Other Assets	32,816	34,858
Total lease assets		$319,349	$333,251

Lease Liabilities
Current operating lease liabilities	Accrued expenses and other	$53,107	$54,048
Current finance lease liabilities	Notes payable and current portion of debt	10,443	10,803
Total current lease liabilities		$63,550	$64,851

Noncurrent operating lease liabilities	Noncurrent Operating Lease Liabilities	$242,381	$253,992
Noncurrent finance lease liabilities	Long-term Debt, Net of Current Portion	20,421	22,274
Total noncurrent lease liabilities		$262,802	$276,266

Total lease liabilities		$326,352	$341,117

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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth the components of the Company's total lease cost for the three-month period ended March 29, 2020 and March 31, 2019:

Lease Cost		Three Months Ended March 29, 2020	Three Months Ended March 31, 2019
Operating lease cost	(a)	$14,351	$15,545
Finance lease cost:
Amortization of lease asset	(a) (b)	2,547	2,069
Interest on lease liabilities	(c)	225	276
Variable lease cost	(a) (d)	13,285	9,178

Total lease cost		$30,408	$27,068

(a) Production-related and administrative amounts are included in cost of sales and selling, general and administrative expenses, respectively.
(b) Included in depreciation and amortization.

(c) Included in interest expense.

(d) Also includes short term lease costs, which are deemed immaterial.

The following table sets forth certain lease-related information for the three months ended March 29, 2020 and March 31, 2019:

	Three Months Ended March 29, 2020	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$14,629	$15,246
Operating cash flows used by finance leases	$225	$276
Financing cash flows used by finance leases	$2,687	$2,281
Leased assets obtained in exchange for new operating lease liabilities	$12,048	$661
Leased assets obtained in exchange for new finance lease liabilities	$493	$—

Note 14: Revenue Recognition
The Company records revenue when control is transferred to the customer, which is either upon shipment or over time in cases where the Company is entitled to payment with margin for products produced that are customer specific without alternative use. The Company recognizes over time revenue under the input method as goods are produced. Revenue that is recognized at a point in time is recognized when the customer obtains control of the goods. Customers obtain control either when goods are delivered to the customer facility, if the Company is responsible for arranging transportation, or when picked up by the customer's designated carrier. The Company commonly enters into Master Supply Arrangements with customers to provide goods and/or services over specific time periods. Customers submit purchase orders with quantities and prices to create a contract for accounting purposes. Shipping and handling expenses are included in "Cost of Sales," and freight charged to customers is included in "Net Sales" in the Company's Condensed Consolidated Statements of Income.
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

	March 29, 2020	December 31, 2019
Contract Assets	$56,631	$56,364
Contract Liabilities	$(13,036)	$(17,047)

Significant changes in the contract assets and liabilities balances during the period were as follows:

	March 29, 2020		December 31, 2019
	Contract Asset	Contract Liability	Contract Asset	Contract Liability
Beginning Balance	$56,364	$(17,047)	$48,786	$(18,533)
Revenue deferred or rebates accrued	—	(7,528)	—	(29,062)
Recognized as revenue		2,075		8,473
Rebates paid to customers	—	9,464	—	22,075
Increases due to rights to consideration for customer specific goods produced, but not billed during the period	56,631	—	51,797	—
Transferred to receivables from contract assets recognized at the beginning of the period	(56,364)	—	(48,786)	—
Acquired as part of a business combination	—	—	4,567	—
Ending Balance	$56,631	$(13,036)	$56,364	$(17,047)

Contract assets and liabilities are generally short in duration given the nature of products produced by the Company. Contract assets represent goods produced without alternative use for which the Company is entitled to payment with margin prior to shipment. Upon shipment, the Company is entitled to bill the customer, and therefore amounts included in contract assets will be reduced with the recording of an account receivable as they represent an unconditional right to payment. Contract liabilities represent revenue deferred due to pricing mechanisms utilized by the Company in certain multi-year arrangements, volume rebates, and payments received in advance. For multi-year arrangements with pricing mechanisms, the Company will generally defer revenue during the first half of the arrangement, and will release the deferral over the back half of the contract term. The Company's reportable segments are aligned by product nature as disclosed in Note 15.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following tables set forth information about revenue disaggregated by primary geographic regions for the three-month periods ended March 29, 2020 and March 31, 2019. The tables also include a reconciliation of disaggregated revenue with reportable segments.

Three months ended March 29, 2020	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Total
Primary Geographical Markets:
United States	$421,479	$55,709	$276,822	$96,488	$850,498
Europe	103,023	65,647	83,540	5,284	257,494
Canada	25,845	—	25,577	—	51,422
Asia	16,538	—	55,784	202	72,524
Other	21,532	—	33,247	16,579	71,358
Total	$588,417	$121,356	$474,970	$118,553	$1,303,296

Three months ended March 31, 2019	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Total
Primary Geographical Markets:
United States	$416,397	$65,563	$268,566	$101,178	$851,704
Europe	108,213	70,242	90,705	5,867	275,027
Canada	27,301	—	32,833	—	60,134
Asia	15,913	—	69,060	920	85,893
Other	21,892	1,749	34,873	20,433	78,947
Total	$589,716	$137,554	$496,037	$128,398	$1,351,705

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
SEGMENT FINANCIAL INFORMATION

	Three Months Ended
	March 29, 2020	March 31, 2019
Net sales:
Consumer Packaging	$588,417	$589,716
Display and Packaging	121,356	137,554
Paper and Industrial Converted Products	474,970	496,037
Protective Solutions	118,553	128,398
Consolidated	$1,303,296	$1,351,705
Intersegment sales:
Consumer Packaging	$2,273	$921
Display and Packaging	1,298	1,167
Paper and Industrial Converted Products	29,212	33,654
Protective Solutions	372	462
Consolidated	$33,155	$36,204
Operating profit:
Segment operating profit:
Consumer Packaging	$67,801	$62,115
Display and Packaging	8,094	6,454
Paper and Industrial Converted Products	54,013	48,387
Protective Solutions	14,004	11,004
Restructuring/Asset impairment charges	(12,599)	(10,672)
Other, net	(1,210)	(400)
Consolidated	$130,103	$116,888

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
Spartanburg
In connection with its acquisition of Tegrant in November 2011, the Company identified potential environmental contamination at a site in Spartanburg, South Carolina. The total remediation cost of the Spartanburg site was estimated to be $17,400 at the time of acquisition and an accrual in this amount was recorded on Tegrant’s opening balance sheet. Since the acquisition, the Company has spent a total of $1,640 on remediation of the Spartanburg site.
Based on favorable developments at the Spartanburg site, the Company reduced its environmental reserve by$10,000 in the third quarter of 2019 in order to reflect its revised best estimate of what it is likely to pay in order to complete the remediation. This prior year adjustment resulted in a $10,000 reduction in "Selling, general and administrative expenses" in the Company's Condensed Consolidated Statements of Income.
At March 29, 2020 and December 31, 2019, the Company's accrual for environmental contingencies related to the Spartanburg site totaled $5,760 and $5,789, respectively. The Company cannot currently estimate its potential liability,

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

damages or range of potential loss, if any, beyond the amounts accrued with respect to this exposure. However, the Company does not believe that the resolution of this matter has a reasonable possibility of having a material adverse effect on the Company's financial statements.
Other environmental matters
The Company has been named as a potentially responsible party at several other environmentally contaminated sites. All of the sites are also the responsibility of other parties. The potential remediation liabilities are shared with such other parties, and, in most cases, the Company’s share, if any, cannot be reasonably estimated at the current time. However, the Company does not believe that the resolution of these matters has a reasonable possibility of having a material adverse effect on the Company's financial statements. At March 29, 2020 and December 31, 2019, the Company's accrual for these other sites totaled $2,896 and $2,938, respectively.
Summary
As of March 29, 2020 and December 31, 2019, the Company (and its subsidiaries) had accrued $8,656 and $8,727, respectively, related to environmental contingencies. These accruals are included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Sonoco Products Company,

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company and its subsidiaries (the “Company”) as of March 29, 2020, and the related condensed consolidated statements of income, comprehensive (loss)/income, changes in total equity and cash flows for the three-month periods ended March 29, 2020 and March 31, 2019, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2019, and the related consolidated statements of income, comprehensive income, changes in total equity and of cash flows for the year then ended (not presented herein), and in our report dated February 28, 2020, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

PricewaterhouseCoopers LLP
Charlotte, North Carolina
May 6, 2020

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
•potential impacts of the COVID-19 Coronavirus on business, operations and financial condition;
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
•impacts arising as a result of the COVID-19 Coronavirus global pandemic on our results of operations, financial condition, value of assets, liquidity, prospects, growth, and on the industries in which we operate and that we

SONOCO PRODUCTS COMPANY
serve, resulting from, without limitation, recent and ongoing financial market volatility, potential governmental actions, changes in consumer behaviors and demand, changes in customer requirements, disruptions of the Company’s suppliers and supply chain, availability of labor and personnel, necessary modifications to operations and business, and uncertainties about the extent and duration of the pandemic;
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
•timing of funding pension and postretirement benefit plan obligations;
•cost of employee and retiree medical, health and life insurance benefits;
•resolution of income tax contingencies;
•foreign currency exchange rate fluctuations, interest rate and commodity price risk and the effectiveness of related hedges;
•changes in U.S. and foreign tariffs, tax rates, and tax laws, regulations and interpretations thereof;
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
•accuracy of assumptions underlying fair value measurements, accuracy of management’s assessments of fair value and fluctuations in fair value;
•ability to maintain effective internal controls over financial reporting;
•liability for and anticipated costs of resolution of legal proceedings;
•liability for and anticipated costs of environmental remediation actions;
•effects of environmental laws and regulations;
•operational disruptions at our major facilities;

SONOCO PRODUCTS COMPANY
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
•actions of domestic or foreign government agencies and changes in laws and regulations affecting the Company and increased costs of compliance;
•international, national and local economic and market conditions and levels of unemployment;
•economic disruptions resulting from terrorist activities and natural disasters; and
•accelerating inflation.
More information about the risks, uncertainties and assumptions that may cause actual results to differ materially from those expressed or forecasted in forward-looking statements is provided in the Company's Annual Report on Form 10-K under Item 1A-"Risk Factors" and throughout other sections of that report, in this report on Form 10-Q under Part II, Item 1A - "Risk Factors," and in other reports filed with the Securities and Exchange Commission. In light of these various risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.
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

SONOCO PRODUCTS COMPANY

COMPANY OVERVIEW
Sonoco is a leading provider of consumer packaging, industrial products, protective packaging and packaging supply chain services, with approximately 320 locations in 36 countries.
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
COVID-19
Impact on Operating Results
Around the world, Sonoco is an essential provider of consumer, industrial and medical packaging. Sonoco associates are deemed “Essential Critical Infrastructure Workers” under the guidance of the U.S. Department of Homeland Security and have received similar designations by the vast majority of other governmental agencies in the 36 countries where the Company operates. As a result, nearly all of the Company’s global operations continue to operate and are serving our customers’ critical needs. Certain customers whose products have not been deemed “critically essential” have had to suspend operations due to the COVID-19 pandemic, while some others have been unable to fully staff their operations, and as a result these customers are taking temporary downtime or furloughing employees. Sonoco is following these developments closely and responding with appropriate changes to production capacity and schedules and cost-reduction initiatives.
Sonoco expects the significance of the COVID-19 pandemic, including its effect on its financial condition and results of operations, to be dictated by, among other things, its duration, the success of efforts to contain the virus and the impact of actions taken by governments and others in response. An extended period of disruption to its served markets or global supply chains could materially and adversely affect its business, results of operations, access to sources of liquidity and overall financial condition. In addition, an extended global recession caused by the pandemic would have an adverse impact on the Company's operations and financial condition.
While a COVID-19 driven spike in consumer demand for certain food and household products benefited the Company's 2020 first-quarter results, the overall impact of the pandemic on the second quarter of 2020 is expected to be negative. Although the Company has provided second quarter Base earnings per share (EPS) guidance of $0.73 to $0.83 compared to Base EPS of $0.95 in the second quarter of 2019, it is not able at this time to estimate the full-year 2020 financial impact of the COVID-19 pandemic and has removed its full year Base EPS guidance as a result. The wide range of second-quarter guidance reflects uncertainties regarding the challenging macroeconomic conditions stemming from the pandemic, including the negative impact of higher recycled fiber costs, and a stronger U.S. dollar. We expect COVID-19 to have a mixed impact on demand for our products with the net impact being negative to earnings compared to the second quarter of last year. The Company expects recycled fiber prices, including those for old corrugated containers, to continue increasing due mostly to supply-demand dynamics related to COVID-19, which is expected to result in a significant negative impact to our Industrial segment's earnings compared to the second quarter of last year. Even though we are proactively increasing our Industrial segment's pricing related to higher input and other costs, we expect the timing of price cost changes to work against us in the near term.
We expect our consumer-related businesses to continue performing relatively well in the second quarter as food consumption trends should continue to be driven by stay-at-home consumers. In addition, we expect our paperboard operations in North America to be relatively steady as increased demand for paperboard serving the tissue and towel market should help offset declines with some of our other industrial converted products businesses. Unfortunately, tubes, cores and cones volumes are expected to be negatively impacted around the world, although there are pockets of strength in certain markets, such as plastic film. As noted above, we expect recycled fiber prices to continue to increase, possibly reaching above $100 a ton during the second quarter of 2020, which should benefit our recycling operations, but create a significant price/cost headwind to our paper-based businesses until such time as we are able to achieve recovery of those higher costs for sales made in the second half of the year. Finally, our ThermoSafe temperature-assured packaging business is expected to continue to produce solid results as it is supplying coolers critical for virus testing and pharmaceutical transport. However, we expect overall second quarter earnings in our Protective Solutions segment will

SONOCO PRODUCTS COMPANY
be negatively impacted by lower demand in our molded foam and consumer fiber businesses, which serve the automotive and appliance markets.

Financial Flexibility and Liquidity
Sonoco has a strong, investment-grade balance sheet and has substantial liquidity available in the form of cash, cash equivalents and revolving credit facilities, as well as the ability to issue commercial paper and to access liquidity in the bank or other debt capital markets. On March 18, 2020, the Company closed and funded a new $150 million, 364-day term loan, the proceeds from which were used to repay a portion of outstanding commercial paper. On April 1, 2020, the Company accessed $250 million from its revolving credit facility using $85 million of the proceeds to fully repay the then outstanding commercial paper balance. On April 6, 2020, the Company borrowed $100 million, pursuant to a new 364-day term loan and on April 22, 2020, sold $600 million of 3.125% notes due 2030. On May 5, 2020, the Company repaid the $250 million borrowed April 1, 2020 under its revolving credit facility. Following these borrowing actions, the Company currently has approximately $750 million in cash and cash equivalents on hand and $500 million in committed availability under its revolving credit facility. To further improve its financial flexibility and liquidity, the Company gave notice of its intent to exercise a conditional one-time option to extend its $200 million term loan due May 2020 to May 2021. The Company expects the required conditions will be met.
Sonoco is also taking further actions to strengthen cash flow and improve liquidity. These actions include reducing planned 2020 capital spending by delaying certain projects, deferring pension-termination contributions to 2021 and closely managing working capital. Finally, the Company is taking aggressive actions to reduce operating costs and selling, general and administrative expenses.

Health, Safety and Business Continuity
The health and safety of Sonoco’s associates, contractors, suppliers and the general public are a top priority. Included among the safety measures we have recently implemented are: conducting health screenings for personnel entering our operations, routinely cleaning high-touch surfaces, following social distancing protocols, prohibiting all non-critical business travel, and encouraging all associates who can to work from home when possible. Additionally, Sonoco has launched a dedicated COVID-19 internal microsite to keep its associates up to date on Company and health authority information, guidelines, protocols and policies, including those set by the World Health Organization and the U.S. Centers for Disease Control and Prevention.
Sonoco has also put in place a Global Task Force to develop and implement business continuity plans to ensure its operations are as prepared as possible to be able to continue producing and shipping product to its customers without disruption. Sonoco has a diverse global supply chain and to date has not experienced significant raw material or other supply disruptions.
First Quarter 2020 Compared with First Quarter 2019
RECONCILIATIONS OF GAAP TO NON-GAAP FINANCIAL MEASURES
Measures calculated and presented in accordance with generally accepted accounting principles are referred to as GAAP financial measures. The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures in the Company’s Condensed Consolidated Statements of Income for each of the periods presented. These non-GAAP financial measures (referred to as “Base”) are the GAAP measures adjusted to exclude (dependent upon the applicable period) restructuring charges, asset impairment charges, acquisition/disposition-related costs, specifically identified tax adjustments, non-operating pension costs/income and certain other items, if any, the exclusion of which the Company believes improves comparability and analysis of the underlying financial performance of the business. More information about the Company's use of Non-GAAP financial measures is provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 under Item 7 - "Management's discussion and analysis of financial condition and results of operations," under the heading "Use of non-GAAP financial measures."

SONOCO PRODUCTS COMPANY

	For the three months ended March 29, 2020
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other Adjustments(1)	Base
Operating profit	$130,103	$12,599	$1,210	$143,912
Non-operating pension costs	7,579	—	(7,579)	—
Interest expense, net	16,045	—	—	16,045
Income before income taxes	106,479	12,599	8,789	127,867
Provision for income taxes	26,756	3,129	3,400	33,285
Income before equity in earnings of affiliates	79,723	9,470	5,389	94,582
Equity in earnings of affiliates, net of tax	513	—	—	513
Net income	80,236	9,470	5,389	95,095
Net loss/(income) attributable to noncontrolling interests	209	(11)	—	198
Net income attributable to Sonoco	80,445	9,459	5,389	95,293
Per diluted common share*	$0.80	$0.09	$0.05	$0.94
*Due to rounding individual items may not sum across
(1) Consists of non-operating pension costs and costs related to acquisitions and potential acquisitions and divestitures. Also includes non-base deferred income tax gains of $1,413 related primarily to a tax rate change.

	For the three months ended March 31, 2019
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other Adjustments(1)	Base
Operating profit	$116,888	$10,672	$400	$127,960
Non-operating pension costs	6,041	—	(6,041)	—
Interest expense, net	15,385	—	—	15,385
Income before income taxes	95,462	10,672	6,441	112,575
Provision for income taxes	22,624	2,638	1,885	27,147
Income before equity in earnings of affiliates	72,838	8,034	4,556	85,428
Equity in earnings of affiliates, net of tax	930	—	—	930
Net income	73,768	8,034	4,556	86,358
Net (income) attributable to noncontrolling interests	(105)	(69)	—	(174)
Net income attributable to Sonoco	$73,663	$7,965	$4,556	$86,184
Per diluted common share*	$0.73	$0.08	$0.05	$0.85
*Due to rounding individual items may not sum across
(1) Consists of non-operating pension costs and costs related to acquisitions and potential acquisitions and divestitures.
RESULTS OF OPERATIONS
The following discussion provides a review of results for the three months ended March 29, 2020 versus the three months ended March 31, 2019.
OVERVIEW
Net sales for the first quarter of 2020 decreased 3.6% to $1,303 million, compared with $1,352 million in the same period last year. This decrease reflects volume declines throughout most of the Company's businesses, lower selling prices, particularly in our industrial businesses, as well as unfavorable changes in foreign currency exchange rates. These negative factors were partially offset by sales from acquisitions. Lower overall selling prices in our industrial businesses were largely due to contracts indexed to Old Corrugated Containers (OCC), the cost of which was lower year over year.

Net income attributable to Sonoco for the first quarter of 2020 increased 9.2% to $80.4 million, $0.80 per diluted share, compared to $73.7 million, $0.73 per diluted share, reported for the same period of 2019. Current quarter net income includes after-tax, non-base charges totaling $14.8 million, while results for the first quarter of 2019 include after-tax, non-base net charges totaling $12.5 million. Earnings decreased partially due to a $1.5 million increase in after-tax restructuring and asset impairment costs associated with previously announced plant closures and organizational

SONOCO PRODUCTS COMPANY
restructuring activities. Additionally, after-tax non-operating pension costs increased $1.4 million over the prior year's first quarter.

First quarter 2019 Base net income attributable to Sonoco (Base earnings) increased 10.6% to $95.3 million, $0.94 per diluted share, from $86.2 million, $0.85 per diluted share, in 2019. This increase was driven by a 12.5 percent increase in Base operating profit which was partially offset by a higher effective tax rate. Net interest expense was slightly higher year-over-year. Productivity improvements and acquisitions drove the year-over-year increase in operating profit, but were partially offset by volume declines and a negative price cost relationship as the Company was not able to fully pass on the impact of rising material costs and other general inflation.

OPERATING REVENUE
Net sales for the first quarter of 2020 decreased $48 million, or 3.6 percent, from the prior-year quarter.
The components of the sales change were:

($ in millions)
Volume/mix	$(36)
Selling prices	(25)
Acquisitions	36
Foreign currency translation and other, net	(24)

Total sales decrease	$(48)

COSTS AND EXPENSES
Cost of goods sold decreased $44.9 million, or 4.1%, and the gross profit margin percentage increased to 20.5% for the first quarter of 2020 compared to 20.0% in the prior-year's first quarter. The decrease in cost of goods sold was driven primarily by lower volume, the translation impact of a stronger dollar, and productivity gains. These productivity gains were primarily responsible for the nearly 50 basis point increase in the gross profit margin.
Selling, general and administrative ("SG&A") costs for the quarter decreased $18.7 million, or 13.1%, year over year due to a significant focus across the business on reducing controllable costs as well as lower management incentive expenses. Those reductions were partially offset by the addition of expenses from acquisitions.
As noted in the segment discussions below, the COVID-19 pandemic is expected to continue triggering higher demand in some of our businesses, but result in lower demand in others. The net overall impact for the Company is expected to be negative for at least the second quarter. As a result, the Company will seek to reduce costs at manufacturing locations expected to experience sustained declines in volume and aggressively pursue reductions in overall selling, general and administrative costs.
Restructuring costs and asset impairment charges totaled $12.6 million for the first quarter of 2020 compared with $10.7 million in the same period last year. The year-over-year increase was mostly driven by an increase in severance costs related to increased restructuring activity around staffing at various businesses and a $2.3 million asset impairment charge related to the Company's decision to close the No. 3 uncoated recycled board paper machine at its Hartsville, South Carolina, paper mill. Additional information regarding restructuring and asset impairment charges is provided in Note 5 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Non-operating pension costs increased $1.5 million for the quarter, compared to the prior-year's period, due primarily to lower expected returns on plan assets stemming from actions in the previous year to de-risk the U.S. plan's portfolio by increasing the allocation of pension assets to fixed-income investments.
Net interest expense for the first quarter increased to $16.0 million, compared with $15.4 million during the first quarter of 2019. The increase was primarily due to higher debt balances, partially offset by the impact of lower interest rates.
The 2020 first-quarter effective tax rates on GAAP and Base earnings were 25.1% and 26.0%, respectively, compared with 23.7% and 24.1%, respectively, in the prior year’s quarter. The higher 2020 GAAP and Base effective tax rates are attributable largely to a valuation allowance recorded against net operating losses for which realization is not currently expected.

SONOCO PRODUCTS COMPANY

REPORTABLE SEGMENTS
The following table recaps net sales attributable to each of the Company’s segments for the first quarters of 2020 and 2019 ($ in thousands):

	Three Months Ended
	March 29, 2020	March 31, 2019	% Change
Net sales:
Consumer Packaging	$588,417	$589,716	(0.2)%
Display and Packaging	121,356	137,554	(11.8)%
Paper and Industrial Converted Products	474,970	496,037	(4.2)%
Protective Solutions	118,553	128,398	(7.7)%
Consolidated	$1,303,296	$1,351,705	(3.6)%

The following table recaps operating profit attributable to each of the Company’s segments during the first quarters of 2020 and 2019 ($ in thousands):

	Three Months Ended
	March 29, 2020	March 31, 2019	% Change
Operating profit:
Segment operating profit:
Consumer Packaging	$67,801	$62,115	9.2%
Display and Packaging	8,094	6,454	25.4%
Paper and Industrial Converted Products	54,013	48,387	11.6%
Protective Solutions	14,004	11,004	27.3%
Restructuring/Asset impairment charges	(12,599)	(10,672)
Other, net	(1,210)	(400)
Consolidated	$130,103	$116,888	11.3%

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

The following table recaps restructuring/asset impairment charges attributable to each of the Company’s segments during the first quarter of 2020 and 2019 ($ in thousands):

	Three Months Ended
	March 29, 2020	March 31, 2019
Restructuring/Asset impairment charges:
Consumer Packaging	$2,362	$7,255
Display and Packaging	2,880	375
Paper and Industrial Converted Products	5,356	874
Protective Solutions	473	442
Corporate	1,528	1,726
Consolidated	$12,599	$10,672

SONOCO PRODUCTS COMPANY
Consumer Packaging
The Consumer Packaging segment includes the following products and services: round and shaped rigid containers and trays (both composite and thermoformed plastic); extruded and injection-molded plastic products; printed flexible packaging; global brand artwork management; and metal and peelable membrane ends and closures.
Segment sales decreased 0.2 percent compared to the prior year's quarter due to lower volume/mix, the negative impact of foreign exchange and lower selling prices, all of which was mostly offset by additional sales from the TEQ acquisition described below. Global Rigid Paper Containers sales volume was down driven by declines in North America and Europe, partially offset by growth in emerging markets of Asia and Latin America. These overall weaker volumes were partially offset by higher selling prices. Flexible Packaging volume improved during the quarter but was offset by a negative mix of business and the closure of a forming films operation in 2019. In Global Plastics, sales prices declined due to lower resin costs and volume was flat as gains in served food markets were largely offset by declines in industrial and specialty markets. However, Global Plastics sales increased overall due to the December 31, 2019 acquisition of Thermoform Engineered Quality (TEQ), a global medical packaging business.
Segment operating profit increased 9.2 percent compared to the prior year's quarter as the benefits of strong productivity improvements, particularly in Flexible Packaging and Rigid Paper Containers, and cost controls more than offset the impact of lower volume/mix. Despite the volume declines and negative price/cost relationship, segment operating margin improved to 11.5 percent in the quarter from 10.5 percent in 2019.
The COVID-19 pandemic is expected to have a mixed impact on this segment in the near term due to increased demand for food and household goods packaging driven by stay-at-home consumers and declines in non-food categories due to temporary business closures and the impact of higher unemployment. The Company will seek to reduce costs at locations that experience sustained declines in volume.

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
Sales declined 11.8 percent compared to last year’s quarter due to lower volume in domestic displays and retail security packaging, indirectly related to the exit of a pack center contract in 2018, along with the negative impact of foreign exchange. Segment operating profit improved $1.6 million due to strong productivity improvements and cost controls, partially offset by lower volume/mix. Segment operating margin improved to 6.7 percent in the quarter up from 4.7 percent in 2019.
Increased food and household products demand from stay-at-home consumers and COVID-19 preparedness is expected to continue benefiting the Company's fulfillment operations, but lower overall economic activity is expected to negatively impact the segment's manufactured materials and retail security businesses. The Company will seek to reduce costs at locations that experience sustained declines in volume. As the profitability of certain packaging center business is not highly sensitive to volume, a COVID-19 driven decline in activity would not be expected to have a commensurate impact on related operating results.

Paper and Industrial Converted Products
The Paper and Industrial Converted Products segment includes the following products: paperboard tubes, cones and cores; fiber-based construction tubes; wooden, metal and composite wire and cable reels and spools; and recycled paperboard, linerboard, corrugating medium, recovered paper and material recycling services.
Segment sales decreased 4.2 percent from the prior year's quarter as lower selling prices, declining volume/mix and the negative impact of foreign exchange more than offset sales from the acquisition of Corenso Holdings in August 2019. The lower volume/mix was driven by weakness in global tubes, cores and cones which was partially offset by improved volume/mix in North America paper and recycling operations.
Segment operating profit improved 11.6 percent above the prior year's quarter as earnings from productivity improvements and the Corenso acquisition more than offset general inflation and lower volume/mix. Segment operating margin improved 162 basis points to 11.4 percent.

SONOCO PRODUCTS COMPANY
As a result of COVID-19, the Company expects to see increased demand in the near term for paperboard serving the tissue and towel market which should help offset volume declines in some of our other industrial converted products businesses. The Company expects recycled fiber prices to continue to increase during the second quarter, possibly reaching more than $100 a ton during the second quarter of 2020. This should benefit our recycling operations, but create a significant price/cost headwind to our paper-based businesses until such time as we are able to achieve recovery of those higher costs for sales made in the second half of the year. The Company will seek to reduce costs at locations that experience sustained declines in volume.
Protective Solutions
The Protective Solutions segment includes the following products: custom-engineered, paperboard-based and expanded foam protective packaging and components; and temperature-assured packaging.
Segment sales for the quarter declined 7.7 percent due to lower volume/mix driven by declines in molded foam automotive components and consumer fiber packaging for appliances. Despite the sales decline, segment operating profit improved on strong productivity improvements and cost controls, partially offset by lower volume/mix. Segment operating margin, compared to the prior-year's quarter, improved 324 basis points to 11.8 percent.
The ThermoSafe temperature-assured packaging business should continue to produce solid results in the second quarter of 2020 as it is supplying coolers critical for virus testing and pharmaceutical transport. However, we expect second-quarter earnings in our Protective Solutions segment will be negatively impacted by lower demand in our molded foam and consumer fiber businesses, which serve the automotive and appliance markets. The Company will seek to reduce costs at locations that experience sustained declines in volume.
OTHER ITEMS
Critical Accounting Policies and Estimates
Income taxes
As previously disclosed, the Company received a draft Notice of Proposed Adjustment (“NOPA”) from the Internal Revenue Service ("IRS") in February 2017 proposing an adjustment to income for the 2013 tax year based on the IRS's recharacterization of a distribution of an intercompany note made in 2012, and the subsequent repayment of the note over the course of 2013, as if it were a cash distribution made in 2013. In March 2017, the Company received a draft NOPA proposing penalties of $18 million associated with the IRS’s recharacterization, as well as an Information Document Request (“IDR”) requesting the Company’s analysis of why such penalties should not apply. The Company responded to this IDR in April 2017. On October 5, 2017, the Company received two revised draft NOPAs proposing the same adjustments and penalties as in the prior NOPAs. On November 14, 2017, the Company received two final NOPAs proposing the same adjustments and penalties as in the prior draft NOPAs. On November 20, 2017, the Company received a Revenue Agent's Report (“RAR”) that included the same adjustments and penalties as in the prior NOPAs. At the time of the distribution in 2012, it was characterized as a dividend to the extent of earnings and profits, with the remainder as a tax free return of basis and taxable capital gain. As the IRS proposes to recharacterize the distribution, the entire distribution would be characterized as a dividend. The incremental tax liability associated with the income adjustment proposed in the RAR would be approximately $89 million, excluding interest and the previously referenced penalties. On January 22, 2018, the Company filed a protest to the proposed deficiency with the IRS. The Company received a rebuttal of its protest from the IRS on July 10, 2018, and the matter has now been referred to the Appeals Division of the IRS. The Company had a pre-conference hearing with IRS Appeals during the second quarter of 2019, and has had continued discussions with IRS Appeals since that time. If the matter is not resolved in IRS Appeals, the next step would be to file a petition in Tax Court. The Company strongly believes the position of the IRS with regard to this matter is inconsistent with the applicable tax laws and existing Treasury regulations, and that the Company's previously reported income tax provision for the year in question is appropriate. However, there can be no assurance that this matter will be resolved in the Company's favor. Regardless of whether the matter is resolved in the Company's favor, the final resolution of this matter could be expensive and time consuming to defend and/or settle. While the Company believes that the amount of tax originally paid with respect to this distribution is correct, and accordingly has not provided additional reserve for tax uncertainty, there is still a possibility that an adverse outcome of the matter could have a material effect on its future results of operations and financial condition.

SONOCO PRODUCTS COMPANY

Pension Plan Termination
As previously disclosed, the Company terminated the Sonoco Pension Plan for Inactive Participants, a tax-qualified defined benefit plan (the "Inactive Plan"), effective September 30, 2019. Once approval is received from the Pension Benefit Guaranty Corporation ("PBGC"), and following completion of a limited lump-sum offering, the Company is expected to settle all remaining liabilities under the Inactive Plan in 2021 through the purchase of annuity contracts. The Company intends to apply to the PBGC for an extension of the distribution deadline and expects to make additional contributions to the Inactive Plan of approximately $150 million ($112 million after tax) in 2021 in order to be fully funded on a termination basis at the time of the annuity purchase. However, the actual amount of the Company's long-term liability when it is transferred, and the related required cash contribution, will depend upon the nature and timing of participant settlements, as well as prevailing market conditions. Non-cash, pretax settlement charges resulting from the lump sum payouts and annuity purchases are currently expected to total approximately $590 million. The termination of the Inactive Plan will apply to participants who have separated service from Sonoco and to nonunion active employees who no longer accrue pension benefits. There is no change in the cumulative benefit previously earned by the approximately 11,000 impacted participants as a result of these actions, and the Company will continue to manage and support the Sonoco Pension Plan, comprised of approximately 600 active participants who continue to accrue benefits in accordance with a flat-dollar multiplier formula.

Financial Position, Liquidity and Capital Resources
Operating cash flows totaled $87.7 million in the three months ended March 29, 2020 compared with $92.3 million during the same period last year, a decrease of $4.6 million. Accounts Receivable consumed $64.9 million of operating cash in the first three months of 2020 compared with $40.0 million in the same period last year as both periods experienced increased business activity following seasonally lower year-end activity. Similarly, inventories consumed $12.2 million of cash in the first three months of 2020 compared with $20.6 million in the same period last year. Trade accounts payable consumed $6.8 million of cash during the three months ended March 29, 2020 compared to providing $14.8 million in the same reporting period last year.
Changes in accrued expenses provided $16.3 million of operating cash in the three months ended March 29, 2020 while consuming $16.9 million in the same period last year. The greater source of cash this year is primarily due to lower management incentives paid in the first three months of 2020 compared to the first three months of 2019 as well as the timing of payroll and other payments. Changes in other assets and liabilities provided $16.8 million less cash in the first three months of 2020 compared to 2019, due to the receipt in the prior year quarter of insurance proceeds associated with clean-up and other repair costs related to Hurricane Florence. The impact of income taxes, net payables and deferred items provided $1.3 million more cash in the quarter versus the prior year.
Cash used in investing activities was $34.2 million in the three months ended March 29, 2020, compared with $41.0 million in the same period last year, a lower year-over-year use of cash of $6.8 million. Acquisition spending was $3.5 million higher year over year with the Company having acquired a tubes and cores operation in Jacksonville, Florida in the first three months of 2020. In the first quarter of 2019, a small amount of cash was used to settle final purchase price adjustments related to the 2018 Conitex and Compositub acquisitions. Proceeds from the sale of assets provided $3.2 million in the three months ended March 29, 2020, compared to $0.5 million in the same period last year. The year-over-year increase was due primarily to net proceeds of $2.4 million received in February 2020 for the sale of equipment at a metal ends operation in Canton, Ohio. Capital spending during the first three months of 2020 was $33.9 million, approximately $8 million lower year over year. Capital spending for the remainder of 2020 is not expected to exceed $140 million, reflecting reductions in planned spending of $45 million from delaying certain projects in response to the economic uncertainty related to COVID-19, and increases in planned spending of approximately $15 million from beginning work on the transformation of the corrugated medium paper machine in Hartsville, South Carolina, into a low-cost, state-of-the-art uncoated recycled paperboard machine.
Cash used in financing activities totaled $62.7 million in the three months ended March 29, 2020, compared with $47.8 million in the same period last year, a change of $14.8 million. The Company used $185 million during the first quarter of 2020 to pay down its outstanding commercial paper, largely funded by proceeds from a $150 million term loan entered into in March 2020, creating a net use of cash of $35 million, compared to $31 million provided by commercial paper in the prior year's quarter. The year-over-year increase in outstanding checks was $17.6 million and resulted primarily from the timing of payroll payments. The Company received proceeds of $14.5 million from the settlement of a cross-currency swap in March 2020 and, during the three months ended March 29, 2020, paid cash dividends of $43.2 million, an

SONOCO PRODUCTS COMPANY
increase of $2.1 million over the same period last year. Cash used to repurchase the Company's common stock was lower year over year by $3.5 million.
The Company operates a $500 million commercial paper program, supported by a $500 million revolving credit facility with a syndicate of eight banks. The revolving bank credit facility is committed through July 2022. If circumstances were to prevent the Company from issuing commercial paper, it has the contractual right to draw funds directly on the underlying revolving bank credit facility. Borrowings under the credit facility may be prepaid at any time at the discretion of the Company.
The Company has taken several actions in March and April 2020 to secure liquidity in light of volatility in the credit markets and economic uncertainty being caused by the COVID-19 pandemic.
On March 18, 2020, the Company closed and funded a 364-day, $150 million term loan with Wells Fargo Bank, National Association, and the proceeds were used to repay a portion of outstanding commercial paper. Interest is assessed at the London Interbank Offered Rate (LIBOR) plus a margin based on a pricing grid that uses the Company’s credit ratings. The margin above LIBOR at March 29, 2020 was 125 basis points. There is no required amortization and repayment can be accelerated at any time at the discretion of the Company.
On April 1, 2020, subsequent to quarter end, the Company accessed $250 million from its revolving credit facility. On April 6, 2020, the Company borrowed $100 million, pursuant to a new 364-day term loan with U.S. Bank, National Association. The Company used $85 million of the proceeds to fully repay its outstanding commercial paper balance and the remaining proceeds were invested in short term cash equivalents with maturities of 30 days or less. Interest is assessed at LIBOR plus a margin based on a pricing grid that uses the Company's credit ratings. The margin above LIBOR at April 6, 2020 was 125 basis points. There is no required amortization and repayment can be accelerated at any time at the discretion of the Company.
On April 22, 2020, the Company sold through a public offering $600 million of 3.125% notes due May 1, 2030. The offering was made pursuant to an effective shelf registration statement. This action was taken largely to mitigate the risk of possible future credit market dislocations triggered by the economic impact of the COVID-19 pandemic. The net proceeds from the offering of approximately $594.2 million are available for general corporate purposes, including repayment of outstanding debt. On May 5, 2020, the Company repaid the $250 million borrowed April 1, 2020 under the Company's revolving credit facility.
To further improve its financial flexibility and liquidity, the Company gave notice in March 2020 of its intent to exercise a conditional one-time option to extend its $200 million term loan with Wells Fargo Bank, National Association, due May 2020, for an additional 364 days to May 2021. The Company expects the required conditions will be met.
As a result of these borrowing actions, the Company currently expects debt maturities of approximately $871 million in 2021. The Company currently has approximately $750 million in cash and cash equivalents on hand and $500 million in committed availability under its revolving credit facility. The Company believes these amounts, combined with expected free cash flow generation, provide ample liquidity to cover the 2021 debt maturities and other cash flow needs of the Company.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenants currently require the Company to maintain a minimum level of interest coverage and a minimum level of net worth, as defined in the agreements. As of March 29, 2020, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.
The Company continually explores strategic acquisition opportunities which may result in the use of cash. Given the nature of the acquisition process, the timing and amounts of such expenditures are not always predictable. The Company expects that any acquisitions requiring funding in excess of cash on hand would be financed using available borrowing capacity.
Although there are approximately 3.0 million shares of common stock remaining available for open-market repurchase under a 2016 Board of Directors authorization, the Company currently has no intention of making any such repurchases in the near term.
Cash and cash equivalents totaled $123.3 million and $145.3 million at March 29, 2020 and December 31, 2019, respectively. Of these totals, approximately $97.7 million and $115.0 million, respectively, were held outside of the United States by the Company’s foreign subsidiaries. Cash held outside of the United States is available to meet local

SONOCO PRODUCTS COMPANY
liquidity needs, or for capital expenditures, acquisitions, and other offshore growth opportunities. Reflecting the financing actions described above, the Company has ample domestic liquidity from a combination of cash on hand, operating cash flow generation and access to bank and capital markets borrowings. The Company has generally considered its foreign unremitted earnings to be indefinitely invested outside the United States and currently has no plans to repatriate such earnings, other than excess cash balances that can be repatriated at minimal tax cost. Accordingly, the Company is not providing for taxes on these amounts for financial reporting purposes. Computation of the potential deferred tax liability associated with unremitted earnings considered to be indefinitely reinvested is not practicable.
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
During the three months ended March 29, 2020, the Company reported a net decrease in cash and cash equivalents of $12.8 million due to an overall stronger U.S. dollar relative to most foreign currencies.
The Company anticipates making additional contributions to its pension and postretirement plans of approximately $15 million during the remainder of 2020, which would result in total 2020 contributions of approximately $40 million, excluding potential immaterial cash funding related to restructuring actions. As discussed in "Other Items," the Sonoco Pension Plan for Inactive Participants was terminated effective September 30, 2019. Upon approval by the Pension Benefit Guaranty Corporation ("PBGC"), and following completion of a limited lump-sum offering, the Company is expected to settle all remaining liabilities under the Inactive Plan through the purchase of annuities. The Company intends to apply to the PBGC for an extension of the distribution deadline and expects to make additional contributions to the Inactive Plan of approximately $150 million ($112 million, after tax) in 2021 in order to be fully funded on a termination basis at the time of the annuity purchase. Any such contributions in excess of cash on hand are expected to be financed using available borrowing capacity. Future funding requirements beyond the current year will vary depending largely on actual investment returns, future actuarial assumptions, the nature and timing of participant settlements, and legislative actions.
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
Due to the highly inflationary economy in Venezuela, the Company considers the U.S. dollar to be the functional currency of its Venezuelan operations and uses the official exchange rate when remeasuring the financial results of those operations. Economic conditions in Venezuela have worsened considerably over the past several years and there is no indication that conditions are due to improve in the foreseeable future. Further deterioration could result in the recognition of an impairment charge or a deconsolidation of the subsidiary. At March 29, 2020, the carrying value of the Company's net investment in its Venezuelan operations was approximately $2.1 million. In addition, at March 29, 2020, the Company's Accumulated Other Comprehensive Loss included a cumulative translation loss of $3.8 million related to its Venezuelan operations which would need to be reclassified to net income in the event of a complete exit of the business or a deconsolidation of these operations.
The Company has operations in the United Kingdom and elsewhere in Europe that could be impacted by the exit of the U.K. from the European Union (Brexit). Our U.K. operations have made contingency plans regarding potential customs

SONOCO PRODUCTS COMPANY
clearance issues, tariffs and other uncertainties resulting from Brexit. Although it is difficult to predict all of the possible impacts to our supply chain or in our customers' downstream markets, the Company has evaluated the potential operational impacts and uncertainties of Brexit and at this time believes that the likelihood of a material impact on our future results of operations is low. Although there are some cross-border sales made out of and into the U.K., most of what we produce in the U.K. is also sold in the U.K. and the same is true for continental Europe. In some cases, companies that have been importing from Europe into the U.K. are now seeking local sources, which has actually been positive for our U.K. operations. Annual sales of our U.K. operations totaled approximately $120 million in 2019.
At March 29, 2020, the Company had commodity contracts outstanding to fix the cost of a portion of anticipated raw materials and natural gas purchases. The total net fair market value of these instruments was an unfavorable position of $(2.9) million and $(1.6) million at March 29, 2020 and December 31, 2019, respectively. Natural gas and aluminum hedge contracts covering an equivalent of 4.0 million MMBTUs and 1,089 metric tons, respectively, were outstanding at March 29, 2020. Additionally, the Company had various currency contracts outstanding to fix the exchange rate on certain anticipated foreign currency cash flows. The total market value of these instruments was a net unfavorable position of $(3.6) million at March 29, 2020 and a net favorable position of $1.1 million at December 31, 2019. These contracts qualify as cash flow hedges and mature within twelve months of their respective reporting dates.
In addition, at March 29, 2020, the Company had various currency contracts outstanding to fix the exchange rate on certain foreign currency assets and liabilities. Although placed as an economic hedge, the Company does not apply hedge accounting to these contracts. The fair value of these currency contracts were immaterial at March 29, 2020 and December 31, 2019.
In January 2020, the Company entered into a cross-currency swap agreement with a notional amount of $250 million to effectively convert a portion of the Company's fixed-rate, U.S. dollar denominated debt, including the semi-annual interest payments, to fixed-rate euro-denominated debt. The swap agreement had an original maturity of November 1, 2024 and provided for the Company to receive semi-annual interest payments in U.S. dollars at a rate of 5.75% and pay interest in euros at a rate of 3.856%. The risk management objective was to manage foreign currency risk relating to net investments in certain European subsidiaries denominated in foreign currencies. As a result of significant strengthening of the U.S. dollar, as well as a reduction in the differential between U.S. and European interest rates, the fair market value of the swap position appreciated significantly during the first quarter of 2020. In March 2020, the Company terminated the agreement and received a net cash settlement of $14.5 million.
At March 29, 2020, the U.S. dollar had strengthened against most of the functional currencies of the Company's foreign operations compared to December 31, 2019, resulting in a net translation loss of $93.6 million being recorded in accumulated other comprehensive loss at March 29, 2020.
As a result of the weakening global economy due to the COVID-19 pandemic, the Company increased its allowance for cumulative expected credit losses by $0.6 million as of March 29, 2020. Continued weakness in the economy may require additional charges to be recognized in future periods. The magnitude of such charges cannot be estimated at this time.
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
Information about the Company’s exposure to market risk is discussed under Part I, Item 2 in this report and was disclosed in its Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission on February 28, 2020. There have been no other material quantitative or qualitative changes in market risk exposure since the date of that filing.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision, and with the participation, of our management, including our Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, ("the Exchange Act") of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO concluded that such controls and procedures, as of March 29, 2020, the end of the period covered by this Quarterly Report on Form 10-Q, were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. For this purpose, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information that is required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
In response to the COVID-19 pandemic, we have required certain employees, some of whom are involved in the operation of our internal controls over financial reporting, to work from home. Despite this change, there have been no changes in the Company’s internal control over financial reporting occurring during the three months ended March 29, 2020, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize any impact it may have on their design and operating effectiveness.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
Information with respect to legal proceedings and other exposures appears in Part I - Item 3 - “Legal Proceedings” and Part II - Item 8 - “Financial Statements and Supplementary Data” (Note 16 - “Commitments and Contingencies”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and in Part I - Item 1 - “Financial Statements” (Note 16 - “Commitments and Contingencies”) of this report.
Environmental Matters
The Company has been named as a potentially responsible party (PRP) at several environmentally contaminated sites not owned by the Company. All of the sites are also the responsibility of other parties. The Company's liability, if any, is shared with such other parties, but the Company's share has not been finally determined in most cases. In some cases, the Company has cost-sharing arrangements with other PRPs with respect to a particular site. Such agreements relate to the sharing of legal defense costs or cleanup costs, or both. The Company has assumed, for purposes of estimating amounts to be accrued, that the other parties to such cost-sharing agreements will perform as agreed. It appears that final resolution of some of the sites is years away, and actual costs to be incurred for these environmental matters in future periods is likely to vary from current estimates because of the inherent uncertainties in evaluating environmental exposures. Accordingly, the ultimate cost to the Company with respect to such sites, beyond what has been accrued at March 29, 2020, cannot be determined. As of March 29, 2020 and December 31, 2019, the Company had accrued $8.7 million and $8.7 million, respectively, related to environmental contingencies. The Company periodically reevaluates the assumptions used in determining the appropriate reserves for environmental matters as additional information becomes available and, when warranted, makes appropriate adjustments.

SONOCO PRODUCTS COMPANY
Other legal matters
Additional information regarding legal proceedings is provided in Note 16 to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.
Except as set forth below, during the quarter ended March 29, 2020, there were no material changes to the Risk Factors disclosed in Item 1A- "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
The direct and indirect results of the COVID-19 pandemic may adversely affect our operations, results of our operations and our financial condition.
The United States and other countries are experiencing a major global health pandemic related to the outbreak of a novel strain of coronavirus, COVID-19. Governmental authorities nationally and in affected regions are taking increasingly dramatic actions and mandating various restrictions in an effort to slow the spread of the virus, including travel restrictions, restrictions on public gatherings, “shelter at home” orders and advisories, and quarantining of people who may have been exposed to the virus. We are an essential provider of consumer, industrial and medical packaging. Our associates are deemed “Essential Critical Infrastructure Workers” under the guidance of the U.S. Department of Homeland Security and have received similar designations by the vast majority of other governmental agencies in the 36 countries where the Company operates. As a result, nearly all of the Company’s global operations continue to operate and are serving our customers’ critical needs. Certain customers whose products have not been deemed “critically essential” have had to suspend operations due to the COVID-19 pandemic, while some others have been unable to fully staff their operations, and as a result these customers are taking temporary downtime or furloughing employees. We are following these developments closely and responding with cost-reduction initiatives.
We have put in place a Global Task Force to develop and implement business continuity plans to ensure our operations are as prepared as possible to be able to continue producing and shipping product to our customers without disruption. We have a diverse global supply chain and to date we have not experienced significant raw material or other supply disruptions. However, certain raw materials pricing has increased significantly since January, including Old Corrugated Containers (“OCC”), which is the largest raw material used by our recycled paperboard mills. Sustained OCC pricing at current, or higher, levels is likely to have an adverse effect on near-term operating margins.
Given the unprecedented uncertainty of this situation, including the unknown duration and severity of the pandemic and the unknown overall impact on consumer demand, we are unable to forecast the full impact on our business in 2020. An extended period of disruption to our served markets or global supply chains could materially and adversely affect our business, results of operations, access to sources of liquidity and overall financial condition. In addition, an extended global recession caused by the pandemic would have a material and adverse impact on our operations, results of operations and financial condition.

SONOCO PRODUCTS COMPANY

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number of Shares that May Yet be Purchased under the Plans or Programs[2]
1/01/20 - 2/02/20	22,067	$61.60	—	2,969,611
2/03/20 - 3/01/20	42,302	$60.11	—	2,969,611
3/02/20 - 3/29/20	733	$48.33	—	2,969,611
Total	65,102	$60.49	—	2,969,611

1	A total of 65,102 common shares were repurchased in the first quarter of 2020 related to shares withheld to satisfy employee tax withholding obligations in association with certain share-based compensation awards. These shares were not repurchased as part of a publicly announced plan or program.
2
On February 10, 2016, the Company's Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company's common stock. A total of 2,030,389 shares were repurchased under this authorization during 2016 at a cost of $100.0 million. No shares were repurchased during 2017, 2018, 2019 or during the three months ended March 29, 2020. Accordingly, a total of 2,969,611 shares remain available for repurchase at March 29, 2020.

Item 6.	Exhibits.

Exhibit Index

10.1	March 2020 364-Day Term Loan Facility (incorporated by reference to the Registrant's Form 8-K filed March 19, 2020)

10.2	First Amendment to Credit Agreement, dated February 14, 2020 (incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 2019)

15	Letter re: unaudited interim financial information

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SONOCO PRODUCTS COMPANY
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOCO PRODUCTS COMPANY
(Registrant)

Date:	May 6, 2020	By:	/s/ Julie C. Albrecht
Julie C. Albrecht
Vice President and Chief Financial Officer
(principal financial officer)

/s/ James W. Kirkland
James W. Kirkland
Corporate Controller
(principal accounting officer)