Form 10-Q
period 2020-06-28
SONOCO PRODUCTS CO
filed 2020-07-29
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock at July 17, 2020:
Common stock, no par value: 100,376,491

SONOCO PRODUCTS COMPANY

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars and shares in thousands)

	June 28, 2020	December 31, 2019*
Assets
Current Assets
Cash and cash equivalents	$857,272	$145,283
Trade accounts receivable, net of allowances	692,943	698,149
Other receivables	104,397	113,754
Inventories, net:
Finished and in process	173,697	172,223
Materials and supplies	350,158	331,585
Prepaid expenses	60,195	60,202
	2,238,662	1,521,196
Property, Plant and Equipment, Net	1,235,505	1,286,842
Goodwill	1,423,712	1,429,346
Other Intangible Assets, Net	360,996	388,292
Deferred Income Taxes	41,301	46,502
Right of Use Asset-Operating Leases	294,050	298,393
Other Assets	144,634	155,718
Total Assets	$5,738,860	$5,126,289
Liabilities and Equity
Current Liabilities
Payable to suppliers	$554,090	$537,764
Accrued expenses and other	354,302	367,114
Notes payable and current portion of long-term debt	646,623	488,234
Accrued taxes	21,257	11,380
	1,576,272	1,404,492
Long-term Debt, Net of Current Portion	1,618,640	1,193,135
Noncurrent Operating Lease Liabilities	249,217	253,992
Pension and Other Postretirement Benefits	303,606	304,798
Deferred Income Taxes	95,962	76,206
Other Liabilities	87,459	77,961
Sonoco Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares 100,330 and 100,198 shares issued and outstanding at June 28, 2020 and December 31, 2019, respectively	7,175	7,175
Capital in excess of stated value	309,427	310,778
Accumulated other comprehensive loss	(869,453)	(816,803)
Retained earnings	2,350,189	2,301,532
Total Sonoco Shareholders’ Equity	1,797,338	1,802,682
Noncontrolling Interests	10,366	13,023
Total Equity	1,807,704	1,815,705
Total Liabilities and Equity	$5,738,860	$5,126,289

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Net sales	$1,245,485	$1,359,721	$2,548,781	$2,711,426
Cost of sales	997,502	1,084,385	2,034,208	2,165,969
Gross profit	247,983	275,336	514,573	545,457
Selling, general and administrative expenses	121,371	132,213	245,259	274,774
Restructuring/Asset impairment charges	22,885	13,355	35,484	24,027
Operating profit	103,727	129,768	233,830	246,656
Non-operating pension costs	7,600	5,550	15,179	11,591
Interest expense	19,563	16,798	36,092	32,830
Interest income	878	846	1,362	1,493
Income before income taxes	77,442	108,266	183,921	203,728
Provision for income taxes	23,230	28,491	49,986	51,115
Income before equity in earnings of affiliates	54,212	79,775	133,935	152,613
Equity in earnings of affiliates, net of tax	778	1,511	1,291	2,441
Net income	54,990	81,286	135,226	155,054
Net loss/(income) attributable to noncontrolling interests	221	(127)	430	(232)
Net income attributable to Sonoco	$55,211	$81,159	$135,656	$154,822
Weighted average common shares outstanding:
Basic	100,971	100,759	100,915	100,700
Diluted	101,109	101,178	101,109	101,129
Per common share:
Net income attributable to Sonoco:
Basic	$0.55	$0.81	$1.34	$1.54
Diluted	$0.55	$0.80	$1.34	$1.53

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Net income	$54,990	$81,286	$135,226	$155,054
Other comprehensive income/(loss):
Foreign currency translation adjustments	32,864	9,745	(62,348)	6,773
Changes in defined benefit plans, net of tax	4,416	1,807	10,196	8,963
Changes in derivative financial instruments, net of tax	1,830	(481)	(2,725)	1,383
Other comprehensive income/(loss):	$39,110	$11,071	$(54,877)	$17,119
Comprehensive income:	94,100	92,357	80,349	172,173
Net loss/(income) attributable to noncontrolling interests	221	(127)	430	(232)
Other comprehensive loss/(income) attributable to noncontrolling interests	590	(172)	2,227	(52)
Comprehensive income attributable to Sonoco	$94,911	$92,058	$83,006	$171,889
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN TOTAL EQUITY (unaudited)
(Dollars in thousands)

	Total Equity	Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests
		Outstanding	Amount
December 31, 2018	$1,772,278	99,829	$7,175	$304,709	$(740,913)	$2,188,115	$13,192
Net income	73,768					73,663	105
Other comprehensive income/(loss):
Translation loss	(2,972)				(2,852)		(120)
Defined benefit plan adjustment, net of tax	7,156				7,156
Derivative financial instruments, net of tax	1,864				1,864
Other comprehensive income/(loss)	$6,048				$6,168		$(120)
Dividends	(41,534)					(41,534)
Dividends paid to noncontrolling interests	(214)						(214)
Issuance of stock awards	399	340		399
Shares repurchased	(7,395)	(133)		(7,395)
Stock-based compensation	4,560			4,560
Impact of new accounting pronouncements	(6,771)					(6,771)
March 31, 2019	$1,801,139	100,036	$7,175	$302,273	$(734,745)	$2,213,473	$12,963
Net income	81,286					81,159	$127
Other comprehensive income/(loss):
Translation gain	9,745				9,573		172
Defined benefit plan adjustment, net of tax	1,807				1,807
Derivative financial instruments, net of tax	(481)				(481)
Other comprehensive income:	$11,071				$10,899		$172
Dividends	(43,353)					(43,353)
Issuance of stock awards	326	58		326
Shares repurchased	(1,155)	(19)		(1,155)
Stock-based compensation	4,306			4,306
June 30, 2019	$1,853,620	100,075	$7,175	$305,750	$(723,846)	$2,251,279	$13,262

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN TOTAL EQUITY (unaudited)
(Dollars in thousands)

	Total Equity	Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests
		Outstanding	Amount
December 31, 2019	$1,815,705	100,198	$7,175	$310,778	$(816,803)	$2,301,532	$13,023
Net income/(loss)	80,236					80,445	(209)
Other comprehensive income/(loss):
Translation loss	(95,212)				(93,575)		(1,637)
Defined benefit plan adjustment, net of tax	5,780				5,780
Derivative financial instruments, net of tax	(4,555)				(4,555)
Other comprehensive loss	$(93,987)				$(92,350)		$(1,637)
Dividends	(43,339)					(43,339)
Issuance of stock awards	376	196		376
Shares repurchased	(3,938)	(65)		(3,938)
Stock-based compensation	597			597
Impact of new accounting pronouncements	(209)					(209)
March 29, 2020	$1,755,441	100,329	$7,175	$307,813	$(909,153)	$2,338,429	$11,177
Net income/(loss):	54,990					55,211	(221)
Other comprehensive income/(loss):
Translation gain/(loss)	32,864				33,454		(590)
Defined benefit plan adjustment, net of tax	4,416				4,416
Derivative financial instruments, net of tax	1,830				1,830
Other comprehensive income/(loss)	$39,110				$39,700		$(590)
Dividends	(43,451)					(43,451)
Issuance of stock awards	287	2		287
Shares repurchased	(12)	(1)		(12)
Stock-based compensation	1,339			1,339
June 28, 2020	$1,807,704	100,330	$7,175	$309,427	$(869,453)	$2,350,189	$10,366

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Six Months Ended
	June 28, 2020	June 30, 2019
Cash Flows from Operating Activities:
Net income	$135,226	$155,054
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment	8,759	7,284
Depreciation, depletion and amortization	123,447	116,978
Share-based compensation expense	1,936	8,866
Equity in earnings of affiliates	(1,291)	(2,441)
Cash dividends from affiliated companies	3,276	3,297
Net (gain)/loss on disposition of assets	(2,265)	3,943
Pension and postretirement plan expense	29,135	13,647
Pension and postretirement plan contributions	(31,105)	(213,579)
Net increase in deferred taxes	19,653	37,953
Change in assets and liabilities, net of effects from acquisitions and foreign currency adjustments:
Trade accounts receivable	(13,516)	(46,191)
Inventories	(31,984)	(16,825)
Payable to suppliers	17,844	(2,842)
Prepaid expenses	(8,769)	(4,976)
Accrued expenses	9,261	(7,741)
Income taxes payable and other income tax items	8,533	(26,990)
Other assets and liabilities	13,851	14,644
Net cash provided by operating activities	281,991	40,081
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(76,417)	(102,272)
Cost of acquisitions, net of cash acquired	(3,787)	(455)
Proceeds from the sale of assets	4,845	1,498
Investment in affiliates and other, net	524	1,301
Net cash used in investing activities	(74,835)	(99,928)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	1,105,139	243,394
Principal repayment of debt	(269,970)	(81,025)
Net change in commercial paper	(250,000)	(18,000)
Net increase/(decrease) in outstanding checks	7,469	(11,697)
Proceeds from cross-currency swap	14,480	—
Payment of contingent consideration	(2,500)	(5,000)
Cash dividends	(86,337)	(84,160)
Dividends paid to noncontrolling interests	—	(214)
Shares repurchased	(3,950)	(8,550)
Net cash provided by financing activities	514,331	34,748
Effects of Exchange Rate Changes on Cash	(9,498)	1,005
Net Increase/(Decrease) in Cash and Cash Equivalents	711,989	(24,094)
Cash and cash equivalents at beginning of period	145,283	120,389
Cash and cash equivalents at end of period	$857,272	$96,295
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 1: Basis of Interim Presentation
In the opinion of the management of Sonoco Products Company (the “Company” or “Sonoco”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise stated) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the six months ended June 28, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
With respect to the unaudited condensed consolidated financial information of the Company for the three- and six-month periods ended June 28, 2020 and June 30, 2019 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated July 29, 2020 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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
In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments," which requires measurement and recognition of expected versus incurred credit losses for financial assets held. The measurement of expected credit losses should be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. The guidance is effective for annual reporting periods beginning after December 15, 2019, and interim periods within those annual periods. The Company adopted ASU 2016-13 in 2020, using the modified retrospective approach and recorded a cumulative-effect adjustment to retained earnings of $209, a $279 increase to the allowance for doubtful accounts, and a $70 decrease to deferred income tax liabilities as of January 1, 2020.
During the six-month period ended June 28, 2020, there have been no other newly issued nor newly applicable accounting pronouncements that have had, or are expected to have, a material impact on the Company’s financial statements. Further, at June 28, 2020, there were no other pronouncements pending adoption that are expected to have a material impact on the Company’s consolidated financial statements.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 3: Acquisitions
On January 10, 2020, the Company completed the acquisition of a small tube and core operation in Jacksonville, Florida, from Design Containers, Inc. ("Jacksonville"), for total cash consideration of $3,973.
The preliminary fair values of the assets acquired in connection with the Jacksonville acquisition are as follows:

Jacksonville
Property, plant and equipment	$2,773
Inventories	150
Goodwill	1,050
Net Assets	$3,973

Goodwill, all of which is expected to be deductible for income tax purposes, consists of increased access to certain markets. Jacksonville's financial results from January 10, 2020 to June 28, 2020 are included in the Company's Paper and Industrial Converted Products segment.
During the six months ended June 28, 2020, the Company continued to finalize its valuations of the assets acquired and liabilities assumed in the December 31, 2019 acquisition of Thermoform Engineered Quality, LLC, and Plastique Holdings, LTD (together "TEQ") and the August 9, 2019 acquisition of Corenso Holdings America, Inc. ("Corenso") based on new information obtained about facts and circumstances that existed as of their respective acquisition dates. In addition, a final post-closing settlement for the change in working capital at TEQ to the date of closing was made in April 2020 resulting in the receipt of cash from the sellers totaling $185. The following measurement period adjustments were made to the previously disclosed preliminary fair values:

	TEQ	Corenso
Trade accounts receivable	$(41)	$—
Inventories	(241)	(536)
Property, plant and equipment	(2,020)	—
Goodwill	2,763	616
Other intangible assets	600	—
Payable to suppliers	—	(80)
Other net tangible assets/liabilities	(701)	—
Deferred income taxes, net	(545)	—
Decrease in consideration paid	$(185)	$—

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

On April 12, 2018, the Company completed the acquisition of Highland Packaging Solutions ("Highland"). Total consideration for this acquisition included a contingency purchase liability of $7,500 payable in two annual installments if certain sales metrics were achieved. The metrics were met and the Company paid the first installment of $5,000 in 2019 and paid the second and final installment of $2,500 in May 2020. The payments of these contingent obligations are reflected as financing activities on the Company's Condensed Consolidated Statement of Cash Flows for the six months ended June 28, 2020 and June 30, 2019.

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
Costs related to acquisitions and potential acquisitions and divestitures totaling $357 and $1,224 were incurred during the three months ended June 28, 2020 and June 30, 2019, respectively, and $1,528 and $1,624 during the six months ended June 28, 2020 and June 30, 2019, respectively. These costs consist primarily of legal and professional fees and are included in "Selling, general and administrative expenses" in the Company's Condensed Consolidated Statements of Income.

Note 4: Shareholders' Equity
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Numerator:
Net income attributable to Sonoco	$55,211	$81,159	$135,656	$154,822
Denominator:
Weighted average common shares outstanding:
Basic	100,971	100,759	100,915	100,700
Dilutive effect of stock-based compensation	138	419	194	429
Diluted	101,109	101,178	101,109	101,129
Net income attributable to Sonoco per common share:
Basic	$0.55	$0.81	$1.34	$1.54
Diluted	$0.55	$0.80	$1.34	$1.53
Cash dividends	$0.43	$0.43	$0.86	$0.84

No adjustments were made to "Net income attributable to Sonoco" in the computations of earnings per share.
Anti-dilutive Securities
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
The average numbers of SARs that were not dilutive and, therefore, not included in the computation of diluted earnings per share during the three- and six- month periods ended June 28, 2020 and June 30, 2019 were as follows:

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019

Anti-dilutive stock appreciation rights	1,191	537	890	421

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Stock Repurchases
On February 10, 2016, the Company’s Board of Directors authorized the repurchase of up to 5,000 shares of the Company's common stock. A total of 2,030 shares were purchased in 2016. No shares were repurchased under this authorization during 2017, 2018, 2019, or during the six months ended June 28, 2020. Accordingly, a total of 2,970 shares remain available for repurchase at June 28, 2020.
The Company frequently repurchases shares of its common stock to satisfy employee tax withholding obligations in association with certain share-based compensation awards. These repurchases, which are not part of a publicly announced plan or program, totaled 66 shares in the six months ended June 28, 2020 at a cost of $3,950, and 151 shares in the six months ended June 30, 2019 at a cost of $8,550.
Dividend Declarations
On April 15, 2020, the Board of Directors declared a regular quarterly dividend of $0.43 per share. This dividend was paid on June 10, 2020 to all shareholders of record as of May 8, 2020.
On July 15, 2020, the Board of Directors declared a regular quarterly dividend of $0.43 per share. This dividend is payable on September 10, 2020 to all shareholders of record as of August 10, 2020.

Note 5: Restructuring and Asset Impairment
Due to its geographic footprint and the cost-competitive nature of its businesses, the Company is continually seeking the most cost-effective means and structure to serve its customers and to respond to fundamental changes in its markets. As such, restructuring costs have been, and are expected to be, a recurring component of the Company's operating costs. The amount of these costs can vary significantly from quarter to quarter and from year to year depending upon the scope and location of the restructuring activities.
The table below sets forth restructuring and restructuring-related asset impairment charges by type incurred:

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Severance and Termination Benefits	$15,159	$5,199	$25,259	$11,499
Asset Impairment / Disposal of Assets	6,073	5,652	8,759	7,284
Other Costs	1,653	2,504	1,466	5,244
Total Restructuring/Asset Impairment Charges	$22,885	$13,355	$35,484	$24,027

The table below sets forth restructuring and restructuring-related asset impairment charges by reportable segment:

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Consumer Packaging	$3,250	$10,487	$5,612	$17,742
Display and Packaging	668	511	3,548	886
Paper and Industrial Converted Products	17,689	1,600	23,045	2,474
Protective Solutions	695	561	1,168	1,003
Corporate	583	196	2,111	1,922
Total Restructuring/Asset Impairment Charges	$22,885	$13,355	$35,484	$24,027

Restructuring and asset impairment charges are included in “Restructuring/Asset impairment charges” in the Company's Condensed Consolidated Statements of Income.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth the activity in the restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Accrual Activity
Liability at December 31, 2019	$10,765	$—	$592	$11,357
2020 charges	25,259	8,759	1,466	35,484
Cash receipts/(payments)	(17,431)	722	(2,305)	(19,014)
Asset write downs/disposals	—	(9,481)	1,143	(8,338)
Foreign currency translation	(89)		(5)	(94)
Liability at June 28, 2020	$18,504	$—	$891	$19,395

"Severance and Termination Benefits" during the first six months of 2020 includes the cost of severance provided to employees terminated as a result of the operational closures in the Paper and Industrial Converted Products segment including a paper mill in Canada, a paper machine in the United States, and two tube and core plants in the United States, and the closure in the Consumer Packaging segment of a graphic design operation in the United Kingdom. In addition, the charges include the cost of severance for approximately 150 employees whose positions were eliminated in conjunction with the Company's ongoing organizational effectiveness efforts.
"Asset Impairment/Disposal of Assets" consists primarily of impairment charges of $5,726 resulting from the closure of a paper mill in Canada, and $2,300 resulting from the closure of a paper machine in Hartsville, South Carolina. Additionally, the Company received net cash proceeds of $722 primarily from the sale of a previously closed retail security plant facility in Spartanburg, South Carolina. This facility had a net book value of $490.
“Other Costs” consist primarily of costs related to plant closures including equipment removal, utilities, plant security, property taxes and insurance, net of incentive forfeitures.
The Company expects to pay the majority of the remaining restructuring reserves by the end of 2020 using cash generated from operations. The Company also expects to recognize future additional charges totaling approximately $2,700 in connection with previously announced restructuring actions and believes that the majority of these charges will be incurred and paid by the end of 2020. The Company continually evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions are likely to be undertaken.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 6: Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive loss and the changes in the balances of each component of accumulated other comprehensive loss, net of tax as applicable, for the six months ended June 28, 2020 and June 30, 2019:

	Foreign Currency Items	Defined Benefit Pension Items	Cash Flow Hedges	Accumulated Other Comprehensive Loss

Balance at December 31, 2019	$(241,994)	$(574,413)	$(396)	$(816,803)
Other comprehensive loss before reclassifications	(60,121)	(862)	(4,402)	(65,385)
Amounts reclassified from accumulated other comprehensive loss to net income	—	11,058	1,677	12,735
Other comprehensive (loss)/income	(60,121)	10,196	(2,725)	(52,650)
Balance at June 28, 2020	$(302,115)	$(564,217)	$(3,121)	$(869,453)

Balance at December 31, 2018	$(251,102)	$(487,380)	$(2,431)	$(740,913)
Other comprehensive income/(loss) before reclassifications	6,721	(5,939)	1,726	2,508
Amounts reclassified from accumulated other comprehensive loss to net income	—	14,902	(242)	14,660
Amounts reclassified from accumulated other comprehensive loss to fixed assets	—	—	(101)	(101)
Other comprehensive income	6,721	8,963	1,383	17,067
Balance at June 30, 2019	$(244,381)	$(478,417)	$(1,048)	$(723,846)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the effects on net income of significant amounts reclassified from each component of accumulated other comprehensive loss for the three- and six-month periods ended June 28, 2020 and June 30, 2019:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended		Six Months Ended
Details about Accumulated Other Comprehensive Loss Components	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019	Affected Line Item in the Condensed Consolidated Statements of Income
Gains/(losses) on cash flow hedges
Foreign exchange contracts	$(3,384)	$532	$(4,522)	$849	Net sales
Foreign exchange contracts	2,050	(378)	2,877	(666)	Cost of sales
Commodity contracts	525	(319)	(554)	116	Cost of sales
	$(809)	$(165)	$(2,199)	$299	Income before income taxes
	197	59	522	(57)	Provision for income taxes
	$(612)	$(106)	$(1,677)	$242	Net income
Defined benefit pension items
Effect of curtailment loss(a)	$(31)	$—	$(31)	$—	Non-operating pension costs
Effect of settlement loss(a)	(38)	(225)	(661)	(1,547)	Non-operating pension costs
Amortization of defined benefit pension items(a)	(7,221)	(9,523)	(14,082)	(18,455)	Non-operating pension costs
	$(7,290)	$(9,748)	$(14,774)	$(20,002)	Income before income taxes
	1,815	2,510	3,716	5,100	Provision for income taxes
	$(5,475)	$(7,238)	$(11,058)	$(14,902)	Net income
Total reclassifications for the period	$(6,087)	$(7,344)	$(12,735)	$(14,660)	Net income

(a) See Note 11 for additional details.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the before and after tax amounts for the various components of other comprehensive income/(loss) for the three-month periods ended June 28, 2020 and June 30, 2019:

	Three months ended June 28, 2020			Three months ended June 30, 2019
	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Foreign currency items:
Net other comprehensive loss from foreign currency items	$33,454	$—	$33,454	$9,573	$—	$9,573
Defined benefit pension items:
Other comprehensive income/(loss) before reclassifications	(1,410)	351	(1,059)	(6,957)	1,526	(5,431)
Amounts reclassified from accumulated other comprehensive income/(loss) to net income	7,290	(1,815)	5,475	9,748	(2,510)	7,238
Net other comprehensive income/(loss) from defined benefit pension items	5,880	(1,464)	4,416	2,791	(984)	1,807
Gains and losses on cash flow hedges:
Other comprehensive income/(loss) before reclassifications	1,612	(394)	1,218	(828)	297	(531)
Amounts reclassified from accumulated other comprehensive income/(loss) to net income	809	(197)	612	165	(59)	106
Amounts reclassified from accumulated other comprehensive loss to fixed assets	—	—	—	(56)	—	(56)
Net other comprehensive income/(loss) from cash flow hedges	2,421	(591)	1,830	(719)	238	(481)
Other comprehensive income/(loss):	$41,755	$(2,055)	$39,700	$11,645	$(746)	$10,899

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the before and after tax amounts for the various components of other comprehensive income/(loss) for the six-month periods ended June 28, 2020 and June 30, 2019:

	Six months ended June 28, 2020			Six months ended June 30, 2019
	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Foreign currency items:
Net other comprehensive (loss)/income from foreign currency items(a)	$(52,540)	$(7,581)	$(60,121)	$6,721	$—	$6,721
Defined benefit pension items:
Other comprehensive (loss)/income before reclassifications	(1,146)	284	(862)	(7,638)	1,699	(5,939)
Amounts reclassified from accumulated other comprehensive income/(loss) to net income	14,774	(3,716)	11,058	20,002	(5,100)	14,902
Net other comprehensive income/(loss) from defined benefit pension items	13,628	(3,432)	10,196	12,364	(3,401)	8,963
Gains and losses on cash flow hedges:
Other comprehensive income/(loss) before reclassifications	(5,721)	1,319	(4,402)	2,193	(467)	1,726
Amounts reclassified from accumulated other comprehensive income/(loss) to net income	2,199	(522)	1,677	(299)	57	(242)
Amounts reclassified from accumulated other comprehensive loss to fixed assets	—	—	—	(101)	—	(101)
Net other comprehensive (loss)/income from cash flow hedges	(3,522)	797	(2,725)	1,793	(410)	1,383
Other comprehensive income/(loss):	$(42,434)	$(10,216)	$(52,650)	$20,878	$(3,811)	$17,067

(a) Other comprehensive loss from foreign currency items for the six months ended June 28, 2020, includes the settlement gain and corresponding tax provision related to the termination of a net investment hedge. See Note 9 for more information.

Note 7: Goodwill and Other Intangible Assets
Goodwill
A summary of the changes in goodwill by segment for the six months ended June 28, 2020 is as follows:

	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Total
Goodwill at December 31, 2019	$691,243	$203,414	$303,041	$231,648	$1,429,346
2020 Acquisitions	—	—	1,050	—	1,050
Foreign currency translation	(6,398)	—	(3,138)	(527)	(10,063)
Measurement period adjustments	2,763	—	616	—	3,379
Goodwill at June 28, 2020	$687,608	$203,414	$301,569	$231,121	$1,423,712
The Company recorded goodwill totaling $1,050 upon completion of the acquisition of a small tube and core operation in Jacksonville, Florida, from Design Containers, Inc. Measurement period adjustments were made in the first half of 2020 to the fair values of the assets acquired and the liabilities assumed in the 2019 acquisitions of Corenso and TEQ resulting in increases in goodwill of $616 and $2,763, respectively. See Note 3 for additional information.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The Company assesses goodwill for impairment annually during the third quarter, or from time to time when warranted by the facts and circumstances surrounding individual reporting units or the Company as a whole. The Company completed its most recent annual goodwill impairment testing during the third quarter of 2019. As part of this testing, the Company analyzed certain qualitative and quantitative factors in determining whether a goodwill impairment existed. The Company's assessments reflected a number of significant management assumptions and estimates including the Company's forecast of sales, profit margins, and discount rates. Changes in these assumptions could materially impact the Company's conclusions. Based on its assessments, as part of its annual impairment test during the third quarter of 2019, the Company concluded that there was no impairment of goodwill for any of its reporting units.
Although no reporting units failed the assessments noted above, during the time subsequent to the annual evaluation, and at June 28, 2020, the Company considered whether any events and/or changes in circumstances, including the impact of the COVID-19 pandemic, had resulted in the likelihood that the goodwill of any of its reporting units may have been impaired. It is management's opinion that no such events have occurred. However, the goodwill of the Display and Packaging reporting unit is at risk of impairment in the near term if there is a negative change in the long-term outlook for the business or in other factors such as the discount rate. A large portion of projected sales in this reporting unit is concentrated in several major customers, the loss of any of which could impact the Company's conclusion regarding the likelihood of goodwill impairment for the unit. Total goodwill associated with this reporting unit was $203,414 at June 28, 2020. In the latest annual impairment test, the estimated fair value of the Display and Packaging reporting unit was determined to exceed its carrying value by approximately 35%. In this analysis, projected future cash flows for Display and Packaging were discounted at 8.9%. Based on the discounted cash flow model and holding other valuation assumptions constant, Display and Packaging projected operating profits across all future periods would have to be reduced approximately 27.0%, or the discount rate increased to 12.5%, in order for the estimated fair value to fall below the reporting unit’s carrying value.
In addition, the results of the Conitex reporting unit have been negatively impacted by the economic fallout of the COVID-19 pandemic due to end-market weakness, particularly in textiles, as well as certain customers' plants being temporarily shut down to contain the spread of the virus. Management currently expects customer demand will begin to increase and begin approaching pre-pandemic levels next year. However, should it become apparent that the post-COVID-19 recovery is likely to be weaker, or significantly delayed, compared to management’s current expectations, a goodwill impairment charge may be possible in the future. Total goodwill associated with this reporting unit was $32,151 at June 28, 2020. The Company previously owned a 30% noncontrolling interest in Conitex Sonoco (BVI), Ltd. before acquiring the remaining 70% interest on October 1, 2018. In its 2019 annual goodwill impairment test, the Company estimated the fair value of the Conitex reporting unit to be approximately equal to its carrying value.
Other Intangible Assets
A summary of other intangible assets as of June 28, 2020 and December 31, 2019 is as follows:

	June 28, 2020	December 31, 2019
Other Intangible Assets, gross:
Patents	$26,091	$26,096
Customer lists	629,363	632,036
Trade names	32,357	32,427
Proprietary technology	24,474	24,525
Other	2,790	2,297
Other Intangible Assets, gross	$715,075	$717,381

Accumulated Amortization:
Patents	$(12,483)	$(11,669)
Customer lists	(309,488)	(287,831)
Trade names	(11,336)	(9,985)
Proprietary technology	(19,028)	(17,910)
Other	(1,744)	(1,694)
Total Accumulated Amortization	$(354,079)	$(329,089)
Other Intangible Assets, net	$360,996	$388,292

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

In the first quarter of 2020, the Company paid $500 to purchase proprietary technology related to machinery and equipment purchased from a third-party that the Company plans to service internally going forward. This intangible will be amortized over its expected useful life of twelve years. Measurement period adjustments were made in the first half of 2020 to the fair values of the assets acquired and the liabilities assumed in the 2019 acquisition of TEQ resulting in an increase in amortizable intangibles, primarily customer lists, of $600. See Note 3 for additional information.
Other Intangible Assets are amortized on a straight-line basis over their respective useful lives, which generally range from three to forty years. The Company has no intangible assets with indefinite lives.
Aggregate amortization expense was $13,359 and $13,098 for the three months ended June 28, 2020 and June 30, 2019, respectively, and $26,631 and $25,890 for the six months ended June 28, 2020 and June 30, 2019, respectively. Amortization expense on other intangible assets is expected to total approximately $53,000 in 2020, $51,600 in 2021, $48,700 in 2022, $41,000 in 2023 and $29,300 in 2024.

Note 8: Debt
Details of the Company's debt at June 28, 2020 and December 31, 2019 are as follows:

	June 28, 2020	December 31, 2019
Commercial paper	$—	$250,000
Wells Fargo term loan due March 2021	150,000	—
U.S. Bank term loan due March 2021	100,000	—
Wells Fargo term loan due May 2021	200,000	200,000
Syndicated bank term loan due July 2022	143,115	146,569
1.0% Euro loan due May 2021	167,639	167,272
9.2% debentures due August 2021	4,319	4,318
4.375% debentures due November 2021	249,582	249,428
3.125% debentures due May 2030	594,397	—
5.75% debentures due November 2040	599,261	599,244
Other foreign denominated debt	15,189	16,734
Finance lease obligations	26,760	33,077
Other notes	15,001	14,727
Total debt	$2,265,263	$1,681,369
Less current portion and short-term notes	646,623	488,234
Long-term debt	$1,618,640	$1,193,135

The Company has taken several actions in 2020 to secure liquidity in light of volatility in the credit markets and economic uncertainty caused by the COVID-19 pandemic.
On March 18, 2020, the Company closed and funded a 364-day, $150,000 term loan with Wells Fargo Bank, National Association, using the proceeds to repay a portion of outstanding commercial paper. Interest was assessed at the London Interbank Offered Rate (LIBOR) plus a margin based on a pricing grid that used the Company’s credit ratings. The margin above LIBOR at June 28, 2020 was 125 basis points. There was no required amortization and repayment could be accelerated at any time at the discretion of the Company.
On April 1, 2020, the Company accessed $250,000 from its $500,000 revolving credit facility with a syndicate of eight banks committed through July 2022. The Company used $85,000 of the proceeds to fully repay its then outstanding commercial paper balance and the remaining proceeds were invested in short-term cash equivalents with maturities of 30 days or less.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

On April 6, 2020, the Company borrowed $100,000, pursuant to a new 364-day term loan with U.S. Bank, National Association. Interest is assessed at the LIBOR plus a margin based on a pricing grid that uses the Company's credit ratings. The margin above LIBOR at June 28, 2020 was 125 basis points. There is no required amortization and repayment can be accelerated at any time at the discretion of the Company.
On April 22, 2020, the Company sold through a public offering $600,000 of 3.125% notes due May 1, 2030. The offering was made pursuant to an effective shelf registration statement. This action was taken largely to mitigate the risk of possible future credit market dislocations triggered by the economic impact of the COVID-19 pandemic. The Company intends to use the net proceeds from the offering of approximately $594,200 for general corporate purposes, including the repayment of existing debt.
In May 2020, the Company exercised a conditional, one-time option to extend its $200,000 term loan with Wells Fargo Bank, National Association, for an additional 364 days to May 2021. Interest is assessed at the LIBOR plus a margin based on a pricing grid that uses the Company's credit ratings. The margin above LIBOR at June 28, 2020 was 112.5 basis points. There is no required amortization and the repayment can be accelerated at any time at the discretion of the Company.
On May 5, 2020, the Company repaid the $250,000 borrowed April 1, 2020 under the Company's revolving credit facility. On July 20, 2020, subsequent to quarter end, the Company repaid the $150,000 term loan with Wells Fargo Bank, National Association.
As a result of these actions, the Company currently expects debt maturities of approximately $750,000 through December 31, 2021. The Company currently has approximately $700,000 in cash and cash equivalents on hand and $500,000 in committed availability under its revolving credit facility. The Company believes that these amounts, combined with expected net cash flows from operating and investing activities, provide ample liquidity to cover the 2021 debt maturities and other cash flow needs of the Company over the course of the next year.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenants currently require the Company to maintain a minimum level of interest coverage and a minimum level of net worth, as defined in the agreements. As of June 28, 2020, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.

Note 9: Financial Instruments and Derivatives
The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments for which the carrying amount differs from the fair value.

	June 28, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, net of current portion	$1,618,640	$1,804,459	$1,193,135	$1,351,397

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
Cash Flow Hedges
At June 28, 2020 and December 31, 2019, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. These contracts, which have maturities ranging to December 2021, qualify as cash flow hedges under U.S. GAAP. For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Commodity Cash Flow Hedges
The Company has entered into certain derivative contracts to manage the cost of anticipated purchases of natural gas and aluminum. At June 28, 2020, natural gas swaps covering approximately 2.3 million MMBTUs were outstanding. These contracts represent approximately 64% of anticipated usage in the United States, Canada, and Mexico for the remainder of 2020. Additionally, the Company had swap contracts covering 1,088 metric tons of aluminum, representing approximately 23% and 4% of anticipated usage for the remainder of 2020 and 2021. The fair values of the Company’s commodity cash flow hedges netted to a loss position of $(1,722) and $(1,625) at June 28, 2020 and December 31, 2019 respectively. The amount of the loss included in Accumulated Other Comprehensive Loss at June 28, 2020, that is expected to be reclassified to the income statement during the next twelve months is $(1,189).
Foreign Currency Cash Flow Hedges
The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales, purchases, and capital spending expected to occur in 2020. The net positions of these contracts at June 28, 2020 were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	purchase	7,829,084
Mexican peso	purchase	173,687
Polish zloty	purchase	50,740
Czech koruna	purchase	20,274
Canadian dollar	purchase	10,077
British pound	purchase	3,171
Turkish lira	purchase	1,598
New Zealand dollar	sell	(1,241)
Swedish krona	sell	(1,500)
Australian dollar	sell	(2,624)
Euro	sell	(15,717)
Russian ruble	sell	(99,189)

The fair value of foreign currency cash flow hedges related to forecasted sales and purchases netted to a loss position of $(2,299) at June 28, 2020 and a gain position of $1,058 at December 31, 2019. Losses of $(2,296) are expected to be reclassified from accumulated other comprehensive income to the income statement during the next twelve months. In addition, the Company occasionally enters into forward contracts to hedge certain foreign currency cash flow transactions related to construction in progress. Gains or losses from these hedges are reclassified from accumulated other comprehensive income and included in the carrying value of the related fixed assets acquired. The net positions of these contracts were immaterial as of June 28, 2020 and December 31, 2019.
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
The net currency positions of these contracts at June 28, 2020, were as follows (in thousands):

Currency	Action	Quantity
Indonesian rupiah	purchase	18,050,048
Colombian peso	purchase	8,270,325
Mexican peso	purchase	326,547
Canadian dollar	purchase	3,114

The Company has entered into certain other derivative contracts to manage the cost of purchases of diesel fuel. At June 28, 2020, diesel swaps covering approximately 3.1 million gallons were outstanding.
The fair value of the Company’s other derivatives position was a gain of $21 and $54 at June 28, 2020 and December 31, 2019, respectively.
The following table sets forth the location and fair values of the Company’s derivative instruments at June 28, 2020 and December 31, 2019:

Description	Balance Sheet Location	June 28, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Commodity Contracts	Other assets	$35	$—
Commodity Contracts	Accrued expenses and other	$(1,758)	$(1,625)
Foreign Exchange Contracts	Prepaid expenses	$62	$1,236
Foreign Exchange Contracts	Accrued expenses and other	$(2,361)	$(178)
Derivatives not designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$184	$—
Foreign Exchange Contracts	Prepaid expenses	$1	$88
Foreign Exchange Contracts	Accrued expenses and other	$(164)	$(34)
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following tables set forth the effect of the Company’s derivative instruments on financial performance for the three months ended June 28, 2020 and June 30, 2019:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income
Derivatives in Cash Flow Hedging Relationships:
Three months ended June 28, 2020
Foreign Exchange Contracts	$(97)	Net sales	$(3,384)
		Cost of sales	$2,050
Commodity Contracts	$1,709	Cost of sales	$525
Three months ended June 30, 2019
Foreign Exchange Contracts	$928	Net sales	$532
		Cost of sales	$(378)
Commodity Contracts	$(1,756)	Cost of sales	$(319)

Description	Gain or (Loss) Recognized	Location of Gain or (Loss) Recognized in Income Statement
Derivatives not Designated as Hedging Instruments:
Three months ended June 28, 2020
Commodity Contracts	$184	Cost of sales
Foreign Exchange Contracts	$866	Selling, general and administrative
Three months ended June 30, 2019
Commodity Contracts	$—	Cost of sales
Foreign Exchange Contracts	$893	Selling, general and administrative

	Three months ended June 28, 2020		Three months ended June 30, 2019
Description	Revenue	Cost of sales	Revenue	Cost of sales
Total amount of income and expense line items presented in the Condensed Consolidated Statements of Income	$(3,384)	$2,575	$532	$(697)

The effects of cash flow hedging:

Gain or (loss) on cash flow hedging relationships:
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into net income	$(3,384)	$2,050	$532	$(378)

Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into net income	$—	$525	$—	$(319)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following tables set forth the effect of the Company’s derivative instruments on financial performance for the six months ended June 28, 2020 and June 30, 2019:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income
Derivatives in Cash Flow Hedging Relationships:
Six months ended June 28, 2020
Foreign Exchange Contracts	$(5,075)	Net sales	$(4,522)
		Cost of sales	$2,877
Commodity Contracts	$(646)	Cost of sales	$(554)
Six months ended June 30, 2019
Foreign Exchange Contracts	$2,858	Net sales	$849
		Cost of sales	$(666)
Commodity Contracts	$(664)	Cost of sales	$116

Description	Gain or (Loss) Recognized	Location of Gain or (Loss) Recognized in Income Statement
Derivatives not Designated as Hedging Instruments:
Six months ended June 28, 2020
Commodity Contracts	$184	Cost of sales
Foreign Exchange Contracts	$(4,051)	Selling, general and administrative
Six months ended June 30, 2019
Commodity Contracts	$—	Cost of sales
Foreign Exchange Contracts	$(571)	Selling, general and administrative

	Six months ended June 28, 2020		Six months ended June 30, 2019
Description	Revenue	Cost of sales	Revenue	Cost of sales
Total amount of income and expense line items presented in the Condensed Consolidated Statements of Income	$(4,522)	$2,324	$849	$(550)

Gain or (loss) on cash flow hedging relationships:
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into net income	$(4,522)	$2,877	$849	$(666)

Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into net income	$—	$(554)	$—	$116

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
The following table sets forth information regarding the Company’s financial assets and financial liabilities, excluding retirement and postretirement plan assets, measured at fair value on a recurring basis:

Description	June 28, 2020	Assets measured at NAV	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(1,722)	$—	$—	$(1,722)	$—
Foreign exchange contracts	$(2,299)	$—	$—	$(2,299)	$—
Non-hedge derivatives, net:
Commodity contracts	185	—	—	$185	—
Foreign exchange contracts	$(164)	$—	$—	$(164)	$—

Description	December 31, 2019	Assets measured at NAV	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(1,625)	$—	$—	$(1,625)	$—
Foreign exchange contracts	$1,058	$—	$—	$1,058	$—
Non-hedge derivatives, net:
Foreign exchange contracts	$54	$—	$—	$54	$—

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
The Company does not currently have any non-financial assets or liabilities that are recognized or disclosed at fair value on a recurring basis. None of the Company’s financial assets or liabilities are measured at fair value using significant unobservable inputs. There were no transfers in or out of Level 1 or Level 2 fair value measurements during the three- and six-month periods ended June 28, 2020.

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
The components of net periodic benefit cost include the following:

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Retirement Plans
Service cost	$1,003	$962	$2,085	$1,903
Interest cost	12,549	15,100	25,230	30,043
Expected return on plan assets	(12,227)	(19,232)	(24,807)	(38,329)
Amortization of prior service cost	247	216	497	430
Amortization of net actuarial loss	7,258	9,646	14,134	18,680
Effect of curtailment loss	31	—	31	—
Effect of settlement loss	38	225	661	1,547
Net periodic benefit cost	$8,899	$6,917	$17,831	$14,274

Retiree Health and Life Insurance Plans
Service cost	$93	$78	$176	$152
Interest cost	81	113	165	231
Expected return on plan assets	(93)	(179)	(183)	(356)
Amortization of prior service credit	(69)	(124)	(137)	(247)
Amortization of net actuarial gain	(215)	(215)	(412)	(408)
Net periodic benefit income	$(203)	$(327)	$(391)	$(628)

The Company made aggregate contributions of $8,602 and $199,006 to its defined benefit retirement and retiree health and life insurance plans during the six months ended June 28, 2020 and June 30, 2019, respectively. The prior year included voluntary contributions to the Company's U.S. defined benefit pension plans (the "Plans") in May 2019 totaling $190,000. These voluntary contributions were followed by actions to further de-risk the Plan portfolios by increasing the allocation of pension assets to fixed-income investments. The Company expects to make additional aggregate contributions of approximately $8,500 to its defined benefit retirement and retiree health and life insurance plans over the remainder of 2020, excluding potential immaterial cash funding related to restructuring actions.
Plan Termination
As previously disclosed, the Company terminated the Sonoco Pension Plan for Inactive Participants (the "Inactive Plan"), a tax-qualified defined benefit plan, effective September 30, 2019. Upon approval from the Pension Benefit Guaranty Corporation ("PBGC"), and following completion of a limited lump sum offering, the Company is expected to settle all remaining liabilities under the Inactive Plan through the purchase of annuities. The Company intends to apply to the PBGC for an extension of the distribution deadline and expects to make additional contributions to the Inactive Plan of approximately $150,000 in 2021 in order to be fully funded on a termination basis at the time of the annuity purchase. The actual amount of the Company's long-term liability when it is transferred, and the related cash contribution requirement, will depend upon the nature and timing of participant settlements, as well as prevailing market conditions. These expected contributions are reducing tax payments in 2020 by approximately $38,000. Non-cash, pretax settlement charges totaling approximately $590,000 are expected to be recognized in 2021 as the lump sum payouts and annuity purchases are made.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Settlements and Curtailments
The Company recognized settlement charges totaling $661 and $1,547 during the six months ended June 28, 2020 and June 30, 2019, respectively. These charges resulted from payments made to certain participants of the Company's non-union Canadian pension plan who elected a lump sum distribution option upon retirement. Additional settlement charges may be recognized over the remainder of 2020 as a result of ongoing lump-sum distributions and restructuring actions. In addition, curtailment charges totaling $31 related to the closure of a paper mill in Canada were recognized during the six months ended June 28, 2020.
Sonoco Retirement Contribution (SRC)
SRC contributions, which are funded annually in the first quarter, totaled $22,503 during the six months ended June 28, 2020, and $14,573 during the six months ended June 30, 2019. No additional SRC contributions are expected during the remainder of 2020. The Company recognized expense related to the SRC of $5,716 and $5,830 for the quarters ended June 28, 2020 and June 30, 2019, respectively, and $11,694 and $12,097 for the six-month periods ended June 28, 2020 and June 30, 2019, respectively.

Note 12: Income Taxes
The Company’s effective tax rates for the three- and six-month periods ended June 28, 2020 were 30.0% and 27.2%, respectively, and its effective tax rates for the three- and six-month periods ended June 30, 2019 were 26.3% and 25.1%, respectively. The rates for the three- and six-month periods ended June 28, 2020 and June 30, 2019 varied from the U.S. statutory rate due primarily to the unfavorable effect of certain international operations that were subject to tax rates generally higher than the U.S. tax rate, the effect of state income taxes, the effect of the Global Intangible Low Taxed Income (GILTI) tax, and the recording of the expected impact of settling the Company's federal income tax audit.
The Company and/or its subsidiaries file federal, state and local income tax returns in the United States and various foreign jurisdictions. The Company's U.S. federal income tax return is currently under audit for the 2012 and 2013 tax years, and the Company expects to finalize settlement of this audit in the second half of 2020. Other than the aforementioned audit, with few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years prior to 2016.
The Company’s reserve for uncertain tax benefits has increased by approximately $700 since December 31, 2019, due primarily to an increase in reserves related to existing uncertain tax positions. The Company believes that it is reasonably possible that the amount reserved for unrecognized tax benefits at June 28, 2020 could decrease by approximately $7,000 over the next twelve months. This change includes the anticipated increase in reserves related to existing positions offset by settlements of issues currently under examination and the release of existing reserves due to the expiration of the statute of limitations. Although the Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental, management believes that any reasonably foreseeable outcomes related to these matters have been adequately provided for. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which earnings or deductions are realized may differ from current estimates. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly basis. The Company has operations and pays taxes in many countries outside of the U.S. and taxes on those earnings are subject to varying rates. The Company is not dependent upon the favorable benefit of any one jurisdiction to an extent that the loss of such benefit would have a material effect on the Company’s overall effective tax rate.
As disclosed in prior periods, in February 2017 the Company received a Notice of Proposed Adjustment (“NOPA”) from the Internal Revenue Service (“IRS”) proposing adjustments to the 2012 and 2013 tax years. In 2018, the Company filed a protest to the proposed deficiency and the matter was referred to the Appeals Division of the IRS. In the second quarter of 2020, the Company agreed to pay approximately $6,000 in taxes and interest to settle the dispute and recorded the impact of this settlement in its provision for income taxes. The Company anticipates receiving a final notice formalizing the settlement, and paying the assessment, in the second half of 2020.

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
The following table sets forth the balance sheet location and values of the Company’s lease assets and lease liabilities at June 28, 2020 and December 31, 2019:

Classification	Balance Sheet Location	June 28, 2020	December 31, 2019
Lease Assets
Operating lease assets	Right of Use Asset - Operating Leases	$294,050	$298,393
Finance lease assets	Other Assets	28,719	34,858
Total lease assets		$322,769	$333,251

Lease Liabilities
Current operating lease liabilities	Accrued expenses and other	$53,563	$54,048
Current finance lease liabilities	Notes payable and current portion of debt	2,897	10,803
Total current lease liabilities		$56,460	$64,851

Noncurrent operating lease liabilities	Noncurrent Operating Lease Liabilities	$249,217	$253,992
Noncurrent finance lease liabilities	Long-term Debt, Net of Current Portion	23,863	22,274
Total noncurrent lease liabilities		$273,080	$276,266

Total lease liabilities		$329,540	$341,117

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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth the components of the Company's total lease cost for the three- and six-month periods ended June 28, 2020 and June 30, 2019:

		Three Months Ended		Six Months Ended
Lease Cost		June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Operating lease cost	(a)	$14,360	$15,771	$28,711	$31,316
Finance lease cost:
Amortization of lease asset	(a) (b)	2,391	2,053	4,938	4,122
Interest on lease liabilities	(c)	238	245	463	521
Variable lease cost	(a) (d)	8,576	7,791	21,861	16,969

Total lease cost		$25,565	$25,860	$55,973	$52,928

(a) Production-related and administrative amounts are included in cost of sales and selling, general and administrative expenses, respectively.
(b) Included in depreciation and amortization.

(c) Included in interest expense.

(d) Also includes short term lease costs, which are deemed immaterial.

The following table sets forth certain lease-related information for the six months ended June 28, 2020 and June 30, 2019:

	Six Months Ended June 28, 2020	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$29,309	$31,482
Operating cash flows used by finance leases	$463	$521
Financing cash flows used by finance leases	$5,389	$4,575
Leased assets obtained in exchange for new operating lease liabilities	$25,896	$8,820
Leased assets obtained in exchange for new finance lease liabilities	$8,237	$104

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
The following table sets forth information about receivables, contract assets, and liabilities from contracts with customers. Contract assets and liabilities are reported in "Other receivables" and "Accrued expenses and other," respectively, on the Company's Condensed Consolidated Balance Sheets.

	June 28, 2020	December 31, 2019
Contract Assets	$62,289	$56,364
Contract Liabilities	$(16,435)	$(17,047)

Significant changes in the contract assets and liabilities balances during the period were as follows:

	June 28, 2020		December 31, 2019
	Contract Asset	Contract Liability	Contract Asset	Contract Liability
Beginning Balance	$56,364	$(17,047)	$48,786	$(18,533)
Revenue deferred or rebates accrued	—	(15,102)	—	(29,062)
Recognized as revenue		3,893		8,473
Rebates paid to customers	—	11,821	—	22,075
Increases due to rights to consideration for customer specific goods produced, but not billed during the period	62,289	—	51,797	—
Transferred to receivables from contract assets recognized at the beginning of the period	(56,364)	—	(48,786)	—
Acquired as part of a business combination	—	—	4,567	—
Ending Balance	$62,289	$(16,435)	$56,364	$(17,047)

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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following tables set forth information about revenue disaggregated by primary geographic regions, and timing of revenue recognition for the three-month periods ended June 28, 2020 and June 30, 2019. The tables also include a reconciliation of disaggregated revenue with reportable segments.

Three months ended June 28, 2020	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Total
Primary Geographical Markets:
United States	$448,546	$47,804	$259,178	$73,777	$829,305
Europe	102,327	59,499	75,279	5,411	242,516
Canada	26,732	—	20,995	—	47,727
Asia	17,745	—	52,799	186	70,730
Other	19,271	—	26,201	9,735	55,207
Total	$614,621	$107,303	$434,452	$89,109	$1,245,485

Three months ended June 30, 2019	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Total
Primary Geographical Markets:
United States	$436,896	$62,097	$268,890	$104,058	$871,941
Europe	99,007	71,564	87,958	5,595	264,124
Canada	28,839	—	29,903	—	58,742
Asia	17,445	—	69,588	516	87,549
Other	20,563	1,172	34,989	20,641	77,365
Total	$602,750	$134,833	$491,328	$130,810	$1,359,721

The following tables set forth information about revenue disaggregated by primary geographic regions for the six-month periods ended June 28, 2020 and June 30, 2019. The tables also include a reconciliation of disaggregated revenue with reportable segments.

Six months ended June 28, 2020	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Total
Primary Geographical Markets:
United States	$870,025	$103,513	$536,000	$170,265	$1,679,803
Europe	205,350	125,146	158,819	10,695	500,010
Canada	52,577	—	46,572	—	99,149
Asia	34,283	—	108,583	388	143,254
Other	40,803	—	59,448	26,314	126,565
Total	$1,203,038	$228,659	$909,422	$207,662	$2,548,781

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
The following table sets forth net sales, intersegment sales and operating profit for the Company’s reportable segments. “Segment operating profit” is defined as the segment’s portion of “Operating profit” excluding restructuring and asset impairment charges, acquisition expenses, interest income and expense, income taxes or certain other items, if any, the exclusion of which the Company believes improves comparability and analysis of the financial performance of the business. General corporate expenses have been allocated as operating costs to each of the Company’s reportable segments.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

SEGMENT FINANCIAL INFORMATION

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Net sales:
Consumer Packaging	$614,621	$602,750	$1,203,038	$1,192,466
Display and Packaging	107,303	134,833	228,659	272,387
Paper and Industrial Converted Products	434,452	491,328	909,422	987,365
Protective Solutions	89,109	130,810	207,662	259,208
Consolidated	$1,245,485	$1,359,721	$2,548,781	$2,711,426
Intersegment sales:
Consumer Packaging	$2,451	$1,122	$4,724	$2,043
Display and Packaging	1,169	1,114	2,467	2,281
Paper and Industrial Converted Products	27,848	31,535	57,060	65,189
Protective Solutions	331	363	703	825
Consolidated	$31,799	$34,134	$64,954	$70,338
Operating profit:
Segment operating profit:
Consumer Packaging	$86,129	$62,942	$153,930	$125,057
Display and Packaging	5,981	5,889	14,075	12,343
Paper and Industrial Converted Products	29,964	61,229	83,977	109,616
Protective Solutions	4,482	14,275	18,486	25,279
Restructuring/Asset impairment charges	(22,885)	(13,355)	(35,484)	(24,027)
Other, net	56	(1,212)	(1,154)	(1,612)
Consolidated	$103,727	$129,768	$233,830	$246,656

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
Spartanburg
In connection with its acquisition of Tegrant in November 2011, the Company identified potential environmental contamination at a site in Spartanburg, South Carolina. The total remediation cost of the Spartanburg site was estimated to be $17,400 at the time of acquisition and an accrual in this amount was recorded on Tegrant’s opening balance sheet. Since the acquisition, the Company has spent a total of $1,678 on remediation of the Spartanburg site.
Based on favorable developments at the Spartanburg site, the Company reduced its environmental reserve by$10,000 in the third quarter of 2019 in order to reflect its revised best estimate of what it is likely to pay in order to complete the remediation. This prior year adjustment resulted in a $10,000 reduction in "Selling, general and administrative expenses" in the third quarter of 2019.
At June 28, 2020 and December 31, 2019, the Company's accrual for environmental contingencies related to the Spartanburg site totaled $5,722 and $5,789, respectively. The Company cannot currently estimate its potential liability, damages or range of potential loss, if any, beyond the amounts accrued with respect to this exposure. However, the

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Company does not believe that the resolution of this matter has a reasonable possibility of having a material adverse effect on the Company's financial statements.
Other environmental matters
The Company has been named as a potentially responsible party at several other environmentally contaminated sites. All of the sites are also the responsibility of other parties. The potential remediation liabilities are shared with such other parties, and, in most cases, the Company’s share, if any, cannot be reasonably estimated at the current time. However, the Company does not believe that the resolution of these matters has a reasonable possibility of having a material adverse effect on the Company's financial statements. At June 28, 2020 and December 31, 2019, the Company's accrual for these other sites totaled $2,679 and $2,938, respectively.
Summary
As of June 28, 2020 and December 31, 2019, the Company (and its subsidiaries) had accrued $8,401 and $8,727, respectively, related to environmental contingencies. These accruals are included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Sonoco Products Company

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company and its subsidiaries (the “Company”) as of June 28, 2020, and the related condensed consolidated statements of income, comprehensive income and changes in total equity for the three-month and six-month periods ended June 28, 2020 and June 30, 2019 and the condensed consolidated statements of cash flows for the six-month periods ended June 28, 2020 and June 30, 2019, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2019, and the related consolidated statements of income, comprehensive income, changes in total equity and of cash flows for the year then ended (not presented herein), and in our report dated February 28, 2020, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

These interim financial statements are the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

PricewaterhouseCoopers LLP
Charlotte, North Carolina
July 29, 2020

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
•expected amounts of capital spending;
•refinancing and repayment of debt;
•financial business strategies and the results expected of them;
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
•changes in U.S. and foreign tariffs, tax rates, tax laws, regulations and interpretations thereof;
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
Sonoco competes in multiple product categories, with its operations organized and reported in four segments: Consumer Packaging, Display and Packaging, Paper and Industrial Converted Products, and Protective Solutions. The majority of the Company’s revenues are from products and services sold to consumer and industrial products companies for use in the packaging of their products for sale or shipment. The Company also manufactures uncoated recycled paperboard, for both internal use and open market sale. Each of the Company’s operating units has its own sales staff and maintains direct sales relationships with its customers.
COVID-19
Impact on Operating Results
Around the world, Sonoco is an essential provider of consumer, industrial and medical packaging. Sonoco associates are deemed “Essential Critical Infrastructure Workers” under the guidance of the U.S. Department of Homeland Security and have received similar designations by the vast majority of other governmental agencies in the 36 countries where the Company operates. As a result, nearly all of the Company’s global operations have been able to continue to operate despite locally-mandated temporary shutdown orders that were issued in many of our geographic locations. Certain customers whose products have not been deemed “critically essential” had to temporarily suspend operations due to the COVID-19 pandemic, while some others have had time periods when they were unable to fully staff their operations. As areas around the world continue to reopen their economies, the Company is beginning to see improved demand for more of its products and services. However, a resurgence of the virus in late June and into July has raised concerns about a re-imposition of restrictions on business activity and a negative effect on consumer behavior that alone, or together, could delay or possibly reverse the economic recovery. Sonoco is following these developments closely and will respond with appropriate changes to active production capacity and cost-management initiatives.
The significance of the COVID-19 pandemic, including its effect on the Company's financial condition and results of operations, will be dictated by, among other things, its duration, the success of efforts to contain the virus and the impact of actions taken by governments and others in response. An extended period of disruption to our served markets or global supply chains could materially and adversely affect our results of operations, access to sources of liquidity and overall financial condition. In addition, an extended global recession caused by the pandemic would have an adverse impact on the Company's operations and financial condition.
While a COVID-19 driven spike in consumer demand for certain food and household products benefited the Company's 2020 first and second-quarter results, the overall impact of the pandemic on second-quarter and year-to-date consolidated results was negative, and the overall impact is expected to continue to be negative in the third quarter. Although the Company has provided third-quarter Base earnings per share (EPS) guidance of $0.73 to $0.83 compared to Base EPS of $0.97 in the third quarter of 2019, it is not able to reliably estimate the full-year 2020 financial impact of the COVID-19 pandemic and, therefore, is not providing full-year Base EPS guidance. The wide range of third-quarter guidance reflects uncertainties regarding the challenging macroeconomic conditions stemming from the pandemic, including the impacts of volatile recycled fiber costs and a stronger U.S. dollar. We expect COVID-19 to have a mixed impact on demand for our products in the third quarter with a net negative impact to earnings compared to the third quarter of last year. After a sharp run up in recycled fiber costs that peaked in May 2020, the Company expects prices, including those for old corrugated containers, to stabilize at a lower level in the third quarter, which has the possibility of benefiting results in our industrial-related businesses compared to the second quarter of 2020.
Looking ahead to the third quarter, we expect our Consumer Packaging segment to continue performing well, although more in line with normal seasonal volume trends, as sales from food packaging should continue to benefit from consumers' stay-at-home eating habits. We expect our industrial-related markets to continue experiencing weak demand compared to 2019 with our Paper and Industrial Converted Products segment continuing to face a negative price/cost relationship due to higher year-over-year recycled fiber costs and lower market pricing. However, more-stable OCC prices should allow price/cost to improve over the second quarter of this year. Our Protective Solutions businesses that serve automotive and appliance markets began seeing a gradual reopening of customers' facilities late in the second quarter and we expect demand to continue to improve during the third quarter. We expect our ThermoSafe temperature-assured packaging business will benefit from a strong flu vaccine season and a return to more-normal demand from its base pharmaceutical and food customers during the third quarter. Finally, our Display and Packaging business is expected

SONOCO PRODUCTS COMPANY
to continue to face weak retail promotional display activity, but should partially offset this weakness through cost controls.

Financial Flexibility and Liquidity
Sonoco has a strong, investment-grade balance sheet and has substantial liquidity available in the form of cash, cash equivalents and revolving credit facilities, as well as the ability to issue commercial paper and to access liquidity in the bank or other debt capital markets. On March 18, 2020, the Company closed and funded a new $150 million, 364-day term loan, the proceeds from which were used to repay a portion of outstanding commercial paper. On April 1, 2020, the Company accessed $250 million from its revolving credit facility using $85 million of the proceeds to fully repay the then outstanding commercial paper balance. On April 6, 2020, the Company borrowed $100 million, pursuant to a new 364-day term loan and on April 22, 2020, sold $600 million of 3.125% notes due 2030. On May 5, 2020, the Company repaid the $250 million borrowed April 1, 2020 under its revolving credit facility and on July 20, 2020, the Company repaid the $150 million term loan entered into on March 18, 2020. In May, the Company exercised a conditional, one-time option to extend its $200 million term loan originally due May 2020 to May 2021. Following these actions, the Company currently has approximately $700 million in cash and cash equivalents on hand and $500 million in committed availability under its revolving credit facility.

Health, Safety and Business Continuity
The health and safety of Sonoco’s associates, contractors, suppliers and the general public is a top priority. Included among the safety measures we have recently implemented are: conducting health screenings for personnel entering our operations, routinely cleaning high-touch surfaces, following social distancing protocols, prohibiting all non-critical business travel, and encouraging all associates who can to work from home when possible. Additionally, Sonoco has launched a dedicated COVID-19 internal microsite to keep its associates up to date on Company and health authority information, guidelines, protocols and policies, including those set by the World Health Organization and the U.S. Centers for Disease Control and Prevention.
Sonoco has also put in place a Global Task Force to develop and implement business continuity plans to ensure its operations are as prepared as possible to be able to continue producing and shipping product to its customers without disruption. Sonoco has a diverse global supply chain and to date has not experienced significant raw material or other supply disruptions.
Second Quarter 2020 Compared with Second Quarter 2019
RECONCILIATIONS OF GAAP TO NON-GAAP FINANCIAL MEASURES
Measures calculated and presented in accordance with generally accepted accounting principles are referred to as GAAP financial measures. The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures in the Company’s Condensed Consolidated Statements of Income for each of the periods presented. These non-GAAP financial measures (referred to as “Base”) are the GAAP measures adjusted to exclude amounts (dependent upon the applicable period), including the associated tax effects, relating to restructuring initiatives, asset impairment charges, non-operating pension costs or income, environmental reserve charges/releases, acquisition-related costs, gains or losses from the disposition of businesses, excess property insurance recoveries, and certain other items, if any, including other income tax-related adjustments and/or events, the exclusion of which the Company believes improves comparability and analysis of the underlying financial performance of the business. More information about the Company's use of non-GAAP financial measures is provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 under Item 7 - "Management's discussion and analysis of financial condition and results of operations," under the heading "Use of non-GAAP financial measures."

SONOCO PRODUCTS COMPANY

	For the three months ended June 28, 2020
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other Adjustments(1)	Base
Operating profit	$103,727	$22,885	$(56)	$126,556
Non-operating pension costs	7,600	—	(7,600)	—
Interest expense, net	18,685	—	—	18,685
Income before income taxes	77,442	22,885	7,544	107,871
Provision for income taxes	23,230	6,224	(717)	28,737
Income before equity in earnings of affiliates	54,212	16,661	8,261	79,134
Equity in earnings of affiliates, net of tax	778	—	—	778
Net income	54,990	16,661	8,261	79,912
Net loss/(income) attributable to noncontrolling interests	221	(5)	—	215
Net income attributable to Sonoco	$55,211	$16,655	$8,261	$80,127
Per diluted common share*	$0.55	$0.16	$0.08	$0.79
*Due to rounding individual items may not sum across
(1) Consists of non-operating pension costs, costs related to actual and potential acquisitions and divestitures, the anticipated impact of the settlement of a U.S. Tax Audit, and tax benefits related primarily to a tax rate change.

	For the three months ended June 30, 2019
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other Adjustments(1)	Base
Operating profit	$129,768	$13,355	$1,212	$144,335
Non-operating pension costs	5,550	—	(5,550)	—
Interest expense, net	15,952	—	—	15,952
Income before income taxes	108,266	13,355	6,762	128,383
Provision for income taxes	28,491	3,307	1,430	33,228
Income before equity in earnings of affiliates	79,775	10,048	5,332	95,155
Equity in earnings of affiliates, net of tax	1,511	—	—	1,511
Net income	81,286	10,048	5,332	96,666
Net (income) attributable to noncontrolling interests	(127)	(69)	—	(196)
Net income attributable to Sonoco	$81,159	$9,979	$5,332	$96,470
Per diluted common share*	$0.80	$0.10	$0.05	$0.95
*Due to rounding individual items may not sum across
(1) Consists of non-operating pension costs and costs related to acquisitions and potential acquisitions and divestitures.
RESULTS OF OPERATIONS
The following discussion provides a review of results for the three months ended June 28, 2020 versus the three months ended June 30, 2019.
OVERVIEW
Net sales for the second quarter of 2020 decreased 8.4 percent to $1,245 million, compared with $1,360 million in the same period last year. This decrease reflects volume declines and lower selling prices in many of the Company's businesses as well as unfavorable changes in foreign currency exchange rates. These negative factors were partially offset by sales from acquisitions. Lower overall selling prices in our industrial businesses were largely due to contracts indexed to Old Corrugated Containers (OCC), the cost of which increased considerably after selling prices were reset for the second quarter. Conversely, in the prior year OCC prices fell after the second quarter reset. Thus, margins contracted in the second quarter of 2020 compared to 2019 for most of the Company's industrial businesses.

Net income attributable to Sonoco for the second quarter of 2020 decreased 32.0 percent to $55.2 million, $0.55 per diluted share, compared to $81.2 million, $0.80 per diluted share, reported for the same period of 2019. Current-quarter net income includes after-tax, non-base charges totaling $24.9 million, while results for the second quarter of 2019

SONOCO PRODUCTS COMPANY
include after-tax, non-base net charges totaling $15.3 million. The $9.6 million increase in non-base charges is largely attributable to a $6.7 million increase in after-tax restructuring and asset impairment costs. For more information regarding restructuring and asset impairment costs see Note 5. All other after-tax non-base items increased $2.9 million driven by charges related to an income tax settlement that was agreed to in principle during the quarter as well as an increase in after-tax non-operating pension costs compared to the prior year's second quarter.

Base net income attributable to Sonoco (Base earnings) for the second quarter 2020 decreased 16.9 percent to $80.1 million, $0.79 per diluted share, from $96.5 million, $0.95 per diluted share, in 2019. This decrease was largely driven by a 12.3 percent decrease in Base operating profit together with a higher effective tax rate and an increase in net interest expense. The impact on profitability of volume declines and an overall negative price/cost relationship was partially offset by strong productivity improvements, other variable and fixed cost reductions and the benefit of acquisitions.

OPERATING REVENUE
Net sales for the second quarter of 2020 decreased $114 million, or 8.4 percent, from the prior-year quarter.
The components of the sales change were:

($ in millions)
Volume/mix	$(94)
Selling prices	(12)
Acquisitions	34
Foreign currency translation and other, net	(42)

Total sales decrease	$(114)

COSTS AND EXPENSES
Cost of goods sold decreased $86.9 million, or 8.0 percent, driven primarily by lower volume, the translation impact of a stronger dollar, and productivity gains. Gross profit was $248 million for the quarter, $27 million below the prior-year period. Despite this reduction, gross profit as a percent of sales declined only modestly to 19.9 percent compared to 20.2 percent in the prior-year quarter.
Selling, general and administrative expenses ("SG&A") for the quarter decreased $10.8 million, or 8.2 percent, year over year due to a significant focus across the business on reducing controllable costs and the impact of the pandemic on certain costs such as travel and employee medical. These reductions were partially offset by the addition of SG&A from acquisitions.
As noted in the segment discussions below, the COVID-19 pandemic is expected to continue triggering higher demand in some of our businesses, but result in lower demand in others. The net overall impact for the Company is expected to be negative for at least the third quarter. As a result, the Company will continue to seek to reduce costs at manufacturing locations expected to experience sustained declines in volume and aggressively pursue reductions in overall selling, general and administrative costs.
Restructuring costs and asset impairment charges totaled $22.9 million for the second quarter of 2020 compared with $13.4 million in the same period last year. The year-over-year increase was driven largely by severance costs related to the closure of the No. 3 uncoated recycled board paper machine at its Hartsville, South Carolina, paper mill and the closure of the Trenton, Ontario, Canada paper mill. The closure of the Canadian Mill also resulted in a $5.7 million asset impairment charge in the second quarter of 2020. Additional information regarding restructuring and asset impairment charges is provided in Note 5 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Non-operating pension costs increased $2.1 million for the quarter, compared to the prior-year's period, due primarily to lower expected returns on plan assets stemming from actions in the previous year to de-risk the U.S. plan's portfolio by increasing the allocation of pension assets to fixed-income investments.
Net interest expense for the second quarter increased to $18.7 million, compared with $16.0 million during the second quarter of 2019. The increase was primarily due to higher debt balances, partially offset by the impact of lower interest rates.

SONOCO PRODUCTS COMPANY
The 2020 second-quarter effective tax rates on GAAP and Base earnings were 30.0 percent and 26.6 percent, respectively, compared with 26.3 percent and 25.9 percent, respectively, in the prior year’s quarter. The effective tax rate on GAAP earnings for the second quarter of 2020 was higher than the prior year’s rate due primarily to recording the expected impact of settling the Company’s federal income tax audit.

REPORTABLE SEGMENTS
The following table recaps net sales attributable to each of the Company’s segments for the second quarters of 2020 and 2019 ($ in thousands):

	Three Months Ended
	June 28, 2020	June 30, 2019	% Change
Net sales:
Consumer Packaging	$614,621	$602,750	2.0%
Display and Packaging	107,303	134,833	(20.4)%
Paper and Industrial Converted Products	434,452	491,328	(11.6)%
Protective Solutions	89,109	130,810	(31.9)%
Consolidated	$1,245,485	$1,359,721	(8.4)%

The following table recaps operating profit attributable to each of the Company’s segments during the second quarters of 2020 and 2019 ($ in thousands):

	Three Months Ended
	June 28, 2020	June 30, 2019	% Change
Operating profit:
Segment operating profit:
Consumer Packaging	$86,129	$62,942	36.8%
Display and Packaging	5,981	5,889	1.6%
Paper and Industrial Converted Products	29,964	61,229	(51.1)%
Protective Solutions	4,482	14,275	(68.6)%
Restructuring/Asset impairment charges	(22,885)	(13,355)
Other, net	56	(1,212)
Consolidated	$103,727	$129,768	(20.1)%

Segment results viewed by Company management to evaluate segment performance do not include restructuring charges, asset impairment charges, acquisition-related costs, non-operating pension costs or income, environmental reserve charges or releases, or certain other items, if any, the exclusion of which the Company believes improves the comparability and analysis of the ongoing operating performance of the business. Accordingly, the term “segment operating profit” is a non-GAAP measure and is defined as the segment’s portion of “operating profit” excluding those items. All other general corporate expenses have been allocated as operating costs to each of the Company’s reportable segments.

SONOCO PRODUCTS COMPANY
The following table recaps restructuring/asset impairment charges attributable to each of the Company’s segments during the second quarter of 2020 and 2019 ($ in thousands):

	Three Months Ended
	June 28, 2020	June 30, 2019
Restructuring/Asset impairment charges:
Consumer Packaging	$3,250	$10,487
Display and Packaging	668	511
Paper and Industrial Converted Products	17,689	1,600
Protective Solutions	695	561
Corporate	583	196
Consolidated	$22,885	$13,355

Consumer Packaging
The Consumer Packaging segment includes the following products and services: round and shaped rigid containers and trays (both composite and thermoformed plastic); extruded and injection-molded plastic products; printed flexible packaging; global brand artwork management; and metal and peelable membrane ends and closures.
Segment sales increased 2.0 percent compared to the prior-year quarter due to higher volume/mix and sales added from the December 2019 acquisition of Thermoformed Engineered Quality, LLC, and Plastique Holdings, LTD (together TEQ), medical packaging businesses, partially offset by the negative impact of foreign exchange translation and lower selling prices. Global Rigid Paper Containers sales benefited from an approximately 8 percent gain in volume/mix driven by strong food product demand in North America, Europe and Asia. Flexible Packaging sales declined slightly during the quarter due primarily to the closure of a forming films line in 2019, while volume/mix was up approximately 1 percent during the quarter as solid demand for hard baked goods and other food categories was offset by lower demand for confectionery products. In Global Plastics, sales were higher as a result of the acquisition of TEQ, while solid volume/mix growth in prepared and specialty foods was more than offset by industrial-related volume declines and reduced selling prices due to lower resin prices.
Segment operating profit increased 36.8 percent compared to the prior year's quarter driven by strong productivity improvements along with solid volume/mix improvement, a positive price/cost relationship and cost controls. Segment operating margin improved to 14.0 percent in the quarter from 10.4 percent in the 2019 period.
The COVID-19 pandemic is expected to have a mixed impact on this segment in the near term reflecting increased demand for food and household goods packaging driven by stay-at-home consumers and weakness in non-food categories due to on-going restrictions on normal economic activity and the impact of higher unemployment. The Company will continue to seek to reduce costs at locations that experience sustained declines in volume.

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
Sales declined 20.4 percent compared to last year’s quarter due to lower volume in domestic displays, paper amenities and retail security packaging as well as the negative impact of foreign currency translation. Segment operating profit was essentially flat as productivity improvements and cost controls were mostly offset by lower volume/mix. Segment operating margin improved to 5.6 percent in the quarter up from 4.4 percent in 2019.
Lower overall economic activity is expected to negatively impact the segment's manufactured materials, retail security, and paper amenities businesses compared to the prior-year levels. This negative impact is expected to be only partially offset by demand from stay-at-home consumers and COVID-19 preparedness which should continue benefiting the Company's fulfillment operations. The Company will continue to seek to reduce costs at locations that experience sustained declines in volume. Because the profitability of certain packaging center business is not highly sensitive to volume, COVID-19 driven declines in activity would not be expected to have a commensurate impact on related operating results.

SONOCO PRODUCTS COMPANY

Paper and Industrial Converted Products
The Paper and Industrial Converted Products segment includes the following products: paperboard tubes, cones and cores; fiber-based construction tubes; wooden, metal and composite wire and cable reels and spools; and recycled paperboard, linerboard, corrugating medium, recovered paper and material recycling services.
Segment sales declined 11.6 percent from the prior year's quarter as lower volume/mix, the negative impact of foreign exchange translation and lower selling prices more than offset sales gained from the acquisition of Corenso Holdings in August 2019. The lower volume/mix was driven by significantly lower global tube, core and cone volume, including an approximately 13 percent decline in tube and core volume in the U.S. and Canada and about an 8 percent decline in volume in Europe. Global uncoated recycled paperboard (URB) and corrugated medium volume/mix was down almost 7 percent despite an approximately 14 percent increase in demand for paper going into the tissue and towel market. During the quarter, the Company permanently closed its paper mill in Trent Valley, Ontario, Canada, and a URB machine in Hartsville, South Carolina, to address capacity requirements.
Segment operating profit declined 51.1 percent from the prior year's quarter as the benefit of productivity improvements and earnings from the Corenso acquisition was more than offset by a significant negative price/cost relationship caused by an approximately $60 per ton, or 130%, increase in average OCC prices for the quarter along with the negative impact of much lower volume/mix and the stronger U.S. dollar. Segment operating margin declined 556 basis points from the prior-year quarter to 6.9 percent.
As a result of COVID-19, the Company expects to see continued year-over-year volume declines in many of our global paper and industrial converted markets with some offset from increased near-term demand for paperboard serving the tissue and towel market. The Company expects recycled fiber prices to stabilize near July 2020 averages in the third quarter. Although the resulting price/cost relationship is expected to be negative compared to the prior-year third quarter, the relationship is expected to improve compared to this year's second quarter. The Company will continue to seek to reduce costs at locations that experience sustained declines in volume.
Protective Solutions
The Protective Solutions segment includes the following products: custom-engineered, paperboard-based and expanded foam protective packaging and components; and temperature-assured packaging.
Segment sales for the quarter declined 31.9 percent driven primarily by virus-related customer shutdowns which negatively impacted demand for molded foam automotive components and fiber packaging for consumer appliances. ThermoSafe temperature-assured packaging volume also declined due to reduced demand for transporting pharmaceuticals to medical clinics as non-virus related treatments were postponed. Segment operating margin, compared to the prior-year's quarter, declined 588 basis points to 5.0 percent.
The ThermoSafe business is expected to produce solid results in the third quarter of 2020 largely driven by the sales of temperature-assured packaging critical for virus testing and pharmaceutical transport, including flu vaccines. In addition, we expect third-quarter earnings in our Protective Solutions segment to significantly improve over the second quarter of 2020 driven by improved demand in our molded foam and consumer fiber businesses, which serve the automotive and appliance markets.

SONOCO PRODUCTS COMPANY

Six Months Ended June 28, 2020 Compared with Six Months Ended June 30, 2019
RECONCILIATIONS OF GAAP TO NON-GAAP FINANCIAL MEASURES
The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures in the Company’s Condensed Consolidated Statements of Income for each of the periods presented.

	For the six months ended June 28, 2020
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other Adjustments(1)	Base
Operating profit	$233,830	$35,484	$1,154	$270,468
Non-operating pension costs	15,179	—	(15,179)	—
Interest expense, net	34,730	—	—	34,730
Income before income taxes	183,921	35,484	16,333	235,738
Provision for income taxes	49,986	9,353	2,683	62,022
Income before equity in earnings of affiliates	133,935	26,131	13,650	173,716
Equity in earnings of affiliates, net of tax	1,291	—	—	1,291
Net income	135,226	26,131	13,650	175,007
Net (income) attributable to noncontrolling interests	430	(17)	—	413
Net income attributable to Sonoco	$135,656	$26,114	$13,650	$175,420
Per diluted common share*	$1.34	$0.26	$0.14	$1.73
*Due to rounding individual items may not sum across
(1) Consists of non-operating pension costs, costs related to actual and potential acquisitions and divestitures, the anticipated impact of the settlement of a U.S. Tax Audit, and tax benefits related primarily to a tax rate change.

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
*Due to rounding individual items may not sum across
(1) Consists primarily of non-operating pension costs and costs related to acquisitions and potential acquisitions and divestitures..

SONOCO PRODUCTS COMPANY
RESULTS OF OPERATIONS
The following discussion provides a review of results for the six months ended June 28, 2020 compared with the six months ended June 30, 2019.
OVERVIEW
Net sales for the first six months of 2020 decreased 6.0 percent to $2,549 million, compared with $2,711 million in the same period last year. The decline reflects a decrease in volume/mix stemming from the virus-driven recession, lower selling prices, and a negative impact from foreign exchange translation that more than offset sales added from acquisitions.
Net income attributable to Sonoco for the first six months of 2020 decreased 12.4 percent to $135.7 million, $1.34 per diluted share, compared to $154.8 million, $1.53 per diluted share, reported for the same period of 2019. Current period net income includes after-tax, non-base charges totaling $39.8 million. These charges largely consist of $26.1 million in after-tax restructuring charges and $11.1 million in after-tax non-operating pension charges. Results for the first six months of 2019 include after-tax restructuring and asset impairment charges of $17.9 million and other non-base charges totaling $9.9 million, after tax, consisting largely of non-operating pension expense and acquisition costs. Adjusted for these items, Base net income attributable to Sonoco (Base earnings) for the six-month period ending June 28, 2020 decreased 4.0 percent to $175.4 million, $1.73 per diluted share, from $182.7 million, $1.81 per diluted share, in 2019.
The decrease in Base earnings of $7.2 million is largely attributable to the net impact of the COVID-19 pandemic on overall sales volume, negative price/cost in our Paper and Industrial Converted Products segment, higher net interest expense and a slightly higher effective tax rate, which, in total, were largely offset by productivity improvements, other cost reductions and earnings from prior-year acquisitions.
OPERATING REVENUE
Net sales for the first six months of 2020 decreased $163 million from the same period in 2019.
The components of the sales change were:

($ in millions)
Volume/mix	$(131)
Selling prices	(37)
Acquisitions and Divestitures	72
Foreign currency translation and other, net	(68)

Total sales increase	$(163)

COSTS AND EXPENSES
Cost of goods sold decreased $131.8 million, or 6.1 percent, while the Company's gross profit margin percentage increased slightly to 20.2 percent for the first six months of 2020, compared to 20.1 percent in the prior-year period. The decrease in the amount of cost of goods sold was primarily due to the decrease in sales, as their percentage decreases were nearly identical. Despite the pandemic-driven decrease in sales volume and the negative price/cost relationship resulting from the second-quarter spike in OCC costs, gross profit margin remained steady due to strong productivity improvements and aggressive cost management actions.
SG&A costs for the first six months decreased $29.5 million, or 10.7 percent, year over year driven by a significant focus across the business on reducing controllable costs, as well as the impact of the pandemic on lower travel, employee medical, management incentives, and other expenses. These reductions were partially offset by the addition of SG&A expenses from acquisitions.
Year-to-date restructuring costs and asset impairment charges in 2020 totaled $35.5 million, compared with $24.0 million in the same period last year. Additional information regarding restructuring and asset impairment charges is provided in Note 5 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

SONOCO PRODUCTS COMPANY
Non-operating pension costs increased $3.6 million in the first six months of 2020 compared to the prior-year period due primarily to lower expected returns stemming from actions in the previous year to de-risk the U.S. plan's portfolio by increasing the allocation of pension assets to fixed-income investments.
Net interest expense for the first six months of 2020 increased to $34.7 million, compared with $31.3 million during the first six months of 2019. The increase was primarily due to higher debt balances stemming from the $600 million in 10-year bonds issued in April 2020 and other shorter-term borrowings executed in April and May to ensure adequate liquidity due to the pandemic.
The effective tax rate on GAAP and Base earnings in the first six months of 2020 was 27.2 percent and 26.3 percent, respectively, compared with 25.1 percent for both GAAP and Base earnings in the prior-year period. The effective tax rate on GAAP and Base earnings was higher in the current year due to a greater portion of the Company’s earnings being subject to tax in higher-tax jurisdictions outside of the United States. The effective tax rate on GAAP earnings was also higher due to recording the expected impact of settling the Company’s federal income tax audit.
REPORTABLE SEGMENTS
The following table recaps net sales attributable to each of the Company's segments during the first six months of 2020 and 2019 ($ in thousands):

	Six Months Ended
	June 28, 2020	June 30, 2019	% Change
Net sales:
Consumer Packaging	$1,203,038	$1,192,466	0.9%
Display and Packaging	228,659	272,387	(16.1)%
Paper and Industrial Converted Products	909,422	987,365	(7.9)%
Protective Solutions	207,662	259,208	(19.9)%
Consolidated	$2,548,781	$2,711,426	(6.0)%

The following table recaps operating profits attributable to each of the Company's segments during the first six months of 2020 and 2019 ($ in thousands):

	Six Months Ended
	June 28, 2020	June 30, 2019	% Change
Operating profit:
Segment operating profit:
Consumer Packaging	$153,930	$125,057	23.1%
Display and Packaging	14,075	12,343	14.0%
Paper and Industrial Converted Products	83,977	109,616	(23.4)%
Protective Solutions	18,486	25,279	(26.9)%
Restructuring/Asset impairment charges	(35,484)	(24,027)
Other, net	(1,154)	(1,612)
Consolidated	$233,830	$246,656	(5.2)%

Segment results viewed by Company management to evaluate segment performance do not include restructuring charges, asset impairment charges, acquisition-related charges, non-operating pension costs, or certain other items, if any, the exclusion of which the Company believes improves the comparability and analysis of the ongoing operating performance of the business. Accordingly, the term “segment operating profit” is a non-GAAP measure and is defined as the segment’s portion of “operating profit” excluding those items. All other general corporate expenses have been allocated as operating costs to each of the Company’s reportable segments.

SONOCO PRODUCTS COMPANY
The following table recaps restructuring/asset impairment charges attributable to each of the Company’s segments during the first six months of 2020 and 2019 ($ in thousands):

	Six Months Ended
	June 28, 2020	June 30, 2019
Restructuring/Asset impairment charges:
Consumer Packaging	$5,612	$17,742
Display and Packaging	3,548	886
Paper and Industrial Converted Products	23,045	2,474
Protective Solutions	1,168	1,003
Corporate	2,111	1,922
Consolidated	$35,484	$24,027
Consumer Packaging
Segment sales increased 0.9 percent year to date compared to the prior-year period as sales added by the acquisition of TEQ and a modest uptick in volume, were largely offset by the closure of a forming films line in 2019, lower selling prices and the negative impact of foreign currency translation. The pandemic's impact on consumer behavior positively affected demand for rigid paper containers and prepared and specialty foods plastic packaging, but those benefits were largely offset by significantly reduced demand for plastic packaging in our industrial end use market.
Year-to-date segment operating profit increased 23.1 percent due almost entirely to productivity gains and other cost reductions that, in total, were somewhat offset by a modestly negative price/cost impact. As a result, segment operating profit margin increased 231 basis points to 12.8 percent.

Display and Packaging
Sales for the segment were down 16.1 percent year to date compared to last year’s period as volume was down throughout the segment due primarily to the pandemic's impact on demand for promotional displays and paper amenities for the hotel industry.
Despite the decline in volume, segment operating profit increased $1.7 million due to strong productivity improvements and effective cost reduction actions.
Paper and Industrial Converted Products
Segment sales decreased 7.9 percent year to date versus the prior-year period due to pandemic-driven volume declines, lower sales prices, and a negative impact of foreign currency translation. These declines were partially offset by sales added by the prior-year acquisition of Corenso Holdings.
Operating profit decreased 23.4 percent from the prior-year period driven by the decline in volume and a negative price/cost relationship largely due to a steep increase in recycled fiber costs in the second quarter that could not be fully recovered through selling price adjustments. These decreases were partially offset by solid productivity gains. As a result, segment operating margin declined 188 basis points to 9.2 percent.
Protective Solutions
Segment sales for the period declined 19.9 percent year over year driven by volume declines in molded foam and consumer fiber packaging due to automotive plant shutdowns and lower consumer demand for durable goods such as appliances. In addition, temperature-assured packaging sales also saw a year-over-year decline as customers reduced or delayed purchases due to uncertainty regarding the impact the virus would have on their businesses.
Year-to-date operating profit decreased 26.9 percent from the prior-year period due primarily to the volume declines, partially offset by productivity improvements and effective cost management. Segment operating margin was 8.9 percent, an 86 basis point decline from the same period last year.

SONOCO PRODUCTS COMPANY
OTHER ITEMS
Critical Accounting Policies and Estimates
Goodwill impairment evaluation
The Company assesses goodwill for impairment annually during the third quarter, or from time to time when warranted by the facts and circumstances surrounding individual reporting units or the Company as a whole. The Company completed its most recent annual goodwill impairment testing during the third quarter of 2019. Although no reporting units failed the assessments, during the time subsequent to the annual evaluation, and at June 28, 2020, the Company considered whether any events and/or changes in circumstances, including the impact of the COVID-19 pandemic, had resulted in the likelihood that the goodwill of any of its reporting units may have been impaired. Although it is management's opinion that no such events have occurred, the results of the Conitex reporting unit have been negatively impacted by the economic fallout of the COVID-19 pandemic due to end-market weakness, particularly in textiles, as well as certain customers' plants being temporarily shut down to contain the spread of the virus. Management currently expects customer demand will begin to increase and begin approaching pre-pandemic levels next year. However, should it become apparent that the post-COVID-19 recovery is likely to be weaker, or significantly delayed, compared to management’s current expectations, a goodwill impairment charge may be possible in the future. Total goodwill associated with this reporting unit was $32.2 million at June 28, 2020. The Company previously owned a 30% noncontrolling interest in Conitex Sonoco (BVI), Ltd. before acquiring the remaining 70% interest on October 1, 2018. In its 2019 annual goodwill impairment test, the Company estimated the fair value of the Conitex reporting unit to be approximately equal to its carrying value.
Income taxes
As disclosed in prior periods, in February 2017 the Company received a Notice of Proposed Adjustment (“NOPA”) from the Internal Revenue Service (“IRS”) proposing adjustments to the 2012 and 2013 tax years. In 2018, the Company filed a protest to the proposed deficiency and the matter was referred to the Appeals Division of the IRS. In the second quarter of 2020, the Company agreed to pay approximately $6 million in taxes and interest to settle the dispute and recorded the impact of this settlement in its provision for income taxes. The Company anticipates receiving a final notice formalizing the settlement, and paying the assessment, in the second half of 2020.
Pension Plan Termination
As previously disclosed, the Company terminated the Sonoco Pension Plan for Inactive Participants, a tax-qualified defined benefit plan (the "Inactive Plan"), effective September 30, 2019. Once approval is received from the Pension Benefit Guaranty Corporation ("PBGC"), and following completion of a limited lump-sum offering, the Company is expected to settle all remaining liabilities under the Inactive Plan in 2021 through the purchase of annuity contracts. The Company intends to apply to the PBGC for an extension of the distribution deadline and expects to make additional contributions to the Inactive Plan of approximately $150 million in 2021 in order to be fully funded on a termination basis at the time of the annuity purchase. The actual amount of the Company's long-term liability when it is transferred, and the related required cash contribution, will depend upon the nature and timing of participant settlements, as well as prevailing market conditions. These expected contributions are reducing tax payments in 2020 by approximately $38 million. Non-cash, pretax settlement charges resulting from the lump sum payouts and annuity purchases are currently expected to total approximately $590 million. The termination of the Inactive Plan will apply to participants who have separated service from Sonoco and to nonunion active employees who no longer accrue pension benefits. There is no change in the cumulative benefit previously earned by the approximately 11,000 impacted participants as a result of these actions, and the Company will continue to manage and support the Sonoco Pension Plan, comprised of approximately 600 active participants who continue to accrue benefits in accordance with a flat-dollar multiplier formula.

Financial Position, Liquidity and Capital Resources
Operating cash flows totaled $282.0 million in the six months ended June 28, 2020 compared with $40.1 million during the same period last year, an increase of $241.9 million. The increase is largely attributable to a year-over-year reduction in pension and retirement plan contributions. The Company made a voluntary contribution of $190 million to its U.S. defined benefit pension plans in the first six months of 2019 and made no such contributions in the first six months of 2020. Accounts Receivable consumed $13.5 million of operating cash in the first six months of 2020 compared with $46.2 million in the same period last year. Although both periods saw increased business activity from year-end levels, the global recession caused by COVID-19 has muted that increase in the current year. Additionally, inventories consumed $32.0 million of cash in the first six months of 2020 compared with $16.8 million in

SONOCO PRODUCTS COMPANY
the same period last year. Due to swiftly changing demand caused by the pandemic, right-sizing inventory has been a greater challenge than normal. Trade accounts payable provided $17.8 million of cash during the six months ended June 28, 2020 compared to consuming $2.8 million in the same reporting period last year.
Changes in accrued expenses provided $9.3 million of operating cash in the six months ended June 28, 2020 while consuming $7.7 million in the same period last year. The greater provision of cash in the current year is primarily due to lower management incentives paid in the first six months of 2020 compared to the same period last year, as well as the timing of payroll and other payments. Changes in other assets and liabilities provided $0.8 million less cash in the first six months of 2020 compared to 2019. Although the current year benefited from the deferred payment of certain payroll taxes under the CARES Act, these were slightly less than insurance proceeds received in the prior year associated with clean-up and other repair costs related to Hurricane Florence. The impact of income taxes, net payables and deferred items provided $17.2 million more cash in the first six months of 2020 versus the first six months of the prior year due largely to timing of estimated tax payments in 2020 because of deferrals allowed under COVID-related IRS guidance.
Cash used in investing activities was $74.8 million in the six months ended June 28, 2020, compared with $99.9 million in the same period last year, a lower year-over-year use of cash of $25.1 million. Acquisition spending was $3.3 million higher year over year as a result of the Company's acquisition of a tubes and cores operation in Jacksonville, Florida in the first six months of 2020. In the first six months of 2019, a small amount of cash was used to settle final purchase price adjustments related to the 2018 Conitex and Compositub acquisitions. Proceeds from the sale of assets provided $4.8 million in the six months ended June 28, 2020, compared to $1.5 million in the same period last year. The year-over-year increase was due primarily to net proceeds of $2.4 million received in February 2020 for the sale of equipment at a metal ends operation in Canton, Ohio. Capital spending during the first six months of 2020 was $76.4 million, approximately $26 million lower year over year. Capital spending for the remaining six months of 2020 is not expected to exceed $120 million, bringing the total expected net capital spending in 2020 to $195.0 million. This increase in the second half of 2020 includes planned spending of approximately $20 million to begin work on the transformation of the corrugated medium paper machine in Hartsville, South Carolina, into a low-cost, state-of-the-art uncoated recycled paperboard machine, as well as other projects that were previously on hold due to the economic uncertainty of COVID-19.
Cash generated in financing activities totaled $514.3 million in the six months ended June 28, 2020, compared with $34.7 million in the same period last year, a change of $479.6 million. Proceeds from the issuance of debt increased $861.7 million year over year mostly driven by the Company's issuance of $600 million of 10-year bonds in April 2020. Additionally, the Company paid down an additional $420.9 million in debt year over year. These large swings in financing activities were driven by the Company's efforts to improve and ensure liquidity during the global recession. The year-over-year increase in outstanding checks was $19.2 million and resulted primarily from the timing of payroll payments. The Company received proceeds of $14.5 million from the settlement of a cross-currency swap in March 2020 and, during the six months ended June 28, 2020, paid cash dividends of $86.3 million, an increase of $2.2 million over the same period last year. Cash used to repurchase the Company's common stock was lower year over year by $4.6 million.
During the six months ended June 28, 2020, the Company reported a net decrease in cash and cash equivalents of $9.5 million due to currency translation adjustments resulting from a stronger U.S. dollar relative to most foreign currencies.
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
The Company has taken several actions to secure liquidity in light of volatility in the credit markets and economic uncertainty being caused by the COVID-19 pandemic.
On March 18, 2020, the Company closed and funded a 364-day, $150 million term loan with Wells Fargo Bank, National Association, and the proceeds were used to repay a portion of outstanding commercial paper. Interest was assessed at the London Interbank Offered Rate (LIBOR) plus a margin based on a pricing grid that used the Company’s credit ratings. The margin above LIBOR at June 28, 2020 was 125 basis points. There was no required amortization and repayment could be accelerated at any time at the discretion of the Company. On July 20, 2020, subsequent to quarter end, this loan was fully repaid.

SONOCO PRODUCTS COMPANY
On April 1, 2020, the Company accessed $250 million from its revolving credit facility. This borrowing was repaid on May 5, 2020. The Company used $85 million of the proceeds to fully repay its outstanding commercial paper balance and the remaining proceeds were invested in short term cash equivalents with maturities of 30 days or less.
On April 6, 2020, the Company borrowed $100 million, pursuant to a new 364-day term loan with U.S. Bank, National Association. Interest is assessed at LIBOR plus a margin based on a pricing grid that uses the Company's credit ratings. The margin above LIBOR at June 28, 2020 was 125 basis points. There is no required amortization and repayment can be accelerated at any time at the discretion of the Company.
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
To further improve its financial flexibility and liquidity, the Company exercised a conditional one-time option to extend its $200 million term loan with Wells Fargo Bank, National Association, due May 2020, for an additional 364 days to May 2021.
As a result of these actions, the Company currently expects debt maturities of approximately $750 million through December 31, 2021. The Company currently has approximately $700 million in cash and cash equivalents on hand and $500 million in committed availability under its revolving credit facility. The Company believes these amounts, combined with net cash flows from operating and investing activities, provide ample liquidity to cover the 2021 debt maturities and other cash flow needs of the Company over the course of the next year.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenants currently require the Company to maintain a minimum level of interest coverage and a minimum level of net worth, as defined in the agreements. As of June 28, 2020, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.
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
Cash and cash equivalents totaled $857.3 million and $145.3 million at June 28, 2020 and December 31, 2019, respectively. Of these totals, approximately $127.5 million and $115.0 million, respectively, were held outside of the United States by the Company’s foreign subsidiaries. Cash held outside of the United States is available to meet local liquidity needs, or for capital expenditures, acquisitions, and other offshore growth opportunities. Reflecting the financing actions described above, the Company has ample domestic liquidity from a combination of cash on hand, operating cash flow generation and access to bank and capital markets borrowings. The Company has generally considered its foreign unremitted earnings to be indefinitely invested outside the United States and currently has no plans to repatriate such earnings, other than excess cash balances that can be repatriated at minimal tax cost. Accordingly, the Company is not providing for taxes on these amounts for financial reporting purposes. Computation of the potential deferred tax liability associated with unremitted earnings considered to be indefinitely reinvested is not practicable.
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
The Company anticipates making additional contributions to its pension and postretirement plans of approximately $8.5 million during the remainder of 2020, which would result in total 2020 contributions of approximately $40 million,

SONOCO PRODUCTS COMPANY
excluding potential immaterial cash funding related to restructuring actions. As discussed in "Other Items," the Sonoco Pension Plan for Inactive Participants was terminated effective September 30, 2019. Upon approval by the PBGC, and following completion of a limited lump-sum offering, the Company is expected to settle all remaining liabilities under the Inactive Plan through the purchase of annuities. The Company intends to apply to the PBGC for an extension of the distribution deadline and expects to make additional contributions to the Inactive Plan of approximately $150 million in 2021 in order to be fully funded on a termination basis at the time of the annuity purchase. Any such contributions in excess of cash on hand are expected to be financed using available borrowing capacity. Future funding requirements beyond the current year will vary depending largely on actual investment returns, future actuarial assumptions, the nature and timing of participant settlements, and legislative actions.
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
Due to the highly inflationary economy in Venezuela, the Company considers the U.S. dollar to be the functional currency of its Venezuelan operations and uses the official exchange rate when remeasuring the financial results of those operations. Economic conditions in Venezuela have worsened considerably over the past several years and there is no indication that conditions are due to improve in the foreseeable future. Further deterioration could result in the recognition of an impairment charge or a deconsolidation of the subsidiary. At June 28, 2020, the carrying value of the Company's net investment in its Venezuelan operations was approximately $2.1 million. In addition, at June 28, 2020, the Company's Accumulated Other Comprehensive Loss included a cumulative translation loss of $3.8 million related to its Venezuelan operations which would need to be reclassified to net income in the event of a complete exit of the business or a deconsolidation of these operations.
The Company has operations in the United Kingdom and elsewhere in Europe that could be impacted by the exit of the U.K. from the European Union (Brexit). Our U.K. operations have made contingency plans regarding potential customs clearance issues, tariffs and other uncertainties resulting from Brexit. Although it is difficult to predict all of the possible impacts to our supply chain or in our customers' downstream markets, the Company has evaluated the potential operational impacts and uncertainties of Brexit and at this time believes that the likelihood of a material impact on our future results of operations is low. Although there are some cross-border sales made out of and into the U.K., most of what we produce in the U.K. is also sold in the U.K. and the same is true for continental Europe. In some cases, companies that have been importing from Europe into the U.K. are now seeking local sources, which has actually been positive for our U.K. operations. Annual sales of our U.K. operations totaled approximately $120 million in 2019.
At June 28, 2020, the Company had various currency contracts outstanding to fix the exchange rate on certain anticipated foreign currency cash flows. The total market value of these instruments was a net unfavorable position of $(2.3) million at June 28, 2020 and a net favorable position of $1.1 million at December 31, 2019. These contracts qualify as cash flow hedges and mature within twelve months of their respective reporting dates. In addition, at June 28, 2020, the Company had various currency contracts outstanding to fix the exchange rate on certain foreign currency assets and liabilities. Although placed as an economic hedge, the Company does not apply hedge accounting to these contracts. The fair values of these currency contracts were immaterial at June 28, 2020 and December 31, 2019.
At June 28, 2020, the Company had commodity contracts outstanding to fix the cost of a portion of anticipated raw materials and natural gas purchases. The total net fair market value of these instruments was an unfavorable position of $(1.7) million and $(1.6) million at June 28, 2020 and December 31, 2019, respectively. Natural gas and aluminum hedge contracts covering an equivalent of 2.3 million MMBTUs and 1,088 metric tons, respectively, were outstanding at June 28, 2020. These contracts qualify as cash flow hedges and mature within twelve months of their respective reporting

SONOCO PRODUCTS COMPANY
dates. In addition, during the second quarter of 2020, the Company entered into commodity contracts to fix the cost of a portion of anticipated diesel purchases. The Company does not apply hedge accounting to these contracts, the fair value of which was not material at June 28, 2020.
In January 2020, the Company entered into a cross-currency swap agreement with a notional amount of $250 million to effectively convert a portion of the Company's fixed-rate, U.S. dollar denominated debt, including the semi-annual interest payments, to fixed-rate euro-denominated debt. The swap agreement had an original maturity of November 1, 2024 and provided for the Company to receive semi-annual interest payments in U.S. dollars at a rate of 5.75% and pay interest in euros at a rate of 3.856%. The risk management objective was to manage foreign currency risk relating to net investments in certain European subsidiaries denominated in foreign currencies. As a result of significant strengthening of the U.S. dollar, as well as a reduction in the differential between U.S. and European interest rates, the fair market value of the swap position appreciated significantly during the first quarter of 2020. In March 2020, the Company terminated the agreement and received a net cash settlement of $14.5 million. The Company recorded this foreign currency translation gain in "Accumulated other comprehensive loss," net of a tax provision of $7.6 million.
At June 28, 2020, the U.S. dollar had strengthened against most of the functional currencies of the Company's foreign operations compared to December 31, 2019, resulting in a net translation loss of $60.1 million being recorded in accumulated other comprehensive loss at June 28, 2020.
As a result of the weakening global economy due to the COVID-19 pandemic, the Company increased its allowance for cumulative expected credit losses by $1.0 million as of June 28, 2020. Continued weakness in the economy may require additional charges to be recognized in future periods. The magnitude of such charges cannot be estimated at this time.
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
Evaluation of Disclosure Controls and Procedures
Under the supervision, and with the participation, of our management, including our Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, ("the Exchange Act") of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO concluded that such controls and procedures, as of June 28, 2020, the end of the period covered by this Quarterly Report on Form 10-Q, were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. For this purpose, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information that is required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
In response to the COVID-19 pandemic, we have required certain employees, some of whom are involved in the operation of our internal controls over financial reporting, to work from home. Despite this change, there have been no changes in the Company’s internal control over financial reporting occurring during the quarter ended June 28, 2020, that

SONOCO PRODUCTS COMPANY
materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize any impact it may have on their design and operating effectiveness.

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
Environmental Matters
The Company has been named as a potentially responsible party (PRP) at several environmentally contaminated sites not owned by the Company. All of the sites are also the responsibility of other parties. The Company's liability, if any, is shared with such other parties, but the Company's share has not been finally determined in most cases. In some cases, the Company has cost-sharing arrangements with other PRPs with respect to a particular site. Such agreements relate to the sharing of legal defense costs or cleanup costs, or both. The Company has assumed, for purposes of estimating amounts to be accrued, that the other parties to such cost-sharing agreements will perform as agreed. It appears that final resolution of some of the sites is years away, and actual costs to be incurred for these environmental matters in future periods is likely to vary from current estimates because of the inherent uncertainties in evaluating environmental exposures. Accordingly, the ultimate cost to the Company with respect to such sites, beyond what has been accrued at June 28, 2020, cannot be determined. As of June 28, 2020 and December 31, 2019, the Company had accrued $8.4 million and $8.7 million, respectively, related to environmental contingencies. The Company periodically reevaluates the assumptions used in determining the appropriate reserves for environmental matters as additional information becomes available and, when warranted, makes appropriate adjustments.

Other legal matters
Additional information regarding legal proceedings is provided in Note 16 to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.
Except as set forth below, during the six months ended June 28, 2020, there were no material changes to the Risk Factors disclosed in Item 1A- "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
The direct and indirect results of the COVID-19 pandemic may adversely affect our operations, results of our operations and our financial condition.
The United States and other countries are experiencing a major global health pandemic related to the outbreak of a novel strain of coronavirus, COVID-19. Governmental authorities nationally and in affected regions took increasingly dramatic actions and mandated various restrictions in an effort to slow the spread of the virus, including travel restrictions, restrictions on public gatherings, “shelter at home” orders and advisories, and quarantining of people who may have been exposed to the virus. We are an essential provider of consumer, industrial and medical packaging. Our associates are deemed “Essential Critical Infrastructure Workers” under the guidance of the U.S. Department of Homeland Security and have received similar designations by the vast majority of other governmental agencies in the 36 countries where the Company operates. As a result, nearly all of the Company’s global operations continue to operate and are serving our customers’ critical needs. Certain customers whose products have not been deemed “critically essential” have had to suspend operations due to the COVID-19 pandemic, while some others have been unable to fully staff their operations, and as a result these customers are taking temporary downtime or furloughing employees. Although mandated restrictions on business activities have expired or been relaxed in most of our locations, a resurgence of the virus in late June and into July has raised concerns about reimposition of restrictions on business activities, and some governmental entities have already done so. This reimposition of restrictions could delay or possibly reverse the economic recovery. We are following these developments closely and responding with cost-reduction initiatives.

SONOCO PRODUCTS COMPANY
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
Many of our businesses have already been adversely affected by the pandemic. Given the unprecedented uncertainty of this situation, including the unknown duration and severity of the pandemic and the unknown overall impact on consumer demand, we are unable to forecast the full impact on our business in 2020. An extended period of disruption to our served markets or global supply chains could materially and adversely affect our business, results of operations, access to sources of liquidity and overall financial condition. In addition, an extended global recession caused by the pandemic would have a material and adverse impact on our operations, results of operations and financial condition, and may result in the future impairment of goodwill at certain of the Company's reporting units.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number of Shares that May Yet be Purchased under the Plans or Programs[2]
3/30/20 - 5/03/20	75	$48.36	—	2,969,611
5/04/20 - 5/31/20	91	$50.51	—	2,969,611
6/01/20 - 6/28/20	75	$53.87	—	2,969,611
Total	241	$50.89	—	2,969,611

1	A total of 241 common shares were repurchased in the second quarter of 2020 related to shares withheld to satisfy employee tax withholding obligations in association with certain share-based compensation awards. These shares were not repurchased as part of a publicly announced plan or program.
2
On February 10, 2016, the Company's Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company's common stock. A total of 2,030,389 shares were repurchased under this authorization during 2016 at a cost of $100.0 million. No shares were repurchased during 2017, 2018, 2019 or during the six months ended June 28, 2020. Accordingly, a total of 2,969,611 shares remain available for repurchase at June 28, 2020.

SONOCO PRODUCTS COMPANY

Item 6.	Exhibits.

Exhibit Index
3.1	Restated Articles of Incorporation, as amended through July 15, 2020
3.2	By-Laws of Sonoco Products Company, as amended June 15, 2020
4.1
Fifth Supplemental Indenture, dated as of April 22, 2020, between Sonoco Products Company and The Bank of New York Mellon Trust Company, N.A.. (incorporated by reference to the Registrant's Form 8-K filed April 22, 2020)

4.2	Form of 3.125% Note due 2030 (included in Exhibit A to Exhibit 4.1 and incorporated by reference to the Registrant's Form 8-K filed April 22, 2020)
10.1	March 2020 364-Day Term Loan Facility (incorporated by reference to the Registrant's Form 8-K filed March 19, 2020)
10.2	First Amendment to Credit Agreement, dated February 14, 2020 (incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 2019)
10.3	$100 million 364-day Term Loan Facility dated April 1, 2020 (incorporated by reference to the Registrant's Form 8-K filed April 3, 2020)
10.4
Term Loan Agreement between Sonoco Products Company and Wells Fargo Bank, National Association, dated May 17, 2019 (incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 2019)

10.5	Renewal Notice of Term Loan Agreement between Sonoco Products Company and Wells Fargo Bank, National Association, dated March 19, 2020
15	Letter re: unaudited interim financial information
31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SONOCO PRODUCTS COMPANY
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOCO PRODUCTS COMPANY
(Registrant)

Date:	July 29, 2020	By:	/s/ Julie C. Albrecht
Julie C. Albrecht
Vice President and Chief Financial Officer
(principal financial officer)

/s/ James W. Kirkland
James W. Kirkland
Corporate Controller
(principal accounting officer)