Form 10-Q
period 2020-09-27
SONOCO PRODUCTS CO
filed 2020-10-30
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock at October 16, 2020:
Common stock, no par value: 100,416,612

SONOCO PRODUCTS COMPANY
INDEX

PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements:	3

	Condensed Consolidated Balance Sheets - September 27, 2020 (unaudited) and December 31, 2019 (unaudited)	3

	Condensed Consolidated Statements of Income – Three and Nine Months Ended September 27, 2020 (unaudited) and September 29, 2019 (unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income - Three and Nine Months Ended September 27, 2020 (unaudited) and September 29, 2019 (unaudited)	5

	Condensed Consolidated Statements of Changes in Total Equity – Three and Nine Months Ended September 27, 2020 (unaudited) and September 29, 2019 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 27, 2020 (unaudited) and September 29, 2019 (unaudited)	8

	Notes to Condensed Consolidated Financial Statements (unaudited)	9

	Report of Independent Registered Public Accounting Firm	38

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	39

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	59

Item 4.	Controls and Procedures.	59

PART II. OTHER INFORMATION		60

Item 1.	Legal Proceedings.	60

Item 1A.	Risk Factors.	60

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	62

Item 6.	Exhibits.	63

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars and shares in thousands)

	September 27, 2020	December 31, 2019*
Assets
Current Assets
Cash and cash equivalents	$782,679	$145,283
Trade accounts receivable, net of allowances	693,612	698,149
Other receivables	92,731	113,754
Inventories, net:
Finished and in process	151,667	172,223
Materials and supplies	294,160	331,585
Prepaid expenses	66,516	60,202
Assets held for sale	202,069	—
	2,283,434	1,521,196
Property, Plant and Equipment, Net	1,227,122	1,286,842
Goodwill	1,369,283	1,429,346
Other Intangible Assets, Net	374,374	388,292
Deferred Income Taxes	41,629	46,502
Right of Use Asset-Operating Leases	306,077	298,393
Other Assets	165,313	155,718
Total Assets	$5,767,232	$5,126,289
Liabilities and Equity
Current Liabilities
Payable to suppliers	$506,170	$537,764
Accrued expenses and other	375,972	367,114
Notes payable and current portion of long-term debt	508,960	488,234
Accrued taxes	14,092	11,380
Liabilities held for sale	93,849	—
	1,499,043	1,404,492
Long-term Debt, Net of Current Portion	1,627,037	1,193,135
Noncurrent Operating Lease Liabilities	268,790	253,992
Pension and Other Postretirement Benefits	303,623	304,798
Deferred Income Taxes	94,831	76,206
Other Liabilities	92,575	77,961
Sonoco Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares 100,416 and 100,198 shares issued and outstanding at September 27, 2020 and December 31, 2019, respectively	7,175	7,175
Capital in excess of stated value	310,912	310,778
Accumulated other comprehensive loss	(837,214)	(816,803)
Retained earnings	2,390,272	2,301,532
Total Sonoco Shareholders’ Equity	1,871,145	1,802,682
Noncontrolling Interests	10,188	13,023
Total Equity	1,881,333	1,815,705
Total Liabilities and Equity	$5,767,232	$5,126,289

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Net sales	$1,312,314	$1,353,931	$3,861,095	$4,065,357
Cost of sales	1,055,304	1,088,446	3,089,512	3,254,415
Gross profit	257,010	265,485	771,583	810,942
Selling, general and administrative expenses	126,117	120,322	371,376	395,096
Restructuring/Asset impairment charges	24,149	6,615	59,633	30,642
Operating profit	106,744	138,548	340,574	385,204
Non-operating pension costs	7,453	7,210	22,632	18,801
Interest expense	19,377	17,286	55,469	50,116
Interest income	796	2,530	2,158	4,023
Income before income taxes	80,710	116,582	264,631	320,310
Provision for income taxes	(649)	26,098	49,337	77,213
Income before equity in earnings of affiliates	81,359	90,484	215,294	243,097
Equity in earnings of affiliates, net of tax	1,939	1,799	3,230	4,240
Net income	83,298	92,283	218,524	247,337
Net loss/(income) attributable to noncontrolling interests	151	(219)	581	(451)
Net income attributable to Sonoco	$83,449	$92,064	$219,105	$246,886
Weighted average common shares outstanding:
Basic	100,974	100,778	100,935	100,727
Diluted	101,245	101,186	101,155	101,158
Per common share:
Net income attributable to Sonoco:
Basic	$0.83	$0.91	$2.17	$2.45
Diluted	$0.82	$0.91	$2.17	$2.44

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Net income	$83,298	$92,283	$218,524	$247,337
Other comprehensive income/(loss):
Foreign currency translation adjustments	24,647	(34,428)	(37,701)	(27,655)
Changes in defined benefit plans, net of tax	5,280	(16,850)	15,476	(7,887)
Changes in derivative financial instruments, net of tax	2,285	(93)	(440)	1,290
Other comprehensive income/(loss):	$32,212	$(51,371)	$(22,665)	$(34,252)
Comprehensive income:	115,510	40,912	195,859	213,085
Net loss/(income) attributable to noncontrolling interests	151	(219)	581	(451)
Other comprehensive loss attributable to noncontrolling interests	27	844	2,254	792
Comprehensive income attributable to Sonoco	$115,688	$41,537	$198,694	$213,426
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN TOTAL EQUITY (unaudited)
(Dollars in thousands)

	Total Equity	Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests
		Outstanding	Amount
December 31, 2018	$1,772,278	99,829	$7,175	$304,709	$(740,913)	$2,188,115	$13,192
Net income	73,768					73,663	105
Other comprehensive income/(loss):
Translation loss	(2,972)				(2,852)		(120)
Defined benefit plan adjustment, net of tax	7,156				7,156
Derivative financial instruments, net of tax	1,864				1,864
Other comprehensive income/(loss)	$6,048				$6,168		$(120)
Dividends	(41,534)					(41,534)
Dividends paid to noncontrolling interests	(214)						(214)
Issuance of stock awards	399	340		399
Shares repurchased	(7,395)	(133)		(7,395)
Stock-based compensation	4,560			4,560
Impact of new accounting pronouncements	(6,771)					(6,771)
March 31, 2019	$1,801,139	100,036	$7,175	$302,273	$(734,745)	$2,213,473	$12,963
Net income	81,286					81,159	$127
Other comprehensive income/(loss):
Translation gain	9,745				9,573		172
Defined benefit plan adjustment, net of tax	1,807				1,807
Derivative financial instruments, net of tax	(481)				(481)
Other comprehensive income:	$11,071				$10,899		$172
Dividends	(43,353)					(43,353)
Issuance of stock awards	326	58		326
Shares repurchased	(1,155)	(19)		(1,155)
Stock-based compensation	4,306			4,306
June 30, 2019	$1,853,620	100,075	$7,175	$305,750	$(723,846)	$2,251,279	$13,262
Net income	92,283					92,064	219
Other comprehensive loss:
Translation loss	(34,428)				(33,584)		(844)
Defined benefit plan adjustment, net of tax	(16,850)				(16,850)
Derivative financial instruments, net of tax	(93)				(93)
Other comprehensive loss:	$(51,371)				$(50,527)		$(844)
Dividends	(43,337)					(43,337)
Issuance of stock awards	330	9		330
Shares repurchased	(147)	(2)		(147)
Stock-based compensation	2,935			2,935
September 29, 2019	$1,854,313	100,082	$7,175	$308,868	$(774,373)	$2,300,006	$12,637
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN TOTAL EQUITY (unaudited)
(Dollars in thousands)

	Total Equity	Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests
		Outstanding	Amount
December 31, 2019	$1,815,705	100,198	$7,175	$310,778	$(816,803)	$2,301,532	$13,023
Net income/(loss)	80,236					80,445	(209)
Other comprehensive income/(loss):
Translation loss	(95,212)				(93,575)		(1,637)
Defined benefit plan adjustment, net of tax	5,780				5,780
Derivative financial instruments, net of tax	(4,555)				(4,555)
Other comprehensive loss	$(93,987)				$(92,350)		$(1,637)
Dividends	(43,339)					(43,339)
Issuance of stock awards	376	196		376
Shares repurchased	(3,938)	(65)		(3,938)
Stock-based compensation	597			597
Impact of new accounting pronouncements	(209)					(209)
March 29, 2020	$1,755,441	100,329	$7,175	$307,813	$(909,153)	$2,338,429	$11,177
Net income/(loss)	54,990					55,211	(221)
Other comprehensive income/(loss):
Translation gain/(loss)	32,864				33,454		(590)
Defined benefit plan adjustment, net of tax	4,416				4,416
Derivative financial instruments, net of tax	1,830				1,830
Other comprehensive income/(loss)	$39,110				$39,700		$(590)
Dividends	(43,451)					(43,451)
Issuance of stock awards	287	2		287
Shares repurchased	(12)	(1)		(12)
Stock-based compensation	1,339			1,339
June 28, 2020	$1,807,704	100,330	$7,175	$309,427	$(869,453)	$2,350,189	$10,366
Net income/(loss)	83,298					83,449	$(151)
Other comprehensive loss:
Translation gain/(loss)	24,647				24,674		(27)
Defined benefit plan adjustment, net of tax	5,280				5,280
Derivative financial instruments, net of tax	2,285				2,285
Other comprehensive income/(loss)	$32,212				$32,239		$(27)
Dividends	(43,366)					(43,366)
Issuance of stock awards	256	150		256
Shares repurchased	(3,385)	(64)		(3,385)
Stock-based compensation	4,614			4,614
September 27, 2020	$1,881,333	100,416	$7,175	$310,912	$(837,214)	$2,390,272	$10,188

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 27, 2020	September 29, 2019
Cash Flows from Operating Activities:
Net income	$218,524	$247,337
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment	25,364	6,362
Depreciation, depletion and amortization	186,602	173,085
Gain on adjustment of environmental reserves	—	(10,675)
Share-based compensation expense	6,551	11,800
Equity in earnings of affiliates	(3,230)	(4,240)
Cash dividends from affiliated companies	4,367	4,002
Net (gain)/loss on disposition of assets	(3,298)	3,811
Pension and postretirement plan expense	43,146	21,837
Pension and postretirement plan contributions	(34,795)	(225,535)
Net increase in deferred taxes	10,013	32,370
Change in assets and liabilities, net of effects from acquisitions and foreign currency adjustments:
Trade accounts receivable	(42,102)	(33,574)
Inventories	10,621	(643)
Payable to suppliers	15,708	(7,183)
Prepaid expenses	(1,857)	(533)
Accrued expenses	40,854	29,611
Income taxes payable and other income tax items	(17,466)	(20,407)
Other assets and liabilities	30,499	11,393
Net cash provided by operating activities	489,501	238,818
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(116,667)	(147,012)
Cost of acquisitions, net of cash acquired	(49,262)	(111,009)
Proceeds from the sale of assets	8,240	2,887
Investment in affiliates and other, net	571	1,494
Net cash used in investing activities	(157,118)	(253,640)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	1,107,127	258,834
Principal repayment of debt	(428,966)	(109,692)
Net change in commercial paper	(250,000)	12,000
Net increase/(decrease) in outstanding checks	8,544	(7,604)
Proceeds from cross-currency swap	14,480	—
Payment of contingent consideration	(3,000)	(5,000)
Cash dividends	(129,446)	(127,169)
Dividends paid to noncontrolling interests	—	(214)
Shares repurchased	(7,335)	(8,697)
Net cash provided by financing activities	311,404	12,458
Effects of Exchange Rate Changes on Cash	(6,391)	(2,172)
Net Increase/(Decrease) in Cash and Cash Equivalents	637,396	(4,536)
Cash and cash equivalents at beginning of period	145,283	120,389
Cash and cash equivalents at end of period	$782,679	$115,853
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 1: Basis of Interim Presentation
In the opinion of the management of Sonoco Products Company (the “Company” or “Sonoco”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise stated) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the nine months ended September 27, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
With respect to the unaudited condensed consolidated financial information of the Company for the three- and nine-month periods ended September 27, 2020 and September 29, 2019 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 30, 2020 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.
In September 2020, the Company's Board of Directors approved the sale of the Company's European contract packaging business (Sonoco Poland Packaging Services Sp. z.o.o.). As a result, the Company has determined the criteria for classification as held for sale were met. Consequently, the assets and liabilities associated with the European contract packaging business are classified as held for sale on the Company's Condensed Consolidated Balance Sheet as of September 27, 2020.
The decision to sell the European contract packaging business was made as part of the Company's efforts to simplify its operating structure in order to focus on growing its core consumer and industrial packaging businesses. This business includes six contract packaging facilities in three locations and a warehouse, all in Poland, and is reported within the Company's Display and Packaging segment. The sale does not represent a strategic shift for the Company that will have a major effect on the Company’s operations and financial results; consequently, it does not meet the criteria for reporting as a discontinued operation.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

In conjunction with the pending sale of the Company's European contract packaging business, the following major classes of assets and liabilities were classified as held for sale on the Company's Condensed Consolidated Balance Sheet as of September 27, 2020:

Assets:
Trade accounts receivable, net of allowances	$43,411
Inventories	36,278
Other receivables	9,179
Prepaid expenses	2,516
Current assets	91,384
Property, plant and equipment, net	7,766
Goodwill	76,828
Long-term deferred income taxes	1,943
Right of Use Asset - Operating leases	23,337
Other assets	811
Noncurrent assets	110,685
Assets held for sale	$202,069

Liabilities:
Payable to suppliers	$54,907
Accrued expenses and other	15,351
Notes payable and current portion of long-term debt	259
Taxes on income	1,198
Current liabilities	71,715
Long-term debt	554
Noncurrent operating lease liabilities	18,824
Other long-term liabilities	2,756
Noncurrent liabilities	22,134
Liabilities held for sale	$93,849

On October 9, 2020, subsequent to the end of the third quarter, the Company entered into a definitive agreement to sell its European contract packaging business, Sonoco Poland Packaging Services Sp. z.o.o., for $120,000, less indebtedness assumed by the buyer at closing and subject to adjustment for final working capital balances. The transaction, which is subject to regulatory approval, is expected to be completed in the fourth quarter of 2020. In addition to changes in working capital and assumed indebtedness, the cash that is ultimately received will be reduced if the exchange rate between the U.S. dollar and the Polish zloty exceeds a predetermined level.

Note 2: New Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments," which requires measurement and recognition of expected versus incurred credit losses for financial assets held. The measurement of expected credit losses should be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. The guidance is effective for annual reporting periods beginning after December 15, 2019, and interim periods within those annual periods. The Company adopted ASU 2016-13 in 2020, using the modified retrospective approach and recorded a cumulative-effect adjustment to retained earnings of $209, an increase to the allowance for doubtful accounts of $279, and a decrease to deferred income tax liabilities of $70 as of January 1, 2020.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

During the nine-month period ended September 27, 2020, there have been no other newly issued nor newly applicable accounting pronouncements that have had, or are expected to have, a material impact on the Company’s financial statements. Further, at September 27, 2020, there were no other pronouncements pending adoption that are expected to have a material impact on the Company’s consolidated financial statements.

Note 3: Acquisitions and Dispositions
Acquisitions
On August 3, 2020, the Company completed the acquisition of Can Packaging, a privately owned designer and manufacturer of sustainable paper packaging and related manufacturing equipment, based in Habsheim, France, for total consideration of $45,473, net of cash acquired. Can Packaging operates two paper can manufacturing facilities in France, along with a research and development center where it designs and builds patented packaging machines and sealing equipment. The acquisition of Can Packaging expands the Company's ability to provide innovative recyclable packaging in various shapes and sizes.
On January 10, 2020, the Company completed the acquisition of a small tube and core operation in Jacksonville, Florida, from Design Containers, Inc. ("Jacksonville"), for total cash consideration of $3,973.
The preliminary fair values of the assets acquired in connection with the Can Packaging and Jacksonville acquisitions are as follows:

	Can Packaging	Jacksonville
Trade accounts receivable	$5,256	$—
Inventories	3,225	150
Property, plant and equipment	10,636	2,773
Goodwill	12,359	1,050
Other intangible assets	25,746	—
Payable to suppliers	(2,811)	—
Other net tangible assets/(liabilities)	(3,530)	—
Deferred income taxes, net	(5,408)	—
Net Assets	$45,473	$3,973

Goodwill for Can Packaging, none of which is expected to be deductible for income tax purposes, consists of increased access to certain markets. Can Packaging's financial results from the date acquired are included in the Company's Consumer Packaging segment.
Goodwill for Jacksonville, all of which is expected to be deductible for income tax purposes, consists of increased access to certain markets. Jacksonville's financial results from the date acquired are included in the Company's Paper and Industrial Converted Products segment.
The allocation of the purchase price of Can Packaging and Jacksonville to the tangible and intangible assets acquired and liabilities assumed was based on the Company's preliminary estimates of fair value, based on information currently available. Management is continuing to finalize its valuations of certain assets and liabilities including, but not limited to, those listed in the table above, and expects to complete its valuations within one year from their respective dates of acquisition.
During the nine months ended September 27, 2020, the Company continued finalizing its valuations of the assets acquired and liabilities assumed in the December 31, 2019 acquisition of Thermoform Engineered Quality, LLC, and Plastique Holdings, LTD (together "TEQ") and the August 9, 2019 acquisition of Corenso Holdings America, Inc. ("Corenso") based on new information obtained about facts and circumstances that existed as of their respective acquisition dates. In addition, a final post-closing settlement for the change in working capital at TEQ to the date of closing was made in April 2020 resulting in the receipt of cash from the sellers totaling $185.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following measurement period adjustments were made to the previously disclosed preliminary fair values:

	TEQ	Corenso
Trade accounts receivable	$(56)	$—
Inventories	(433)	(536)
Property, plant and equipment	(2,927)	—
Goodwill	3,251	616
Other intangible assets	800	—
Payable to suppliers	6	(80)
Other net tangible assets/liabilities	(524)	—
Deferred income taxes, net	(302)	—
Change in consideration paid	$(185)	$—

As of September 27, 2020, the valuation of the assets acquired and liabilities assumed in the August 9, 2019 acquisition of Corenso is considered final.
On April 12, 2018, the Company completed the acquisition of Highland Packaging Solutions ("Highland"). Total consideration for this acquisition included a contingent purchase liability of $7,500 payable in two annual installments if certain sales metrics were achieved. The metrics were met and the Company paid the first installment of $5,000 in 2019 and paid the second and final installment of $2,500 in May 2020.
On August 30, 2016, the Company completed the acquisition of the temperature-controlled cargo container assets, license, trademarks, and manufacturing rights from AAR Corporation. Total consideration included a contingent purchase liability of $1,000 to be paid in two annual installments if certain metrics were met. The metrics were met and the Company paid the first installment of $500 in November 2019 and paid the second and final installment of $500 in August 2020.
The payments of these contingent obligations are reflected as financing activities on the Company's Condensed Consolidated Statement of Cash Flows for the nine months ended September 27, 2020 and September 29, 2019.
The Company has accounted for its acquisitions as business combinations under the acquisition method of accounting, in accordance with the business combinations subtopic of the Accounting Standards Codification and has included their results of operations in the Company's Condensed Consolidated Statements of Income from their respective dates of acquisition.
Costs related to acquisitions and potential acquisitions and divestitures totaling $913 and $3,903 were incurred during the three months ended September 27, 2020 and September 29, 2019, respectively, and $2,941 and $5,516 were incurred during the nine months ended September 27, 2020 and September 29, 2019, respectively. These costs consist primarily of legal and professional fees and are included in "Selling, general and administrative expenses" in the Company's Condensed Consolidated Statements of Income.
Dispositions
As discussed in Note 1, on October 9, 2020, subsequent to the end of the third quarter, the Company entered into a definitive agreement to sell its European contract packaging business, Sonoco Poland Packaging Services Sp. z.o.o., for $120,000, less indebtedness assumed by the buyer at closing and subject to adjustment for final working capital balances. The transaction, which is subject to regulatory approval, is expected to be completed in the fourth quarter of 2020. In addition to changes in working capital and assumed indebtedness, the cash that is ultimately received will be reduced if the exchange rate between the U.S. dollar and the Polish zloty exceeds a predetermined level.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 4: Shareholders' Equity
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Numerator:
Net income attributable to Sonoco	$83,449	$92,064	$219,105	$246,886
Denominator:
Weighted average common shares outstanding:
Basic	100,974	100,778	100,935	100,727
Dilutive effect of stock-based compensation	271	408	220	431
Diluted	101,245	101,186	101,155	101,158
Net income attributable to Sonoco per common share:
Basic	$0.83	$0.91	$2.17	$2.45
Diluted	$0.82	$0.91	$2.17	$2.44
Cash dividends	$0.43	$0.43	$1.29	$1.27

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
The average numbers of SARs that were not dilutive and, therefore, not included in the computation of diluted earnings per share during the three- and nine- month periods ended September 27, 2020 and September 29, 2019 were as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Anti-dilutive stock appreciation rights	752	533	844	458

Stock Repurchases
On February 10, 2016, the Company’s Board of Directors authorized the repurchase of up to 5,000 shares of the Company's common stock. A total of 2,030 shares were purchased in 2016. No shares were subsequently repurchased under this authorization, including during the nine months ended September 27, 2020. Accordingly, a total of 2,970 shares remain available for repurchase at September 27, 2020.
The Company frequently repurchases shares of its common stock to satisfy employee tax withholding obligations in association with certain share-based compensation awards. These repurchases, which are not part of a publicly announced plan or program, totaled 130 shares in the nine months ended September 27, 2020 at a cost of $7,335, and 154 shares in the nine months ended September 29, 2019 at a cost of $8,697.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Dividend Declarations
On July 15, 2020, the Board of Directors declared a regular quarterly dividend of $0.43 per share. This dividend was paid on September 10, 2020 to all shareholders of record as of August 10, 2020.
On October 19, 2020, the Board of Directors declared a regular quarterly dividend of $0.43 per share. This dividend is payable on December 10, 2020 to all shareholders of record as of November 10, 2020.

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
The table below sets forth restructuring and restructuring-related asset impairment charges by type incurred:

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Severance and Termination Benefits	$4,607	$4,922	$29,866	$16,421
Asset Impairment / Disposal of Assets	16,605	(948)	25,364	6,336
Other Costs	2,937	2,641	4,403	7,885
Total Restructuring/Asset Impairment Charges	$24,149	$6,615	$59,633	$30,642

The table below sets forth restructuring and restructuring-related asset impairment charges by reportable segment:

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Consumer Packaging	$16,662	$6,363	$22,274	$24,105
Display and Packaging	1,391	106	4,939	992
Paper and Industrial Converted Products	6,990	1,066	30,035	3,540
Protective Solutions	(793)	(930)	375	73
Corporate	(101)	10	2,010	1,932
Total Restructuring/Asset Impairment Charges	$24,149	$6,615	$59,633	$30,642

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth the activity in the restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Accrual Activity
Liability at December 31, 2019	$10,765	$—	$592	$11,357
2020 charges	29,866	25,364	4,403	59,633
Cash receipts/(payments)	(25,749)	3,527	(4,817)	(27,039)
Asset write downs/disposals	—	(28,891)	1,143	(27,748)
Foreign currency translation	127		1	128
Liability at September 27, 2020	$15,009	$—	$1,322	$16,331

"Severance and Termination Benefits" during the first nine months of 2020 includes the cost of severance provided to employees terminated as a result of the closures of a paper mill in Canada, a paper machine in the United States, a cone operation in Europe and three tube and core plants in the United States (all part of the Paper and Industrial Converted Products segment); closure of a paperboard specialties plant in the United States (part of the Display and Packaging segment); and closure of two graphic design operations, one in the United States and one in the United Kingdom (both part of the Consumer Packaging segment). In addition, the charges include the cost of severance for approximately 250 employees whose positions were eliminated in conjunction with the Company's ongoing organizational effectiveness efforts.
"Asset Impairment/Disposal of Assets" consists primarily of impairment charges of $14,892 resulting from the announced consolidation in the Company's perimeter-of-the-store business of operations on the West Coast of the United States and in Mexico. This consolidation will result in the closure of a manufacturing facility in the United States and the conversion of a manufacturing facility in Mexico into a warehouse and distribution center. Both of these operations are part of the Consumer Packaging segment. Further asset impairment charges totaling $7,927 resulted from the closure of a paper mill in Canada and $2,481 from the closure of a paper machine the United States. Additionally, the Company received net cash proceeds of $3,527 primarily from the sales of two buildings associated with previously closed facilities. These buildings had a remaining net book value of $2,451 at the time of the sale.
“Other Costs” consist primarily of costs related to plant closures including equipment removal, utilities, plant security, property taxes and insurance, net of incentive forfeitures.
The Company expects to pay the majority of the remaining restructuring reserves by the end of 2021 using cash generated from operations. The Company also expects to recognize future additional charges totaling approximately $6,000 in connection with previously announced restructuring actions and believes that the majority of these charges will be incurred by the end of 2020 and paid by the end of 2021. The Company continually evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions are likely to be undertaken.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 6: Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive loss and the changes in the balances of each component of accumulated other comprehensive loss, net of tax as applicable, for the nine months ended September 27, 2020 and September 29, 2019:

	Foreign Currency Items	Defined Benefit Pension Items	Cash Flow Hedges	Accumulated Other Comprehensive Loss

Balance at December 31, 2019	$(241,994)	$(574,413)	$(396)	$(816,803)
Other comprehensive loss before reclassifications	(35,447)	(885)	(3,362)	(39,694)
Amounts reclassified from accumulated other comprehensive loss to net income	—	16,361	2,922	19,283
Other comprehensive (loss)/income	(35,447)	15,476	(440)	(20,411)
Balance at September 27, 2020	$(277,441)	$(558,937)	$(836)	$(837,214)

Balance at December 31, 2018	$(251,102)	$(487,380)	$(2,431)	$(740,913)
Other comprehensive (loss)/income before reclassifications	(26,863)	(27,781)	1,434	(53,210)
Amounts reclassified from accumulated other comprehensive loss to net income	—	19,894	(34)	19,860
Amounts reclassified from accumulated other comprehensive loss to fixed assets	—	—	(110)	(110)
Other comprehensive (loss)/income	(26,863)	(7,887)	1,290	(33,460)
Balance at September 29, 2019	$(277,965)	$(495,267)	$(1,141)	$(774,373)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the effects on net income of significant amounts reclassified from each component of accumulated other comprehensive loss for the three- and nine-month periods ended September 27, 2020 and September 29, 2019:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended		Nine Months Ended
Details about Accumulated Other Comprehensive Loss Components	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019	Affected Line Item in the Condensed Consolidated Statements of Income
Gains/(losses) on cash flow hedges
Foreign exchange contracts	$(1,723)	$139	$(6,245)	$988	Net sales
Foreign exchange contracts	867	(348)	3,744	(1,014)	Cost of sales
Commodity contracts	(792)	11	(1,346)	127	Cost of sales
	$(1,648)	$(198)	$(3,847)	$101	Income before income taxes
	403	(11)	925	(67)	Provision for income taxes
	$(1,245)	$(209)	$(2,922)	$34	Net income
Defined benefit pension items
Effect of curtailment loss(a)	$—	$—	(31)	$—	Non-operating pension costs
Effect of settlement loss(a)	—	(796)	(661)	(2,343)	Non-operating pension costs
Amortization of defined benefit pension items(a)	(7,103)	(5,905)	(21,185)	(24,360)	Non-operating pension costs
	$(7,103)	$(6,701)	$(21,877)	$(26,703)	Income before income taxes
	1,800	1,709	5,516	6,809	Provision for income taxes
	$(5,303)	$(4,992)	$(16,361)	$(19,894)	Net income
Total reclassifications for the period	$(6,548)	$(5,201)	$(19,283)	$(19,860)	Net income

(a) See Note 11 for additional details.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the before and after tax amounts for the various components of other comprehensive income/(loss) for the three-month periods ended September 27, 2020 and September 29, 2019:

	Three months ended September 27, 2020			Three months ended September 29, 2019
	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Foreign currency items:
Net other comprehensive loss from foreign currency items	$24,674	$—	$24,674	$(33,584)	$—	$(33,584)
Defined benefit pension items:
Other comprehensive income/(loss) before reclassifications	(31)	8	(23)	(29,190)	7,348	(21,842)
Amounts reclassified from accumulated other comprehensive income/(loss) to net income	7,103	(1,800)	5,303	6,701	(1,709)	4,992
Net other comprehensive income/(loss) from defined benefit pension items	7,072	(1,792)	5,280	(22,489)	5,639	(16,850)
Gains and losses on cash flow hedges:
Other comprehensive income/(loss) before reclassifications	1,376	(336)	1,040	(279)	(14)	(293)
Amounts reclassified from accumulated other comprehensive income/(loss) to net income	1,648	(403)	1,245	198	11	209
Amounts reclassified from accumulated other comprehensive loss to fixed assets	—	—	—	(9)	—	(9)
Net other comprehensive income/(loss) from cash flow hedges	3,024	(739)	2,285	(90)	(3)	(93)
Other comprehensive income/(loss):	$34,770	$(2,531)	$32,239	$(56,163)	$5,636	$(50,527)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the before and after tax amounts for the various components of other comprehensive income/(loss) for the nine-month periods ended September 27, 2020 and September 29, 2019:

	Nine months ended September 27, 2020			Nine months ended September 29, 2019
	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Foreign currency items:
Net other comprehensive (loss)/income from foreign currency items(a)	$(27,866)	$(7,581)	$(35,447)	$(26,863)	$—	$(26,863)
Defined benefit pension items:
Other comprehensive (loss)/income before reclassifications	(1,177)	292	(885)	(36,828)	9,047	(27,781)
Amounts reclassified from accumulated other comprehensive income/(loss) to net income	21,877	(5,516)	16,361	26,703	(6,809)	19,894
Net other comprehensive income/(loss) from defined benefit pension items	20,700	(5,224)	15,476	(10,125)	2,238	(7,887)
Gains and losses on cash flow hedges:
Other comprehensive (loss)/income before reclassifications	(4,345)	983	(3,362)	1,915	(481)	1,434
Amounts reclassified from accumulated other comprehensive income/(loss) to net income	3,847	(925)	2,922	(101)	67	(34)
Amounts reclassified from accumulated other comprehensive loss to fixed assets	—	—	—	(110)	—	(110)
Net other comprehensive (loss)/income from cash flow hedges	(498)	58	(440)	1,704	(414)	1,290
Other comprehensive income/(loss):	$(7,664)	$(12,747)	$(20,411)	$(35,284)	$1,824	$(33,460)

(a) Other comprehensive loss from foreign currency items for the nine months ended September 27, 2020, includes the settlement gain and corresponding tax provision related to the termination of a net investment hedge. See Note 9 for more information.

Note 7: Goodwill and Other Intangible Assets
Goodwill
A summary of the changes in goodwill by segment for the nine months ended September 27, 2020 is as follows:

	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Total
Goodwill at December 31, 2019	$691,243	$203,414	$303,041	$231,648	$1,429,346
2020 Acquisitions	12,359	—	1,050	—	13,409
Reclassified to assets held for sale	—	(76,828)	—	—	(76,828)
Foreign currency translation	(685)	—	442	(268)	(511)
Measurement period adjustments	3,251	—	616	—	3,867
Goodwill at September 27, 2020	$706,168	$126,586	$305,149	$231,380	$1,369,283

The Company recorded goodwill totaling $12,359 related to the August 2020 acquisition of Can Packaging and $1,050 related to the January 2020 acquisition of a small tube and core operation in Jacksonville, Florida. Measurement period adjustments were made in the first nine months of 2020 to the fair values of the assets acquired and the liabilities

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

assumed in the 2019 acquisitions of Corenso and TEQ resulting in increases in goodwill of $616 and $3,251, respectively. See Note 3 for additional information.
As of September 27, 2020, the Company has reclassified $76,828 of goodwill related to its European contract packaging operations to assets held for sale. Prior to September 27, 2020, these operations were included in the Display and Packaging reporting unit. The allocation of goodwill to the European operations was based on the relative fair value of this business to the fair value of the reporting unit as a whole. See Note 1 for additional information.
The Company assesses goodwill for impairment annually during the third quarter, or from time to time when warranted by the facts and circumstances surrounding individual reporting units or the Company as a whole. The Company completed its most recent annual goodwill impairment testing during the third quarter of 2020. As part of this testing, the Company analyzed certain qualitative and quantitative factors in determining whether a goodwill impairment existed. The Company's assessments reflected a number of significant management assumptions and estimates including the Company's forecast of sales, profit margins, and discount rates. Changes in these assumptions could materially impact the Company's conclusions. Based on its assessments, as part of its annual impairment test during the third quarter of 2020, the Company concluded that there was no impairment of goodwill for any of its reporting units.
Although no reporting units failed the assessments noted above, in management's opinion, the goodwill of the Display and Packaging reporting unit, excluding the European operations held for sale, is at risk of impairment in the near term if there is a negative change in the long-term outlook for the business or in other factors, such as the discount rate. A large portion of projected sales in this reporting unit is concentrated in several major customers, the loss of any of which could impact the Company's conclusion regarding the likelihood of goodwill impairment for the unit. Total goodwill associated with this reporting unit was $126,586 at September 27, 2020. In the latest annual impairment test, the estimated fair value of the Display and Packaging reporting unit was determined to exceed its carrying value by approximately 5.2%. In this analysis, projected future cash flows for Display and Packaging were discounted at 9.1%. Based on the discounted cash flow model and holding other valuation assumptions constant, Display and Packaging projected operating profits across all future periods would have to be reduced approximately 2.1%, or the discount rate increased to 10.6%, in order for the estimated fair value to fall below the reporting unit’s carrying value.
In addition, the results of the Conitex reporting unit have been negatively impacted by the economic impact of the COVID-19 pandemic due to end-market weakness, particularly in textiles, as well as certain customers' plants being temporarily shut down to contain the spread of the virus. Management currently expects customer demand will begin to increase over the next few quarters and approach pre-pandemic levels late next year or the year after. However, should it become apparent that the post-COVID-19 recovery is likely to be weaker, or significantly delayed, compared to management’s current expectations, a goodwill impairment charge may be possible in the future. Total goodwill associated with this reporting unit was $32,109 at September 27, 2020. In the latest annual impairment test, the estimated fair value of the Conitex reporting unit was determined to exceed its carrying value by approximately 6.9%. In this analysis, projected future cash flows for Conitex were discounted at 10.8%. Based on the discounted cash flow model and holding other valuation assumptions constant, Conitex projected operating profits across all future periods would have to be reduced approximately 6.2%, or the discount rate increased to 12.2%, in order for the estimated fair value to fall below the reporting unit’s carrying value.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Other Intangible Assets
A summary of other intangible assets as of September 27, 2020 and December 31, 2019 is as follows:

	September 27, 2020	December 31, 2019
Other Intangible Assets, gross:
Patents	$32,764	$26,096
Customer lists	651,828	632,036
Trade names	32,409	32,427
Proprietary technology	24,492	24,525
Other	2,808	2,297
Other Intangible Assets, gross	$744,301	$717,381

Accumulated Amortization:
Patents	$(13,831)	$(11,669)
Customer lists	(323,052)	(287,831)
Trade names	(11,677)	(9,985)
Proprietary technology	(19,524)	(17,910)
Other	(1,843)	(1,694)
Total Accumulated Amortization	$(369,927)	$(329,089)
Other Intangible Assets, net	$374,374	$388,292

The Company recorded $25,750 in intangible assets, primarily customer lists and patents, related to the August 2020 acquisition of Can Packaging. These intangibles will be amortized over an average useful life of fourteen years. Measurement period adjustments were made in the first nine months of 2020 to the fair values of the assets acquired and the liabilities assumed in the 2019 acquisitions of TEQ and Corenso resulting in an increase in amortizable intangibles, primarily customer lists, of $800. See Note 3 for additional information.
Other Intangible Assets are amortized on a straight-line basis over their respective useful lives, which generally range from three to forty years. The Company has no intangible assets with indefinite lives.
Aggregate amortization expense was $12,993 and $12,145 for the three months ended September 27, 2020 and September 29, 2019, respectively, and $39,624 and $38,035 for the nine months ended September 27, 2020 and September 29, 2019, respectively. Amortization expense on other intangible assets is expected to total approximately $52,500 in 2020, $51,900 in 2021, $49,200 in 2022, $44,500 in 2023 and $35,900 in 2024.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 8: Debt
Details of the Company's debt at September 27, 2020 and December 31, 2019 are as follows:

	September 27, 2020	December 31, 2019
Commercial paper	$—	$250,000
U.S. Bank term loan due March 2021	100,000	—
Wells Fargo term loan due May 2021	200,000	200,000
Syndicated bank term loan due July 2022	140,022	146,569
1.0% Euro loan due May 2021	174,416	167,272
9.2% debentures due August 2021	4,320	4,318
4.375% debentures due November 2021	249,660	249,428
3.125% debentures due May 2030	594,539	—
5.75% debentures due November 2040	599,270	599,244
Other foreign denominated debt	15,277	16,734
Finance lease obligations	44,046	33,077
Other notes	14,447	14,727
Total debt	$2,135,997	$1,681,369
Less current portion and short-term notes	508,960	488,234
Long-term debt	$1,627,037	$1,193,135

The Company has taken several actions in 2020 to secure liquidity in light of volatility in the credit markets and economic uncertainty caused by the COVID-19 pandemic.
On March 18, 2020, the Company closed and funded a 364-day, $150,000 term loan with Wells Fargo Bank, National Association, using the proceeds to repay a portion of outstanding commercial paper. Interest was assessed at the London Interbank Offered Rate (LIBOR) plus a margin based on a pricing grid that used the Company’s credit ratings. There was no required amortization and repayment could be accelerated at any time at the discretion of the Company. The Company repaid this loan on July 20, 2020.
On April 1, 2020, the Company accessed $250,000 from its $500,000 revolving credit facility with a syndicate of eight banks committed through July 2022. The Company used $85,000 of the proceeds to fully repay its then outstanding commercial paper balance and the remaining proceeds were invested in short-term cash equivalents with maturities of 30 days or less. The Company repaid the $250,000 borrowed under its revolving credit facility on May 5, 2020.
On April 6, 2020, the Company borrowed $100,000, pursuant to a new 364-day term loan with U.S. Bank, National Association. Interest is assessed at LIBOR plus a margin based on a pricing grid that uses the Company's credit ratings. The margin above LIBOR at September 27, 2020 was 125 basis points. There is no required amortization and repayment can be accelerated at any time at the discretion of the Company.
On April 22, 2020, the Company sold through a public offering $600,000 of 3.125% notes due May 1, 2030. The offering was made pursuant to an effective shelf registration statement. This action was taken largely to mitigate the risk of possible future credit market dislocations triggered by the economic impact of the COVID-19 pandemic. The Company is using the net proceeds from the offering of approximately $594,200 for general corporate purposes, including the repayment of existing debt.
In May 2020, the Company exercised a conditional, one-time option to extend its $200,000 term loan with Wells Fargo Bank, National Association, for an additional 364 days to May 2021. Interest is assessed at LIBOR plus a margin based on a pricing grid that uses the Company's credit ratings. The margin above LIBOR at September 27, 2020 was 112.5 basis points. There is no required amortization and the repayment can be accelerated at any time at the discretion of the Company.
As of September 27, 2020, the Company has scheduled debt maturities through December 31, 2021 of approximately $760,000. At September 27, 2020, the Company has $782,679 in cash and cash equivalents on hand and $500,000 in committed availability under its revolving credit facility. The Company believes that these amounts,

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

combined with expected net cash flows from operating activities, provide ample liquidity to cover the 2021 debt maturities and other cash flow needs of the Company over the course of the next year.
On October 22, 2020, subsequent to quarter end, the Company fully repaid the $200,000 term loan with Wells Fargo Bank, National Association, and the $100,000 term loan with U.S. Bank, National Association using existing cash on hand.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenants currently require the Company to maintain a minimum level of interest coverage and a minimum level of net worth, as defined in the agreements. As of September 27, 2020, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.

Note 9: Financial Instruments and Derivatives
The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments for which the carrying amount differs from the fair value.

	September 27, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, net of current portion	$1,627,037	$1,880,544	$1,193,135	$1,351,397
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
Cash Flow Hedges
At September 27, 2020 and December 31, 2019, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. These contracts, which have maturities ranging to December 2021, qualify as cash flow hedges under U.S. GAAP. For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item.
Commodity Cash Flow Hedges
The Company has entered into certain derivative contracts to manage the cost of anticipated purchases of natural gas and aluminum. At September 27, 2020, natural gas swaps covering approximately 1.3 million MMBTUs were outstanding. These contracts represent approximately 79% of anticipated usage in the United States for the remainder of 2020. Additionally, the Company had swap contracts covering 3,597 metric tons of aluminum, representing approximately 31% and 45% of anticipated usage for the remainder of 2020 and 2021, respectively. The fair values of the Company’s commodity cash flow hedges netted to a gain position of $355 at September 27, 2020 and a loss position of $(1,625) at December 31, 2019. The amount of the gain included in Accumulated Other Comprehensive Income at September 27, 2020, that is expected to be reclassified to the income statement during the next twelve months is $183.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Foreign Currency Cash Flow Hedges
The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales, purchases, and capital spending expected to occur in 2020 and 2021. The net positions of these contracts at September 27, 2020 were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	purchase	3,927,650
Mexican peso	purchase	218,910
Polish zloty	purchase	24,240
Czech koruna	purchase	10,162
Canadian dollar	purchase	8,592
British pound	purchase	1,891
Turkish lira	purchase	907
Euro	purchase	199
New Zealand dollar	sell	(621)
Australian dollar	sell	(1,312)
Russian ruble	sell	(51,701)

The fair value of foreign currency cash flow hedges related to forecasted sales and purchases netted to a loss position of $(1,372) at September 27, 2020 and a gain position of $1,058 at December 31, 2019. Losses of $(942) are expected to be reclassified from accumulated other comprehensive income to the income statement during the next twelve months. In addition, the Company occasionally enters into forward contracts to hedge certain foreign currency cash flow transactions related to construction in progress. Gains or losses from these hedges are reclassified from accumulated other comprehensive income and included in the carrying value of the related fixed assets acquired. The net positions of these contracts were immaterial as of September 27, 2020 and December 31, 2019.
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The net currency positions of these contracts at September 27, 2020, were as follows (in thousands):

Currency	Action	Quantity
Indonesian rupiah	purchase	17,858,489
Colombian peso	purchase	8,787,528
Mexican peso	purchase	483,909
Canadian dollar	purchase	6,346

The Company has entered into certain other derivative contracts to manage the cost of purchases of diesel fuel. At September 27, 2020, diesel swaps covering approximately 2.3 million gallons were outstanding.
The fair value of the Company’s other derivatives position was a loss of $(102) and a gain of $54 at September 27, 2020 and December 31, 2019, respectively.
The following table sets forth the location and fair values of the Company’s derivative instruments at September 27, 2020 and December 31, 2019:

Description	Balance Sheet Location	September 27, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$256	$—
Commodity Contracts	Other assets	$173	$—
Commodity Contracts	Accrued expenses and other	$(74)	$(1,625)
Foreign Exchange Contracts	Prepaid expenses	$223	$1,236
Foreign Exchange Contracts	Accrued expenses and other	$(1,166)	$(178)
Foreign Exchange Contracts	Other liabilities	$(430)	$—
Derivatives not designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$10	$—
Foreign Exchange Contracts	Prepaid expenses	$—	$88
Foreign Exchange Contracts	Accrued expenses and other	$(112)	$(34)
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following tables set forth the effect of the Company’s derivative instruments on financial performance for the three months ended September 27, 2020 and September 29, 2019:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income
Derivatives in Cash Flow Hedging Relationships:
Three months ended September 27, 2020
Foreign Exchange Contracts	$90	Net sales	$(1,723)
		Cost of sales	$867
Commodity Contracts	$1,286	Cost of sales	$(792)
Three months ended September 29, 2019
Foreign Exchange Contracts	$(957)	Net sales	$139
		Cost of sales	$(348)
Commodity Contracts	$678	Cost of sales	$11

Description	Gain or (Loss) Recognized	Location of Gain or (Loss) Recognized in Income Statement
Derivatives not Designated as Hedging Instruments:
Three months ended September 27, 2020
Commodity Contracts	$(436)	Cost of sales
Foreign Exchange Contracts	$486	Selling, general and administrative
Three months ended September 29, 2019
Commodity Contracts	$—	Cost of sales
Foreign Exchange Contracts	$161	Selling, general and administrative

	Three months ended September 27, 2020		Three months ended September 29, 2019
Description	Revenue	Cost of sales	Revenue	Cost of sales
Total amount of income and expense line items presented in the Condensed Consolidated Statements of Income	$(1,723)	$75	$139	$(337)

The effects of cash flow hedging:

Gain or (loss) on cash flow hedging relationships:
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into net income	$(1,723)	$867	$139	$(348)

Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into net income	$—	$(792)	$—	$11

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following tables set forth the effect of the Company’s derivative instruments on financial performance for the nine months ended September 27, 2020 and September 29, 2019:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income
Derivatives in Cash Flow Hedging Relationships:
Nine months ended September 27, 2020
Foreign Exchange Contracts	$(4,985)	Net sales	$(6,245)
		Cost of sales	$3,744
Commodity Contracts	$640	Cost of sales	$(1,346)
Nine months ended September 29, 2019
Foreign Exchange Contracts	$1,901	Net sales	$988
		Cost of sales	$(1,014)
Commodity Contracts	$14	Cost of sales	$127

Description	Gain or (Loss) Recognized	Location of Gain or (Loss) Recognized in Income Statement
Derivatives not Designated as Hedging Instruments:
Nine months ended September 27, 2020
Commodity Contracts	$(252)	Cost of sales
Foreign Exchange Contracts	$(3,565)	Selling, general and administrative
Nine months ended September 29, 2019
Commodity Contracts	$—	Cost of sales
Foreign Exchange Contracts	$(411)	Selling, general and administrative

	Nine months ended September 27, 2020		Nine months ended September 29, 2019
Description	Revenue	Cost of sales	Revenue	Cost of sales
Total amount of income and expense line items presented in the Condensed Consolidated Statements of Income	$(6,245)	$2,398	$988	$(887)

Gain or (loss) on cash flow hedging relationships:
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into net income	$(6,245)	$3,744	$988	$(1014)

Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into net income	$—	$(1,346)	$—	$127

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
The following table sets forth information regarding the Company’s financial assets and financial liabilities, excluding retirement and postretirement plan assets, measured at fair value on a recurring basis:

Description	September 27, 2020	Assets measured at NAV	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$355	$—	$—	$355	$—
Foreign exchange contracts	$(1,373)	$—	$—	$(1,373)	$—
Non-hedge derivatives, net:
Commodity contracts	10	—	—	10	—
Foreign exchange contracts	$(112)	$—	$—	$(112)	$—

Description	December 31, 2019	Assets measured at NAV	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(1,625)	$—	$—	$(1,625)	$—
Foreign exchange contracts	$1,058	$—	$—	$1,058	$—
Non-hedge derivatives, net:
Foreign exchange contracts	$54	$—	$—	$54	$—

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
The Company does not currently have any non-financial assets or liabilities that are recognized or disclosed at fair value on a recurring basis. None of the Company’s financial assets or liabilities are measured at fair value using significant unobservable inputs. There were no transfers in or out of Level 1 or Level 2 fair value measurements during the three- and nine-month periods ended September 27, 2020.

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
The components of net periodic benefit cost include the following:

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Retirement Plans
Service cost	$881	$1,006	$2,966	$2,909
Interest cost	12,785	13,686	38,015	43,729
Expected return on plan assets	(12,427)	(13,114)	(37,234)	(51,443)
Amortization of prior service cost	245	241	742	671
Amortization of net actuarial loss	7,136	5,993	21,270	24,673
Effect of curtailment loss	—	—	31	—
Effect of settlement loss	—	796	661	2,343
Net periodic benefit cost	$8,620	$8,608	$26,451	$22,882

Retiree Health and Life Insurance Plans
Service cost	$89	$77	$265	$229
Interest cost	84	116	249	347
Expected return on plan assets	(92)	(179)	(275)	(535)
Amortization of prior service credit	(70)	(124)	(207)	(371)
Amortization of net actuarial gain	(208)	(205)	(620)	(613)
Net periodic benefit income	$(197)	$(315)	$(588)	$(943)

The Company made aggregate contributions of $12,292 and $210,962 to its defined benefit retirement and retiree health and life insurance plans during the nine months ended September 27, 2020 and September 29, 2019, respectively. The prior year included voluntary contributions to the Company's U.S. defined benefit pension plans (the "Plans") totaling $200,000. These voluntary contributions were followed by actions to further de-risk the Plan portfolios by increasing the allocation of pension assets to fixed-income investments. The Company expects to make additional aggregate contributions of approximately $4,700 to its defined benefit retirement and retiree health and life insurance plans over the remainder of 2020, excluding potential immaterial cash funding related to restructuring actions.
Plan Termination
As previously disclosed, the Company terminated the Sonoco Pension Plan for Inactive Participants (the "Inactive Plan"), a tax-qualified defined benefit plan, effective September 30, 2019. Upon approval from the Pension Benefit Guaranty Corporation ("PBGC") and following completion of a limited lump sum offering, the Company is expected to

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

settle all remaining liabilities under the Inactive Plan through the purchase of annuities. The Company intends to apply to the PBGC for an extension of the distribution deadline and expects to make additional contributions to the Inactive Plan of approximately $150,000 in 2021 in order to be fully funded on a termination basis at the time of the annuity purchase. The actual amount of the Company's long-term liability when it is transferred, and the related cash contribution requirement, will depend upon the nature and timing of participant settlements, as well as prevailing market conditions. These expected contributions are reducing tax payments in 2020 by approximately $38,000. Non-cash, pretax settlement charges totaling approximately $590,000 are expected to be recognized in 2021 as the lump sum payouts and annuity purchases are made.
Settlements and Curtailments
The Company recognized settlement charges totaling $661 and $2,343 during the nine months ended September 27, 2020 and September 29, 2019, respectively. These charges resulted from payments made to certain participants of the Company's non-union Canadian pension plan who elected a lump sum distribution option upon retirement. Additional settlement charges may be recognized over the remainder of 2020 as a result of ongoing lump-sum distributions and restructuring actions. In addition, curtailment charges totaling $31 related to the closure of a paper mill in Canada were recognized during the nine months ended September 27, 2020.
Sonoco Retirement Contribution (SRC)
SRC contributions, which are funded annually in the first quarter, totaled $22,503 during the nine months ended September 27, 2020, and $14,573 during the nine months ended September 29, 2019. No additional SRC contributions are expected during the remainder of 2020. The Company recognized expense related to the SRC of $5,589 and $5,912 for the quarters ended September 27, 2020 and September 29, 2019, respectively, and $17,283 and $18,009 for the nine-month periods ended September 27, 2020 and September 29, 2019, respectively.

Note 12: Income Taxes
The Company’s effective tax rates for the three- and nine-month periods ended September 27, 2020 were (0.8)% and 18.6%, respectively, and its effective tax rates for the three- and nine-month periods ended September 29, 2019 were 22.4% and 24.1%, respectively. The rates for the three- and nine-month periods ended September 27, 2020 and September 29, 2019 varied from the U.S. statutory rate due primarily to the unfavorable effect of certain international operations that were subject to tax rates generally higher than the U.S. tax rate, the effect of state income taxes, and the effect of the Global Intangible Low Taxed Income (GILTI) tax. The rates for the three- and nine-month periods ended September 27, 2020 also varied from the U.S. statutory rate due to recording the $20,355 write-down of a deferred tax liability related to classifying the European contract packaging business as held for sale at September 27, 2020.
The Company and/or its subsidiaries file federal, state and local income tax returns in the United States and various foreign jurisdictions. The Company's U.S. federal income tax return is currently under audit for the 2012 and 2013 tax years, and the Company expects to finalize settlement of this audit by the end of 2020. Other than the aforementioned audit, with few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years prior to 2016.
The Company is currently reviewing its utilization of foreign tax credits in previously filed income tax returns and, accordingly, may elect to amend its existing tax filings. A conclusion on this matter is expected to be reached in the next three to six months, and it is reasonably possible that a benefit material to the Company's financial statements will be recognized at that time.
The Company’s reserve for uncertain tax benefits has increased by approximately $900 since December 31, 2019 due primarily to an increase in reserves related to existing uncertain tax positions. The Company believes that it is reasonably possible that the amount reserved for unrecognized tax benefits at September 27, 2020 could decrease by approximately $6,000 over the next twelve months. This change includes the anticipated increase in reserves related to existing positions offset by settlements of issues currently under examination and the release of existing reserves due to the expiration of the statute of limitations. Although the Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental, management believes that any reasonably foreseeable outcomes related to these matters have been adequately provided for. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which earnings or deductions are realized may differ from current estimates. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly basis. The Company has

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

operations and pays taxes in many countries outside of the U.S. and taxes on those earnings are subject to varying rates. The Company is not dependent upon the favorable benefit of any one jurisdiction to an extent that the loss of such benefit would have a material effect on the Company’s overall effective tax rate.
As disclosed in prior periods, in February 2017 the Company received a Notice of Proposed Adjustment (“NOPA”) from the Internal Revenue Service (“IRS”) proposing adjustments to the 2012 and 2013 tax years. In 2018, the Company filed a protest to the proposed deficiency and the matter was referred to the Appeals Division of the IRS. In the second quarter of 2020, the Company agreed to pay approximately $6,000 in taxes and interest to settle the dispute and recorded the impact of this settlement in its provision for income taxes. The Company anticipates finalizing the audit and paying the assessment by the end of 2020.

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
The following table sets forth the balance sheet location and values of the Company’s lease assets and lease liabilities at September 27, 2020 and December 31, 2019:

Classification	Balance Sheet Location	September 27, 2020	December 31, 2019
Lease Assets
Operating lease assets	Right of Use Asset - Operating Leases	$306,077	$298,393
Finance lease assets	Other Assets	45,931	34,858
Lease assets held for sale	Assets held for sale	24,148	—
Total lease assets		$376,156	$333,251

Lease Liabilities
Current operating lease liabilities	Accrued expenses and other	$50,130	$54,048
Current finance lease liabilities	Notes payable and current portion of debt	4,196	10,803
Lease liabilities held for sale	Liabilities held for sale	24,136	—
Total current lease liabilities		$78,462	$64,851

Noncurrent operating lease liabilities	Noncurrent Operating Lease Liabilities	$268,790	$253,992
Noncurrent finance lease liabilities	Long-term Debt, Net of Current Portion	39,850	22,274
Total noncurrent lease liabilities		$308,640	$276,266

Total lease liabilities		$387,102	$341,117

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
The following table sets forth the components of the Company's total lease cost for the three- and nine-month periods ended September 27, 2020 and September 29, 2019:

		Three Months Ended		Nine Months Ended
Lease Cost		September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Operating lease cost	(a)	$18,192	$15,502	$46,903	$46,818
Finance lease cost:
Amortization of lease asset	(a) (b)	1,061	2,036	5,999	6,158
Interest on lease liabilities	(c)	258	214	721	735
Variable lease cost	(a) (d)	7,455	10,657	29,316	27,626

Total lease cost		$26,966	$28,409	$82,939	$81,337

(a) Production-related and administrative amounts are included in cost of sales and selling, general and administrative expenses, respectively.
(b) Included in depreciation and amortization.

(c) Included in interest expense.

(d) Also includes short term lease costs, which are deemed immaterial.

The following table sets forth certain lease-related information for the nine months ended September 27, 2020 and September 29, 2019:

	Nine months ended September 27, 2020	Nine Months Ended September 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$43,858	$46,374
Operating cash flows used by finance leases	$721	$735
Financing cash flows used by finance leases	$6,440	$7,593
Leased assets obtained in exchange for new operating lease liabilities	$84,578	$18,053
Leased assets obtained in exchange for new finance lease liabilities	$19,122	$1,186

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
Payment terms under the Company's sales arrangements are short term, generally no longer than 120 days. The Company does provide prompt payment discounts to certain customers if invoices are paid within a predetermined period. Prompt payment discounts are treated as a reduction of revenue and are determinable within a short time period following the sale.
The following table sets forth information about receivables, contract assets, and liabilities from contracts with customers. Contract assets and liabilities are reported in "Other receivables" and "Accrued expenses and other," respectively, on the Company's Condensed Consolidated Balance Sheets.

	September 27, 2020	December 31, 2019
Contract Assets	$57,288	$56,364
Contract Liabilities	$(18,813)	$(17,047)

Significant changes in the contract assets and liabilities balances during the nine months ended September 27, 2020 and the year ended December 31, 2019 were as follows:

	September 27, 2020		December 31, 2019
	Contract Asset	Contract Liability	Contract Asset	Contract Liability
Beginning Balance	$56,364	$(17,047)	$48,786	$(18,533)
Revenue deferred or rebates accrued	—	(25,840)	—	(29,062)
Recognized as revenue		6,315		8,473
Rebates paid to customers	—	17,759	—	22,075
Increases due to rights to consideration for customer specific goods produced, but not billed during the period	57,288	—	51,797	—
Transferred to receivables from contract assets recognized at the beginning of the period	(56,364)	—	(48,786)	—
Acquired as part of a business combination	—	—	4,567	—
Ending Balance	$57,288	$(18,813)	$56,364	$(17,047)

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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following tables set forth information about revenue disaggregated by primary geographic regions for the three-month periods ended September 27, 2020 and September 29, 2019. The tables also include a reconciliation of disaggregated revenue with reportable segments.

Three months ended September 27, 2020	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Total
Primary Geographical Markets:
United States	$414,070	$53,296	$272,810	$108,406	$848,582
Europe	107,849	84,314	78,780	4,953	275,896
Canada	22,131	—	17,750	—	39,881
Asia	19,710	—	61,463	147	81,320
Other	19,976	—	28,509	18,150	66,635
Total	$583,736	$137,610	$459,312	$131,656	$1,312,314

Three months ended September 29, 2019	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Total
Primary Geographical Markets:
United States	$415,567	$59,688	$279,908	$104,082	$859,245
Europe	99,276	83,888	83,421	6,456	273,041
Canada	26,567	—	26,960	—	53,527
Asia	17,714	—	71,313	496	89,523
Other	22,244	1,440	34,227	20,684	78,595
Total	$581,368	$145,016	$495,829	$131,718	$1,353,931

The following tables set forth information about revenue disaggregated by primary geographic regions for the nine-month periods ended September 27, 2020 and September 29, 2019. The tables also include a reconciliation of disaggregated revenue with reportable segments.

Nine months ended September 27, 2020	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Total
Primary Geographical Markets:
United States	$1,284,095	$156,809	$808,810	$278,671	$2,528,385
Europe	313,199	209,460	237,599	15,648	775,906
Canada	74,708	—	64,322	—	139,030
Asia	53,993	—	170,046	535	224,574
Other	60,779	—	87,957	44,464	193,200
Total	$1,786,774	$366,269	$1,368,734	$339,318	$3,861,095

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
The Paper and Industrial Converted Products segment includes the following products: paperboard tubes, cones, and cores; fiber-based construction tubes; wooden, metal and composite wire and cable reels and spools; and recycled paperboard, corrugating medium, recovered paper and material recycling services.
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

SEGMENT FINANCIAL INFORMATION

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Net sales:
Consumer Packaging	$583,736	$581,368	$1,786,774	$1,773,834
Display and Packaging	137,610	145,016	366,269	417,403
Paper and Industrial Converted Products	459,312	495,829	1,368,734	1,483,194
Protective Solutions	131,656	131,718	339,318	390,926
Consolidated	$1,312,314	$1,353,931	$3,861,095	$4,065,357
Intersegment sales:
Consumer Packaging	$2,779	$1,351	$7,503	$3,394
Display and Packaging	1,079	1,112	3,546	3,393
Paper and Industrial Converted Products	30,873	33,485	87,933	98,674
Protective Solutions	402	255	1,105	1,080
Consolidated	$35,133	$36,203	$100,087	$106,541
Operating profit:
Segment operating profit:
Consumer Packaging	$67,897	$56,744	$221,827	$181,801
Display and Packaging	10,773	8,913	24,848	21,256
Paper and Industrial Converted Products	34,366	59,427	118,343	169,043
Protective Solutions	17,505	13,983	35,991	39,262
Restructuring/Asset impairment charges	(24,149)	(6,615)	(59,633)	(30,642)
Other, net	352	6,096	(802)	4,484
Consolidated	$106,744	$138,548	$340,574	$385,204

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
Spartanburg
In connection with its acquisition of Tegrant in November 2011, the Company identified potential environmental contamination at a site in Spartanburg, South Carolina. The total remediation cost of the Spartanburg site was estimated to be $17,400 at the time of acquisition and an accrual in this amount was recorded on Tegrant’s opening balance sheet. Since the acquisition, the Company has spent a total of $1,689 on remediation of the Spartanburg site.
Based on favorable developments at the Spartanburg site, the Company reduced its environmental reserve by $10,000 in the third quarter of 2019 in order to reflect its revised best estimate of what it is likely to pay in order to complete the remediation. This prior year adjustment resulted in a $10,000 reduction in "Selling, general and administrative expenses" in the third quarter of 2019.
At September 27, 2020 and December 31, 2019, the Company's accrual for environmental contingencies related to the Spartanburg site totaled $5,711 and $5,789, respectively. The Company cannot currently estimate its potential liability, damages or range of potential loss, if any, beyond the amounts accrued with respect to this exposure. However,

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

the Company does not believe that the resolution of this matter has a reasonable possibility of having a material adverse effect on the Company's financial statements.
Other environmental matters
The Company has been named as a potentially responsible party at several other environmentally contaminated sites. All of the sites are also the responsibility of other parties. The potential remediation liabilities are shared with such other parties, and, in most cases, the Company’s share, if any, cannot be reasonably estimated at the current time. However, the Company does not believe that the resolution of these matters has a reasonable possibility of having a material adverse effect on the Company's financial statements. At September 27, 2020 and December 31, 2019, the Company's accrual for these other sites totaled $2,497 and $2,938, respectively.
Summary
As of September 27, 2020 and December 31, 2019, the Company (and its subsidiaries) had accrued $8,208 and $8,727, respectively, related to environmental contingencies. These accruals are included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Sonoco Products Company

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company and its subsidiaries (the “Company”) as of September 27, 2020, and the related condensed consolidated statements of income, comprehensive income and changes in total equity for the three-month and nine-month periods ended September 27, 2020 and September 29, 2019 and the condensed consolidated statements of cash flows for the nine-month periods ended September 27, 2020 and September 29, 2019, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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
October 30, 2020

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
COVID-19
Impact on Operating Results
Around the world, Sonoco is an essential provider of consumer, industrial and medical packaging. Sonoco associates are deemed “Essential Critical Infrastructure Workers” under the guidance of the U.S. Department of Homeland Security and have received similar designations by the vast majority of other governmental agencies in the 36 countries where the Company operates. As a result, nearly all of the Company’s global operations were able to continue to operate despite locally-mandated temporary shutdown orders that were issued in many of our geographic locations. Certain customers whose products were not deemed “critically essential” had to temporarily suspend operations due to the COVID-19 pandemic, while some others had time periods when they were unable to fully staff their operations. As areas around the world have largely reopened their economies, the Company has seen improved demand for many of its products and services. However, recent indications of a resurgence of the virus in certain regions, including the U.S. and Europe, have raised concerns about the re-imposition of restrictions on business activity and a negative effect on consumer behavior that alone, or together, could impede or possibly reverse the economic recovery. Sonoco is following these developments closely and will respond with appropriate changes to active production capacity and cost-management initiatives. An extended period of disruption to our served markets or global supply chains could materially and adversely affect our results of operations, access to sources of liquidity and overall financial condition. In addition, an extended global recession caused by the pandemic would have an adverse impact on the Company's operations and financial condition.
While a COVID-19 driven spike in consumer demand for certain food and household products has benefited the Company's 2020 results, the overall impact of the pandemic on third-quarter and year-to-date consolidated results was negative. We expect the pandemic to continue having a mixed impact on demand for our products in the fourth quarter with a net negative impact to consolidated earnings. On a sequential basis, the fourth-quarter impacts of the pandemic on demand and price/cost conditions across the Company are expected to remain similar to the third quarter.
We expect our Consumer Packaging segment to experience normal seasonal volume trends in the fourth quarter, but to continue performing well overall as sales of food packaging should continue to benefit from consumers choosing to eat at home during the pandemic. We expect our industrial-related markets to continue experiencing weak demand in the fourth quarter compared to 2019 with our Paper and Industrial Converted Products segment continuing to face a negative price/cost relationship due to higher year-over-year recycled fiber costs and lower market pricing. During the third quarter, our Protective Solutions businesses that serve automotive and appliance markets continued to see improvement from the second quarter's pandemic-driven lows. During the fourth quarter, we expect these markets will sustain their recovery from the impacts of the pandemic, however, on a sequential basis, quarterly results are expected to be tempered by normal seasonal slowdowns. Finally, our Display and Packaging business is expected to continue to face weak retail promotional display activity, but is expected to largely offset this weakness through productivity gains and cost controls.

SONOCO PRODUCTS COMPANY
Financial Flexibility and Liquidity
Sonoco has a strong, investment-grade balance sheet and substantial liquidity available in the form of cash, cash equivalents and revolving credit facilities, as well as the ability to issue commercial paper and to access liquidity in the banking and debt capital markets. On March 18, 2020, the Company closed and funded a new $150 million, 364-day term loan, the proceeds from which were used to repay a portion of outstanding commercial paper. On April 1, 2020, the Company accessed $250 million from its $500 million revolving credit facility using $85 million of the proceeds to fully repay the then outstanding commercial paper balance. On April 6, 2020, the Company borrowed $100 million, pursuant to a new 364-day term loan, and on April 22, 2020, sold $600 million of 3.125% notes due 2030. On May 5, 2020, the Company repaid the $250 million borrowed April 1, 2020 under its revolving credit facility, and on July 20, 2020, the Company repaid the $150 million term loan entered into on March 18, 2020. In May, the Company exercised a conditional, one-time option to extend its $200 million term loan originally due May 2020 to May 2021.

Following the actions above, at September 27, 2020, the Company had approximately $783 million in cash and cash equivalents on hand and $500 million in committed availability under its revolving credit facility. As of September 27, 2020, the Company had scheduled debt maturities through December 31, 2021 of approximately $760,000. However, on October 22, 2020, subsequent to quarter end, the Company fully repaid its $200,000 term loan with Wells Fargo Bank, National Association, and its $100,000 term loan with U.S. Bank, National Association using cash on hand. Each of these term loans was scheduled to mature in 2021.

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
Third Quarter 2020 Compared with Third Quarter 2019
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

SONOCO PRODUCTS COMPANY

	For the three months ended September 27, 2020
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other Adjustments(1)	Base
Operating profit	$106,744	$24,149	$(352)	$130,541
Non-operating pension costs	7,453	—	(7,453)	—
Interest expense, net	18,581	—	—	18,581
Income before income taxes	80,710	24,149	7,101	111,960
Provision for income taxes	(649)	5,668	21,990	27,009
Income before equity in earnings of affiliates	81,359	18,481	(14,889)	84,951
Equity in earnings of affiliates, net of tax	1,939	—	—	1,939
Net income	83,298	18,481	(14,889)	86,890
Net loss/(income) attributable to noncontrolling interests	151	(9)	—	142
Net income attributable to Sonoco	$83,449	$18,472	$(14,889)	$87,032
Per diluted common share*	$0.82	$0.18	$(0.15)	$0.86
*Due to rounding individual items may not sum across
(1) Consists mainly of non-operating pension costs and costs related to actual and potential acquisitions and divestitures. Also includes a $20,355 gain related to the write-down of a deferred tax liability related to a business now classified as held for sale.

	For the three months ended September 29, 2019
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other Adjustments(1)	Base
Operating profit	$138,548	$6,615	$(6,096)	$139,067
Non-operating pension costs	7,210	—	(7,210)	—
Interest expense, net	14,756	—	—	14,756
Income before income taxes	116,582	6,615	1,114	124,311
Provision for income taxes	26,098	1,805	(169)	27,734
Income before equity in earnings of affiliates	90,484	4,810	1,283	96,577
Equity in earnings of affiliates, net of tax	1,799	—	—	1,799
Net income	92,283	4,810	1,283	98,376
Net (income) attributable to noncontrolling interests	(219)	(18)	—	(237)
Net income attributable to Sonoco	$92,064	$4,792	$1,283	$98,139
Per diluted common share*	$0.91	$0.05	$0.01	$0.97
*Due to rounding individual items may not sum across
(1) Consists of a $10,000 gain related to the reduction of an environmental reserve, offset by non-operating pension costs and costs related to actual and potential acquisitions and divestitures.
RESULTS OF OPERATIONS
The following discussion provides a review of results for the three months ended September 27, 2020 versus the three months ended September 29, 2019.
OVERVIEW
Net sales for the third quarter of 2020 decreased 3.1 percent to $1,312 million, compared with $1,354 million in the same period last year. This decrease reflects volume declines and lower selling prices in many of the Company's businesses as well as unfavorable changes in foreign currency exchange rates. These negative factors were partially offset by the addition of sales from acquisitions.

Net income attributable to Sonoco for the third quarter of 2020 decreased 9.4 percent to $83.4 million, or $0.82 per diluted share, compared to $92.1 million, or $0.91 per diluted share, for the same period of 2019. Current-quarter net income includes after-tax, non-Base charges totaling $3.6 million, while results for the third quarter of 2019 included after-tax, non-Base net charges totaling $6.1 million. While after-tax restructuring charges increased $13.7 million, due

SONOCO PRODUCTS COMPANY
primarily to increased restructuring activity around the Company's perimeter-of-the-store business, these increases were more than offset by a $16.2 million decrease in other after-tax non-Base charges, primarily resulting from the $20.4 million write-down of a deferred tax liability related to the European contract packaging business which is classified as held for sale at September 27, 2020. For more information regarding restructuring and asset impairment costs, see Note 5 to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Base net income attributable to Sonoco (Base earnings) for the third quarter 2020 decreased 11.3 percent to $87.0 million, or $0.86 per diluted share, from $98.1 million, or $0.97 per diluted share, in 2019. This decrease was largely driven by a 6.1 percent decrease in Base operating profit together with a higher effective tax rate and an increase in net interest expense. The impact on profitability of volume declines and an overall negative price/cost relationship was partially offset by strong productivity improvements, other variable and fixed cost reductions, and the benefit of acquisitions.

OPERATING REVENUE
Net sales for the third quarter of 2020 decreased $42 million, or 3.1 percent, from the prior-year quarter.
The components of the sales change were:

($ in millions)
Volume/mix	$(54)
Selling prices	(6)
Acquisitions	29
Foreign currency translation and other, net	(11)

Total sales decrease	$(42)

COSTS AND EXPENSES
Cost of goods sold decreased $33.1 million, or 3.0 percent, driven primarily by lower volume, the translation impact of a stronger dollar, and productivity gains. Gross profit was $257.0 million for the quarter, $8.5 million below the prior-year period. Despite this reduction, gross profit as a percent of sales was flat compared to the prior quarter at 19.6 percent.
Selling, general and administrative expenses ("SG&A") for the quarter increased $5.8 million, or 4.8 percent, year over year. This increase was largely driven by costs from acquired businesses as well as a $10.0 million gain in 2019 related to the release of an environmental reserve that did not repeat in 2020. Absent these two items, SG&A expenses declined due to a significant effort across the business to reduce controllable costs as well as the dampening impact of the pandemic on travel, employee medical and certain other expenses.
As noted in the segment discussions below, the COVID-19 pandemic is expected to continue driving higher demand in some of our businesses, while lowering it in others. The net overall impact for the Company is expected to be negative for at least the fourth quarter. As a result, the Company will continue to seek to reduce costs at manufacturing locations expected to experience sustained declines in volume and aggressively pursue reductions in overall selling, general and administrative costs.
Restructuring costs and asset impairment charges totaled $24.1 million for the third quarter of 2020 compared with $6.6 million in the same period last year. The year-over-year increase was driven largely by asset impairment charges related to planned restructuring actions in the Company's perimeter-of-the-store business totaling $14.9 million. Additional information regarding restructuring and asset impairment charges is provided in Note 5 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Non-operating pension costs increased $0.2 million for the quarter, compared to the prior-year's period, due primarily to higher amortization of actuarial losses, partially offset by lower quarter-over-quarter settlement charges.
Net interest expense for the third quarter increased to $18.6 million, compared with $14.8 million during the third quarter of 2019. The increase was primarily due to higher debt balances, partially offset by the impact of lower interest rates.
The 2020 third-quarter effective tax rates on GAAP and Base earnings were negative 0.8 percent and 24.1 percent, respectively, compared with 22.4 percent and 22.3 percent, respectively, in the prior year’s quarter. The effective tax rate on GAAP earnings for the third quarter of 2020 was negative due primarily to recording a $20.4 million write-down of a

SONOCO PRODUCTS COMPANY
deferred tax liability related to the classification of the Company's European contract packaging business as held for sale at September 27, 2020. The 2020 Base rate for the quarter was higher than the prior year’s rate due primarily to the release of reserves on uncertain positions from the expiration of the statute of limitations in the third quarter of 2019.

REPORTABLE SEGMENTS
The following table recaps net sales attributable to each of the Company’s segments for the third quarters of 2020 and 2019 ($ in thousands):

	Three Months Ended
	September 27, 2020	September 29, 2019	% Change
Net sales:
Consumer Packaging	$583,736	$581,368	0.4%
Display and Packaging	137,610	145,016	(5.1)%
Paper and Industrial Converted Products	459,312	495,829	(7.4)%
Protective Solutions	131,656	131,718	—%
Consolidated	$1,312,314	$1,353,931	(3.1)%

The following table recaps operating profit attributable to each of the Company’s segments during the third quarters of 2020 and 2019 ($ in thousands):

	Three Months Ended
	September 27, 2020	September 29, 2019	% Change
Operating profit:
Segment operating profit:
Consumer Packaging	$67,897	$56,744	19.7%
Display and Packaging	10,773	8,913	20.9%
Paper and Industrial Converted Products	34,366	59,427	(42.2)%
Protective Solutions	17,505	13,983	25.2%
Restructuring/Asset impairment charges	(24,149)	(6,615)
Other, net	352	6,096
Consolidated	$106,744	$138,548	(23.0)%

Segment results viewed by Company management to evaluate segment performance do not include restructuring charges, asset impairment charges, acquisition-related costs, environmental reserve charges or releases, or certain other items, if any, the exclusion of which the Company believes improves the comparability and analysis of the ongoing operating performance of the business. Accordingly, the term “segment operating profit” is a non-GAAP measure and is defined as the segment’s portion of “operating profit” excluding those items. All other general corporate expenses have been allocated as operating costs to each of the Company’s reportable segments.

SONOCO PRODUCTS COMPANY
The following table recaps restructuring/asset impairment charges attributable to each of the Company’s segments during the third quarter of 2020 and 2019 ($ in thousands):

	Three Months Ended
	September 27, 2020	September 29, 2019
Restructuring/Asset impairment charges:
Consumer Packaging	$16,662	$6,363
Display and Packaging	1,391	106
Paper and Industrial Converted Products	6,990	1,066
Protective Solutions	(793)	(930)
Corporate	(101)	10
Consolidated	$24,149	$6,615

Consumer Packaging
The Consumer Packaging segment includes the following products and services: round and shaped rigid containers and trays (both composite and thermoformed plastic); extruded and injection-molded plastic products; printed flexible packaging; global brand artwork management; and metal and peelable membrane ends and closures.
Segment sales increased 41 basis points compared to the prior-year quarter driven by the Company's acquisitions of TEQ in December 2019 and Can Packaging in August 2020, partially offset by weaker volume, the exit of certain small operations, lower selling prices tied to resin, and the negative impact of foreign currency translation. Volume/Mix in Global Rigid Paper Containers benefited from strong food product demand in North America and Asia, largely attributable to a pandemic-related increase in home meals, while volume/mix in the Flexible Packaging business declined from the prior year's third quarter largely driven by the negative impact of the pandemic on consumers' buying behaviors. In Global Plastics, strong demand for prepared and specialty foods packaging was largely offset by significantly reduced demand for plastic packaging in our industrial end use market.
Segment operating profit increased 19.7 percent compared to the prior year's quarter as the benefit of strong productivity improvements, acquisitions and an improvement in mix were partially offset by a negative price/cost relationship. Segment operating margin improved to 11.6 percent in the quarter from 9.8 percent in the 2019 period.
The COVID-19 pandemic is expected to have a mixed impact on this segment in the near term reflecting increased demand for food and household goods packaging driven by stay-at-home consumers, offset by weakness in non-food categories due to on-going restrictions on normal economic activity and the impact of higher unemployment. The Company will continue to seek to reduce costs at locations that experience sustained declines in volume.

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
Sales declined 5.1 percent compared to last year’s quarter due to lower volume/mix in domestic displays, retail security packaging and paper amenities. Segment operating profit was up 20.9 percent over the prior-year's third quarter due to productivity improvements and cost controls, partially offset by lower volume/mix. Segment operating margin improved to 7.8 percent in the quarter compared to 6.1 percent in 2019.
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

SONOCO PRODUCTS COMPANY
As discussed in Note 3, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, on October 9, 2020, subsequent to the end of the third quarter, the Company entered into a definitive agreement to sell its European contract packaging business. The transaction, which is subject to regulatory approval, is expected to be completed in the fourth quarter of 2020.
Paper and Industrial Converted Products
The Paper and Industrial Converted Products segment includes the following products: paperboard tubes, cones and cores; fiber-based construction tubes; wooden, metal and composite wire and cable reels and spools; and recycled paperboard, corrugating medium, recovered paper and material recycling services.
Segment sales declined 7.4 percent quarter over quarter as lower volume/mix and the negative impact of foreign currency translation were only partially offset by the sales added from the August 2019 acquisition of Corenso. The lower volume/mix was largely attributable to the pandemic and was most pronounced in the segment's global tube, core and cone businesses, including a 10.5 percent decline in tube and core volume in the U.S. and Canada and a 5.5 percent volume decline in Europe. Globally, the combined volume/mix for uncoated recycled paperboard (URB) and corrugated medium was down 8.2 percent.
Segment operating profit declined 42.2 percent from the prior year's quarter as a significant negative price/cost relationship caused by higher year-over-year recovered paper prices, along with the negative impact of lower volume/mix, were only partially offset by productivity improvements and earnings from the Corenso acquisition. Segment operating margin declined from 12.0% in the third quarter of 2019 to 7.5 percent in the third quarter of 2020.
As a result of COVID-19, the Company expects to see continued year-over-year volume declines in many of our global paper and industrial converted markets with some offset from increased demand for cores and corrugated medium serving the containerboard market. The Company expects recycled fiber prices to stabilize at third quarter averages in the fourth quarter. The Company will continue to seek to reduce costs at locations that experience sustained declines in volume.
Protective Solutions
The Protective Solutions segment includes the following products: custom-engineered, paperboard-based and expanded foam protective packaging and components; and temperature-assured packaging.
Segment sales were essentially flat year over year, however, sales rebounded 47.7 percent sequentially from the pandemic-impacted second quarter as demand significantly improved in several of the segment's served markets, including molded foam automotive parts, consumer fiber appliance packaging and temperature-assured pharmaceutical packaging. The improved demand helped drive strong productivity improvements which increased segment operating margins to 13.3 percent from the prior year quarter's 10.6 percent.
The ThermoSafe business is expected to produce continued solid results in the fourth quarter, with operating profit exceeding that of the prior-year quarter, largely driven by sales of temperature-assured packaging critical for coronavirus test kits and pharmaceutical transport, including flu vaccines. The segment's businesses that serve automotive and appliance markets are expected to perform mostly in line with the prior-year quarter.

SONOCO PRODUCTS COMPANY

Nine Months Ended September 27, 2020 Compared with Nine Months Ended September 29, 2019
RECONCILIATIONS OF GAAP TO NON-GAAP FINANCIAL MEASURES
The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures in the Company’s Condensed Consolidated Statements of Income for each of the periods presented.

	For the nine months ended September 27, 2020
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other Adjustments(1)	Base
Operating profit	$340,574	$59,633	$802	$401,009
Non-operating pension costs	22,632	—	(22,632)	—
Interest expense, net	53,311	—	—	53,311
Income before income taxes	264,631	59,633	23,434	347,698
Provision for income taxes	49,337	15,021	24,673	89,031
Income before equity in earnings of affiliates	215,294	44,612	(1,239)	258,667
Equity in earnings of affiliates, net of tax	3,230	—	—	3,230
Net income	218,524	44,612	(1,239)	261,897
Net loss/(income) attributable to noncontrolling interests	581	(26)	—	555
Net income attributable to Sonoco	$219,105	$44,586	$(1,239)	$262,452
Per diluted common share*	$2.17	$0.44	$(0.01)	$2.59
*Due to rounding individual items may not sum across
(1) Consists mainly of non-operating pension costs, $20,355 gain related to the write-down of a deferred tax liability related to a business now classified as held for sale, and costs related to actual and potential acquisitions and divestitures. Also includes the impact of settlement of a U.S. Tax Audit.

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
*Due to rounding individual items may not sum across
(1) Consists of a $10,000 gain related to the reduction of an environmental reserve, offset by non-operating pension costs and costs related to actual and potential acquisitions and divestitures.
RESULTS OF OPERATIONS
The following discussion provides a review of results for the nine months ended September 27, 2020 compared with the nine months ended September 29, 2019.
OVERVIEW
Net sales for the first nine months of 2020 decreased 5.0 percent to $3,861 million, compared with $4,065 million in the same period last year. The decline reflects a decrease in volume/mix stemming from the pandemic-driven recession,

SONOCO PRODUCTS COMPANY
lower selling prices, and a negative impact from foreign exchange translation that more than offset sales added from acquisitions.
Net income attributable to Sonoco for the first nine months of 2020 decreased 11.3 percent to $219.1 million, or $2.17 per diluted share, compared to $246.9 million, or $2.44 per diluted share, reported for the same period of 2019. Current period net income includes after-tax, non-Base charges totaling $43.3 million, consisting primarily of restructuring charges of $44.6 million and non-operating pension charges of $17.8 million, partially offset by non-Base income tax gains of $19.5 million. These non-Base income tax gains primarily resulted from the $20.4 million write-down of a deferred tax liability related to the European contract packaging business being classified as held for sale at September 27, 2020. Results for the first nine months of 2019 include after-tax, non-Base charges totaling $33.9 million. These charges consist of restructuring and asset impairment charges of $22.7 million, non-operating pension charges of $13.9 million, and other non-Base charges totaling $4.6 million. These were partially offset by a gain from the reduction of an environmental reserve totaling $7.4 million. Adjusted for these items, Base earnings for the nine-month period ending September 27, 2020 decreased 6.5 percent to $262.5 million, or $2.59 per diluted share, from $280.8 million, or $2.78 per diluted share, in 2019.
The decrease in Base earnings of $18.3 million is largely attributable to the net impact of the COVID-19 pandemic on overall sales volume, negative price/cost, mostly in our Paper and Industrial Converted Products segment, higher net interest expense and a slightly higher effective tax rate, which, in total, were largely offset by productivity improvements, other cost reductions and earnings from prior-year acquisitions.
OPERATING REVENUE
Net sales for the first nine months of 2020 decreased $204 million from the same period in 2019.
The components of the sales change were:

($ in millions)
Volume/mix	$(185)
Selling prices	(43)
Acquisitions and Divestitures	102
Foreign currency translation and other, net	(78)

Total sales decrease	$(204)

COSTS AND EXPENSES
Cost of goods sold decreased $164.9 million, or 5.1 percent, while the Company's gross profit margin percentage increased slightly to 20.0 percent for the first nine months of 2020, compared to 19.9 percent in the prior-year period. The decrease in cost of goods sold was directly related to the decrease in sales. Despite the pandemic-driven decrease in sales volume and the negative price/cost relationship resulting from the second-quarter spike in Old Corrugated Containers costs, gross profit margin improved slightly due to strong productivity improvements and aggressive cost management actions.
SG&A costs for the first nine months of 2020 decreased $23.7 million, or 6.0 percent, year over year driven by a significant focus across the business on reducing controllable costs, as well as the impact of the pandemic on lower travel, employee medical, management incentives, and other expenses. These reductions were partially offset by the addition of SG&A expenses from acquisitions as well as a $10.0 million gain in 2019 related to the release of an environmental reserve that did not repeat in 2020.
Year-to-date restructuring costs and asset impairment charges in 2020 totaled $59.6 million, compared with $30.6 million in the same period last year. The year-over-year increase was driven largely by charges related to the closure of a paper mill in Canada and planned restructuring actions in the Company's perimeter-of-the-store business. Additional information regarding restructuring and asset impairment charges is provided in Note 5 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Non-operating pension costs increased $3.8 million in the first nine months of 2020 compared to the prior-year period due primarily to lower expected returns stemming from actions in the previous year to de-risk the U.S. plan's portfolio by increasing the allocation of pension assets to fixed-income investments.

SONOCO PRODUCTS COMPANY
Net interest expense for the first nine months of 2020 increased to $53.3 million, compared with $46.1 million during the first nine months of 2019. The increase was primarily due to higher debt balances stemming from the $600 million in 10-year bonds issued in April 2020 and other shorter-term borrowings in April and May to ensure adequate liquidity due to the pandemic.
The effective tax rate on GAAP and Base earnings in the first nine months of 2020 was 18.6 percent and 25.6 percent, respectively, compared with 24.1 percent for both GAAP and Base earnings in the prior-year period. The effective tax rate on GAAP earnings was lower in 2020 primarily due to the write-down of a deferred tax liability associated with a business now classified as held for sale. The effective tax rate on Base earnings was higher in the current year due largely to the release of reserves on uncertain positions from the expiration of the statute of limitations in the prior year.

REPORTABLE SEGMENTS
The following table recaps net sales attributable to each of the Company's segments during the first nine months of 2020 and 2019 ($ in thousands):

	Nine Months Ended
	September 27, 2020	September 29, 2019	% Change
Net sales:
Consumer Packaging	$1,786,774	$1,773,834	0.7%
Display and Packaging	366,269	417,403	(12.3)%
Paper and Industrial Converted Products	1,368,734	1,483,194	(7.7)%
Protective Solutions	339,318	390,926	(13.2)%
Consolidated	$3,861,095	$4,065,357	(5.0)%

The following table recaps operating profits attributable to each of the Company's segments during the first nine months of 2020 and 2019 ($ in thousands):

	Nine Months Ended
	September 27, 2020	September 29, 2019	% Change
Operating profit:
Segment operating profit:
Consumer Packaging	$221,827	$181,801	22.0%
Display and Packaging	24,848	21,256	16.9%
Paper and Industrial Converted Products	118,343	169,043	(30.0)%
Protective Solutions	35,991	39,262	(8.3)%
Restructuring/Asset impairment charges	(59,633)	(30,642)
Other, net	(802)	4,484
Consolidated	$340,574	$385,204	(11.6)%

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

SONOCO PRODUCTS COMPANY
The following table recaps restructuring/asset impairment charges attributable to each of the Company’s segments during the first nine months of 2020 and 2019 ($ in thousands):

	Nine Months Ended
	September 27, 2020	September 29, 2019
Restructuring/Asset impairment charges:
Consumer Packaging	$22,274	$24,105
Display and Packaging	4,939	992
Paper and Industrial Converted Products	30,035	3,540
Protective Solutions	375	73
Corporate	2,010	1,932
Consolidated	$59,633	$30,642
Consumer Packaging
Segment sales increased 0.7 percent year to date compared to the prior-year period as sales added by the acquisitions of TEQ and Can Packaging, and a modest uptick in volume were largely offset by the exit of certain small operations, lower selling prices, and the negative impact of foreign currency translation. The pandemic's impact on consumer behavior positively affected demand for rigid paper containers and prepared and specialty foods packaging, but those benefits were largely offset by significantly reduced demand for packaging in our industrial end use market.
Year-to-date segment operating profit increased 22.0 percent due almost entirely to productivity gains and other cost reductions that, in total, were somewhat offset by a modestly negative price/cost impact. As a result, segment operating profit margin increased 217 basis points to 12.4 percent.
Display and Packaging
Sales for the segment were down 12.3 percent year to date compared to last year’s period as volume was down throughout the segment due primarily to the pandemic's impact on demand for promotional displays and paper amenities for the hotel industry.
Despite the decline in volume, segment operating profit increased $3.6 million due to strong productivity improvements and effective cost reduction actions.
Paper and Industrial Converted Products
Segment sales decreased 7.7 percent year to date versus the prior-year period due to pandemic-driven volume declines, lower sales prices, and a negative impact of foreign currency translation. These declines were partially offset by sales added by the prior-year acquisition of Corenso Holdings.
Operating profit decreased 30.0 percent from the prior-year period driven by the decline in volume and a negative price/cost relationship largely due to a steep increase in recycled fiber costs in the second quarter that could not be fully recovered through selling price adjustments. These decreases were only partially offset by solid productivity gains. As a result, segment operating margin declined 276 basis points to 8.6 percent.
Protective Solutions
Segment sales for the period declined 13.2 percent year over year driven by volume declines in molded foam and consumer fiber packaging due to automotive plant shutdowns and lower consumer demand for durable goods such as appliances. In addition, temperature-assured packaging sales also saw a year-over-year decline as customers reduced or delayed purchases due to uncertainty regarding the impact the virus would have on their businesses.
Year-to-date operating profit decreased 8.3 percent from the prior-year period due primarily to the volume declines, partially offset by productivity improvements and effective cost management. Segment operating margin was 10.6 percent, a 55 basis point increase from the same period last year.

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
The Company completed its most recent annual goodwill impairment testing during the third quarter of 2020. For testing purposes, the Company performed an assessment of each reporting unit using either a qualitative evaluation or a quantitative test. The qualitative evaluations considered factors such as the macroeconomic environment, Company stock price and market capitalization movement, current year operating performance as compared to prior projections, business strategy changes, and significant customer wins and losses. The quantitative tests, described further below, relied on the current outlook of reporting unit management for future operating results and took into consideration, among other things, the expected impact of the COVID-19 pandemic on future operations, specific business unit risk, the countries in which the reporting units operate, and implied fair values from comparable trading and transaction multiples.
When performing a quantitative analysis, the Company estimates the fair value of its reporting units using a discounted cash flow model based on projections of future years’ operating results and associated cash flows. The Company's assessments reflected a number of significant management assumptions and estimates including the Company's forecast of sales volumes and prices, profit margins, and discount rates, which are validated by observed comparable trading and transaction multiples. The Company’s model discounts projected future cash flows, forecasted over a ten-year period, with an estimated residual growth rate. The Company’s projections incorporate management’s estimates of the most-likely expected future results. Projected future cash flows are discounted to present value using a discount rate that management believes is appropriate for the reporting unit.
The Company’s assessments, whether qualitative or quantitative, incorporate management’s expectations for the future, including forecasted growth rates and/or margin improvements. Therefore, should there be changes in the relevant facts and circumstances and/or expectations, management’s conclusions regarding goodwill impairment may change as well. Management’s projections related to revenue growth and/or margin improvements are based on a combination of factors, including expectations for volume growth with existing customers and customer retention, product expansion, changes in price/cost relationships, productivity gains, fixed cost leverage, and stability or improvement in general economic conditions.
In considering the level of uncertainty regarding the potential for goodwill impairment, management has concluded that any such impairment would, in most cases, likely be the result of adverse changes in more than one assumption. Management considers the assumptions used to be its best estimates across a range of possible outcomes based on available evidence at the time of the assessment. Other than in Display and Packaging and Conitex, which are discussed below, there is no specific singular event or single change in circumstances management has identified that it believes could reasonably result in a change to expected future results in any of its reporting units sufficient to result in goodwill impairment. In management’s opinion, a change of such magnitude would more likely be the result of changes to some combination of the factors identified above, a general deterioration in competitive position, introduction of a superior technology, significant unexpected changes in customer preferences, an inability to pass through significant raw material cost increases, and other such items as identified in "Item 1A. Risk Factors" on pages 9-19 of the Company's 2019 Annual Report on Form 10-K.
Although no reporting units failed the annual impairment test noted above, in management’s opinion, the goodwill of the Display and Packaging and Conitex reporting units are at risk of impairment in the near term if these reporting units' operations do not perform in line with management's expectations, or if there is a negative change in the long-term outlook for these businesses or in other factors such as the discount rate.
The Company's Display and Packaging operations were tested for impairment twice during the quarter, once on a combined basis as of June 28, 2020 and once on a bifurcated basis reported as of September 27, 2020. The combined reporting unit designs, manufactures, assembles, packs and distributes temporary, semi-permanent and permanent point-of-purchase displays; provides supply chain management services, including contract packing, fulfillment and scalable

SONOCO PRODUCTS COMPANY
service centers; and manufactures retail packaging, including printed backer cards, thermoformed blisters and heat sealing equipment. The goodwill impairment analyses as of both June 28, 2020 and September 27, 2020, incorporate management's expectations for moderate sales growth and mild improvements to profit margin percentages which reflect the estimated benefits of future productivity initiatives. A large portion of projected sales on both a combined and separate basis is concentrated in several major customers, the loss of any of which could impact the Company's conclusion regarding the likelihood of goodwill impairment. The Company concluded that as of June 28, 2020, the goodwill of the reporting unit, prior to it being bifurcated, was not impaired. In September 2020, subsequent to the date of the annual goodwill impairment test, the Company's Board of Directors approved the sale of the European portion of this reporting unit, which the Company concluded met the held-for-sale reporting criteria. Accordingly, the assets and liabilities of the Display and Packaging unit were bifurcated, creating two separate reporting units, one for Display and Packaging Europe and one for the retained Display and Packaging operations. Goodwill of approximately $77 million was allocated to the European business on a proportional fair value basis and reclassified as held for sale on the balance sheet at September 27, 2020. After this allocation, the remaining goodwill associated with the retained operations was approximately $127 million and was tested for impairment at September 27, 2020. Based on this test, the estimated fair value of the retained Display and Packaging reporting unit exceeded its carrying value by approximately 5.2%.
In addition, the results of the Conitex reporting unit have been negatively impacted by the economic impact of the COVID-19 pandemic due to end-market weakness, particularly in textiles, as well as certain customers' plants being temporarily shut down to contain the spread of the virus. Management currently expects customer demand will begin to increase over the next few quarters and approach pre-pandemic levels late next year or the year after. However, should it become apparent that the post-COVID-19 recovery is likely to be weaker, or significantly delayed, compared to management’s current expectations, a goodwill impairment charge may be possible in the future. Total goodwill associated with this reporting unit was approximately $32 million at September 27, 2020. Based on the current annual impairment test, the estimated fair value of the Conitex reporting unit exceeded its carrying value by approximately 6.9%.
Sensitivity Analysis
In its goodwill impairment analysis as of September 27, 2020, projected future cash flows for the retained Display and Packaging operations were discounted at 9.1%. Based on the discounted cash flow model and holding other valuation assumptions constant, the retained Display and Packaging projected operating profits across all future periods of the remaining Display and Packaging business would have to be reduced approximately 2.1%, or the discount rate increased to 10.6%, in order for the estimated fair value to fall below the reporting unit’s carrying value.
In its 2020 annual goodwill impairment analysis, projected future cash flows for Conitex were discounted at 10.8%. Based on the discounted cash flow model and holding other valuation assumptions constant, Conitex's projected operating profits across all future periods would have to be reduced approximately 6.2%, or the discount rate increased to 12.2%, in order for the estimated fair value to fall below the reporting unit’s carrying value.
Income taxes
As disclosed in prior periods, in February 2017 the Company received a Notice of Proposed Adjustment (“NOPA”) from the Internal Revenue Service (“IRS”) proposing adjustments to the 2012 and 2013 tax years. In 2018, the Company filed a protest to the proposed deficiency and the matter was referred to the Appeals Division of the IRS. In the second quarter of 2020, the Company agreed to pay approximately $6 million in taxes and interest to settle the dispute and recorded the impact of this settlement in its provision for income taxes. The Company anticipates finalizing the audit and paying the assessment by the end of 2020.

SONOCO PRODUCTS COMPANY
Pension Plan Termination
As previously disclosed, the Company terminated the Sonoco Pension Plan for Inactive Participants, a tax-qualified defined benefit plan (the "Inactive Plan"), effective September 30, 2019. Once approval is received from the Pension Benefit Guaranty Corporation ("PBGC") and following completion of a limited lump-sum offering, the Company is expected to settle all remaining liabilities under the Inactive Plan in 2021 through the purchase of annuity contracts. The Company intends to apply to the PBGC for an extension of the distribution deadline and expects to make additional contributions to the Inactive Plan of approximately $150 million in 2021 in order to be fully funded on a termination basis at the time of the annuity purchase. The actual amount of the Company's long-term liability when it is transferred, and the related required cash contribution, will depend upon the nature and timing of participant settlements, as well as prevailing market conditions. These expected contributions are reducing tax payments in 2020 by approximately $38 million. Non-cash, pretax settlement charges resulting from the lump sum payouts and annuity purchases are currently expected to total approximately $590 million. The termination of the Inactive Plan will apply to participants who have separated service from Sonoco and to nonunion active employees who no longer accrue pension benefits. There is no change in the cumulative benefit previously earned by the approximately 11,000 impacted participants as a result of these actions, and the Company will continue to manage and support the Sonoco Pension Plan, comprised of approximately 600 active participants who continue to accrue benefits in accordance with a flat-dollar multiplier formula.

Financial Position, Liquidity and Capital Resources
Operating cash flows totaled $489.5 million in the nine months ended September 27, 2020 compared with $238.8 million during the same period last year, an increase of $250.7 million. The increase is largely attributable to a year-over-year reduction in pension and retirement plan contributions. The Company made voluntary contributions of $200 million to its U.S. defined benefit pension plans in the nine months ended September 29, 2019 and made no such contributions in the nine months ended September 27, 2020. Accounts receivable consumed $42.1 million of operating cash in the first nine months of 2020 compared with $33.6 million in the same period last year. Inventories provided $10.6 million of cash in the first nine months of 2020 compared with consuming $0.6 million in the same period last year as the Company made a concerted effort to right-size inventory in the first nine months of 2020. Trade accounts payable provided $15.7 million of cash during the nine months ended September 27, 2020 compared to consuming $7.2 million in the same reporting period last year.
Changes in accrued expenses provided $40.9 million of operating cash in the nine months ended September 27, 2020 while consuming $29.6 million in the same period last year. The greater provision of cash in the current year is primarily due to lower management incentives paid in the first nine months of 2020 compared to the same period last year, as well as the timing of payroll and other payments. Changes in other assets and liabilities provided $19.1 million more cash in the first nine months of 2020 compared to 2019. The improvement is due primarily to the deferral of payments, pursuant to the CARES Act, of the Company's portion of social security taxes beginning on March 27, 2020. One half of the deferred amounts are payable by December 2021 and the remainder by December 2022. Income taxes, net payables and deferred items provided $19.4 million less cash in the first nine months of 2020 versus the first nine months of the prior year largely due to a $20.4 million write-down of a deferred tax liability related to the classification of the Company's European contract packaging business as held for sale at September 27, 2020.
Cash used in investing activities was $157.1 million in the nine months ended September 27, 2020, compared with $253.6 million in the same period last year, a lower year-over-year use of cash of $96.5 million. Acquisition spending was $61.7 million lower year over year as a result of the Company's acquisitions of Can Packaging, a company based in Habsheim, France and a tubes and cores operation in Jacksonville, Florida totaling $49.3 million. These combined were both less than the $111.0 million spent in the first nine months of 2019 mostly due to the August 2019 acquisition of Corenso. Additionally, a small amount of cash was used to settle final purchase price adjustments related to the 2018 Conitex and Compositub acquisitions in the first nine months of 2019. Proceeds from the sale of assets provided $8.2 million in the nine months ended September 27, 2020, compared to $2.9 million in the same period last year. The year-over-year increase was due primarily to proceeds from the sales of certain manufacturing equipment and real estate associated with previously closed operations. Capital spending during the first nine months of 2020 was $116.7 million, approximately $30 million lower year over year. Capital spending for the remainder of 2020 is expected to approximate, but not exceed, $60 million, bringing the total expected annual capital spending in 2020 to approximately $180.0 million, compared to $195.9 million in 2019. The expected reduction in the Company's year-over-year annual capital spending is largely the result of management's decision to defer certain projects due to the uncertainty of the continuing effects of COVID-19. In the third quarter, the Company began work on a currently-estimated $113 million project to transform the corrugated medium paper machine in Hartsville, South Carolina, into a low-cost, state-of-the-art uncoated recycled paperboard

SONOCO PRODUCTS COMPANY
machine and to optimize materials handling systems and storage facilities. The Company expects 2020 spending on this project to be approximately $20 million. Capital spending in 2021 is expected to exceed normal levels due to on-going work on this project together with the resumption of projects that were placed on hold in 2020.
Cash provided by financing activities totaled $311.4 million in the nine months ended September 27, 2020, compared with $12.5 million in the same period last year, a change of $298.9 million. Proceeds from the issuance of debt increased $848.3 million year over year driven by the Company's issuance of $600 million of 10-year bonds in April 2020 and borrowings from two new 364-day term loans totaling $250.0 million. Debt repayments increased $581.3 million year over year. These large swings in financing activities were driven by the Company's efforts to mitigate liquidity risks due to uncertainty regarding the potential impacts of the COVID-19 pandemic on credit markets, banks and the global economy. The year-over-year increase in outstanding checks of $16.1 million resulted primarily from the timing of payroll payments. The Company received proceeds of $14.5 million from the settlement of a cross-currency swap in March 2020 and paid cash dividends of $129.4 million during the nine months ended September 27, 2020, an increase of $2.3 million over the same period last year. Cash used to repurchase the Company's common stock was lower year over year by $1.4 million.
During the nine months ended September 27, 2020, the Company reported a net decrease in cash and cash equivalents of $6.4 million due to currency translation adjustments resulting from a stronger U.S. dollar relative to most foreign currencies.
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
As noted above and described in greater detail below, the Company acted to secure liquidity in response to volatility in the credit markets and the economic uncertainty caused by the COVID-19 pandemic.
On March 18, 2020, the Company closed and funded a 364-day, $150 million term loan with Wells Fargo Bank, National Association, and the proceeds were used to repay a portion of outstanding commercial paper. There was no required amortization and repayment could be accelerated at any time at the discretion of the Company. The Company repaid this loan on July 20, 2020.
On April 1, 2020, the Company accessed $250 million from its revolving credit facility. This borrowing was repaid on May 5, 2020. The Company used $85 million of the proceeds to fully repay its outstanding commercial paper balance and the remaining proceeds were invested in short term cash equivalents with maturities of 30 days or less.
On April 6, 2020, the Company borrowed $100 million, pursuant to a new 364-day term loan with U.S. Bank, National Association. Interest is assessed at LIBOR plus a margin based on a pricing grid that uses the Company's credit ratings. The margin above LIBOR at September 27, 2020 was 125 basis points. There is no required amortization and repayment can be accelerated at any time at the discretion of the Company.
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
At September 27, 2020, the Company had scheduled debt maturities through December 31, 2021 of approximately $760 million. At September 27, 2020, the Company had approximately $783 million in cash and cash equivalents on hand and $500 million in committed availability under its revolving credit facility. The Company believes these amounts, combined with net cash flows from operating and investing activities, provide ample liquidity to cover the 2021 debt maturities and other cash flow needs of the Company over the course of the next year.

SONOCO PRODUCTS COMPANY
On October 22, 2020, subsequent to quarter end, the Company used existing cash on hand to fully repay the $200 million term loan with Wells Fargo Bank, National Association, and the $100 million term loan with U.S. Bank, National Association, each of which were scheduled to mature in 2021.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenants currently require the Company to maintain a minimum level of interest coverage and a minimum level of net worth, as defined in the agreements. As of September 27, 2020, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.
The Company continually explores strategic acquisition opportunities which may result in the use of cash. Given the nature of the acquisition process, the timing and amounts of such expenditures are not always predictable. The Company expects that any acquisitions requiring funding in excess of cash on hand would be financed using available borrowing capacity.
On October 9, 2020, subsequent to the end of the quarter, the Company entered into a definitive agreement to sell its European contract packaging business, Sonoco Poland Packaging Services Sp. z.o.o., for $120 million, less indebtedness assumed by the buyer at closing and subject to adjustment for final working capital balances. The transaction, which is subject to regulatory approval, is expected to be completed in the fourth quarter of 2020. In addition to changes in working capital and assumed indebtedness, the cash that is ultimately received will be reduced if the exchange rate between the U.S. dollar and the Polish zloty exceeds a predetermined level. The Company has entered into a foreign currency derivative in order to mitigate exposure to such changes in the exchange rate.
Although there are approximately 3.0 million shares of common stock remaining available for open-market repurchase under a 2016 Board of Directors authorization, the Company currently has no intention of making any such repurchases in the near term.
Cash and cash equivalents totaled $782.7 million and $145.3 million at September 27, 2020 and December 31, 2019, respectively. Of these totals, approximately $159.7 million and $115.0 million, respectively, were held outside of the United States by the Company’s foreign subsidiaries. Cash held outside of the United States is available to meet local liquidity needs, or for capital expenditures, acquisitions, and other offshore growth opportunities. Reflecting the financing actions described above, the Company has ample domestic liquidity from a combination of cash on hand, operating cash flow generation and access to bank and capital markets borrowings. The Company has generally considered its foreign unremitted earnings to be indefinitely invested outside the United States and currently has no plans to repatriate such earnings, other than excess cash balances that can be repatriated at minimal tax cost. Accordingly, the Company is not providing for taxes on these amounts for financial reporting purposes. Computation of the potential deferred tax liability associated with unremitted earnings considered to be indefinitely reinvested is not practicable.
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
The Company anticipates making additional contributions to its pension and postretirement plans of approximately $5 million during the remainder of 2020, which would result in total 2020 contributions of approximately $40 million. As discussed in "Other Items - Pension Plan Termination," the Sonoco Pension Plan for Inactive Participants was terminated effective September 30, 2019. Upon approval by the PBGC and following completion of a limited lump-sum offering, the Company is expected to settle all remaining liabilities under the Inactive Plan through the purchase of annuities. The Company intends to apply to the PBGC for an extension of the distribution deadline and expects to make additional contributions to the Inactive Plan of approximately $150 million in 2021 in order to be fully funded on a termination basis at the time of the annuity purchase. Any such contributions in excess of cash on hand are expected to be financed using available borrowing capacity. Future funding requirements beyond the current year will vary depending largely on actual investment returns, future actuarial assumptions, the nature and timing of participant settlements, and legislative actions.

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
Due to the highly inflationary economy in Venezuela, the Company considers the U.S. dollar to be the functional currency of its Venezuelan operations and uses the official exchange rate when remeasuring the financial results of those operations. Economic conditions in Venezuela have worsened considerably over the past several years and there is no indication that conditions are due to improve in the foreseeable future. Further deterioration could result in the recognition of an impairment charge or a deconsolidation of the subsidiary. At September 27, 2020, the carrying value of the Company's net investment in its Venezuelan operations was approximately $2.0 million. In addition, at September 27, 2020, the Company's Accumulated Other Comprehensive Loss included a cumulative translation loss of $3.8 million related to its Venezuelan operations which would need to be reclassified to net income in the event of a complete exit of the business or a deconsolidation of these operations.
The Company has operations in the United Kingdom and elsewhere in Europe that could be impacted by the exit of the U.K. from the European Union (Brexit). Our U.K. operations have made contingency plans regarding potential customs clearance issues, tariffs and other uncertainties resulting from Brexit. Although it is difficult to predict all of the possible impacts to our supply chain or in our customers' downstream markets, the Company has evaluated the potential operational impacts and uncertainties of Brexit and at this time believes that the likelihood of a material impact on our future results of operations is low. Although there are some cross-border sales made out of and into the U.K., most of what the Company produces in the U.K. is also sold in the U.K. and the same is true for continental Europe. In some cases, companies that have been importing from Europe into the U.K. are now seeking local sources, which has actually been positive for our U.K. operations. Annual sales of our U.K. operations totaled approximately $120 million in 2019.
At September 27, 2020, the Company had various currency contracts outstanding to fix the exchange rate on certain anticipated foreign currency cash flows. The total market value of these instruments was a net unfavorable position of $(1.4) million at September 27, 2020 and a net favorable position of $1.1 million at December 31, 2019. These contracts qualify as cash flow hedges and mature within twelve months of their respective reporting dates. In addition, at September 27, 2020, the Company had various currency contracts outstanding to fix the exchange rate on certain foreign currency assets and liabilities. Although placed as an economic hedge, the Company does not apply hedge accounting to these contracts. The fair values of these currency contracts were immaterial at September 27, 2020 and December 31, 2019.
At September 27, 2020, the Company had commodity contracts outstanding to fix the cost of a portion of anticipated raw materials and natural gas purchases. The total net fair market value of these instruments was a favorable position of $0.4 million at September 27, 2020 and a $(1.6) million unfavorable position at December 31, 2019, respectively. Natural gas and aluminum hedge contracts covering an equivalent of 1.3 million MMBTUs and 3,597 metric tons, respectively, were outstanding at September 27, 2020. These contracts qualify as cash flow hedges and mature within twelve months of their respective reporting dates. In addition, during the second quarter of 2020, the Company entered into commodity contracts to fix the cost of a portion of anticipated diesel purchases. The Company does not apply hedge accounting to these contracts, the fair value of which was not material at September 27, 2020.
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

SONOCO PRODUCTS COMPANY
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
At September 27, 2020, the U.S. dollar had strengthened against most of the functional currencies of the Company's foreign operations compared to December 31, 2019, resulting in a net translation loss for the nine months ended September 27, 2020 of $35.4 million being recorded in "Accumulated other comprehensive loss."
As a result of the weakening global economy due to the COVID-19 pandemic, the Company increased its allowance for cumulative expected credit losses by $1.0 million during the first nine months of 2020. Continued weakness in the economy may require additional charges to be recognized in future periods. The magnitude of such charges cannot be estimated at this time.
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
Evaluation of Disclosure Controls and Procedures
Under the supervision, and with the participation, of our management, including our Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, ("the Exchange Act") of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO concluded that such controls and procedures, as of September 27, 2020, the end of the period covered by this Quarterly Report on Form 10-Q, were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. For this purpose, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information that is required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
In response to the COVID-19 pandemic, we have required certain employees, some of whom are involved in the operation of our internal controls over financial reporting, to work from home. Despite this change, there have been no changes in the Company’s internal control over financial reporting occurring during the quarter ended September 27, 2020, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize any impact it may have on their design and operating effectiveness.

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
Environmental Matters
The Company has been named as a potentially responsible party (PRP) at several environmentally contaminated sites not owned by the Company. All of the sites are also the responsibility of other parties. The Company's liability, if any, is shared with such other parties, but the Company's share has not been finally determined in most cases. In some cases, the Company has cost-sharing arrangements with other PRPs with respect to a particular site. Such agreements relate to the sharing of legal defense costs or cleanup costs, or both. The Company has assumed, for purposes of estimating amounts to be accrued, that the other parties to such cost-sharing agreements will perform as agreed. It appears that final resolution of some of the sites is years away, and actual costs to be incurred for these environmental matters in future periods is likely to vary from current estimates because of the inherent uncertainties in evaluating environmental exposures. Accordingly, the ultimate cost to the Company with respect to such sites, beyond what has been accrued at September 27, 2020, cannot be determined. As of September 27, 2020 and December 31, 2019, the Company had accrued $8.2 million and $8.7 million, respectively, related to environmental contingencies. The Company periodically reevaluates the assumptions used in determining the appropriate reserves for environmental matters as additional information becomes available and, when warranted, makes appropriate adjustments.

Other legal matters
Additional information regarding legal proceedings is provided in Note 16 to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.
Except as set forth below, during the nine months ended September 27, 2020, there were no material changes to the Risk Factors disclosed in Item 1A- "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
The direct and indirect results of the COVID-19 pandemic may adversely affect our operations, results of our operations and our financial condition.
The United States and other countries are experiencing a major global health pandemic related to the outbreak of a novel strain of coronavirus, COVID-19. Governmental authorities nationally and in affected regions took increasingly dramatic actions and mandated various restrictions in an effort to slow the spread of the virus, including travel restrictions, restrictions on public gatherings, “shelter at home” orders and advisories, and quarantining of people who may have been exposed to the virus. We are an essential provider of consumer, industrial and medical packaging. Our associates are deemed “Essential Critical Infrastructure Workers” under the guidance of the U.S. Department of Homeland Security and have received similar designations by the vast majority of other governmental agencies in the 36 countries where the Company operates. As a result, nearly all of the Company’s global operations continue to operate and are serving our customers’ critical needs. Certain customers whose products have not been deemed “critically essential” have had to suspend operations due to the COVID-19 pandemic, while some others have been unable to fully staff their operations, and as a result these customers are taking temporary downtime or furloughing employees. Although mandated restrictions on business activities have expired or been relaxed in most of our locations, a resurgence of the virus in October has raised concerns about reimposition of restrictions on business activities, and some governmental entities have already done so. This reimposition of restrictions could delay or possibly reverse the economic recovery. We are following these developments closely and responding with cost-reduction initiatives.
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

SONOCO PRODUCTS COMPANY
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

SONOCO PRODUCTS COMPANY

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number of Shares that May Yet be Purchased under the Plans or Programs[2]
6/29/20 - 8/02/20	182	$53.47	—	2,969,611
8/03/20 - 8/30/20	33,988	$52.29	—	2,969,611
8/31/20 - 9/27/20	30,136	$53.04	—	2,969,611
Total	64,306	$52.65	—	2,969,611

1	A total of 64,306 common shares were repurchased in the third quarter of 2020 related to shares withheld to satisfy employee tax withholding obligations in association with certain share-based compensation awards. These shares were not repurchased as part of a publicly announced plan or program.
2
On February 10, 2016, the Company's Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company's common stock. A total of 2,030,389 shares were repurchased under this authorization during 2016 at a cost of $100.0 million. No shares were repurchased during 2017, 2018, 2019 or during the nine months ended September 27, 2020. Accordingly, a total of 2,969,611 shares remain available for repurchase at September 27, 2020.

SONOCO PRODUCTS COMPANY

Item 6.	Exhibits.

Exhibit Index
3.1	Restated Articles of Incorporation, as amended through July 15, 2020 (incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 28, 2020)
15	Letter re: unaudited interim financial information
31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SONOCO PRODUCTS COMPANY
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOCO PRODUCTS COMPANY
(Registrant)

Date:	October 30, 2020	By:	/s/ Julie C. Albrecht
Julie C. Albrecht
Vice President and Chief Financial Officer
(principal financial officer)

/s/ James W. Kirkland
James W. Kirkland
Corporate Controller
(principal accounting officer)