Form 10-K
period 2020-12-31
SONOCO PRODUCTS CO
filed 2021-02-26
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting common stock held by nonaffiliates of the registrant (based on the New York Stock Exchange closing price) on June 26, 2020, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $4,970,585,703. Registrant does not (and did not at June 26, 2020) have any non-voting common stock outstanding.
As of February 12, 2021, there were 100,469,305 shares of no par value common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the annual meeting of shareholders to be held on April 21, 2021, which statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference in Part III.

SONOCO PRODUCTS COMPANY

Forward-looking statements
Statements included in this Annual Report on Form 10-K that are not historical in nature, are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. In addition, the Company and its representatives may from time to time make other oral or written statements that are also “forward-looking statements.” Words such as “estimate,” “project,” “intend,” “expect,” “believe,” “consider,” “plan,” “strategy,” “opportunity,” “commitment,” “target,” “anticipate,” “objective,” “goal,” “guidance,” “outlook,” “forecast,” “future,” “re-envision,” “assume,” “will,” “would,” “can,” “could,” “may,” “might,” “aspires,” “potential,” or the negative thereof, and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding:

•availability and supply of raw materials, and offsetting high raw material costs, including the potential impact of changes in tariffs;
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
•impacts arising as a result of the COVID-19 Coronavirus global pandemic on our results of operations, financial condition, value of assets, liquidity, prospects, growth, and on the industries in which we operate and that we serve, resulting from, without limitation, recent and ongoing financial market volatility, potential governmental actions, changes in consumer behaviors and demand, changes in customer requirements, disruptions to customers' operations, disruptions to the Company's suppliers and supply chain, availability of labor and personnel, necessary modifications to operations and business, and uncertainties about the extent and duration of the pandemic;
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
2 FORM 10-K SONOCO 2020 ANNUAL REPORT

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
3 FORM 10-K SONOCO 2020 ANNUAL REPORT

PART I

Item 1. Business
(a) General development of business –
Sonoco Products Company ("Sonoco," "the Company," "we," "us," or "our") is a South Carolina corporation originally founded in Hartsville, South Carolina, in 1899 as the Southern Novelty Company. At its beginnings in 1899, a team of 12 people worked from a rented warehouse in Hartsville, South Carolina. The Company’s first product was a cone-shaped paper yarn carrier used for winding and transporting yarn. Since most of the textile cones of that day were wooden, paper cones were a novelty. The Company soon became the leading producer of cones in the United States. The Southern Novelty Company continued to diversify its product line and add new operations around the country. In 1923, the Southern Novelty Company name was changed to Sonoco Products Company, or "Sonoco," using the first two letters from each word of its original name.
Sonoco is now a multi-billion dollar global manufacturer of a variety of consumer, industrial and protective packaging products, and a provider of packaging services. The Company has approximately 320 locations in 34 countries, serving some of the world’s best-known brands in some 85 nations. Sonoco is committed to creating sustainable products, services and programs for our customers, employees and communities that support our corporate purpose: Better Packaging. Better Life. Our goal is to bring more to packaging than just the package by offering integrated packaging solutions that help define brand personalities, creating unique customer experiences, and enhancing the quality of products. We seek to help our customers solve their packaging challenges by connecting insights to innovation and developing customized solutions that are tailored to the customer’s goals and objectives.
The Company currently reports its financial results in four reportable segments – Consumer Packaging, Paper and Industrial Converted Products, Protective Solutions, and Display and Packaging. Information about products and services of these segments and the markets they serve is discussed below under “Description of business.”
Sonoco plans to change its financial reporting structure in 2021 to reflect the way it plans to manage its operations, evaluate performance and allocate resources going forward. Accordingly, the Company's financial results are expected to be reported in two reportable segments, Consumer Packaging and Industrial Paper Packaging, with its remaining businesses reported in an "All Other" group.The Protective Solutions and Display and Packaging segments are expected to be eliminated and most of their businesses included in All Other. Changes to the Consumer Packaging segment are expected to include moving the healthcare packaging and Industrial Plastics business units to All Other. The Paper and Industrial Converted Products segment is expected to be renamed Industrial Paper Packaging and its structure remain relatively unchanged except that the Company's fiber protective packaging business unit will be added from the former Protective Solutions segment. As a result, All Other is expected to include the Company’s healthcare, protective packaging, temperature-assured packaging, consumer and automotive molded foam, and Alloyd retail security businesses. All Other would also include the U.S. Display and Packaging business unit.
(c) Description of business –
Segment Reporting
As noted above, the Company currently reports its financial results in four reportable segments – Consumer Packaging, Paper and Industrial Converted Products, Display and Packaging, and Protective Solutions. Further information about the Company’s reportable segments is provided in Note 18 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Consumer Packaging
The Consumer Packaging segment accounted for approximately 46%, 43% and 44% of the Company’s consolidated net sales in the years ended December 31, 2020, 2019 and 2018, respectively. The operations in this segment consist of 92 plants throughout the world. The products, services and markets of the Consumer Packaging segment are as follows:

Products and Services	Markets
Round and shaped rigid paper containers; fiber and plastic caulk/adhesive tubes; aluminum, steel and peelable membrane easy-open closures for paper and metal cans; thermoformed rigid plastic products, including trays, cups, bowls and devices; injection molded and extruded containers, spools and parts; high-barrier flexible plastic packaging films, modified atmosphere packaging, lidding films, printed flexible packaging; rotogravure cylinder engraving, global brand management

Stacked chips, snacks, nuts, cookies, crackers, other hard-baked goods, candy, gum, frozen concentrate, powdered and liquid beverages, powdered infant formula, coffee, refrigerated dough, frozen foods and entrees, processed foods, fresh fruits, vegetables, fresh-cut produce, salads, fresh-baked goods, eggs, seafood, poultry, soup, pasta, dairy, sauces, dips, condiments, pet food, meats, cheeses, labels, medical, pharmaceutical, electronic
Within the Consumer Packaging segment, Sonoco’s rigid paper containers are the Company’s largest revenue-producing group of products and services, representing approximately 25% of consolidated net sales in the year ended December 31, 2020. This group comprised 21% of consolidated net sales in both 2019 and 2018.
Paper and Industrial Converted Products
The Paper and Industrial Converted Products segment accounted for approximately 36%, 37% and 35% of the Company’s consolidated net sales in the years ended December 31, 2020, 2019 and 2018, respectively. This segment serves its markets through 180 plants on five continents. Sonoco’s paper operations provide the primary raw material for the Company’s fiber-based packaging. Sonoco uses approximately 45% of the paper it manufactures, and the remainder is sold to third parties. This vertical integration strategy is supported by 24 paper mills with 32 paper machines and 23 recycling facilities throughout the world. In 2020, Sonoco had the capacity to manufacture approximately 2.2 million tons of recycled paperboard. The products, services and markets of the Paper and Industrial Converted Products segment are as follows:

Products and Services	Markets
Recycled paperboard, chipboard, tubeboard, lightweight corestock, boxboard, corrugating medium, edgeboard, specialty paper grades, adhesives; paperboard tubes and cores, molded plugs, reels; paper-based cones and pallets; collection, processing and recycling of old corrugated containers, paper, plastics, metal, glass and other recyclable materials; flexible intermediate bulk containers and bulk bags	Converted paperboard products, spiral winders, construction, plastic films, metal, paper mills, shipping and storage, tape and labels, textiles, wire and cable, adhesives, municipal, residential, customers’ manufacturing and distribution facilities
4 FORM 10-K SONOCO 2020 ANNUAL REPORT

In 2020, Sonoco’s tubes and cores products were the Company’s second largest revenue-producing group of products, representing approximately 19% of consolidated net sales in the year ended December 31, 2020. This group comprised 19% and 21% of consolidated net sales in 2019 and 2018, respectively.
Protective Solutions
The Protective Solutions segment accounted for approximately 9%, 10%, and 10% of the Company’s consolidated net sales in the years ended December 31, 2020, 2019 and 2018, respectively. The operations in this segment consist of 32 plants throughout the world. The products, services and markets of the Protective Solutions segment are as follows:

Products and Services	Markets
Custom-engineered, paperboard-based and molded foam protective packaging and components; temperature-assured packaging
Consumer electronics, automotive, appliances, medical devices, temperature-sensitive pharmaceuticals and food, heating and air conditioning, office furnishings, fitness equipment, promotional and palletized distribution

Display and Packaging
The Display and Packaging segment accounted for approximately 9%, 10% and 11% of the Company’s consolidated net sales in the years ended December 31, 2020, 2019 and 2018, respectively. The operations in this segment consist of 16 plants as of December 31, 2020, all in North America. The Company sold its European contract packaging business on November 30, 2020. The products, services and markets of the Display and Packaging segment are as follows:

Products and Services	Markets
Point-of-purchase displays; custom packaging; retail packaging, including printed backer cards, thermoformed blisters and heat sealing equipment; fulfillment; primary package filling; supply chain management; paperboard specialties
Miscellaneous foods and beverages, candy, electronics, personal care, baby care, cosmetics, fragrances, hosiery, office supplies, toys, home and garden, medical, over-the-counter drugs, sporting goods, hospitality industry, advertising
Other Aspects of the Company's Business
Product Distribution – Each of the Company’s operating units has its own sales staff, and maintains direct sales relationships with its customers. Some of the units have service staff at the manufacturing facility that interact directly with customers. The Paper and Industrial Converted Products segment and certain operations within the Consumer Packaging segment have customer service centers located in Hartsville, South Carolina, which are the main contact points between their North American business units and their customers. Divisional sales personnel also provide sales management, marketing and product development assistance as needed. Typically, product distribution is directly from the manufacturing plant to the customer, but in some cases, product is warehoused in a mutually advantageous location to be shipped to the customer as needed.
Raw Materials – The principal raw materials used by the Company are recovered paper, paperboard, steel, aluminum and plastic resins. Raw materials are purchased from a number of outside sources. The Company considers the supply and availability of raw materials to be adequate to meet its needs.
Patents, Trademarks and Related Contracts – Most inventions and product and process innovations are generated by Sonoco’s development, marketing and engineering staffs, and are important to the Company’s internal growth. Patents have been granted on many inventions created by Sonoco staff in the United States and in many other countries. Patents and trade secrets were acquired as part of several acquisitions over the past two years, including the acquisitions of Can Packaging, Thermoform Engineered Quality, LLC, and Plastique Holdings, LTD, (together "TEQ"), Corenso Holdings America, Inc. ("Corenso"), the remaining 70 percent interest in Conitex Sonoco (BVI), Ltd., and Highland Packaging Solutions. These patents are managed globally by a Sonoco intellectual capital management team through the Company’s subsidiary, Sonoco Development, Inc. (SDI). SDI globally manages patents, trade secrets, confidentiality agreements and license agreements. Some patents have been licensed to other manufacturers. Sonoco also licenses a few patents from outside companies and universities. U.S. patents expire after about 20 years, and patents on new innovations replace many of the abandoned or expired patents. A second intellectual capital subsidiary of Sonoco, SPC Resources, Inc., globally manages Sonoco’s trademarks, service marks, copyrights and Internet domain names. Most of Sonoco’s products are marketed worldwide under trademarks such as Sonoco®, SmartSeal®, Sonotube®, Sealclick®, Sonopost® and UltraSeal®. Sonoco’s registered web domain names such as www.sonoco.com and www.sonotube.com provide information about Sonoco, its people and its products. Trademarks and domain names are licensed to outside companies where appropriate.
Seasonality – Although the Company’s operations are not seasonal to a significant degree, the Display and Packaging segment normally reports slightly higher sales and operating profits in the second half of the year, when compared to the first half and the Consumer Packaging segment's perimeter of store business recognizes higher sales in the first half of the year ahead of and during the harvest season for fresh fruit and vegetables. The Company did not experience normal seasonality trends during 2020 due to the impacts of the economic disruption created by the COVID-19 pandemic.
Dependence on Customers – On an aggregate basis during 2020, the five largest customers in the Paper and Industrial Converted Products segment, the Consumer Packaging segment and the Protective Solutions segment accounted for approximately 8%, 25% and 27%, respectively, of each segment’s net sales. The dependence on a few customers in the Display and Packaging segment is more significant, as the five largest customers in this segment accounted for approximately 55% of its sales.
Sales to the Company’s largest customer represented 4.2% of consolidated revenues in 2020. This concentration of sales volume resulted in a corresponding concentration of credit, representing approximately 3% of the Company’s consolidated trade accounts receivable at December 31, 2020. The Company’s next largest customer comprised 3.8% of consolidated revenues in 2020.
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
5 FORM 10-K SONOCO 2020 ANNUAL REPORT

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
Compliance with Government Regulations and Laws – The Company must comply with extensive laws, rules and regulations in the United States and in each of the countries where it conducts business with respect to a variety of matters. Management believes that the Company is in compliance with all material applicable government regulations, including environmental regulations and does not believe that there is any material impact on capital expenditures, earnings, or competitive position as a result of efforts to comply with these regulations. Information regarding compliance with government regulations, including environmental law~~s~~ is provided in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Risk Management,” and in Note 16 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Human Capital Management - Sonoco’s core belief that “we are only as strong as our people” underlies our efforts to attract, acquire and retain talented employees for our global businesses. We seek to engage, develop and reward our 20,000 employees so they can successfully pursue our purpose of Better Packaging. Better Life. We depend on our employees to achieve our mission of creating sustainable packaging solutions that help build our customers’ brands, enhance the quality of their products and improve the quality of life for people around the world. We work to accomplish this goal by establishing a foundation for actions that support health and safety, diversity and inclusion, and talent development.
Health and Safety – Protecting the health and safety of our employees is our top priority, and we are committed to providing a safe working environment for all our employees. In 2019, we implemented new safety initiatives to eliminate injuries leading to Life Changing Events (LCE). We use global and local incident data along with identifying leading indicators to create programs and safety action plans to reduce conditions and behaviors that lead to at-risk situations. In 2020, we experienced a 6% decline in total recordable injuries and lost days were down more than 40%. To promote further elimination of incidents, we have introduced standardized safety metrics and practices within each of our business units to help ensure that we are evaluating and directing safety similarly across all or our operations. In 2020, our safety training focused on energy isolation, safe electrical work practices, working at heights and making paper safely. We evaluated our safety systems in 2020 to improve focus and prioritization of resources, and globally, we achieved 97% of our Safety Action Plans, which are site level improvement plans designed to reduce risks.
Our focus on safeguarding the health of our employees was strengthened in response to the COVID-19 global pandemic. We have implemented new safety protocols and procedures across all our facilities following recommendations by the U.S. Center for Disease Control and Prevention and the World Health Organization. We established a global task force of senior leaders along with regional management committees to continuously monitor the impact of COVID-19 on our employees and proactively put in place new measures and practices for the health and safety of our employees and in response to applicable local laws or ordinances.
Diversity and Inclusion – Sonoco embraces Diversity and Inclusion, and our efforts to increase diversity within our Company are an organizational priority. We strive to translate our values and belief about people into an organization that reflects the diversity of our customers and the communities where we live and work. As of December 31, 2020, our employees were located in the following geographic regions: 48% in North America; 30% in Europe, Middle East and Africa; 12% in Latin America; and 10% in Asia Pacific. Our global workforce is 26% female and 74% male, and 34% of our U.S. employees identify with a racial minority. We have labor unions in all regions of our operations, and in North America, approximately 16% of our employees are represented by labor unions.
We rely on the unique qualities and talents of our employees to help us meet our strategic priorities. Our Diversity and Inclusion goals are focused on increasing representation of women and racial minority employees into more salaried and senior leadership positions. We are working toward this goal by increasing hiring and promotions rates as well as decreasing attrition. In 2011, Sonoco’s employees formed our Global Diversity and Inclusion Council. In 2019, we completed a review and refresh of council activities to focus on workforce representation (diversity) and work environment (inclusion) by addressing unconscious bias to ensure we are building an environment where diverse backgrounds are appreciated, and diverse ideas are heard.
In addition, we are committed to lifting-up historically disadvantaged businesses in an effort to make a positive economic impact on society. We have had a dedicated Supplier Diversity program since 2004, and since 2010 we have spent more than $1.5 billion with diverse suppliers. In 2020, our diversity spend was approximately 9.8% of our total supplier spend in the U.S. and Canada. We were recently nominated for the 2020 Corporation of the Year by the National Minority Supplier Development Council (NMSDC), awarded to recognize the best in minority business inclusion practices and utilization.
Talent Acquisition and Development – Attracting, developing, and retaining talented employees is critical to our success and is an integral part of our human capital management strategy. We have created a Global Talent Acquisition and Organizational Development team to provide a more holistic approach to managing and enriching the employee lifecycle through continuous training and comprehensive succession planning. In 2020, we developed and opened Sonoco University, a centralized digital training hub, to provide our employees with expanded learning and career development programs. In addition, we conduct regular talent succession assessments along with individual performance reviews in which managers provide regular feedback and coaching to assist with the development of our employees, including the use of individual development plans to assist with individual career development.
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

6 FORM 10-K SONOCO 2020 ANNUAL REPORT

Information about our Executive Officers –

Name	Age	Position and Business Experience for the Past Five Years
Executive Committee
R. Howard Coker	58	President and Chief Executive Officer since February 2020. Previously Senior Vice President, Global Paper and Industrial Converted Products 2019-2020; Senior Vice President, Rigid Paper Containers and Paper/Engineered Carriers International 2017-2018; Group Vice President, Global Rigid Paper & Closures and Paper & Industrial Converted Products, EMEA, Asia, Australia and New Zealand 2015-2017; Vice President, Global Rigid Paper & Closures 2015; Group Vice President, Global Rigid Paper & Plastics 2013-2015; Vice President, Global Rigid Paper & Closures 2011-2013. Joined Sonoco in 1985. Mr. Coker is the brother-in-law of John R. Haley, Chairman of Sonoco's Board of Directors.
Julie C. Albrecht	53	Vice President and Chief Financial Officer since April 2019. Previously Corporate Vice President, Treasurer/Assistant Chief Financial Officer 2017-2019; Vice President, Finance and Investor Relations & Treasurer for Esterline Technologies Corporation, 2015-2017; Finance Director, Customer Service Aircraft Systems for United Technologies, 2012-2015. Joined Sonoco in 2017.
Robert R. Dillard	46	Corporate Vice President, Strategy and Corporate Development since November 2019. Previously Staff Vice President, Corporate Development 2018-2019; President of Personal Care Europe, 2018, Vice President of Strategy and Innovation at Domtar Personal Care, a division of Domtar Corporation 2016-2018; President, Stanley Hydraulics at Stanley Black & Decker, Inc. 2013-2016. Joined Sonoco in 2018.
John M. Florence, Jr.	42	Vice President, Human Resources, General Counsel, and Secretary since February 2019. Previously Corporate Vice President, General Counsel and Secretary 2016-2019; Corporate Attorney 2015-2016. Previously an attorney at Haynsworth Sinkler Boyd, P.A. 2005-2015. Joined Sonoco in 2015.

Rodger D. Fuller	59	Executive Vice President, Global Industrial and Consumer since February 2020. Previously Senior Vice President, Global Consumer Packaging, Display and Packaging and Protective Solutions 2019-2020; Senior Vice President, Paper/Engineered Carriers U.S./Canada and Display & Packaging 2017-2019; Group Vice President, Paper & Industrial Converted Products, Americas 2015-2017; Vice President, Global Primary Materials Group 2015; Group Vice President, Paper & Industrial Converting N.A. 2013-2015; Vice President, Global Rigid Plastics & Corporate Customers 2011-2013. Joined Sonoco in 1985.
Richard K. Johnson	53	Corporate Vice President and Chief Information Officer since joining Sonoco in March 2019. Previously Vice President and Chief Information Officer of HNI Corporation 2011-2019.
Roger P. Schrum	65	Vice President, Investor Relations & Corporate Affairs since February 2009. Previously Staff Vice President, Investor Relations & Corporate Affairs 2005-2009. Joined Sonoco in 2005.
Marcy J. Thompson	59	Vice President, Marketing and Innovation since July 2013. Previously Vice President, Rigid Paper N.A. 2011-2013; Division Vice President & General Manager, Sonoco Recycling 2009-2011. Joined Sonoco in 2006.
Other Corporate Officers
James A. Harrell III	59	Vice President, Americas Industrial effective March 1, 2020. Previously Vice President, Tubes & Cores, U.S. and Canada 2015-2020; Vice President, Global Tubes & Cores Operations February 2015-December 2015; Vice President, Tubes & Cores N.A. 2012-2015; and Vice President, Industrial Converting Division N.A. 2010-2012. Joined Sonoco in 1985.
Jeffrey S. Tomaszewski	52	Vice President, North America Consumer and Global RPC effective March 1, 2020. Previously Vice President, Global Rigid Paper and Closures and Display and Packaging 2019-2020; Division Vice President and General Manager, Rigid Paper Containers, NA and Display and Packaging 2018-2019; Division Vice President Rigid Paper Containers, NA 2015-2018; and General Manager of Global Display and Packaging and Packaging Services 2013-2015. Joined Sonoco in 2002.
Adam Wood	52
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

7 FORM 10-K SONOCO 2020 ANNUAL REPORT

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
Risks related to the domestic and global economies and to doing business globally
Our international operations subject us to various risks that could adversely affect our business operations and financial results.
We have operations throughout North and South America, Europe, Australia and Asia, with approximately 320 facilities in 34 countries. In 2020, approximately 35% of consolidated sales came from operations outside of the United States, and we expect to continue to expand our international operations in the future. Management of global operations is extremely complex, and operations in foreign countries are subject to local statutory and regulatory requirements, differing legal environments and other additional risks that may not exist, or be as significant, in the United States. These additional risks may adversely affect our business operations and financial results, and include, without limitation:
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
As discussed further elsewhere in this 10-K and in our other filings with the SEC, some of these risks have already affected us.
Global economic conditions and/or disruptions in the credit markets could adversely affect our business, financial condition or results of operations.
The Company has extensive international operations, and is dependent on customers and suppliers that operate in local economies around the world. In addition, the Company accesses global credit markets as part of its capital allocation strategy. Adverse global macroeconomic conditions could negatively impact our ability to access credit, or the price at which funding could be obtained. Likewise, uncertainty about, or a decline in global or regional economic conditions, could have a significant impact on the financial stability of our suppliers and customers, and could negatively impact demand for our products, as has been the case to some extent as a result of impacts of the global pandemic. Potential effects include financial instability, inability to obtain credit to finance operations, and insolvency.
The United Kingdom's exit from the European Union could adversely affect us.
In 2016, the U.K. voted to leave the European Union (E.U.) (referred to as Brexit), and formally exited the E.U. at the end of January 2020. The U.K. continued to participate in the European Union Customs Union and European Single Market during a transition period that ended on December 31, 2020, at which time the E.U.-U.K. Trade and Cooperation Agreement, which was agreed on December 24, 2020, and ratified by the U.K. Parliament on December 30, 2020, took effect. Brexit could cause disruptions to and create uncertainty surrounding our U.K. businesses, including affecting relationships with existing and future customers, suppliers and employees. The effects of Brexit and the new E.U.-U.K. Trade and Cooperation Agreement could potentially disrupt the markets we serve and the tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Our annual revenue in 2020 for our U.K. businesses alone totaled approximately $127 million. Although Brexit could have broad-reaching effects beyond just in the U.K. itself, we believe our exposure to this uncertainty is limited.
8 FORM 10-K SONOCO 2020 ANNUAL REPORT

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
In July 2020, the United States-Mexico-Canada Agreement (USMCA), which replaced the North American Free Trade Agreement (NAFTA), became effective. In response to this agreement, other countries may change their own trade policies, including the imposition of additional tariffs and quotas, which could also adversely affect our business outside the U.S.
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
Although our business is diversified across various markets and customers, because of the nature of our products and services, general economic downturns in the United States and globally can adversely affect our business operations and financial results. Current global economic challenges, including the difficulties of the United States and other countries in dealing with the effects of the global pandemic, their rising debt levels, and currency fluctuations are likely to continue to put pressure on the economy, and on us. In response to the last global economic recession, extraordinary monetary policy actions of the U.S. Federal Reserve and other central banking institutions, including the utilization of quantitative easing, were taken to create and maintain a low interest rate environment. The Federal Reserve slowly began raising its benchmark interest rates over the past few years in response to an improving economy and reduced unemployment. However, as concerns grew in 2019 about a potential global slowdown in the face of unresolved trade negotiations between the United States and China, dampening business investment and slowing the manufacturing sector, the Federal Reserve began lowering rates. On March 15, 2020, at the beginning of the global coronavirus outbreak, the Federal Reserve cut interest rates even further to near 0% and kept them at that level throughout 2020 and into January 2021. If the U.S. economy strengthens and international trade negotiations are successfully resolved, the Federal Reserve may begin to raise its benchmark rate again. Such an increase may, among other things, reduce the availability and/or increase the costs of obtaining new variable rate debt and refinancing existing indebtedness, and negatively impact our financial condition and results of operations. Additionally, such an increase in rates would put additional pressure on consumers and the economy in general. As evidenced in recent years, tightening of credit availability and/or financial difficulties, leading to declines in consumer and business confidence and spending, affect us, our customers, suppliers and distributors. When such conditions exist, customers may delay, decrease or cancel purchases from us, and may also delay payment or fail to pay us altogether. Suppliers may have difficulty filling our orders and distributors may have difficulty getting our products to market, which may affect our ability to meet customer demands, and result in loss of business. Weakened global economic conditions may also result in unfavorable changes in our product price/mix and lower profit margins. We have experienced most of these conditions to some extent as a result of the global economic impact of the pandemic. All of these factors may have a material adverse effect on us.
9 FORM 10-K SONOCO 2020 ANNUAL REPORT

Risks related to manufacturing operations
Raw materials, energy and other price increases or shortages may impact our results of operations.
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
We continually strive to serve our customers and increase returns to our shareholders through innovation and improved operating performance by investing in productivity improvements, manufacturing efficiencies, manufacturing cost reductions and the rationalization of our manufacturing facilities footprints. However, our operations include complex manufacturing systems as well as intricate scheduling and numerous geographic and logistical complexities, and our business initiatives are subject to significant business, economic and competitive uncertainties and contingencies. We may not meet anticipated implementation timetables or stay within budgeted costs, and we may not fully achieve expected results. These initiatives could also adversely impact customer retention or our operations. Additionally, our business strategies may change from time to time in light of our ability to implement new business initiatives, competitive pressures, economic uncertainties or developments, or other factors. A variety of risks could cause us not to realize some or all of the expected benefits of these initiatives. These risks include, among others, delays in the anticipated timing of activities related to such initiatives, strategies and operating plans; increased difficulty and costs in implementing these efforts; and the incurrence of other unexpected costs associated with operating the business. As a result, there can be no assurance that we will realize these benefits. If, for any reason, the benefits we realize are substantially less than our estimates, or the implementation of these growth initiatives and business strategies adversely affects our operations or costs significantly more or takes significantly longer to effectuate than we expect, or if our assumptions prove inaccurate, our results of operations may be materially adversely affected.
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
Risks related to acquisitions, divestitures and joint ventures
We may not be able to identify suitable acquisition candidates, which could limit our potential for growth.
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
10 FORM 10-K SONOCO 2020 ANNUAL REPORT

We may encounter difficulties in integrating acquisitions, which could have an adverse impact on our financial condition and operating results.
As noted in the risk factors above, we have invested a substantial amount of capital in acquisitions, joint ventures and strategic investments and we expect that we will continue to do so in the foreseeable future. We are continually evaluating acquisitions and strategic investments that are significant to our business both in the United States and internationally. Acquisitions, joint ventures and strategic investments involve numerous risks. As has happened from time to time in the past, acquired businesses may not achieve the expected levels of revenue, profitability or productivity, or otherwise perform as expected, and acquisitions may involve significant cash expenditures, debt incurrence, operating losses, and expenses that could have a material adverse effect on our financial condition and operating results. Acquisitions also involve special risks, including, without limitation, the potential assumption of unanticipated liabilities and contingencies, and the challenges of effectively integrating acquired businesses.
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
We are continuously seeking the most cost-effective means and structure to serve our customers and to respond to changes in our markets. Accordingly, from time to time, we have, and are likely to again, close higher-cost facilities, sell non-core assets and otherwise restructure operations in an effort to improve cost competitiveness and profitability. As a result, restructuring and divestiture costs have been, and are expected to be, a recurring component of our operating costs, the magnitude of which could vary significantly from year to year depending on the scope of such activities. Divestitures and restructuring may, and have in the past, result in significant financial charges for the write-off or impairment of assets, including goodwill and other intangible assets. Furthermore, such activities may divert the attention of management, disrupt our ordinary operations, or result in a reduction in the volume of products produced and sold. There is no guarantee that any such activities will achieve our goals, and if we cannot successfully manage the associated risks, our financial position and results of operations could be adversely affected.
We have investments in joint ventures that are not operated solely for our benefit.
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

11 FORM 10-K SONOCO 2020 ANNUAL REPORT

Risks related to competition, customers, and suppliers
We face intense competition, and failure to compete effectively may have an adverse effect on our operating results.
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
Each of our segments has large customers, and the loss of any of these could have a significant adverse effect on the segment’s sales and, depending on the magnitude of the loss, our results of operations and financial condition. Although a majority of our master customer contracts are long-term, they are terminable under certain circumstances, such as our failure to meet quality, pricing, or volume requirements, and the contracts themselves often do not require a specific level of purchasing. There is no assurance that existing customer relationships will be renewed at the same level of production, or at all, at the end of the contract term. Furthermore, the loss of any of our major customers, a reduction in their purchasing levels or an adverse change in the terms of supply agreements with these customers could reduce our net sales and net income. Continued consolidation of our customers could exacerbate any such loss. For more information on concentration of sales volume in our reportable segments, see Item1(c), "Dependence on Customers."
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
Risks related to our products
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
12 FORM 10-K SONOCO 2020 ANNUAL REPORT

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
Risks related to environmental, health and safety, and corporate social responsibility laws and regulations
We are subject to costs and liabilities related to environmental, health and safety, and corporate social responsibility laws and regulations that could adversely affect our operating results.
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
We have incurred in the past, and may incur in the future, fines, penalties and legal costs relating to environmental matters, and costs relating to the damage of natural resources, lost property values and toxic tort claims. We have made expenditures to comply with environmental regulations and expect to make additional expenditures in the future. As of December 31, 2020, approximately $8.1 million was reserved for environmental liabilities. Such reserves are established when it is considered probable that we have some liability. However, because the extent of potential environmental damage, and the extent of our liability for the damage, is usually difficult to assess and may only be ascertained over a long period of time, our actual liability in such cases may end up being substantially higher than the currently reserved amount. Accordingly, additional charges could be incurred that would have a material adverse effect on our operating results and financial position.
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
Risks related to financing activities
We, or our customers, may not be able to obtain necessary credit or, if so, on reasonable terms.
At December 31, 2020, we had $1.6 billion of fixed-rate debt outstanding. We also operate a $500 million commercial paper program, supported by a $500 million credit facility committed by a syndicate of eight banks until July 2022. We have the contractual right to draw funds directly on the underlying bank credit facility, which could possibly occur if there were a disruption in the commercial paper market. We believe that the lenders have the ability to meet their obligations under the facility. However, if these obligations were not met, we may be forced to seek more costly or cumbersome forms of credit. Should such credit be unavailable for an extended time, it would significantly affect our ability to operate our business and execute our plans. In addition, our customers may experience liquidity problems as a result of a negative change in the economic environment, including the ability to obtain credit, that could limit their ability to purchase our products and services or satisfy their existing obligations.
Our credit ratings are important to our ability to issue commercial paper at favorable rates of interest. A downgrade in our credit rating could increase our cost of borrowing.

13 FORM 10-K SONOCO 2020 ANNUAL REPORT

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
The Company may on occasion utilize debt instruments with a variable rate of interest. Fluctuations in interest rates can increase borrowing costs and, depending on the magnitude of variable-rate borrowings outstanding, could potentially have a material adverse effect on our business. Variable-rate borrowings at December 31, 2020 were approximately $69 million.
We may incur additional debt in the future, which could increase the risks associated with our leverage.
We are continually evaluating and pursuing acquisition opportunities and, as we have in the past, we may from time to time incur additional indebtedness to finance any such acquisitions and to fund any resulting increased operating needs. As new debt is added to our current debt levels, the related risks we face could increase. While we will have to effect any new financing in compliance with the agreements governing our then existing indebtedness, changes in our debt levels and or debt structure may impact our credit rating and costs to borrow, as well as constrain our future financial flexibility in the event of a deterioration in our financial operating performance or financial condition. At December 31, 2020, our short-term debt and current portion of long-term debt totaled $456 million, consisting primarily of $250 million of debentures due November 2021 and a $184 million Euro-denominated loan due May 2021.
Risks related to information technology and cybersecurity
We rely on our information technology, and its failure or disruption could disrupt our operations and adversely affect our business, financial condition and results of operations.
We rely on the successful and uninterrupted functioning of our information technologies to securely manage operations and various business functions, and we rely on diverse technologies to process, store and report information about our business, and to interact with customers, vendors and employees around the world. As with all large environments, our information technology systems may be susceptible to damage, disruption or shutdown due to natural disaster, hardware of software failure, obsolescence, cyberattack, support infrastructure failure, user errors or malfeasance resulting in malicious or accidental destruction of information or functionality, or other catastrophic events.
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
We continue to see increased regulation of data privacy and security and the adoption of more stringent subject matter specific state laws and national laws regulating the collection and use of data, as well as security and data breach obligations – including, for example, the
14 FORM 10-K SONOCO 2020 ANNUAL REPORT

General Data Protection Regulation in the EU, the Cyber Security Law in China, the General Data Protection Law in Brazil and the state of California's Consumer Privacy Act of 2018. It is likely that new laws and regulations will continue to be adopted in the United States and internationally, and existing laws and regulations may be interpreted in new ways that would affect our business. Although we take reasonable efforts to comply with all applicable laws and regulations, the uncertainty and changes in the requirements of multiple jurisdictions may increase the cost of compliance, reduce demand for our services, restrict our ability to offer services in certain locations, and jeopardize business transactions across borders.
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
Risks related to accounting, human resources, financial and business matters and taxation
Changes in pension plan assets or liabilities may reduce our operating results and shareholders’ equity.
We sponsor various defined benefit plans worldwide, and have an aggregate projected benefit obligation for these plans of approximately $2.1 billion as of December 31, 2020. The difference between defined benefit plan obligations and assets (the funded status of the plans) significantly affects the net periodic benefit costs and the ongoing funding requirements of the plans. Among other factors, changes in discount rates and lower-than-expected investment returns could substantially increase our future plan funding requirements and have a negative impact on our results of operations and cash flows. As of December 31, 2020, these plans hold a total of approximately $1.8 billion in assets consisting primarily of common collective trusts, mutual funds, fixed income securities, and cash, funding a portion of the projected benefit obligations of the plans. If the performance of these assets does not meet our assumptions, or discount rates decline, the underfunding of the plans may increase and we may be required to contribute additional funds to these plans, and our pension expense may increase, which could adversely affect operating results and shareholders’ equity. Beginning in 2019, the Company initiated derisking measures in its U.S. defined benefit pension plans which at December 31, 2020 comprised approximately 81% and 78% of the aggregate projected benefit obligation and plan asset value, respectively, of the Company's worldwide defined benefit plans, These measures included making a voluntary $200 million contribution to the U.S. plans in 2019, reallocating plan assets to primarily fixed income investments, and initiating the process of terminating and annuitizing the Sonoco Pension Plan for Inactive Participants (the "Inactive Plan"), the larger of the Company's U.S. defined benefit pension plans. Following completion of a limited lump sum offering, the Company is expected to settle all remaining liabilities under the Inactive Plan through the purchase of annuities. The Company anticipates making additional contributions to the Inactive Plan of approximately $150 million in mid-2021 in order to be fully funded on a termination basis at the time of the annuity purchase. However, the actual amount of the Company's long-term liability when it is transferred, and the related cash contribution requirement, will depend upon the nature and timing of participant settlements, as well as prevailing market conditions. Non-cash, pretax settlement charges totaling approximately $560 million are expected to be recognized in 2021 as the lump sum payouts and annuity purchases are made.
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

15 FORM 10-K SONOCO 2020 ANNUAL REPORT

We have a significant amount of goodwill and other intangible assets and a write down would negatively impact our operating results and shareholders' equity.
At December 31, 2020, the carrying value of our goodwill and intangible assets was approximately $1.7 billion. We are required to evaluate our goodwill amounts annually, or more frequently when evidence of potential impairment exists. The impairment test requires us to analyze a number of factors and make estimates that require judgment. As a result of this testing, we have in the past recognized goodwill impairment charges, and we have identified two reporting units that are currently at risk of a significant future impairment charge if actual results fall short of expectations. Future changes in the cost of capital, expected cash flows, changes in our business strategy, and external market conditions, among other factors, could require us to record an impairment charge for goodwill, which could lead to decreased assets and reduced net income. If a significant write down were required, the charge could have a material adverse effect on our operating results and shareholders' equity.
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
Effective internal controls are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. We are required to assess the effectiveness of our internal control over financial reporting annually, as required by Section 404 of the Sarbanes-Oxley Act. We need to maintain our processes and systems and adapt them as our business grows and changes. This continuous process of maintaining and adapting our internal controls and complying with Section 404 is expensive, time-consuming and requires significant management attention. As we grow our businesses and acquire other businesses, our internal controls will become increasingly complex and we may require significantly more resources. The integration of acquired businesses into our internal control over financial reporting has required, and will continue to require, significant time and resources from our management and other personnel and will increase our compliance costs.  Additionally, maintaining effectiveness of our internal control over financial reporting is made more challenging by the fact that we have over 190 subsidiaries and joint ventures in 34 countries around the world. As described in Item 9A of this Form 10-K, management has concluded that our internal controls over financial reporting were effective as of December 31, 2020. There is no assurance that, in the future, material weaknesses will not be identified that would cause management to change its current conclusion as to the effectiveness of our internal controls. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we could be subject to regulatory scrutiny,
16 FORM 10-K SONOCO 2020 ANNUAL REPORT

civil or criminal penalties or litigation. In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our financial condition, and we may be required to restate previously published financial information, which could have a material adverse effect on our operations, investor confidence in our business and the trading prices of our securities.
Risks related to COVID-19
The direct and indirect results of the COVID-19 pandemic may adversely affect our operations, results of our operations and our financial condition.
The United States and other countries are experiencing a major global health pandemic related to the outbreak of a novel strain of coronavirus, COVID-19. Governmental authorities nationally and in affected regions took increasingly dramatic actions and mandated various restrictions in an effort to slow the spread of the virus, including travel restrictions, restrictions on public gatherings, “shelter at home” orders and advisories, and quarantining of people who may have been exposed to the virus. We are an essential provider of consumer, industrial and medical packaging. Our associates are deemed “Essential Critical Infrastructure Workers” under the guidance of the U.S. Department of Homeland Security and have received similar designations by the vast majority of other governmental agencies in the 34 countries where the Company operates. As a result, nearly all of the Company’s global operations were able to continue to operate despite locally-mandated temporary shutdown orders that were issued in many of our geographic locations. Certain customers whose products have not been deemed “critically essential” had to temporarily suspend operations due to the COVID-19 pandemic, while some others had time periods when they were unable to fully staff their operations. As areas around the world have largely reopened their economies, the Company has seen improved demand for many of its products and services. However, recent indications of a resurgence of the virus in certain regions and the emergence of variants of the virus for which existing vaccines could be less effective have raised concerns about the re-imposition of local restrictions on business activity and a negative effect on consumer behavior that alone, or together, could impede the economic recovery. While the social distancing response to COVID-19 has resulted in increased consumer demand for certain food and household products, the pandemic's recessionary impact on the worldwide economy has significantly decreased demand in our more economically sensitive industrial related businesses and exacerbated their negative price/cost relationships and may result in the future impairment of goodwill at certain of the Company's reporting units.
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
Item 2. Properties
The Company’s corporate offices are owned and operated in Hartsville, South Carolina. There are approximately 320 owned and leased facilities used by the Company in 34 countries around the world. The majority of these facilities are located in North America. The most significant foreign geographic region in which the Company operates is Europe, followed by Asia.
The Company believes that its facilities have been well maintained, are generally in good condition and suitable for the conduct of its business. The Company does not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.
Item 3. Legal proceedings
The Company has been named as a potentially responsible party (PRP) at several environmentally contaminated sites not owned by the Company. All of the sites are also the responsibility of other parties. The Company’s liability, if any, is shared with such other parties, but the Company’s share has not been finally determined in most cases. In some cases, the Company has cost-sharing agreements with other PRPs relating to the sharing of legal defense costs and cleanup costs for a particular site. The Company has assumed, for accrual purposes, that the other parties to these cost-sharing agreements will perform as agreed. Final resolution of some of the sites is years away, and actual costs to be incurred for these matters in future periods is likely to vary from current estimates because of the inherent uncertainties in evaluating environmental exposures. Accordingly, the ultimate cost to the Company with respect to such sites, beyond what has been accrued as of December 31, 2020, cannot be determined.
As of December 31, 2020 and 2019, the Company had accrued $8.1 million and $8.7 million, respectively, related to environmental contingencies. The Company periodically reevaluates the assumptions used in determining the appropriate reserves for environmental matters as additional information becomes available and makes appropriate adjustments when warranted.
For further information about legal proceedings, see Note 16 to the Company's Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.
Other legal matters
Additional information regarding legal proceedings is provided in Note 16 to the Consolidated Financial Statements of this Annual Report on Form 10-K.
Item 4. Mine safety disclosures
Not applicable.
17 FORM 10-K SONOCO 2020 ANNUAL REPORT

PART II

Item 5. Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities
The Company’s common stock is traded on the New York Stock Exchange under the stock symbol “SON.” As of December 31, 2020, there were approximately 95,000 shareholder accounts. Information required by Item 201(d) of Regulation S-K can be found in Part III, Item 12 of this Annual Report on Form 10-K.

The Company made the following purchases of its securities during the fourth quarter of 2020:
Issuer purchases of equity securities

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number of Shares that May Yet be Purchased under the Plans or Programs[2]
09/28/20 - 11/01/20	240	$54.43	—	2,969,611
11/02/20 - 11/29/20	1,738	$56.73	—	2,969,611
11/30/20 - 12/31/20	17,053	$60.76	—	2,969,611
Total	19,031	$60.31	—	2,969,611

[1]	A total of 19,031 common shares were repurchased in the fourth quarter of 2020 related to shares withheld to satisfy employee tax withholding obligations in association with the exercise of certain share-based compensation awards. These shares were not repurchased as part of a publicly announced plan or program.
[2]	On February 10, 2016, the Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company's common stock. During 2016, a total of 2,030,389 shares were repurchased under this authorization at a cost of $100 million. No shares have subsequently been repurchased; accordingly, a total of 2,969,611 shares remain available for repurchase under this authorization at December 31, 2020.
The Company did not make any unregistered sales of its securities during 2020.
18 FORM 10-K SONOCO 2020 ANNUAL REPORT

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

	Years ended December 31
(Dollars and shares in thousands except per share data)	2020	2019	2018	2017	2016
Operating Results
Net sales	$5,237,443	$5,374,207	$5,390,938	$5,036,650	$4,782,877
Cost of sales and operating expenses	4,719,543	4,847,245	4,913,238	4,585,822	4,339,643
Restructuring/Asset impairment charges	145,580	59,880	40,071	38,419	42,883
Loss/(gain) on disposition of business, net	14,516	—	—	—	(104,292)
Non-operating pension costs	30,142	24,713	941	45,110	11,809
Interest expense	75,046	66,845	63,147	57,220	54,170
Interest income	(2,976)	(5,242)	(4,990)	(4,475)	(2,613)
Income before income taxes	255,592	380,766	378,531	314,554	441,277
Provision for income taxes	53,030	93,269	75,008	146,589	164,631
Equity in earnings of affiliates, net of tax	(4,679)	(5,171)	(11,216)	(9,482)	(11,235)
Net income	207,241	292,668	314,739	177,447	287,881
Net loss/(income) attributable to noncontrolling interests	222	(883)	(1,179)	(2,102)	(1,447)
Net income attributable to Sonoco	$207,463	$291,785	$313,560	$175,345	$286,434
Per common share
Net income attributable to Sonoco:
Basic	$2.06	$2.90	$3.12	$1.75	$2.83
Diluted	2.05	2.88	3.10	1.74	2.81
Cash dividends	1.72	1.70	1.62	1.54	1.46
Weighted average common shares outstanding:
Basic	100,939	100,742	100,539	100,237	101,093
Diluted	101,209	101,176	101,016	100,852	101,782
Actual common shares outstanding at December 31	100,447	100,198	99,829	99,414	99,193
Financial Position
Net working capital[1]	$318,920	$116,704	$436,342	$563,666	$546,152
Property, plant and equipment, net	1,244,110	1,286,842	1,233,821	1,169,377	1,060,017
Total assets	5,277,259	5,126,289	4,583,465	4,557,721	3,923,203
Long-term debt	1,244,440	1,193,135	1,189,717	1,288,002	1,020,698
Total debt	1,700,224	1,681,369	1,385,162	1,447,329	1,052,743
Total equity	1,910,528	1,815,705	1,772,278	1,730,060	1,554,705
Current ratio	1.2	1.1	1.4	1.6	1.7
Total debt to total capital[2]	47.1%	48.1%	43.9%	45.6%	40.4%

[1]	Calculated as total current assets minus total current liabilities.
2`	Calculated as total debt divided by the sum of total debt and total equity.

19 FORM 10-K SONOCO 2020 ANNUAL REPORT

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

This section of this Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2019 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

General overview
Sonoco is a leading manufacturer of consumer, industrial and protective packaging products and provider of packaging services with approximately 320 locations in 34 countries. The Company’s operations are reported in four segments, Consumer Packaging, Display and Packaging, Paper and Industrial Converted Products, and Protective Solutions.
Generally, the Company serves two broad end-use markets, consumer and industrial, which, period to period, can exhibit different economic characteristics from each other. Geographically, in 2020 approximately 65% of sales were generated in the United States, 20% in Europe, 6% in Asia, 4% in Canada and 5% in other regions.
The Company is a market-share leader in many of its product lines, particularly in uncoated recycled paperboard, tubes, cores, cones and composite containers. Competition in most of the Company’s businesses is intense. Demand for the Company’s products and services is primarily driven by the overall level of consumer consumption of non-durable goods; however, certain product and service groups are tied more directly to durable goods, such as appliances, automobiles and construction. The businesses that supply and/or service consumer product companies have tended to be, on a relative basis, more recession resistant than those that service industrial markets.
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

COVID-19
Impact on Operating Results
Around the world, Sonoco is an essential provider of consumer, industrial and medical packaging. Sonoco associates are deemed “Essential Critical Infrastructure Workers” under the guidance of the U.S. Department of Homeland Security and have received similar designations by the vast majority of other governmental agencies in the 34 countries where the Company operates. As a result, nearly all of the Company’s global operations were able to continue to operate despite locally-mandated temporary shutdown orders that were issued in many of our geographic locations. Certain customers whose products were not deemed “critically essential” had to temporarily suspend operations due to the COVID-19 pandemic, while some others had time periods when they were unable to fully staff their operations. As areas around the world have largely reopened their economies, the Company has seen improved demand for many of its products and services. However, recent indications of a resurgence of the virus in certain regions and the emergence of variants of the virus for which existing vaccines could be less effective have raised concerns about the re-imposition of local restrictions on business activity and a negative effect on consumer behavior that alone, or together, could impede the economic recovery. Sonoco is following these developments closely and will respond with appropriate changes to active production capacity and cost-management initiatives. An extended period of disruption to our served markets or global supply chains could materially and adversely affect our results of operations, access to sources of liquidity and overall financial condition. In addition, an extended global recession caused by the pandemic would have an adverse impact on the Company's operations and financial condition.
While the social distancing response to COVID-19 has resulted in increased consumer demand for certain food and household products, the pandemic's recessionary impact on the worldwide economy has significantly decreased demand in our more economically sensitive industrial related businesses and exacerbated their negative price/cost relationships. As a result, the overall impact of the pandemic on 2020 consolidated results was negative. While we expect the pandemic to continue having a mixed impact on demand for our products in 2021, we expect that demand and mix across our businesses will largely revert to pre-pandemic levels over the course of the year. However, although we expect that, relative to 2020, consolidated results will benefit from this reversion, we still expect a net negative impact to 2021 consolidated earnings relative to pre-pandemic levels and that many of our businesses will continue to experience negative price/cost pressure.
We expect our Consumer Packaging segment to experience normal seasonal volume trends in 2021 and to perform well relative to pre-pandemic levels. However, as the pandemic wanes, total volume is expected to be flat year over year as sales of at-home food packaging decline and demand in other consumer market segments picks up. We expect our industrial-related markets to continue experiencing weak but improving demand into the summer or fall, with our Paper and Industrial Converted Products segment continuing to face a negative price/cost relationship due to higher year-over-year recycled fiber costs; however, we expect industrial demand will improve more substantially over the back-half of the year if the pandemic continues to subside. Our Protective Solutions and Display and Packaging businesses are expected to benefit from the continued economic recovery.
Financial Flexibility and Liquidity
Sonoco has a strong, investment-grade balance sheet and substantial liquidity available in the form of cash, cash equivalents and revolving credit facilities, as well as the ability to issue commercial paper and to access liquidity in the banking and debt capital markets. The following actions taken in 2020 largely related to the Company's efforts to either improve near-term liquidity or secure additional liquidity in light of volatility in the credit markets and economic uncertainty caused by the COVID-19 pandemic:
•On March 18, 2020, the Company closed and funded a new $150 million, 364-day term loan, the proceeds from which were used to repay a portion of outstanding commercial paper. The Company repaid this loan on July 20, 2020.
•On April 1, 2020, the Company accessed $250 million from its revolving credit facility, using $85 million of the proceeds to fully repay its then outstanding commercial paper balance. The Company repaid this loan on May 5, 2020.
•On April 6, 2020, the Company borrowed $100 million pursuant to a new 364-day term loan. The Company repaid this loan on October 22, 2020.
•On April 22, 2020, the Company sold $600 million of 3.125% notes due May 1, 2030, using a portion of the net proceeds for the repayment of existing debt.
•In May 2020, the Company exercised its one-time option to extend the term of its 364-day, $200 million term loan with Wells Fargo Bank, National Association to May 2021. The Company repaid this loan on October 22, 2020.
20 FORM 10-K SONOCO 2020 ANNUAL REPORT

•On November 30, 2020, the Company repaid the remaining balance of its five-year term loan using proceeds from the sale of its European contract packaging business.
Following the actions above, at December 31, 2020, the Company had approximately $565 million in cash and cash equivalents on hand, $500 million in committed availability under its revolving credit facility, and scheduled debt maturities in 2021 of approximately $456 million.
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
Use of Non-GAAP financial measures
To assess and communicate the financial performance of the Company, Sonoco management uses, both internally and externally, certain financial performance measures that are not in conformity with generally accepted accounting principles (“non-GAAP” financial measures). These non-GAAP financial measures reflect the Company’s GAAP operating results adjusted to remove amounts, including the associated tax effects, relating to restructuring initiatives, asset impairment charges, environmental charges, acquisition-related costs, gains or losses from the disposition of businesses, excess property insurance recoveries, non-operating pension costs, certain income tax events and adjustments, and other items, if any, the exclusion of which management believes improves the period-to-period comparability and analysis of the underlying financial performance of the business. The adjusted non-GAAP results are identified using the term “base,” for example, “base earnings.”
The Company’s base financial performance measures are not in accordance with, nor an alternative for, measures conforming to generally accepted accounting principles and may be different from non-GAAP measures used by other companies. In addition, these non-GAAP measures are not based on any comprehensive set of accounting rules or principles. Sonoco continues to provide all information required by GAAP, but it believes that evaluating its ongoing operating results may not be as useful if an investor or other user is limited to reviewing only GAAP financial measures. The Company consistently applies its non-GAAP “base” performance measures presented herein and uses them for internal planning and forecasting purposes, to evaluate its ongoing operations, and to evaluate the ultimate performance of management and each business unit against plan/forecast all the way up through the evaluation of the Chief Executive Officer’s performance by the Board of Directors. In addition, these same non-GAAP measures are used in determining incentive compensation for the entire management team and in providing earnings guidance to the investing community.
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
Reconciliations of GAAP to base results are presented on pages 24 and 25 in conjunction with management’s discussion and analysis of the Company’s results of operations. Whenever reviewing a non-GAAP financial measure, readers are encouraged to review the related reconciliation to fully understand how it differs from the related GAAP measure. Reconciliations are not provided for non-GAAP measures related to future years due to the likely occurrence of one or more of the following, the timing and magnitude of which management is unable to reliably forecast: possible gains or losses on the sale of businesses or other assets, restructuring costs and restructuring-related asset impairment charges, acquisition-related costs, and the tax effect of these items and/or other income tax-related events. These items could have a significant impact on the Company's future GAAP financial results.
2020 overview and 2021 outlook
Management's primary focus areas in 2020 were profitable growth, improving margins, improving cash flow, and sustainability. Overall, management was expecting a notable increase in net sales, largely driven by the full-year impact of 2019 acquisitions, and modest improvements in overall margins for gross profit, base operating profit and base operating profit before depreciation and amortization. Management had targeted an overall 2020 organic volume increase of approximately 1.0% and was expecting a negative price/cost relationship. Manufacturing and other productivity gains were expected to offset a significant portion of projected increases in labor and other costs.
However, with the emergence of the COVID-19 pandemic in early 2020, management’s focus quickly turned to addressing the many unprecedented issues and challenges the pandemic presented, including protecting workers’ safety, simultaneously accelerating production of products that experienced a surge in demand and scaling down operations producing products that experienced sharp declines, and managing the ensuing volatility in material costs and financial markets.
As noted above, the pandemic had wide-ranging impacts on the operations and financial results of our various businesses, both positive and negative. Despite the full-year benefit of 2019 acquisitions, overall sales declined 2.5%, reflecting reduced demand in our more economically sensitive industrial-related businesses, partially offset by increased demand in our Consumer Packaging segment, particularly food packaging.
GAAP operating profit declined $109.3 million from the prior year largely driven by higher restructuring and asset impairment charges as well as a loss on the sale of the Company’s European contract packaging business. In 2020, the Company recorded after-tax asset impairment and restructuring charges of $112.7 million, which were largely attributable to its perimeter-of-the-store thermoforming operations on the west coast of
21 FORM 10-K SONOCO 2020 ANNUAL REPORT

the United States and in Mexico. Despite the decline in GAAP operating profit, total segment operating profit (referred to as base operating profit) was essentially unchanged from the prior year. A recession-induced decline in the Paper and Industrial Related Products segment was almost fully offset by an increase in Consumer Packaging operating profit driven by the impact of COVID-19 on consumer demand for certain food and household products. Overall, net productivity gains were able to offset lower volume as well as a negative price cost relationship.
Current year gross profit was $1,046.3 million, compared with $1,057.8 million in 2019. Despite the small decline, gross profit as a percentage of sales improved to 20.0%, compared to 19.7% in 2019. GAAP selling, general and administrative (SG&A) expenses were relatively flat as decreases due to a focus on managing costs, together with the impact of the pandemic on travel, employee medical and other expenses were partially offset by additional SG&A expenses from acquired businesses.
Net Income Attributable to Sonoco (GAAP earnings) for 2020 decreased 28.9%, or $84.3 million, from 5.4% of sales to 4.0% of sales, reflecting the decline in operating profit as well as higher net interest expense. Although base operating profit was essentially unchanged, base earnings attributable to Sonoco declined 3.3%, or $11.7 million, year over year, reflecting the higher net interest expense and a somewhat higher effective base income tax rate.
The effective tax rate on GAAP earnings was 20.7%, compared with 24.5% in 2019, and the effective tax rate on base earnings was 25.1%, compared with 23.9% in 2019. The year-over-year decrease in the GAAP tax rate was driven primarily by the sale of the Company's European contract packaging business and a related write down of the deferred tax liability on goodwill. The increase in the effective tax rate on base earnings in 2020 was primarily due to an increase in the valuation allowance on foreign tax credits.
On August 3, 2020, the Company completed the acquisition of Can Packaging, a designer and manufacturer of sustainable paper packaging and related manufacturing equipment, based in Habsheim, France. The acquisition of Can Packaging expands the Company's ability to provide innovative recyclable packaging in various shapes and sizes. This transaction, and the acquisition of a small tube and core operation in January 2020, are described in greater detail below. On November 30, 2020, the Company completed the sale of its European contract packaging business which was a component of the Display and Packaging segment.
On July 17, 2019, the Company's Board of Directors approved a resolution to terminate the Sonoco Pension Plan for Inactive Participants (the "Inactive Plan") effective September 30, 2019. Approval of the termination was received from the Pension Benefit Guaranty Corporation in 2020. Following completion of a limited lump-sum offering, the Company is expected to settle all remaining liabilities under the Inactive Plan through the purchases of annuities in mid 2021. In anticipation of settling these liabilities, the Company took measures beginning in 2019 to derisk the Inactive Plan's assets by investing them in a conservative mix of primarily fixed income investments. During 2020, the Company recorded total pension and postretirement benefit expenses of approximately $58.0 million, compared with $52.7 million during 2019. The increased expense was primarily due to lower expected returns on plan assets as a result of a full year's impact of the derisking of the Inactive Plan portfolio. The aggregate net unfunded position of the Company’s various defined benefit plans remained at $294 million at the end of both 2020 and 2019 as increases in plan liabilities from interest and lower discount rates were offset by increases in plan assets from Company contributions and investment returns.
The Company generated $705.6 million in cash from operations during 2020, compared with $425.9 million in 2019. The primary driver of the increase was the approximately $165 million after-tax voluntary contribution to the Company's U.S. defined benefit pension plan in 2019 that did not recur in 2020. Cash generated from operations also improved due to the deferral of payments of the Company's portion of social security taxes pursuant to the CARES Act and a cash tax benefit generated by the expected funding in mid-2021 of the Inactive Plan as the obligations of the plan are settled.

Outlook
Managing through the pandemic will continue to be a primary focus in 2021; however, the Company also expects to drive profitable growth, expand gross profit margin and enhance sustainability in our operations and our product lines. Key to achieving management's objectives for 2021 and beyond will be a strategy to invest in ourselves and product markets where we have competitive advantages and can be value adding. A prime example of this strategy is the Company's $114 million investment in Project Horizon announced earlier in 2020, which will convert the Hartsville corrugated medium machine to be able to produce uncoated recycled paperboard. The scope of the project was expanded to include a finished goods warehouse and other infrastructure improvements to the Hartsville paper manufacturing complex. When completed in 2022, Project Horizon is estimated to drive approximately $30 million in annualized cost savings. In addition, the Company will work to further develop its previously implemented commercial and operational excellence initiatives aimed at improving margins by more fully realizing the value of our products and services, reducing our unit costs and better leveraging our fixed support costs.
Management is targeting an overall organic volume increase in 2021 of approximately 2.0% driven largely by a continuation of the economic recovery and a steady return to pre-pandemic demand levels across our businesses. In addition, the Company expects to benefit from growth in chilled and prepared food volume, improved perimeter of the store performance, new sustainable products, and growth in our medical and retail security businesses. The Company will also continue to look for strategic and opportunistic acquisition candidates as well as opportunities to optimize our overall business portfolio.
The Company has projected that company-wide price/cost will be negative in 2021 due to higher year-over-year prices in key raw materials, such as recycled fiber and plastic resins, and higher freight costs. Manufacturing and other productivity gains are expected to offset a significant portion of the negative price/cost impact and projected increases in labor and other costs; however, not realizing the targeted organic volume gains would make fully achieving management's productivity objectives more difficult. Operating results in 2021 will include a full year of revenue and operating profit from the August 2020 Can Packaging acquisition, but will not include the revenue and profit of the European contract packaging business sold November 30, 2020; together, these items are estimated to have a negative year-over-year impact of approximately $240 million on revenue and a negative year-over-year impact of approximately $0.14 on diluted earnings per share.
The Company projects the operating component of pension and post-retirement benefits expense will be approximately $1 million higher year over year, while the non-operating component, excluding settlement charges, is projected to be $13 million lower. The net anticipated decrease of $12 million is due primarily to recognition of only a partial year of expenses related to the Inactive Plan which is expected to be fully settled by the end of the second quarter 2021. Non-cash, non-base, pretax settlement charges totaling approximately $560 million are expected to be recognized in 2021 as the liabilities of the Inactive Plan, terminated in 2019, are settled through lump-sum payouts and annuity purchases. The Company anticipates making an additional contribution to the Inactive Plan of approximately $150 million in mid-2021 in order to be fully funded on a termination basis at the time of the annuity purchase. Contributions to all other defined benefit plans in 2021 are expected to total approximately $15 million.
In consideration of the above factors, management is projecting that reported 2021 net sales will stay relatively flat at approximately $5.2 billion and overall margins for gross profit will improve approximately 0.8% over 2020. Base operating profit as a percent of sales is expected to remain at approximately 10.1%.
Cash flow from operations is expected to be approximately $585 million in 2021. Absent additional borrowings for acquisitions or significant changes in interest rates, net interest expense is expected to be lower year over year by approximately $12 million primarily due to lower average borrowing levels. The consolidated effective tax rate on base earnings is expected to be approximately 25.4% in 2021 compared with 25.1% in 2020.
22 FORM 10-K SONOCO 2020 ANNUAL REPORT

As noted below, the Company does not provide projected GAAP earnings results. However, due to the magnitude of the pension settlement charges expected to be recognized in 2021, as described above, the Company anticipates it will report a GAAP net loss for the year.
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
Acquisitions and Dispositions
The Company completed two acquisitions during 2020 at a cost of $49.4 million, net of cash acquired. On August 3, 2020, the Company completed the acquisition of Can Packaging, a privately owned designer and manufacturer of sustainable paper packaging and related manufacturing equipment, based in Habsheim, France, for $45.5 million, net of cash acquired. Final consideration was subject to a post-closing adjustment for the change in working capital to the date of closing. This settlement occurred in January 2021 and resulted in the Company making an additional cash payment of approximately $1.6 million. Can Packaging operates two paper can manufacturing facilities in France, along with a research and development center where it designs and builds patented packaging machines and sealing equipment. The acquisition of Can Packaging expands Sonoco's ability to provide innovative recyclable packaging in various shapes and sizes. The operations of Can Packaging are reported in the Company's Consumer Packaging segment. On January 10, 2020, the Company completed the acquisition of a small tube and core operation in Jacksonville, Florida, from Design Containers, Inc. ("Jacksonville"), for total cash consideration of $4.0 million. The operations of Jacksonville are reported in the Company's Paper and Industrial Converted Products segment.
The Company completed two acquisitions during 2019 at a cost of $297.9 million, net of cash acquired. On December 31, 2019, the Company completed the acquisition of Thermoform Engineered Quality, LLC, and Plastique Holdings, LTD, (together "TEQ") for $187.3 million, net of cash acquired. Final consideration was subject to a post-closing adjustment for the change in working capital to the date of closing and resulted in the receipt of cash from the sellers totaling $0.2 million in April 2020. The acquired operations consist of three thermoforming and extrusion facilities in the United States along with a thermoforming operation in the United Kingdom and a thermoforming and molded-fiber operation in Poland, which together employ approximately 500 associates. The acquisition of TEQ provides a strong platform to further expand Sonoco's growing healthcare packaging business. The operations of TEQ are reported in the Company's Consumer Packaging segment. On August 9, 2019, the Company completed the acquisition of Corenso for $110.6 million, net of cash acquired. Final consideration was subject to a post-closing adjustment for the change in working capital to the date of closing which was settled in November 2019 requiring an additional cash payment to the sellers of approximately $0.1 million. Corenso is a leading manufacturer of uncoated recycled paperboard (URB) and high-performance cores used in the paper, packaging films, tape, and specialty industries. Corenso operates a 108,000-ton per year URB mill and core converting facility in Wisconsin Rapids, Wisconsin, as well as a core converting facility in Richmond, Virginia, expanding the Company's ability to produce a wide variety of sustainable coreboard grades. The operations of Corenso are reported in the Company's Paper and Industrial Converted Products segment.
During 2020 and 2019, the Company made final contingent payments totaling $3.0 million and $5.5 million, respectively, for acquisitions completed in prior years. In 2020 the Company settled a $2.5 million contingent purchase obligation related to the 2018 acquisition of Highland Packaging Solutions ("Highland") based on certain sales metrics being met and a $0.5 million contingent purchase liability related to the 2016 acquisition of AAR Corporation ("AAR"). In 2019 the Company settled additional contingent purchase obligations related to Highland and AAR totaling $5.0 million and $0.5 million, respectively. The payment of these contingent obligations are reflected as financing activities on the Company's Consolidated Statement of Cash Flows for the years ended December 31, 2020 and December 31, 2019.
On November 30, 2020, the Company completed the divestiture of its European contract packaging business, Sonoco Poland Packaging Services Sp. z.o.o. to a subsidiary of Prairie Industries Holdings, a Wisconsin-based contract packaging and contract manufacturing firm backed by The Halifax Group. These operations provided full-service custom packaging and supply chain management solutions to global consumer product goods companies from three locations in Poland with approximately 2,600 employees. The selling price of $120 million was adjusted at closing for certain indebtedness assumed by the buyer and for anticipated differences between targeted levels of working capital and the projected levels at the time of closing. The Company received net cash proceeds at closing of $105.9 million, with the buyer funding an escrow account with an additional $4.6 million, of which $4.0 million is expected to be released to the Company upon final sales adjustments in the first quarter of 2021, and the remainder, pending any indemnity claims, in the second quarter of 2022. The Company also anticipates that final working capital settlements will result in additional cash proceeds of approximately $2.5 million in the first quarter of 2021. Transaction fees totaling $2.5 million were paid out of the proceeds received. Cumulative currency translation adjustment losses of $12.4 million associated with this entity were reclassified from accumulated other comprehensive income and recognized as a part of the net loss on the sale of the business which totaled $14.5 million. The decision to sell the European contract packaging business was part of the Company's efforts to simplify its operating structure to focus on growing its core Consumer and Industrial packaging businesses. The disposition of these operations is expected to negatively impact the 2021 year-over-year sales comparison by approximately $260 million. This sale is not expected to notably affect operating margin percentages nor does it represent a strategic shift for the Company that will have a major effect on its operations and financial results.
The Company continually assesses its operational footprint as well as its overall portfolio of businesses and may consider the disposition of plants and/or business units it considers to be suboptimal or nonstrategic. See Note 3 to the Consolidated Financial Statements for further information about acquisition and disposition activities.

23 FORM 10-K SONOCO 2020 ANNUAL REPORT

Restructuring and asset impairment charges
Due to its geographic footprint (approximately 320 locations in 34 countries) and the cost-competitive nature of its businesses, the Company is constantly seeking the most cost-effective means and structure to serve its customers and to respond to fundamental changes in its markets. As such, restructuring costs have been and are expected to be a recurring component of the Company’s operating costs. The amount of these costs can vary significantly from year to year depending upon the scope and location of the restructuring activities.
The following table recaps the impact of restructuring and asset impairment charges for each of the years presented:

	Year Ended December 31,
Dollars in thousands	2020	2019	2018
Restructuring and restructuring-related asset impairment charges	$67,729	$44,819	$40,071
Other asset impairments	77,851	15,061	—
Restructuring/Asset impairment charges	$145,580	$59,880	$40,071

During 2020, the Company announced the closures of a paper mill in Canada, a paper machine in the United States, a cone operation in Europe and four tube and core plants, one in Europe and three in the United States (all part of the Paper and Industrial Converted Products segment); and the closure of a paperboard specialties plant in the United States (part of the Display and Packaging segment). Restructuring actions in the Consumer Packaging segment included the closure of two graphic design operations, one in the United States and one in the United Kingdom, and the consolidation in the Company's perimeter-of-the-store business operations on the west coast of the United States and in Mexico. This consolidation will result in the closure of a manufacturing facility in the United States and the conversion of a manufacturing facility in Mexico into a warehouse and distribution center. During the fourth quarter of 2020, the Company recognized other asset impairments totaling $77.9 million on certain long-lived, intangible, and right of use assets, primarily in the Company's perimeter-of-the-store thermoforming operations. In addition, the Company continued to realign its cost structure, resulting in the elimination of approximately 275 positions.
During 2019, the Company announced the elimination of a forming film production line at a flexible packaging facility in Illinois and initiated the closure of a composite can and injection molding facility in Germany, a composite can plant in Malaysia, a molded plastics plant in the United States (all part of the Consumer Packaging segment), and three tube and core plants - one in the United Kingdom, one in Norway, and one in Estonia (all part of the Paper and Industrial Converted Products segment). Restructuring actions in the Protective Solutions segment included charges associated with the exit of a protective packaging facility in Texas. The Company recognized other asset impairment charges of $15.1 million in 2019 related to the impairment of certain assets within the temperature-assured packaging business and the impairment of certain assets and inventory associated with a plastic can business line in the United States. In addition, the Company continued to realign its cost structure, resulting in the elimination of approximately 223 positions.
The Company expects to recognize future additional costs totaling approximately $5 million in connection with previously announced restructuring actions. The Company believes that the majority of these charges will be incurred and paid by the end of 2020. The Company regularly evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions are likely to be undertaken. Restructuring and asset impairment charges are subject to significant fluctuations from period to period due to the varying levels of restructuring activity and the inherent imprecision in the estimates used to recognize the impairment of assets and the wide variety of costs and taxes associated with severance and termination benefits in the countries in which the Company operates.
See Note 4 to the Consolidated Financial Statements for further information about restructuring activities and asset impairment charges.
Reconciliations of GAAP to non-GAAP financial measures
The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures for each of the years presented:

	For the year ended December 31, 2020
Dollars and shares in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Acquisition/Disposition Related Costs	Other Adjustments(1)	Base
Operating profit	$357,804	$145,580	$4,671	$18,934	$526,989
Non-operating pension costs	30,142	—	—	(30,142)	—
Interest expense, net	72,070	—	—	—	72,070
Income before income taxes	$255,592	$145,580	$4,671	$49,076	$454,919
Provision for income taxes	53,030	32,868	1,236	27,126	114,260
Income before equity in earnings of affiliates	$202,562	$112,712	$3,435	$21,950	$340,659
Equity in earnings of affiliates, net of tax	4,679	—	—	—	4,679
Net income	$207,241	$112,712	$3,435	$21,950	$345,338
Less: Net (income) attributable to noncontrolling interests, net of tax	222	(60)	—	—	162
Net income attributable to Sonoco	$207,463	$112,652	$3,435	$21,950	$345,500
Per diluted common share	$2.05	$1.11	$0.03	$0.22	$3.41
(1) Includes non-operating pension costs, the loss on the sale of the Company's European contract packaging business and approximately $17,400 of income tax benefits related to the sale.
24 FORM 10-K SONOCO 2020 ANNUAL REPORT

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
(2) Consists of a favorable change in estimate of an environmental reserve totaling $10,000, non-operating pension costs, and other non-base tax adjustments totaling a net benefit of approximately $3,059.

	For the year ended December 31, 2018
Dollars and shares in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Acquisition Related Costs	Other Adjustments(3)	Base
Operating profit	$437,629	$40,071	$14,446	$(326)	$491,820
Non-operating pension costs	941	—	—	(941)	—
Interest expense, net	58,157	—	—	—	58,157
Income before income taxes	$378,531	$40,071	$14,446	$615	$433,663
Provision for income taxes	75,008	10,038	115	17,723	102,884
Income before equity in earnings of affiliates	$303,523	$30,033	$14,331	$(17,108)	$330,779
Equity in earnings of affiliates, net of tax	11,216	—	—	—	11,216
Net income	$314,739	$30,033	$14,331	$(17,108)	$341,995
Less: Net (income)/loss attributable to noncontrolling interests, net of tax	(1,179)	(191)	—	—	(1,370)
Net income attributable to Sonoco	$313,560	$29,842	$14,331	$(17,108)	$340,625
Per diluted common share	$3.10	$0.30	$0.14	$(0.17)	$3.37
(3) Primarily the release of a valuation allowance and other non-base tax adjustments totaling a net benefit of approximately $17,434.

Results of operations – 2020 versus 2019
Net income attributable to Sonoco (GAAP earnings) was $207.5 million ($2.05 per diluted share) in 2020, compared with $291.8 million ($2.88 per diluted share) in 2019.
GAAP earnings in 2020 reflect net after-tax charges totaling $138.0 million, primarily related to restructuring and asset impairment charges, acquisition costs and non-operating pension costs. GAAP earnings in 2019 were negatively impacted by net after-tax charges totaling $65.4 million consisting of restructuring/asset impairment charges and acquisition-related expenses, partially offset by the favorable change in estimate of an environmental liability reserve.
Base earnings in 2020 were $345.5 million ($3.41 per diluted share), compared with $357.2 million ($3.53 per diluted share) in 2019.
Both GAAP and base earnings in 2020 reflect volume/mix declines as a result of the global recession caused by the COVID-19 pandemic. While the pandemic positively affected sales demand in our Consumer segment, this positive impact only partially offset the negative impacts in our three other segments. Additionally, price/cost had a negative impact in most businesses, most notably in our Paper and Industrial Converted Products segment as raw material prices increased during the year. These challenges were somewhat offset by total productivity gains as well as the year-over-year impact from acquisitions. Foreign currency translation had a minor negative impact on earnings year over year as well. GAAP earnings in 2020 were further unfavorably impacted by an $85.7 million increase in restructuring activity and a $5.4 million increase in non-operating pension costs.
The effective tax rate on GAAP earnings was 20.7% in 2020, compared with 24.5% in 2019, and the effective tax rate on base earnings was 25.1%, compared with 23.9% in 2019. The year-over-year decrease in the GAAP tax rate was driven by the sale of the Company's European contract packaging business and related write down of goodwill. The increase in the effective tax rate on base earnings in 2020 was primarily due to an increase in the valuation allowance on foreign tax credits.

Consolidated net sales for 2020 were $5.2 billion, a $137 million, or 2.5%, decrease from 2019. The components of the sales change were:

($ in millions)
Volume/mix	$(131)
Selling price	(36)
Acquisitions and divestitures, net	110
Foreign currency translation and other, net	(80)
Total sales decrease	$(137)
25 FORM 10-K SONOCO 2020 ANNUAL REPORT

Sales volume/mix was down approximately 2.4% driven by decreases in each segment except for the Consumer Packaging segment. These decreases were largely due to the global recession caused by the COVID-19 pandemic. Many of the Consumer Packaging segment's food packaging product lines benefited from customers' preferences for at-home eating during the pandemic. Selling prices were slightly lower year over year in all segments except Display and Packaging. Acquisitions, net of divestitures, added $110 million to comparable year-over-year sales while foreign currency translation decreased year-over-year reported sales approximately $51 million as almost all of the foreign currencies in which the Company conducts business weakened in relation to the U.S. dollar.
Total domestic sales were $3.4 billion, up 0.1% from 2019, as increases from domestic acquisitions and demand for the Company's consumer products were effectively offset by lower demand in other domestic businesses and lower selling prices. International sales were $1.8 billion, down 7.1%from 2019. The year-over-year decline in international sales was driven by lower volumes and the negative impact of foreign currency translation, partially offset by additional sales from acquisitions, net of dispositions.
Costs and expenses/margins
Despite the impact of acquisitions, cost of sales decreased $125.3 million in 2020, or 2.9%, from the prior year. This decrease was driven by lower volumes as well as foreign exchange rate changes and total productivity improvements. Gross profit margins increased to 20.0% in 2020 from 19.7% in the prior year driven by productivity.
Selling, general and administrative (SG&A) expenses decreased $2.4 million, or 0.5%, and were 10.1% of sales compared to 9.9% of sales in 2019. The current year decrease in SG&A expenses was driven by a significant focus across the Company on lowering controllable costs as well as the impact of the pandemic on travel, employee medical and other expenses. These decreases in SG&A expenses were partially offset by the added expenses of acquired businesses.
GAAP operating profit was 6.8% of sales in 2020 compared to 8.7% in 2019. Base operating profit increased to 10.1% of sales in 2020 compared to 9.8% in 2019. GAAP operating profit decreased $109.3 million and base operating profit increased $1.6 million. The decreases in 2020 GAAP operating profit and operating profit margin are largely attributable to an $85.7 million increase in restructuring and asset impairment charges as well as as a $14.5 million loss on the sale of the Company's European contract packaging business. The increased base operating profit margin reflects the previously mentioned improvement in gross profit margin as well as lower SG&A costs.
Restructuring and asset impairment charges totaled $145.6 million and $59.9 million in 2020 and 2019, respectively. Additional information regarding restructuring actions and asset impairments is provided in Note 4 to the Company’s Consolidated Financial Statements. Additional information regarding the loss on the sale of the Company's European contract packaging business is provided in Note 3 to the Company’s Consolidated Financial Statements.
Non-operating pension costs increased $5.4 million in 2020 to a total of $30.1 million, compared with $24.7 million in 2019. The higher year-over-year expense is primarily due to lower expected returns on plan assets as a result of a full year's impact of the de-risking actions begun in 2019 on the U.S. pension plans which reallocated assets to a more conservative mix favoring fixed income investments. Service cost, a component of net periodic benefit plan expense, is reflected in the Company's Consolidated Statements of Income with approximately 75% in cost of sales and 25% in selling, general and administrative expenses. See Note 13 to the Consolidated Financial Statements for further information on employee benefit plans.
Net interest expense totaled $72.1 million for the year ended December 31, 2020, compared with $61.6 million in 2019. The increase was primarily due to the impact of higher average borrowings as a result of the Company's efforts during 2020 to secure liquidity in light of volatility in the credit markets and economic uncertainty caused by the COVID-19 pandemic and was partially offset by lower interest rates.
Reportable segments
The Company reports its financial results in four reportable segments – Consumer Packaging, Display and Packaging, Paper and Industrial Converted Products, and Protective Solutions.
Consolidated operating profits, reported as “Operating Profit” on the Consolidated Statements of Income, are comprised of the following:

($ in millions)	2020	2019	% Change
Segment operating profit
Consumer Packaging	$290.5	$228.4	27.2%
Display and Packaging	30.6	27.7	10.5%
Paper and Industrial Converted Products	154.3	219.1	(29.6)%
Protective Solutions	51.6	50.2	2.8%
Total Segment Operating Profit	527.0	525.4	0.3%
Restructuring/Asset impairment charges	(145.6)	(59.9)	143.1%
Acquisition-related costs	(4.7)	(8.4)	(44.0)%
Other non-operational (charges)/income, net	(18.9)	10.0	(289.0)%
Consolidated operating profit*	$357.8	$467.1	(23.4)%
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
See Note 18 to the Company’s Consolidated Financial Statements for more information on reportable segments.
26 FORM 10-K SONOCO 2020 ANNUAL REPORT

Consumer Packaging

($ in millions)	2020	2019	% Change
Trade sales	$2,402.9	$2,333.4	3.0%
Segment operating profits	290.5	228.4	27.2%
Depreciation, depletion and amortization	122.1	111.9	9.1%
Capital spending	67.9	64.6	5.1%
Sales increased year over year due to volume improvements most notably in Rigid Paper Containers as the COVID-19 global pandemic increased consumers' preference for at-home meals. These volume increases were somewhat offset by declining sales prices driven mostly by lower resin costs. The year-over-year impact of acquisitions on sales totaled $85.6 million and included a full year of sales from TEQ, acquired December 31, 2019, and approximately five months of sales from Can Packaging, acquired August 3, 2020. Foreign currency translation decreased sales by approximately $15 million year over year due to a stronger U.S. dollar. Domestic sales were approximately $1,704 million, up 2.7%, or $44 million, from 2019, while international sales were approximately $699 million, up 3.7%, or $25 million, from 2019.
Segment operating profits increased by $62.1 million year over year and operating profit margins of 12.1% were up 230 basis points from 2019. The increases in segment operating profits and operating profit margins were largely driven by volume/mix and total productivity. Year-over-year operating profits were also higher as a result of 2020 acquisitions and the full-year impact in 2020 of acquisitions completed in 2019. These positive factors were partially offset by a negative price/cost impact.
Capital spending in the segment included numerous productivity projects and expansion of manufacturing capabilities in North America (primarily rigid paper containers and plastics) and in Europe (primarily rigid paper containers).
Display and Packaging

($ in millions)	2020	2019	% Change
Trade sales	$475.7	$554.1	(14.1)%
Segment operating profits	30.6	27.7	10.5%
Depreciation, depletion and amortization	13.9	14.9	(6.7)%
Capital spending	8.3	5.1	62.7%
Domestic trade sales in the segment decreased $32 million, or 13.0%, to $215 million, while international trade sales decreased $46 million, or 15.1%, to $261 million. The decrease in both domestic and international trade sales resulted from the impact of the COVID-19 pandemic on demand for promotional displays and paper amenities. Additionally, the decrease in international sales reflects the sale of the Company's European contract packaging business in the fourth quarter and the negative impact of approximately $4 million from foreign currency translation as a result of a weaker Polish zloty relative to the U.S. dollar year over year. The increase in segment operating profit was largely due to total productivity gains in 2020.
Capital spending in the segment was mostly related to customer development and productivity related projects in North America.
Paper and Industrial Converted Products

($ in millions)	2020	2019	% Change
Trade sales	$1,877.8	$1,974.7	(4.9)%
Segment operating profits	154.3	219.1	(29.6)%
Depreciation, depletion and amortization	93.6	85.6	9.3%
Capital spending	85.7	112.3	(23.7)%
The main drivers of the year-over-year decrease in sales were pandemic-driven volume declines, lower selling prices, and a $27 million negative impact of foreign currency translation. The year-over-year impact of sales from acquisitions was approximately $44 million as 2020 included a full year of sales from Corenso, acquired August 2019, while 2019 included approximately five months. Total domestic sales in the segment increased $4 million, or 0.4%, to $1,100 million while international sales decreased $101 million, or 11.5%, to $778 million.
Segment operating profit decreased year over year, driven by volume declines and a negative price/cost relationship, which were partially offset by productivity gains and the year-over-year impact of acquisitions.
Conditions continued to deteriorate for the corrugating medium operation in 2020 as a negative price/cost relationship and volume declines eroded the prior year's profitability. In the first quarter of 2020, the Company announced Project Horizon, a project to convert the Company's Hartsville corrugated medium machine to produce uncoated recycled paperboard. The scope of this $114 million project was expanded to include a finished goods warehouse and other infrastructure improvements to the Hartsville paper manufacturing complex. Project Horizon began in the last half of 2020 and is expected to be completed in mid 2022.
Significant capital spending in the segment included the modification of several paper machines in North America, numerous productivity projects, and IT investments.
Protective Solutions

($ in millions)	2020	2019	% Change
Trade sales	$481.0	$512.0	(6.1)%
Segment operating profits	51.6	50.2	2.8%
Depreciation, depletion and amortization	25.8	26.7	(3.4)%
Capital spending	9.3	6.9	34.8%
Sales declined year over year, impacted mostly by volume declines in molded foam and consumer fiber packaging due to automotive plant shutdowns and lower consumer demand for durable goods such as appliances. In addition, foreign currency translation had a negative impact of $4.3 million on year-over-year sales.Temperature-assured packaging sales were relatively flat during the year.
27 FORM 10-K SONOCO 2020 ANNUAL REPORT

Segment operating profit increased year over year due to total productivity mostly offset by volume declines and a negative price/cost relationship.
Domestic sales were $393 million in 2020 down $14 million, or 3.5%, from 2019, while international sales were approximately $88 million, down $17 million, or 16.1% from 2019.
Capital spending in the segment included numerous productivity initiatives as well as customer-related projects in our expanded foam protective packaging and temperature-assured packaging businesses.
Financial position, liquidity and capital resources
Cash flow
Operating activities
Cash flows from operations totaled $705.6 million in 2020 and $425.9 million in 2019. This $279.8 million year-over-year increase was largely driven by the $200 million voluntary contribution made to the U.S. pension plans in 2019 that did not recur in 2020. The net cash impact of these voluntary contributions, after tax, totaled approximately $165 million. Cash flow from operations in 2020 includes a cash tax benefit of approximately $38 million related to anticipated 2021 contributions to one of the Company's defined benefit plans that will be deductible in its 2020 income tax filings. The cash flow impact of lower GAAP net income was essentially offset by higher non-cash asset impairment charges and improved working capital management.
Working capital provided $51.5 million of cash in 2020 compared to $36.9 million in 2019. The additional cash provision of $14.6 million was driven primarily by accounts payable and was the result of both active supplier contract management and higher raw material prices at the end of 2020 which muted the decline in the balance of accounts payable outstanding at December 31, 2020 versus the decline in 2019. In the prior year, accounts payable consumed cash as balances at December 31, 2019 were lower than at the beginning of the year due partially to lower raw material prices. Accounts receivable declined in 2020 due to a concerted effort by management regarding collections and other process improvements. While both accounts receivable and inventory provided cash during 2020, the provisions were lower than in 2019 when the related cash flows benefited from a more significant year-end slow down than in 2020.
Non-cash asset impairment charges were $75.2 million higher year over year, due largely to the impairment of certain long-lived assets recognized in the fourth quarter of 2020 in the Company's perimeter-of-the-store thermoforming operations on the west coast of the United States and Mexico. In addition, the Company incurred a non-cash pre-tax loss of $14.5 million in 2020 on the sale of its European contract packaging business. Deferred income taxes and income taxes payable used $11.9 million of cash in 2020 compared with a provision of $10.8 million in 2019, a year-over-year change of $22.7 million. The year-over-year decrease in cash provided was largely attributable to a decrease in the amount of deferred tax expense in 2020, primarily from the write down of goodwill in conjunction with the disposition of the Company's European contract packaging business. Changes in accrued expenses reflect a $22.3 million provision of cash in 2020 compared with a $7.5 million provision of cash in 2019. The increase was largely the result of deferral of payments of the Company's portion of social security taxes, pursuant to the CARES Act. One half of the approximately $32 million deferral is due in 2021, and reflected in "Accrued expenses and other" and the remaining half is due in 2022 and reflected in "Other Liabilities." Changes in other assets and liabilities provided $51.7 million more cash in 2020 compared to 2019 due in part to the CARES Act deferrals. Cash paid for income taxes was $17.5 million lower year over year, due primarily to lower net income.
Investing activities
Cash used by investing activities was $126.3 million in 2020, compared with $479.1 million in 2019. The lower use of cash in 2020 is due mostly to a decline in year-over-year acquisition spending. The Company's acquisitions consumed $49.3 million of cash in 2020 compared with $298.4 million in 2019. In addition, investing cash flows in 2020 included $103.4 million of proceeds from the sale of the Company's European contract packaging operations, net of certain transactional costs associated with the sale. The Company received proceeds from the sale of assets totaling $13.0 million in 2020 compared with $14.6 million in the prior year. Capital spending was slightly lower year over year, totaling $194.1 million in 2020, compared with $195.9 million in 2019, a decrease of $1.8 million.
Capital spending is expected to total approximately $300 million in 2021, significantly higher than 2020, due to the resumption of projects that were placed on hold in 2020 and spending on "Project Horizon", a $114 million project to transform the corrugated medium paper machine in Hartsville, South Carolina, into a low-cost, state-of-the-art uncoated recycled paperboard machine and to optimize materials handling systems and storage facilities. Spending on Project Horizon is expected to be approximately $85 million in 2021.
Financing activities
Net cash used by financing activities increased $240.1 million year over year as financing activities used $162.9 million of cash in 2020, compared with a net provision of cash totaling $77.2 million in 2019. The year-over-year change reflects net debt repayments of $14.2 million in 2020 compared with net borrowings of $267.3 million in 2019. The higher borrowing activity in 2019 stemmed from actions taken to provide cash for voluntary contributions to the U.S. defined benefit pension plans of $200 million and to fund acquisitions. Outstanding debt was $1,700.2 million at December 31, 2020, compared with $1,681.4 million at December 31, 2019.
Cash dividends increased 1.4% to $172.6 million in 2020 compared to $170.3 million in 2019, reflecting a full year of the $0.02 per share increase in the quarterly dividend payment approved by the Board of Directors in April 2019.
The change in outstanding checks provided cash of $21.0 million in 2020 while using $4.5 million in the prior year. The year-over-year change is the result of the timing of the last accounts payable check runs in December 2020 and December 2019 relative to the Company's December 31 year end. Other financing cash flows in 2020 also included $14.5 million of proceeds realized from a net investment hedge.
28 FORM 10-K SONOCO 2020 ANNUAL REPORT

Contractual obligations
The following table summarizes contractual obligations at December 31, 2020:

	Payments Due In
($ in millions)	Total	2021	2022-2023	2024-2025	Beyond 2025	Uncertain
Debt Obligations[1]	$1,700.2	$455.8	$10.5	$7.4	$1,226.5	$—
Interest payments[2]	923.1	63.4	106.9	106.5	646.3	—
Operating leases	401.0	53.4	87.3	63.3	196.9	—
Transition tax under Tax Act[3]	41.6	—	10.0	31.6	—	—
Income tax contingencies[4]	12.1	—	—	—	—	12.1
Purchase obligations[5]	88.8	29.5	47.7	5.6	6.0	—
Total contractual obligations[6]	$3,166.8	$602.1	$262.4	$214.4	$2,075.7	$12.1

[1]	Includes obligations related to the Company's finance leases.
[2]	Includes interest payments on outstanding fixed-rate, long-term debt obligations, as well as financing fees on the backstop line of credit.
[3]	The Company's transition tax on certain accumulated foreign earnings under the Tax Act of 2017 was $80.6 million. The liability, payable in installments, has been reduced to $41.6 million as of December 31, 2020. The remaining installments are scheduled to be completed in 2025.
[4]	Due to the nature of this obligation, the Company is unable to estimate the timing of the cash outflows. Includes gross unrecognized tax benefits of $11.2 million, plus accrued interest associated with the unrecognized tax benefit of $2 million, adjusted for the deferred tax benefit associated with the future deduction of unrecognized tax benefits and the accrued interest of $0.8 million and $0.4 million, respectively.
[5]	Includes only long-term contractual commitments. Does not include short-term obligations for the purchase of goods and services used in the ordinary course of business.
[6]	Excludes potential cash funding requirements of the Company's retirement plans and retiree health and life insurance plans.

Capital resources
Current assets increased year over year by $309.4 million to $1,830.5 million at December 31, 2020, and current liabilities increased by $107.1 million to $1,511.6 million, resulting in an increase in the Company’s current ratio to 1.2 at December 31, 2020 from 1.1 at December 31, 2019. Current assets were higher due to an increase in cash mostly stemming from strong operating cash flows during the year, partly offset by the impact on the balance sheet of the sale of the Company's European contract packaging operations. Current liabilities were higher primarily due to the unfunded obligation of the Company's Inactive pension plan changing from long-term to current during 2020 in anticipation of settlement of the obligations in mid-2021.
The Company’s cash balances are held in numerous locations throughout the world. At December 31, 2020 and 2019, approximately $170.8 million and $115.0 million, respectively, of the Company’s reported cash and cash equivalents balances of $564.8 million and $145.3 million, respectively, were held outside of the United States by its foreign subsidiaries. Cash held outside of the United States is available to meet local liquidity needs, or for capital expenditures, acquisitions, and other offshore growth opportunities. As the Company enjoys ample domestic liquidity through a combination of operating cash flow generation and access to bank and capital markets borrowings, we have generally considered our foreign unremitted earnings to be indefinitely invested outside the United States and currently have no plans to repatriate such earnings, other than excess cash balances that can be repatriated at minimal tax cost. Accordingly, as of December 31, 2020, the Company is not providing for taxes on these amounts for financial reporting purposes. Computation of the potential deferred tax liability associated with unremitted earnings considered to be indefinitely reinvested is not practicable.
The Company operates a $500 million commercial paper program, supported by a $500 million five-year revolving credit facility. In July 2017, the Company entered into a credit agreement with a syndicate of eight banks for that revolving facility, together with a $250 million five-year term loan. The revolving bank credit facility is committed through July 2022. The Company has the contractual right to draw funds directly on the underlying revolving bank credit facility, which could possibly occur if there were a disruption in the commercial paper market.
The Company’s total debt at December 31, 2020, was $1,700 million, a year-over-year increase of $19 million. The year-over-year change reflects the following actions taken by the Company in 2020 many of which were to secure liquidity early in the year in response to volatility in the credit markets and economic uncertainty caused by the COVID-19 pandemic:
•On March 18, 2020, the Company borrowed $150 million, pursuant to a new 364-day term loan with Wells Fargo Bank, National Association, using the proceeds to repay a portion of outstanding commercial paper. The Company repaid this loan on July 20, 2020.
•On April 1, 2020, the Company accessed $250 million from its revolving credit facility, using $85 million of the proceeds to fully repay its then outstanding commercial paper balance and investing the remaining proceeds in short-term cash equivalents. The Company repaid the remaining outstanding borrowings under the revolving credit facility on May 5, 2020.
•On April 6, 2020, the Company borrowed $100 million, pursuant to a new 364-day term loan with U.S. Bank, National Association. The Company repaid this loan on October 22, 2020.
•On April 22, 2020, the Company sold through a public offering $600 million of 3.125% notes due May 1, 2030. The offering was made pursuant to an effective shelf registration statement. The Company used the net proceeds from the offering of approximately $594.2 million for general corporate purposes, including the repayment of existing debt.
•In May 2020, the Company exercised its one-time option to extend the term of its 364-day, $200 million term loan with Wells Fargo Bank, National Association to May 2021. The Company repaid this loan on October 22, 2020.
•On November 30, 2020, the Company repaid the $137.1 million outstanding balance of its five-year term loan using proceeds from the sale of its European contract packaging business and available cash on hand.
The Company had no commercial paper outstanding at December 31, 2020 and $250 million outstanding at December 31, 2019.
At December 31, 2020, the Company's short-term debt and current portion of long-term debt totaled $456 million, consisting primarily of $250 million of debentures due November 2021 and a $184 million Euro-denominated loan due May 2021. The Company expects to be able to fund these debt maturities through a combination of cash on hand and additional borrowings.
29 FORM 10-K SONOCO 2020 ANNUAL REPORT

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
The Company, as part of its ongoing efforts to improve cash flow and related liquidity, works with suppliers to optimize its terms and conditions, including extending payment terms. Beginning in 2020, the Company started facilitating a voluntary supply chain financing program (the "program") to provide certain suppliers with the opportunity to sell receivables due from the Company to the program's participating financial institution. Such sales are conducted at the sole discretion of both the suppliers and the financial institution on a non-recourse basis at a rate that leverages the credit rating of the Company and thus might be more beneficial to the supplier. No guarantees are provided by the Company or any of its subsidiaries under the program. Responsibility is limited to making payment on the terms originally negotiated with suppliers, regardless of whether those suppliers sell the receivables to the financial institution. The Company does not enter into any agreements with suppliers regarding their participation in the program.
All outstanding amounts owed under the program are recorded within trade accounts payable. The amount owed to the participating financial institution under the program and included in accounts payable for continuing operations was $38.9 million at December 31, 2020. The Company accounts for all payments made under the program as a reduction to cash flows from operations and reports them within "changes in payable to suppliers" in the Consolidated Statements of Cash Flows. The total amount settled through the program and paid by the Company to the participating financial institution was $50.3 million during 2020, the first year of the program. The Company estimates that approximately $150 million to $170 million will be settled through the program in 2021. A downgrade in the Company's credit rating or changes in the financial markets could limit the financial institutions’ willingness to commit funds to, and participate in, the program. However, the Company does not believe a reduction in, or the elimination of, the program would have a material impact on its working capital or cash flows.
Acquisitions and internal investments are key elements of the Company’s growth strategy. The Company believes that its cash on hand, coupled with cash generated from operations and available borrowing capacity will enable it to support this strategy. Although the Company believes that it has excess borrowing capacity beyond its current lines, there can be no assurance that such financing would be available or available on terms that are acceptable to the Company. The Company continually assesses its operational footprint as well as its overall portfolio of businesses and may consider the disposition of plants and/or business units it considers to be suboptimal or nonstrategic. Should these efforts result in the future sale of any plants or business units, management expects to first seek to utilize the proceeds to invest in growth projects or strategic acquisitions.
The net underfunded position of the Company’s various U.S and international defined benefit pension and postretirement plans was $294 million at the end of 2020. The Company contributed approximately $40 million to its benefit plans in 2020. On July 17, 2019, the Company's Board of Directors approved a resolution to terminate the Sonoco Pension Plan for Inactive Participants (the "Inactive Plan"), a tax-qualified defined benefit plan, effective September 30, 2019. Upon completion of a limited lump-sum offering during the second quarter of 2021, the Company expects to settle all remaining liabilities under the Inactive Plan through the purchase of annuities in mid-2021 and anticipates making additional contributions to the Inactive Plan of approximately $150 million in order to be fully funded on a termination basis at the time of the annuity purchase. The Company realized a cash tax benefit of approximately $38 million in 2020 on these anticipated contributions that will be deductible in its 2020 income tax filings. Contributions to all other benefit plans in 2021, including the Sonoco Retirement Contribution, are expected to total approximately $36 million. Future funding requirements will depend largely on the nature and timing of participant settlements, actual investment returns, future actuarial assumptions, and legislative actions.
Total equity increased $95 million during 2020 as net income of $207 million, other comprehensive income of $58 million and stock-based compensation of $11 million were partially offset by dividends of $174 million and share repurchases of $8 million. The primary components of other comprehensive income were a $46 million translation gain from the impact of a weaker U.S. dollar on the Company’s foreign investments and a reduction in actuarial losses totaling $12 million, net of tax, in the Company’s various defined benefit plans resulting primarily from ongoing amortization.
On February 10, 2016, the Company’s Board of Directors authorized the repurchase of up to 5 million shares of the Company’s common stock. No shares have been repurchased under this authorization since 2016 when a total of 2.03 million shares were repurchased at a cost of $100 million. Accordingly, a total of 2.97 million shares remain available for repurchase under this authorization at December 31, 2020.
Although the ultimate determination of whether to pay dividends is within the sole discretion of the Board of Directors, the Company plans to increase dividends as earnings grow. Dividends per common share were $1.72 in 2020, $1.70 in 2019 and $1.62 in 2018. On February 10, 2021, the Company declared a regular quarterly dividend of $0.45 per common share payable on March 10, 2021, to shareholders of record on February 24, 2021. This dividend reflects an increase of $0.02 per common share for the quarter and is equivalent to an annualized dividend of $1.80 per common share.
Off-balance sheet arrangements
The Company had no material off-balance sheet arrangements at December 31, 2020.
Risk management
As a result of operating globally, the Company is exposed to changes in foreign exchange rates. The exposure is well diversified, as the Company’s facilities are located throughout the world, and the Company generally sells in the same countries where it produces with both revenue and costs transacted in the local currency. The Company monitors these exposures and may use traditional currency swaps and forward exchange contracts to hedge a portion of forecasted transactions that are denominated in foreign currencies, foreign currency assets and liabilities or net investment in foreign subsidiaries. The Company’s foreign operations are exposed to political, geopolitical and cultural risks, but the risks are mitigated by diversification and the relative stability of the countries in which the Company has significant operations.
Due to the highly inflationary economy in Venezuela, the Company considers the U.S. dollar to be the functional currency of its Venezuelan operations and uses the official exchange rate when remeasuring the financial results of those operations. Economic conditions in Venezuela have worsened considerably over the past several years and there is no indication that conditions are due to improve in the foreseeable future. Further deterioration could result in the recognition of an impairment charge or a deconsolidation of the subsidiary. At December 31, 2020, the carrying value of the Company's net investment in its Venezuelan operations was approximately $2.0 million. In addition, at December 31, 2020, the Company's Accumulated Other Comprehensive Loss included a cumulative translation loss of $3.8 million related to its Venezuela operations which would need to be reclassified to net income in the event of a complete exit of the business or a deconsolidation of these operations.
The Company has operations in the United Kingdom and elsewhere in Europe that could be impacted by the exit of the U.K. from the European Union (Brexit) at the end of January 2020 and the new E.U.-U.K. Trade and Cooperation Agreement which went into effect December
30 FORM 10-K SONOCO 2020 ANNUAL REPORT

31, 2020. Our U.K. operations have been making contingency plans regarding potential customs clearance issues, tariffs and other uncertainties resulting from Brexit and the new agreement with the European Union. Although it is difficult to predict all of the possible impacts to our supply chain or in our customers' downstream markets, the Company has evaluated the potential operational impacts and uncertainties of Brexit and at this time believes that the likelihood of a material impact on our future results of operations is low. Although there are some cross-border sales made out of and into the U.K., most of what we produce in the U.K. is also sold in the U.K. and the same is true for continental Europe. In some cases, companies that have been importing from Europe into the U.K. are now seeking local sources, which has actually been positive for our U.K. operations. Annual sales of the Company's U.K. operations totaled approximately $127 million in 2020.
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
At December 31, 2020, the Company had derivative contracts outstanding to hedge the price on a portion of anticipated raw materials and natural gas purchases. These contracts included swaps to hedge the purchase price of approximately 7.1 million MMBTUs of natural gas in the U.S., Canada and Mexico representing approximately 67% of anticipated natural gas usage for 2021. Additionally, the Company had swap contracts covering 3,860 metric tons of aluminum representing approximately 57% of anticipated usage for 2021. The aluminum hedges relate to fixed-price customer contracts. Beginning in 2020, the Company entered into commodity contracts to fix the cost of a portion of anticipated diesel purchases. The Company does not apply hedge accounting to these contracts, the fair value of which was not material at December 31, 2020.
The Company routinely enters into forward contracts or swaps to economically hedge the currency exposure of intercompany debt and foreign currency denominated receivables and payables. The Company does not apply hedge accounting treatment under ASC 815 for these instruments. As such, changes in fair value are recorded directly to income and expense in the periods that they occur. At December 31, 2020, the total notional amount of these contracts, in U.S. dollar terms, was $90 million, of which $16 million related to the Canadian dollar, $37 million to the Mexican peso, $19 million to the Polish Zloty, $10 million to the Colombian Peso and $8 million to all other currencies.
The total fair market value of the Company's derivatives was a net favorable position of $0.6 million at December 31, 2020, and a net unfavorable position of $0.5 million at December 31, 2019. Derivatives are marked to fair value using published market prices, if available, or using estimated values based on current price quotes and a discounted cash flow model. See Note 10 to the Consolidated Financial Statements for more information on financial instruments.
Beginning in January 2020, the Company was party to a cross-currency swap agreement with a notional amount of $250 million to effectively convert a portion of the Company's fixed-rate U.S. dollar denominated debt, including the semi-annual interest payments, to fixed-rate euro-denominated debt. The swap agreement, which had a maturity of November 1, 2024, provided the Company to receive semi-annual interest payments in U.S. dollars at a rate of 5.75% and pay interest in euros at a rate of 3.856%. The risk management objective was to manage foreign currency risk relating to net investments in certain European subsidiaries denominated in foreign currencies. As a result of significant strengthening of the U.S. dollar during the first quarter of 2020, as well as a reduction in the differential between U.S. and European interest rates, the fair market value of the swap position appreciated significantly. In March 2020, the Company terminated the swap agreement and received a cash settlement of $14.5 million. The Company recorded this foreign currency translation gain in "Accumulated other comprehensive loss," net of a tax provision of $7.6 million.
As a result of the weakening global economy due to the COVID-19 pandemic, the Company increased its allowance for cumulative expected credit losses by $0.3 million during 2020. Continued weakness in the economy may require additional charges to be recognized in future periods.
The Company is subject to various federal, state and local environmental laws and regulations in the United States and in each of the countries where we conduct business, concerning, among other matters, solid waste disposal, wastewater effluent and air emissions. Although the costs of compliance have not been significant due to the nature of the materials and processes used in manufacturing operations, such laws also make generators of hazardous wastes and their legal successors financially responsible for the cleanup of sites contaminated by those wastes. The Company has been named a potentially responsible party at several environmentally contaminated sites. These regulatory actions and a small number of private party lawsuits are believed to represent the Company’s largest potential environmental liabilities. The Company has accrued $8.1 million at December 31, 2020, compared with $8.7 million at December 31, 2019, with respect to these sites. See “Environmental Charges,” Item 3 – Legal Proceedings and Note 16 to the Consolidated Financial Statements for more information on environmental matters.
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
31 FORM 10-K SONOCO 2020 ANNUAL REPORT

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
Impairment of long-lived, intangible and other assets
Assumptions and estimates used in the evaluation of potential impairment can result in adjustments affecting the carrying values of long-lived, intangible and other assets and the recognition of impairment expense in the Company’s Consolidated Financial Statements. The Company evaluates its long-lived assets (property, plant and equipment), definite-lived intangible assets and other assets (including right of use lease assets, notes receivable and equity investments) for impairment whenever indicators of impairment exist, or when it commits to sell the asset. If the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible asset group is less than the carrying value of that asset group, an asset impairment charge is recognized. Key assumptions and estimates used in the projection of expected future cash flows generally include price levels, sales growth, profit margins and asset life. The amount of an impairment charge, if any, is calculated as the excess of the asset’s carrying value over its fair value, generally represented by the discounted future cash flows from that asset or, in the case of assets the Company evaluates for sale, estimated sale proceeds less costs to sell. The Company takes into consideration historical data and experience together with all other relevant information available when estimating the fair values of its assets. However, fair values that could be realized in actual transactions may differ from the estimates used to evaluate impairment. In addition, changes in the assumptions and estimates may result in a different conclusion regarding impairment.
During the fourth quarter of 2020, the Company recognized impairment charges totaling $77.9 million on certain long-lived, intangible, and right of use assets. Management concluded that these assets, primarily in the Company's perimeter-of-the-store thermoforming operations, were impaired as their projected undiscounted cash flows were not sufficient to recover their carrying values.
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
The Company completed its most recent annual goodwill impairment testing during the third quarter of 2020. For testing purposes, the Company performed an assessment of each reporting unit using either a qualitative evaluation or a quantitative test. The qualitative evaluations considered factors such as the macroeconomic environment, Company stock price and market capitalization movement, current year operating performance as compared to prior projections, business strategy changes, and significant customer wins and losses. The quantitative tests, described further below, relied on the current outlook of reporting unit management for future operating results and took into consideration, among other things, the expected impact of the COVID-19 pandemic on future operations, specific business unit risk, the countries in which the reporting units operate, and implied fair values based on comparable trading and transaction multiples.
When performing a quantitative analysis, the Company estimates the fair value of its reporting units using a discounted cash flow model based on projections of future years’ operating results and associated cash flows. The Company's assessments reflected a number of significant management assumptions and estimates including the Company's forecast of sales growth, contribution margins, selling, general and administrative expenses, and discount rates, which are validated by observed comparable trading and transaction multiples. The Company’s model discounts projected future cash flows, forecasted over a ten-year period, with an estimated residual growth rate. The Company’s projections incorporate management’s estimates of the most-likely expected future results. Projected future cash flows are discounted to present value using a discount rate that management believes is appropriate for the reporting unit.
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
In considering the level of uncertainty regarding the potential for goodwill impairment, management has concluded that any such impairment would, in most cases, likely be the result of adverse changes in more than one assumption. Management considers the assumptions used to be its best estimates across a range of possible outcomes based on available evidence at the time of the assessment. Other than in Display and Packaging and Conitex, which are discussed below, there is no specific singular event or single change in circumstances management has identified that it believes could reasonably result in a change to expected future results in any of its reporting units sufficient to result in goodwill impairment. In management’s opinion, a change of such magnitude would more likely be the result of changes to some combination of the factors identified above, a general deterioration in competitive position, introduction of a superior technology, significant unexpected changes in customer preferences, an inability to pass through significant raw material cost increases, and other such items as identified in "Item 1A. Risk Factors" in this Annual Report on Form 10-K.
Although no reporting units failed the annual impairment test noted above, in management’s opinion, the goodwill of the Display and Packaging and Conitex reporting units are at risk of impairment in the near term if these reporting units' operations do not perform in line with
32 FORM 10-K SONOCO 2020 ANNUAL REPORT

management's expectations, or if there is a negative change in the long-term outlook for these businesses or in other factors such as the discount rate.
The Company's Display and Packaging operations were tested for impairment twice during the quarter, once on a combined basis as of June 28, 2020 and once on a bifurcated basis as of September 27, 2020. The combined reporting unit designs, manufactures, assembles, packs and distributes temporary, semi-permanent and permanent point-of-purchase displays; provides supply chain management services, including contract packing, fulfillment and scalable service centers; and manufactures retail packaging, including printed backer cards, thermoformed blisters and heat sealing equipment. The goodwill impairment analyses as of both June 28, 2020 and September 27, 2020, incorporate management's expectations for conservative sales growth and mild improvements to profit margin percentages which reflect the estimated benefits of future productivity initiatives. A large portion of projected sales on both a combined and separate basis is concentrated in several major customers, the loss of any of which could impact the Company's conclusion regarding the likelihood of goodwill impairment. The Company concluded that as of June 28, 2020, the goodwill of the reporting unit, prior to it being bifurcated, was not impaired. In September 2020, subsequent to the date of the annual goodwill impairment test, the Company's Board of Directors approved the sale of the European portion of this reporting unit, which the Company concluded met the held-for-sale reporting criteria. Accordingly, the Display and Packaging reporting unit was subsequently evaluated as two separate reporting units, Display and Packaging Europe and the retained Display and Packaging operations. Goodwill of approximately $77 million was allocated to the European business on a proportional fair value basis and disposed of in conjunction with the sale of the business on November 30, 2020. After this allocation, the remaining goodwill associated with the retained operations was approximately $127 million and was tested for impairment at September 27, 2020. Based on this test, the estimated fair value of the retained Display and Packaging reporting unit exceeded its carrying value by approximately 5.2%.
In addition, the 2020 results of the Conitex reporting unit have been negatively impacted by the economic impact of the COVID-19 pandemic due to end-market weakness, particularly in textiles, as well as certain customers' plants having been temporarily shut down to contain the spread of the virus. Management currently expects customer demand to increase over the next few quarters and approach pre-pandemic levels late in 2021 or early in 2022. However, should it become apparent that the recovery in demand is likely to be weaker, or significantly delayed, compared to management’s current expectations, a goodwill impairment charge may be possible in the future. Total goodwill associated with this reporting unit was approximately $34 million at December 31, 2020. Based on the current annual impairment test, the estimated fair value of the Conitex reporting unit exceeded its carrying value by approximately 6.9%.
Sensitivity Analysis
In its goodwill impairment analysis as of September 27, 2020, projected future cash flows for the retained Display and Packaging operations were discounted at 9.1%. Based on the discounted cash flow model and holding other valuation assumptions constant, the projected operating profits of the retained Display and Packaging operations would have to be reduced across all future periods approximately 2.1%, or the discount rate increased to 10.6%, in order for the estimated fair value to fall below the reporting unit’s carrying value.
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
As previously disclosed, in February 2017 the Company received a Notice of Proposed Adjustment (“NOPA”) from the Internal Revenue Service (“IRS”) proposing adjustments to the 2012 and 2013 tax years. In 2018, the Company filed a protest to the proposed deficiency and the matter was referred to the Appeals Division of the IRS. In the second quarter of 2020, the Company agreed to pay approximately $6 million in taxes and interest to settle the dispute and recorded the impact of this settlement in its provision for income taxes. The Company anticipates finalizing the audit and paying the assessment in 2021.
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
Stock-based compensation plans
The Company utilizes share-based compensation in the form of restricted stock units, performance contingent restricted stock units, and other share-based awards. The amount of share-based compensation expense associated with the performance contingent restricted stock unit is based on estimates of future performance using measures defined in the plans. For the 2020 grant, the performance measures consist of Base Earnings per Share and Return on Invested Capital while the performance measures for prior unvested grants consist of Base Earnings per Share and Return on Net Assets Employed. Changes in estimates regarding the future achievement of these performance measures may result in significant fluctuations from period to period in the amount of share-based compensation expense reflected in the Company’s Consolidated Financial Statements.
Through 2019, the Company granted stock appreciation rights (SARs) annually on a discretionary basis to key employees. The Company uses an option-pricing model to determine the grant date fair value for this type of award. Inputs to the model include a number of subjective assumptions. Management routinely assesses the assumptions and methodologies used to calculate the estimated fair value of share-based compensation per share. Circumstances may change and additional data may become available over time that results in changes to these assumptions and methodologies, which could materially impact fair value per share determinations.
33 FORM 10-K SONOCO 2020 ANNUAL REPORT

Pension and postretirement benefit plans
The Company has significant pension and postretirement benefit liabilities and costs that are measured using actuarial valuations. The largest of the Company's pension plans are the U.S.-based Sonoco Pension Plan (the "Active Plan") and the Sonoco Pension Plan for Inactive Participants (the "Inactive Plan"). Benefits under the Active Plan were frozen for all active, non-union participants, effective December 31, 2018, and these participants became eligible for annual contributions under a noncontributory defined contribution plan. Participants with frozen benefits under the Active Plan were transferred to the Inactive Plan effective July 1, 2019. On July 17, 2019, the Company's Board of Directors approved the termination of the Inactive Plan effective September 30, 2019. Following completion of a limited lump-sum offering in the second quarter of 2021, the Company is expected to settle all remaining liabilities under the Inactive Plan in mid 2021 through the purchase of annuities.
The actuarial valuations used to evaluate the plans employ key assumptions that can have a significant effect on the calculated amounts. The key assumptions used at December 31, 2020 in determining the projected benefit obligation and the accumulated benefit obligation for U.S. retirement and retiree health and life insurance plans include: discount rates of 2.75% and 2.31% for the Active Plan and Inactive Plan, respectively, 2.28% for the non-qualified retirement plans, and 2.04% for the retiree health and life insurance plan. The discount rate for the Inactive Plan was determined on a plan termination basis. The rate of compensation increase for the retiree health and life insurance plan was 3.03%. The key assumptions used to determine the 2020 net periodic benefit cost for U.S. retirement and retiree health and life insurance plans include: discount rates of 3.37% and 2.84% for the Active Plan and Inactive Plan, respectively, 3.05% for the non-qualified retirement plans, and 2.89% for the retiree health and life insurance plan; an expected long-term rate of return on plan assets of 2.93% for both the Active and Inactive Plans; and a rate of compensation increase for the retiree health and life insurance plan of 3.04%.
During 2020, the Company recorded total pension and postretirement benefit expenses of approximately $58.0 million, compared with $52.7 million during 2019. The 2020 amount reflects $51.1 million of expected returns on plan assets at an average assumed rate of 3.18% and interest cost of $51.6 million at a weighted-average discount rate of 2.76%. The 2019 amount reflects $65.9 million of expected returns on plan assets at an average assumed rate of 6.13% and interest cost of $57.8 million at a weighted-average discount rate of 3.96%. During 2020, the Company made contributions to its pension and postretirement plans of $40.4 million. In the prior year, the Company made contributions to its pension and postretirement plans totaling $231.2 million, including voluntary contributions to the Active and Inactive Plans totaling $200 million. Contributions vary from year to year depending on various factors, the most significant being the market value of assets and interest rates. Cumulative net actuarial losses were approximately $736 million at December 31, 2020, and are primarily the result of low discount rates. Actuarial losses/gains outside of the 10% corridor defined by U.S. GAAP are amortized over the average remaining service life of the plan’s active participants or the average remaining life expectancy of the plan’s inactive participants if all, or almost all, of the plan’s participants are inactive. The majority of these actuarial losses are related to the Inactive Plan and will result in non-cash settlement charges of approximately $560 million in mid 2021 as the obligations of the plan are settled through lump-sum payouts and annuity purchases pursuant to the termination of the plan. The Company anticipates making additional contributions to the Inactive Plan of approximately $150 million in mid 2021 in order to be fully funded on a termination basis at the time annuity purchases are made.
Excluding the expected settlement charges related to the Inactive Plan, the Company projects total benefit plan expense to be approximately $13 million lower in 2021 than in 2020. This decrease is due primarily to recognition of only a partial year of expenses related to the Inactive Plan in 2021 which is expected to be nearly fully settled by the end of the second quarter 2021.
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
The sensitivity to changes in the critical assumptions for the Company’s U.S. plans as of December 31, 2020, is as follows:

Assumption ($ in millions)	Percentage Point Change	Projected Benefit Obligation Higher/(Lower)	Annual Expense Higher/ (Lower)
Discount rate	-.25 pts	$44.3	$0.2
Expected return on assets	-.25 pts	N/A	$3.2
Other assumptions and estimates impacting the projected liabilities of these plans include inflation, participant withdrawal and mortality rates and retirement ages. The Company evaluates the assumptions used in projecting the pension and postretirement liabilities and associated expense annually. These judgments, assumptions and estimates may affect the carrying value of pension and postretirement plan net assets and liabilities and pension and postretirement plan expenses in the Company’s Consolidated Financial Statements. See Note 13 to the Consolidated Financial Statements for additional information on the Company’s pension and postretirement plans.
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
34 FORM 10-K SONOCO 2020 ANNUAL REPORT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Sonoco Products Company
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sonoco Products Company and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, changes in total equity and cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Can Packaging SAS (“Can Packaging”) from its assessment of internal control over financial reporting as of December 31, 2020 because it was acquired by the Company in a purchase business combination during 2020. We have also excluded Can Packaging from our audit of internal control over financial reporting. Can Packaging is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 0.5% and 0.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2020.

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

F-1 FORM 10-K SONOCO 2020 ANNUAL REPORT

Goodwill Impairment Assessment - Fair Value of the Retained Operations within the Display and Packaging Reporting Unit

As described in Notes 1 and 8 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1.4 billion as of December 31, 2020, and the goodwill associated with the Display and Packaging reporting unit was $127 million. Management assesses goodwill for impairment annually during the third quarter, or from time to time when warranted by the facts and circumstances surrounding individual reporting units or the Company as a whole. If the fair value of a reporting unit exceeds the carrying value of the reporting unit’s assets, including goodwill, there is no impairment. As disclosed by management, in September 2020, subsequent to the date of the annual goodwill impairment test, the Company’s Board of Directors approved the sale of the European portion of the Display and Packaging reporting unit, which management concluded met the held-for-sale reporting criteria. Accordingly, the Display and Packaging reporting unit was subsequently evaluated as two separate reporting units, Display and Packaging Europe and the retained Display and Packaging operations. Goodwill of approximately $77 million was allocated to the European business on a proportional fair value basis and disposed of in conjunction with the sale of the business on November 30, 2020. After this allocation, the remaining goodwill associated with the retained operations was approximately $127 million and was tested for impairment in September 2020. In determining the fair value of the retained operations within the reporting unit, management considered both the income approach and the market approach. Fair value was estimated using a discounted cash flow model based on projections of future years’ operating results and associated cash flows combined with comparable trading and transaction multiples. The calculated estimated fair value of the reporting unit reflects a number of significant management assumptions and estimates including the forecast of sales growth, contribution margins, selling, general and administrative expenses, and discount rate.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment and related fair value of the retained operations within the Display and Packaging reporting unit is a critical audit matter are (i) the significant judgment by management when determining the fair value measurement of the reporting unit; (ii) the significant auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s discounted cash flow model and the significant assumptions related to the forecast of sales growth, contribution margins, selling, general and administrative expenses, and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the determination of the fair value of the retained operations within the Display and Packaging reporting unit. These procedures also included, among others, testing management’s process for determining the fair value estimate; evaluating the appropriateness of the discounted cash flow model; testing the completeness and accuracy of underlying data used in the discounted cash flow model; and evaluating the significant assumptions used by management, related to the forecast of sales growth, contribution margins, selling, general and administrative expenses, and discount rate. Evaluating management’s assumptions related to the forecast of sales growth, contribution margins, and selling, general and administrative expenses involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the Company’s discounted cash flow model and the discount rate assumption.

[PricewaterhouseCoopers LLP (signed)]
Charlotte, North Carolina
February 26, 2021

We have served as the Company’s auditor since 1967.

F-2 FORM 10-K SONOCO 2020 ANNUAL REPORT

CONSOLIDATED BALANCE SHEETS
Sonoco Products Company

(Dollars and shares in thousands) At December 31	2020	2019
Assets
Current Assets
Cash and cash equivalents	$564,848	$145,283
Trade accounts receivable, net of allowances of $20,920 in 2020 and $14,382 in 2019	658,808	698,149
Other receivables	103,636	113,754
Inventories
Finished and in process	167,018	172,223
Materials and supplies	283,673	331,585
Prepaid expenses	52,564	60,202
	1,830,547	1,521,196
Property, Plant and Equipment, Net	1,244,110	1,286,842
Goodwill	1,389,255	1,429,346
Other Intangible Assets, Net	321,934	388,292
Long-term Deferred Income Taxes	42,479	46,502
Right of Use Asset-Operating Leases	296,020	298,393
Other Assets	152,914	155,718
Total Assets	$5,277,259	$5,126,289
Liabilities and Equity
Current Liabilities
Payable to suppliers	$536,939	$537,764
Accrued expenses and other	430,241	289,067
Accrued wages and other compensation	81,248	78,047
Notes payable and current portion of long-term debt	455,784	488,234
Accrued taxes	7,415	11,380
	1,511,627	1,404,492
Long-term Debt	1,244,440	1,193,135
Noncurrent Operating Lease Liabilities	262,048	253,992
Pension and Other Postretirement Benefits	171,518	304,798
Deferred Income Taxes	86,018	76,206
Other Liabilities	91,080	77,961
Commitments and Contingencies
Sonoco Shareholders’ Equity
Serial preferred stock, no par value
Authorized 30,000 shares
0 shares issued and outstanding as of December 31, 2020 and 2019
Common shares, no par value
Authorized 300,000 shares
100,447 and 100,198 shares issued and outstanding as of December 31, 2020 and 2019, respectively	7,175	7,175
Capital in excess of stated value	314,056	310,778
Accumulated other comprehensive loss	(756,842)	(816,803)
Retained earnings	2,335,216	2,301,532
Total Sonoco Shareholders’ Equity	1,899,605	1,802,682
Noncontrolling Interests	10,923	13,023
Total Equity	1,910,528	1,815,705
Total Liabilities and Equity	$5,277,259	$5,126,289
The Notes beginning on page F-7 are an integral part of these consolidated financial statements.

F-3 FORM 10-K SONOCO 2020 ANNUAL REPORT

CONSOLIDATED STATEMENTS OF INCOME
Sonoco Products Company

(Dollars and shares in thousands except per share data) Years ended December 31	2020	2019	2018
Net sales	$5,237,443	$5,374,207	$5,390,938
Cost of sales	4,191,104	4,316,378	4,349,932
Gross profit	1,046,339	1,057,829	1,041,006
Selling, general and administrative expenses	528,439	530,867	563,306
Restructuring/Asset impairment charges	145,580	59,880	40,071
Loss on disposition of business, net	14,516	—	—
Operating profit	357,804	467,082	437,629
Non-operating pension costs	30,142	24,713	941
Interest expense	75,046	66,845	63,147
Interest income	2,976	5,242	4,990
Income before income taxes	255,592	380,766	378,531
Provision for income taxes	53,030	93,269	75,008
Income before equity in earnings of affiliates	202,562	287,497	303,523
Equity in earnings of affiliates, net of tax	4,679	5,171	11,216
Net income	207,241	292,668	314,739
Net loss/(income) attributable to noncontrolling interests	222	(883)	(1,179)
Net income attributable to Sonoco	$207,463	$291,785	$313,560
Weighted average common shares outstanding:
Basic	100,939	100,742	100,539
Assuming exercise of awards	270	434	477
Diluted	101,209	101,176	101,016
Per common share
Net income attributable to Sonoco:
Basic	$2.06	$2.90	$3.12
Diluted	$2.05	$2.88	$3.10

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Sonoco Products Company

(Dollars in thousands) Years ended December 31	2020	2019	2018
Net income	$207,241	$292,668	$314,739
Other comprehensive income/(loss):
Foreign currency translation adjustments	46,092	8,270	(54,763)
Changes in defined benefit plans, net of tax	11,666	(87,033)	(20,244)
Change in derivative financial instruments, net of tax	325	2,035	(1,614)
Other comprehensive income/(loss)	58,083	(76,728)	(76,621)
Comprehensive income	265,324	215,940	238,118
Net loss/(income) attributable to noncontrolling interests	222	(883)	(1,179)
Other comprehensive loss attributable to noncontrolling interests	1,878	838	2,156
Comprehensive income attributable to Sonoco	$267,424	$215,895	$239,095
The Notes beginning on page F-7 are an integral part of these consolidated financial statements.

F-4 FORM 10-K SONOCO 2020 ANNUAL REPORT

CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL EQUITY
Sonoco Products Company

(Dollars and shares in thousands)	Total Equity	Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive Loss	Retained Earnings	Non- controlling Interests
		Outstanding	Amount
January 1, 2018	$1,730,060	99,414	$7,175	$330,157	$(666,272)	$2,036,006	$22,994
Net income	314,739					313,560	1,179
Other comprehensive loss:
Translation loss	(54,763)				(52,607)		(2,156)
Defined benefit plan adjustment[1]	(20,244)				(20,244)
Derivative financial instruments[1]	(1,614)				(1,614)
Other comprehensive loss	(76,621)				(74,465)		(2,156)
Dividends	(163,348)					(163,348)
Issuance of stock awards	1,688	682		1,688
Shares repurchased	(14,561)	(267)		(14,561)
Stock-based compensation	10,730			10,730
Impact of new accounting pronouncements	1,721			—	(176)	1,897
Purchase of Sonoco Asia noncontrolling interest	(35,000)			(23,305)			(11,695)
Noncontrolling interest from acquisition	2,870						2,870
December 31, 2018	$1,772,278	99,829	$7,175	$304,709	$(740,913)	$2,188,115	$13,192
Net income	292,668					291,785	883
Other comprehensive income/(loss):
Translation gain/(loss)	8,270				9,108		(838)
Defined benefit plan adjustment[1]	(87,033)				(87,033)
Derivative financial instruments[1]	2,035				2,035
Other comprehensive loss	(76,728)				(75,890)		(838)
Dividends paid to noncontrolling interests	(214)						(214)
Dividends	(171,597)					(171,597)
Issuance of stock awards	1,343	538		1,343
Shares repurchased	(9,608)	(169)		(9,608)
Stock-based compensation	14,334			14,334
Impact of new accounting pronouncements	(6,771)					(6,771)
December 31, 2019	$1,815,705	100,198	$7,175	$310,778	$(816,803)	$2,301,532	$13,023
Net income/(loss)	207,241					207,463	(222)
Other comprehensive income/(loss):
Translation gain/(loss)	46,092				47,970		(1,878)
Defined benefit plan adjustment[1]	11,666				11,666
Derivative financial instruments[1]	325				325
Other comprehensive income/( loss)	58,083				59,961		(1,878)
Dividends	(173,570)					(173,570)
Issuance of stock awards	1,154	398		1,154
Shares repurchased	(8,483)	(149)		(8,483)
Stock-based compensation	10,607			10,607
Impact of new accounting pronouncements	(209)					(209)
December 31, 2020	$1,910,528	100,447	$7,175	$314,056	$(756,842)	$2,335,216	$10,923

[1]	net of tax
The Notes beginning on page F-7 are an integral part of these consolidated financial statements.
F-5 FORM 10-K SONOCO 2020 ANNUAL REPORT

CONSOLIDATED STATEMENTS OF CASH FLOWS
Sonoco Products Company

(Dollars in thousands) Years ended December 31	2020	2019	2018
Cash Flows from Operating Activities
Net income	$207,241	$292,668	$314,739
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment	100,242	25,026	5,794
Depreciation, depletion and amortization	255,359	239,140	236,245
Gain on adjustment of environmental reserves	—	(10,675)	—
Share-based compensation expense	10,607	14,334	10,730
Equity in earnings of affiliates	(4,679)	(5,171)	(11,216)
Cash dividends from affiliated companies	6,777	6,620	7,570
Loss on remeasurement of previously held interest in Conitex Sonoco	—	—	4,784
Net (gain)/ loss on disposition of assets	(2,752)	746	8,635
Loss on disposition of business	14,516	—	—
Pension and postretirement plan expense	57,973	52,741	34,885
Pension and postretirement plan contributions	(40,411)	(231,234)	(25,373)
Net (decrease)/increase in deferred taxes	573	16,958	(9,420)
Change in assets and liabilities, net of effects from acquisitions, dispositions and foreign currency adjustments
Trade accounts receivable	17,853	59,615	38,193
Inventories	12,125	2,631	(6,150)
Payable to suppliers	21,487	(25,383)	(4,380)
Prepaid expenses	4,754	4,030	(5,093)
Accrued expenses	22,286	7,471	19,153
Income taxes payable and other income tax items	(12,545)	(6,201)	(19,014)
Other assets and liabilities	34,215	(17,466)	(10,184)
Net cash provided by operating activities	705,621	425,850	589,898
Cash Flows from Investing Activities
Purchase of property, plant and equipment	(194,127)	(195,934)	(192,574)
Cost of acquisitions, net of cash acquired	(49,261)	(298,380)	(277,177)
Proceeds from the sale of business, net	103,411	—	—
Proceeds from the sale of assets	12,966	14,614	24,288
Other	684	603	1,335
Net cash used by investing activities	(126,327)	(479,097)	(444,128)
Cash Flows from Financing Activities
Proceeds from issuance of debt	1,121,860	276,843	226,885
Principal repayment of debt	(886,055)	(139,582)	(281,262)
Net (decrease)/increase in commercial paper borrowings	(250,000)	130,000	(4,000)
Net increase/(decrease) in outstanding checks	20,950	(4,486)	(4,282)
Proceeds from interest rate swap	14,480	—	—
Payment of contingent consideration	(3,000)	(5,500)	—
Cash dividends – common	(172,626)	(170,253)	(161,434)
Dividends paid to noncontrolling interests	—	(214)	—
Purchase of Sonoco Asia noncontrolling interest	—	—	(35,000)
Shares acquired	(8,483)	(9,608)	(14,561)
Net cash (used)/provided by financing activities	(162,874)	77,200	(273,654)
Effects of Exchange Rate Changes on Cash	3,145	941	(6,639)
Increase/(Decrease) in Cash and Cash Equivalents	419,565	24,894	(134,523)
Cash and cash equivalents at beginning of year	145,283	120,389	254,912
Cash and cash equivalents at end of year	$564,848	$145,283	$120,389
Supplemental Cash Flow Disclosures
Interest paid, net of amounts capitalized	$71,707	$66,768	$63,147
Income taxes paid, net of refunds	$65,002	$82,512	$103,442
The Notes beginning on page F-7 are an integral part of these consolidated financial statements.
F-6 FORM 10-K SONOCO 2020 ANNUAL REPORT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Sonoco Products Company (dollars in thousands except per share data)

1. Summary of significant accounting policies
Basis of presentation
The Consolidated Financial Statements include the accounts of Sonoco Products Company and its majority-owned subsidiaries (the “Company” or “Sonoco”) after elimination of intercompany accounts and transactions.
Investments in affiliated companies in which the Company shares control over the financial and operating decisions, but in which the Company is not the primary beneficiary, are accounted for by the equity method of accounting. Income applicable to these equity investments is reflected in “Equity in earnings of affiliates, net of tax” in the Consolidated Statements of Income. The aggregate carrying value of equity investments is reported in “Other Assets” in the Company’s Consolidated Balance Sheets and totaled $51,938 and $54,339 at December 31, 2020 and 2019, respectively.
Affiliated companies over which the Company exercised a significant influence at December 31, 2020, included:

Entity	Ownership Interest Percentage at December 31, 2020
RTS Packaging JVCO	35.0%
Cascades Conversion, Inc.	50.0%
Cascades Sonoco, Inc.	50.0%
Showa Products Company Ltd.	22.2%
Papertech Energía, S.L.	25.0%
Weidenhammer New Packaging, LLC	40.0%
Also included in the investment totals above is the Company’s 19.5% ownership in a small tubes and cores business in Chile and its 12.2% ownership in a small paper recycling business in Finland. These investments are accounted for under the cost method as the Company does not have the ability to exercise significant influence over them.
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
Revenue recognition
The Company records revenue when control is transferred to the customer. Revenue is recognized at a point in time when control transfers to the customer either upon shipment or delivery, depending on the terms of sale. When that is not the case, control transfers over time in conjunction with production in cases where the Company is entitled to payment with margin for products produced that are customer specific and without alternative use. The Company recognizes over time revenue under the input method as goods are produced. The Company commonly enters into Master Supply Arrangements (MSA) with customers to provide goods and/or services over specific time periods. Customers submit purchase orders with quantities and prices to create a contract for accounting purposes. Shipping and handling expenses are considered a fulfillment cost, and included in "Cost of Sales," and freight charged to customers is included in "Net Sales" in the Company's Consolidated Statements of Income.
The Company has rebate agreements with certain customers. These rebates are recorded as reductions of sales and are accrued using sales data and rebate percentages specific to each customer agreement. Accrued customer rebates are included in "Accrued expenses and other" in the Company's Consolidated Balance Sheets.
Payment terms under the Company's arrangements are typically short term in nature. The Company provides prompt payment discounts to certain customers if invoices are paid within a predetermined period. Prompt payment discounts are treated as a reduction of revenue and are determinable within a short period after the originating sale.
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
Sales to the Company’s largest customer accounted for approximately 4% of the Company’s net sales in 2020, 5% in 2019 and 4% in 2018, primarily in the Consumer Packaging segment. Receivables from this customer accounted for approximately 3% of the Company’s total trade accounts receivable at December 31, 2020 and 8% at December 31, 2019. The Company’s next largest customer comprised approximately 4% of the Company’s net sales in 2020, 4% in 2019 and 4% in 2018.
Certain of the Company’s customers sponsor and actively promote multi-vendor supply chain finance arrangements and, in a limited number of cases, the Company has agreed to participate. Accordingly, approximately 11% and 9% of consolidated annual sales were settled under these arrangements in 2020 and 2019, respectively.
F-7 FORM 10-K SONOCO 2020 ANNUAL REPORT

Accounts payable and supply chain financing
During 2020, the Company began facilitating a voluntary supply chain financing program (the "program") to provide certain of its suppliers with the opportunity to sell receivables due from the Company to the participating financial institution in the program. Such sales are conducted at the sole discretion of both the suppliers and the financial institution on a non-recourse basis at a rate that leverages the Company's credit rating and thus might be more beneficial to the supplier. No guarantees are provided by the Company or any of our subsidiaries under the program. The Company's responsibility is limited to making payment on the terms originally negotiated with its suppliers, regardless of whether the suppliers sell their receivables to the financial institution. The Company does not enter into any agreements with suppliers regarding their participation in the program. The amount owed to the participating financial institution under the program and included in accounts payable was $38,900 at December 31, 2020.
Research and development
Research and development costs are charged to expense as incurred and include salaries and other directly related expenses. Research and development costs totaling approximately $22,000 in 2020, $23,300 in 2019 and $23,200 in 2018 are included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income.
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
Cash and cash equivalents
Cash equivalents are composed of highly liquid investments with an original maturity to the Company of generally three months or less when purchased. Cash equivalents are recorded at cost, which approximates market. As part of its cash management system, the Company uses “zero balance” accounts to fund disbursements. Under this system, the bank balance is zero at the end of each day, while the book balance is usually a negative amount due to reconciling items such as outstanding checks. Changes in these book cash overdrafts are reported as cash flows from financing activities.
Inventories
Inventories are stated at the lower of cost or net realizable value. The last-in, first-out (LIFO) method is used for the valuation of certain of the Company’s domestic inventories, primarily metal, internally manufactured paper and paper purchased from third parties.
The LIFO method of accounting was used to determine the carrying costs of approximately 15% and 13% of total inventories at December 31, 2020 and 2019, respectively. The remaining inventories are determined on the first-in, first-out (FIFO) method.
If the FIFO method of accounting had been used for all inventories, total inventory would have been higher by $20,371 and $18,854 at December 31, 2020 and 2019, respectively.
Property, plant and equipment
Plant assets represent the original cost of land, buildings and equipment, less depreciation, computed under the straight-line method over the estimated useful lives of the assets, and are reviewed for impairment whenever events indicate the carrying value may not be recoverable. Equipment lives generally range from 3 to 11 years, and buildings range from 15 to 40 years.
Expenditures for repairs and maintenance are charged to expense as incurred. When properties are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the asset and related allowance accounts. Gains or losses are credited or charged to income as incurred.
Timber resources are stated at cost. Depletion is charged to operations based on the estimated number of units of timber cut during the year.
Leases
At the inception of a contract, the Company assesses whether the contract is, or contains, a lease. The assessment is based on (1) whether the contract involves the use of a distinct identified asset, (2) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether the Company has the right to direct the use of the asset. When the Company determines a lease exists, a leased asset and corresponding lease liability are recorded on its consolidated balance sheet. Lease contracts with a term of 12 months or less are not recorded on the consolidated balance sheet. Leased assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation arising from the lease. The Company’s leased assets and liabilities may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise those options. The Company has lease agreements with non-lease components that relate to lease components (e.g., common area maintenance such as cleaning or landscaping, etc.). The Company accounts for each lease and any non-lease components associated with that lease as a single lease component for all underlying asset classes in accordance with the scope of the lease accounting standard.
Leased assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the implicit rate in the Company's leases is not readily determinable, the Company calculates its lease liabilities using discount rates based upon the Company’s incremental secured borrowing rate, which contemplates and reflects a particular geographical region’s interest rate for the leases active within that region of the Company’s global operations. The Company further utilizes a portfolio approach by assigning a “short” rate to contracts with lease terms of 10 years or less and a “long” rate for contracts greater than 10 years. Lease payments may be fixed or variable, however, only fixed payments or in-substance fixed payments are included in determining the lease liability. Variable lease payments are recognized in operating expenses in the period in which the obligation for those payments is incurred.
The Company recognizes fixed lease expense for operating leases on a straight-line basis over the lease term. For finance leases, the Company recognizes interest expense on the lease liability over the lease term and the finance lease asset balance is amortized on a straight-line basis.
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
F-8 FORM 10-K SONOCO 2020 ANNUAL REPORT

exceeds the reporting unit’s fair value. This quantitative test considers factors such as the amount by which estimated fair value exceeds current carrying value, current year operating performance as compared to prior projections, and implied fair values from comparable trading and transaction multiples.
In determining the fair value of the reporting units, management considered both the income approach and the market approach. Fair value was estimated using a discounted cash flow model based on projections of future years’ operating results and associated cash flows combined with comparable trading and transaction multiples. The calculated estimated fair value of the reporting unit reflects a number of significant management assumptions and estimates including the forecast of sales growth, contribution margins, selling, general and administrative expenses, and discount rate. Changes in these assumptions could materially impact the estimated fair value.
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
Business combinations
The Company’s acquisitions of businesses are accounted for in accordance with ASC 805, "Business Combinations." The Company recognizes the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquired business at their fair values as of the date of acquisition. Goodwill is measured as the excess of consideration transferred, also measured at fair value, over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. The acquisition method of accounting requires the Company to make significant estimates and assumptions regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of identifiable intangible assets, deferred tax asset valuation allowances, liabilities including those related to debt, pensions and other postretirement plans, uncertain tax positions, contingent consideration and contingencies. This method also requires the Company to refine these estimates over a measurement period not to exceed one year to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If the Company is required to adjust provisional amounts that were recorded for the fair values of assets and liabilities in connection with acquisitions, these adjustments could have a material impact on our financial condition and results of operations.
Significant estimates and assumptions in estimating the fair value of acquired customer relationships, technology, and other identifiable intangible assets include future cash flows that the Company expects to generate from the acquired assets. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, the Company could record impairment charges. In addition, the Company has estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If the estimates of the economic lives change, depreciation or amortization expenses could be increased or decreased, or the acquired asset could be impaired.
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

F-9 FORM 10-K SONOCO 2020 ANNUAL REPORT

2. New accounting pronouncements
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
In December 2019, the FASB issued ASU 2019-12 "Income Taxes," which provides for certain updates to reduce complexity in the accounting for income taxes, including the utilization of the incremental approach for intraperiod tax allocation, among others. The amendments in ASU 2019-12 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company does not expect the implementation of ASU 2019-12 to have a material effect on its consolidated financial statements.
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
In August 2018, the FASB issued ASU 2018-14 "Compensation-Retirement Benefits-Defined Benefit Plans-General," which modifies certain disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The Company adopted the standard effective January 1, 2020. The adoption did not have a material effect on the consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments," which requires measurement and recognition of expected versus incurred credit losses for financial assets held. The measurement of expected credit losses should be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. The Company adopted this standard on January 1, 2020 using a modified retrospective approach and recorded a cumulative-effect adjustment to retained earnings of $209, an increase to the allowance for doubtful accounts of $279, and a decrease to deferred income tax liabilities of $70 as of January 1, 2020.
In January 2016, the FASB issued ASU 2016-02, "Leases," requiring lessees to recognize on the balance sheet a right-of-use asset and lease liability for all long-term leases and requiring disclosure of key information about leasing arrangements in order to increase transparency and comparability among organizations. The Company adopted ASU 2016-02 as of January 1, 2019, using the modified retrospective transition method and elected to apply the optional transition approach prescribed by ASU 2018-11 which allows entities to initially apply the new leases standard at the adoption date, without adjusting comparative periods. Upon the adoption of ASU 2016-02, the Company recorded on its consolidated balance sheet right of use assets totaling $336,083 and lease liabilities totaling $344,362, as well as a cumulative effect adjustment to retained earnings of $6,771 and a $1,508 reduction to deferred tax liabilities.
Other than the pronouncements discussed above, there have been no other newly issued nor newly applicable accounting pronouncements that have had, or are expected to have, a material impact on the Company’s financial statements. Further, at December 31, 2020, there were no other pronouncements pending adoption that are expected to have a material impact on the Company’s consolidated financial statements.
3. Acquisitions and dispositions
Acquisitions
The Company completed two acquisitions during 2020 at a net cash cost of $49,446. On August 3, 2020, the Company completed the acquisition of Can Packaging, a privately owned designer and manufacturer of sustainable paper packaging and related manufacturing equipment, based in Habsheim, France, for $45,473, net of cash acquired. Can Packaging operates two paper can manufacturing facilities in France, along with a research and development center where it designs and builds patented packaging machines and sealing equipment. The acquisition of Can Packaging expands Sonoco's ability to provide innovative recyclable packaging in various shapes and sizes. Goodwill for Can Packaging, none of which is expected to be deductible for income tax purposes, consists of increased access to certain markets. Can Packaging's financial results from the date acquired are included in the Company's Consumer Packaging segment. Final consideration was subject to a post-closing adjustment for the change in working capital to the date of closing. This settlement occurred in January 2021 and resulted in the Company making an additional cash payment of approximately $1,600.
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
The preliminary fair values of the assets acquired in connection with the Can Packaging and Jacksonville acquisitions as of December 31, 2020 are as follows:

	Can Packaging	Jacksonville
Trade accounts receivable	$5,285	$—
Inventories	3,218	150
Property, plant and equipment	10,666	2,773
Goodwill	12,859	1,050
Other intangible assets	25,746	—
Payable to suppliers	(2,786)	—
Other net tangible assets/(liabilities)	(4,154)	—
Deferred income taxes, net	(5,361)	—
Net Assets	$45,473	$3,973

F-10 FORM 10-K SONOCO 2020 ANNUAL REPORT

The allocation of the purchase price of Can Packaging and Jacksonville to the tangible and intangible assets acquired and liabilities assumed was based on the Company's preliminary estimates of fair value, relying on information currently available. Management is continuing to finalize its valuations of certain assets and liabilities listed in the table above, and expects to complete its valuations within one year from their respective dates of acquisition.
The Company does not believe that the results of the businesses acquired in 2020 were material to the years presented, individually or in the aggregate, and are therefore not subject to the supplemental pro-forma information required by ASC 805. Accordingly, this information is not presented herein.
The Company completed two acquisitions during 2019 at a net cash cost of $297,926. On December 31, 2019, the Company completed the acquisition of Thermoform Engineered Quality, LLC, and Plastique Holdings, LTD, (together "TEQ"), for $187,292, net of cash acquired. The operations acquired consist of three thermoforming and extrusion facilities in the United States along with a thermoforming operation in the United Kingdom and thermoforming and molded-fiber manufacturing operation in Poland, which together employ approximately 500 associates. The acquisition of TEQ provides a strong platform to further expand Sonoco's growing healthcare packaging business. Final consideration was subject to a post-closing adjustment for the change in working capital to the date of closing. This adjustment was settled in April 2020 resulting in the receipt of cash from the sellers totaling $185.
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
During the year ended December 31, 2020, the Company finalized its valuations of the assets acquired and liabilities assumed in acquisitions completed during 2019. As a result, the following measurement period adjustments were made to the previously disclosed provisional fair values of assets and liabilities acquired:

	TEQ	Corenso
Trade Accounts Receivable	$(56)	$—
Inventories	(721)	(536)
Property, Plant and Equipment	(2,927)	—
Goodwill	2,918	616
Other intangible assets	800	—
Payable to suppliers	6	(80)
Other net tangible assets/(liabilities)	(617)	—
Deferred income taxes, net	412	—
Net assets	$(185)	$—

Goodwill for both TEQ and Corenso is comprised of the assembled workforce and increased access to certain markets. The amount of goodwill expected to be deductible for income tax purposes is $59,005 for TEQ and $0 for Corenso. The results of operations of TEQ and Corenso are reflected in the Company's Consumer Packaging segment and the Paper and Industrial Converted Products segment, respectively.
The Company does not believe that the results of the businesses acquired in 2019 were material to the years presented, individually or in the aggregate, and are therefore not subject to the supplemental pro-forma information required by ASC 805. Accordingly, this information is not presented herein.
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
On April 12, 2018, the Company completed the acquisition of Highland Packaging Solutions ("Highland"). Total consideration for this acquisition was $148,539, including net cash paid of $141,039, along with a contingent purchase liability of $7,500 payable in two annual installments if certain sales metrics are achieved. The first year's metric was met and the Company paid the first installment of $5,000 in 2019. The second installment of $2,500 was paid in the second quarter of 2020. During 2020, the Company also made final contingent payments totaling $500 related to the 2016 acquisition of AAR Corporation ("AAR"). The payments of these contingent obligations are reflected as financing activities on the Company's Consolidated Statement of Cash Flows for the years ended December 31, 2020 and December 31, 2019.
Highland's goodwill is comprised of increased access to certain markets as well as the value of the assembled workforce and is all expected to be deductible for income tax purposes. Highland's financial results are included in the Company's Consumer Packaging segment.
F-11 FORM 10-K SONOCO 2020 ANNUAL REPORT

The Company has accounted for these acquisitions as business combinations under the acquisition method of accounting, in accordance with the business combinations subtopic of the Accounting Standards Codification and, accordingly, has included their results of operations in the Company’s consolidated statements of net income from the respective dates of acquisition.
Dispositions
On November 30, 2020, the Company completed the divestiture of its European contract packaging business, Sonoco Poland Packaging Services Sp. z.o.o., to a subsidiary of Prairie Industries Holdings, a Wisconsin-based contract packaging and contract manufacturing firm backed by The Halifax Group. These operations provided full-service custom packaging and supply chain management solutions to global consumer product goods companies from three locations in Poland with approximately 2,600 employees. The selling price of $120,000 was adjusted at closing for certain indebtedness assumed by the buyer and for anticipated differences between targeted levels of working capital and the projected levels at the time of closing. The Company received net cash proceeds at closing of $105,913, with the buyer funding an escrow account with an additional $4,600, of which $4,000 is expected to be released to the Company upon final sales adjustments in the first quarter of 2021, and the remainder, pending any indemnity claims, in the second quarter of 2022. The Company also anticipates that final working capital settlements will result in additional cash proceeds of approximately $2,500 in the first quarter of 2021. Transaction fees totaling $2,502 were paid out of the proceeds received. Assets and liabilities disposed of in the sale included trade accounts receivable of $39,790, inventories of $39,704, property, plant and equipment of $7,948, goodwill of $76,828, trade accounts payable of $48,289, and other net tangible liabilities totaling $3,320. Cumulative currency translation adjustment losses of $12,366 associated with this entity were reclassified from accumulated other comprehensive income and recognized as a part of the pre-tax loss on the sale of the entity which totaled $14,516. The decision to sell the European contract packaging business is part of the Company's efforts to simplify its operating structure to focus on growing its core Consumer and Industrial packaging businesses. This sale is not expected to notably affect operating margin percentages, nor does it represent a strategic shift for the Company that will have a major effect on the entity’s operations and financial results. Consequently, the sale did not meet the criteria for reporting as a discontinued operation. The net proceeds were used to repay certain of the Company's short-term debt. There were no dispositions during the years ended 2019 or 2018.
The Company continually assesses its operational footprint as well as its overall portfolio of businesses and may consider the disposition of plants and/or business units it considers to be suboptimal or nonstrategic.
Acquisition and Disposition-Related Costs
Acquisition and disposition-related costs of $4,671, $8,842 and $14,446 were incurred in 2020, 2019 and 2018, respectively. These costs, consisting primarily of legal and professional fees, are included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income. Acquisition and disposition-related costs incurred in 2018 also include the previously discussed charge related to the acquisition-date fair value remeasurement of the Company's 30 percent investment in Conitex Sonoco and the foreign currency translation losses related to this investment.
4. Restructuring and asset impairment
Due to its geographic footprint and the cost-competitive nature of its businesses, the Company is constantly seeking the most cost-effective means and structure to serve its customers and to respond to fundamental changes in its markets. As such, restructuring costs have been and are expected to be a recurring component of the Company's operating costs. The amount of these costs can vary significantly from year to year depending upon the scope, nature, and location of the restructuring activities.
Following are the total restructuring and asset impairment charges, net of adjustments, recognized during the periods presented:

	Year Ended December 31,
	2020	2019	2018
Restructuring and restructuring-related asset impairment charges	$67,729	$44,819	$40,071
Other asset impairments	77,851	15,061	—
Restructuring/Asset impairment charges	$145,580	$59,880	$40,071

"Restructuring and restructuring-related asset impairment charges" and "Other asset impairments" are included in “Restructuring/Asset impairment charges” in the Consolidated Statements of Income.
The Company expects to recognize future additional costs totaling approximately $5,000 in connection with previously announced restructuring actions. The Company believes that the majority of these charges will be incurred and paid by the end of 2021.
The table below sets forth restructuring and restructuring-related asset impairment charges by type incurred:

	Year Ended December 31,
	2020	2019	2018
Severance and Termination Benefits	$36,997	$24,864	$15,224
Asset Impairment/Disposal of Assets	22,394	9,674	6193
Other Costs	8,338	10,281	18,654
Total restructuring and restructuring-related asset impairment charges	$67,729	$44,819	$40,071

F-12 FORM 10-K SONOCO 2020 ANNUAL REPORT

The table below sets forth restructuring and restructuring-related asset impairment charges by reportable segment:

	Year Ended December 31,
	2020	2019	2018
Consumer Packaging	27,422	34,850	$15,205
Display and Packaging	5,043	2,459	18,800
Paper and Industrial Converted Products	32,537	4,927	4,301
Protective Solutions	503	519	1,532
Corporate	2,224	2,064	233
Total restructuring and restructuring-related asset impairment charges	$67,729	$44,819	$40,071

The following table sets forth the activity in the restructuring accrual included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets:

Accrual Activity	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Liability, December 31, 2018	$5,293	$—	$2,279	$7,572
2019 charges	24,864	9,674	10,281	44,819
Cash (payments)/receipts	(19,386)	5,225	(11,983)	(26,144)
Asset write downs/disposals	—	(14,899)	—	(14,899)
Foreign currency translation	(6)	—	15	9
Liability, December 31, 2019	$10,765	$—	$592	$11,357
2020 charges	36,997	22,394	8,338	67,729
Cash (payments)/receipts	(32,189)	6,963	(9,570)	(34,796)
Asset write downs/disposals	—	(29,357)	1,143	(28,214)
Foreign currency translation	382	—	8	390
Liability, December 31, 2020	$15,955	$—	$511	$16,466

The Company expects to pay the majority of the remaining restructuring reserves by the end of 2021 using cash generated from operations.
"Severance and Termination Benefits" in 2020 include the cost of severance provided to employees terminated as the result of the closures of a paper mill in Canada, a paper machine in the United States, a cone operation in Europe, and four tube and core plants, one in Europe and three in the United States (all part of the Paper and Industrial Converted Products segment); the closure of a paperboard specialties plant in the United States (part of the Display and Packaging segment); and the closure of two graphic design operations, one in the United States and one in the United Kingdom (part of the Consumer Packaging segment). Severance costs were also incurred in the Consumer Packaging segment as a result of consolidation efforts in the Company's perimeter-of-the-store thermoforming operations on the west coast of the United States and Mexico. This consolidation will result in the closure of a manufacturing facility in the United States and the conversion of a manufacturing facility in Mexico into a warehouse and distribution center. In addition, the charges include the cost of severance for approximately 275 employees whose positions were eliminated in conjunction with the Company's ongoing organizational effectiveness efforts.
"Asset Impairment/Disposal of Assets" recognized in 2020 consist of the following asset impairment charges: $14,870 from consolidations in the Company's perimeter-of-the-store thermoforming operations, $6,507 from the closure of a paper mill in Canada, $2,503 from the closure of a paper machine in the United States, $323 from the closure of a graphic design operation in the United States, and $1,322 from various other restructuring actions during 2020. Partially offsetting these losses were net gains of $3,131 from the sales of a tubes and core facility in the United States and several other buildings associated with previously closed facilities. Proceeds totaling $6,963 were received from the sales of these buildings which had a combined remaining net book value of $3,832 at the time of sale.
"Other Costs" in 2020 consist primarily of costs related to plant closures including equipment removal, utilities, plant security, property taxes and insurance.
"Severance and Termination Benefits" in 2019 include the cost of severance provided to employees terminated as the result of the elimination of a forming film production line at a flexible packaging facility in Illinois, the closures of a composite can and injection molding facility in Germany, a composite can plant in Malaysia, a molded plastics plant in the United States (all part of the Consumer Packaging segment), and three tube and core plants - one in the United Kingdom, one in Norway, and one in Estonia (all part of the Paper and Industrial Converted Products segment). Additional severance charges were incurred with the exit of a protective packaging facility in Texas (part of the Protective Solutions segment) and as a result of the elimination of 223 positions in conjunction with the Company's ongoing organizational effectiveness efforts.
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

F-13 FORM 10-K SONOCO 2020 ANNUAL REPORT

Other Asset Impairments
The Company recognized other asset impairment charges totaling $77,851 in 2020. In the fourth quarter of 2020, management concluded that certain long-lived assets of the Company's perimeter-of-the-store thermoforming operations, part of the Consumer Packaging segment, were impaired as the projected undiscounted cash flows from these assets were not sufficient to recover their carrying value. As a result, the Company recognized pretax impairment charges of $39,604 on intangible assets, $22,899 on fixed assets, and $9,714 on leased assets for a total of $72,217. In addition, the Company recognized impairment charges totaling $2,155 related to certain intangible assets within the temperature-assured packaging business, part of the Protective Packaging segment, as the value of the projected undiscounted cash flows from these assets was no longer sufficient to recover their carrying values, $2,563 related to fixed assets that were determined to be obsolete due to a change in strategy within the global Rigid Paper Containers business, part of the Consumer Packaging segment, and $916 related to certain buildings and inventory at its Hartsville manufacturing complex, part of the Paper and Industrial Converted Products segment, that were determined to have been rendered obsolete by the Company's new Project Horizon initiative.
During the Company's 2019 long-lived asset impairment testing, management concluded that certain assets within the temperature-assured packaging business, part of the Protective Packaging segment, were impaired as the value of the projected cash flows from these assets was no longer sufficient to recover their carrying values. As a result, the Company recognized a pretax asset impairment charge of $10,099. Also during this testing, the Company impaired the assets and inventory associated with a plastic can business line in the United States (part of the Consumer Packaging segment) due to the inability to generate sufficient revenues associated with this product offering. As a result, the Company recognized an asset impairment charge of $4,054. In addition, the single customer served using certain proprietary technology in our flexible packaging business ended its relationship with Sonoco in 2019, resulting in the recognition of a pretax asset impairment charge for the remaining net book value of fixed assets and intangible assets totaling $908.
These asset impairment charges are included in “Restructuring/Asset impairment charges” in the Company’s Consolidated Statements of Income.
5. Book overdrafts and cash pooling
At December 31, 2020 and 2019, outstanding checks totaling $29,719 and $8,796, respectively, were included in “Payable to suppliers” on the Company’s Consolidated Balance Sheets. In addition, outstanding payroll checks of $65 and $38 as of December 31, 2020 and 2019, respectively, were included in “Accrued wages and other compensation” on the Company’s Consolidated Balance Sheets.
The Company uses a notional pooling arrangement with an international bank to help manage global liquidity requirements. Under this pooling arrangement, the Company and its participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits, and has the right to offset the cash deposits against the borrowings, the bank provides the Company and its participating subsidiaries favorable interest terms on both. The Company’s Consolidated Balance Sheets reflect a net cash deposit under this pooling arrangement of $4,809 and $4,409 as of December 31, 2020 and 2019, respectively.
6. Property, plant and equipment
Details of the Company's property, plant and equipment at December 31 are as follows:

	2020	2019
Land	$119,262	$114,443
Timber resources	42,310	42,338
Buildings	566,529	560,334
Machinery and equipment	3,191,008	3,077,500
Construction in progress	132,223	143,021
	4,051,332	3,937,636
Accumulated depreciation and depletion	(2,807,222)	(2,650,794)
Property, plant and equipment, net	$1,244,110	$1,286,842

Depreciation and depletion expense amounted to $201,004 in 2020, $186,540 in 2019 and $188,533 in 2018.
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
F-14 FORM 10-K SONOCO 2020 ANNUAL REPORT

The following table sets forth the balance sheet location and values of the Company’s lease assets and lease liabilities at December 31, 2020 and December 31, 2019:

Classification	Balance Sheet Location	December 31, 2020	December 31, 2019
Lease Assets
Operating lease assets	Right of Use Asset - Operating Leases	$296,020	$298,393
Finance lease assets	Other Assets	36,267	34,858
Total lease assets		$332,287	$333,251

Lease Liabilities
Current operating lease liabilities	Accrued expenses and other	$52,138	$54,048
Current finance lease liabilities	Notes payable and current portion of debt	4,663	10,803
Total current lease liabilities		$56,801	$64,851

Noncurrent operating lease liabilities	Noncurrent Operating Lease Liabilities	$262,048	$253,992
Noncurrent finance lease liabilities	Long-term Debt, Net of Current Portion	33,280	22,274
Total noncurrent lease liabilities		$295,328	$276,266
Total lease liabilities		$352,129	$341,117

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
The following table sets forth the components of the Company's total lease cost for the years ended December 31, 2020 and 2019:

Lease Cost		Twelve months ended December 31, 2020	Twelve Months Ended December 31, 2019
Operating lease cost	(a)	$58,678	$61,845
Finance lease cost:
Amortization of lease asset	(a) (b)	7,387	6,965
Interest on lease liabilities	(c)	1,050	763
Variable lease cost	(a) (d)	36,758	51,616
Impairment charges	(e)	11,340	—
Total lease cost		$115,213	$121,189

(a) Production-related and administrative amounts are included in cost of sales and selling, general and administrative expenses, respectively.
(b) Included in depreciation and amortization.
(c) Included in interest expense.
(d) Also includes short term lease costs, which are deemed immaterial.
(e) Impairment charges are included in "Restructuring/asset impairment charges" in the Company's Consolidated Statements of Net Income. See Note 4 for more information.

In compliance with ASC 842, the Company must provide the prior year disclosures required under the previous lease guidance (ASC 840) for comparative periods presented herein. Rental expense under operating leases was $80,300 for the year ended December 31, 2018.

F-15 FORM 10-K SONOCO 2020 ANNUAL REPORT

The following table sets forth the five-year maturity schedule of the Company's lease liabilities as of December 31, 2020:

Maturity of Lease Liabilities	Operating Leases	Finance Leases	Total
2021	$53,429	$4,799	$58,228
2022	46,242	4,475	50,717
2023	41,068	4,663	45,731
2024	34,427	3,503	37,930
2025	28,909	2,977	31,886
Beyond 2025	196,918	26,739	223,657
Total lease payments	$400,993	$47,156	$448,149
Less: Interest	86,807	9,213	96,020
Lease Liabilities	$314,186	$37,943	$352,129

The following tables set forth the Company's weighted average remaining lease term and discount rates used in the calculation of its outstanding lease liabilities at December 31, 2020 and 2019, along with other lease-related information for the years ended December 31, 2020 and 2019:

Lease Term and Discount Rate	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (years):
Operating leases	11.8	10.2
Finance leases	12.9	3.8
Weighted-average discount rate:
Operating leases	4.28%	4.74%
Finance leases	2.94%	2.97%

Other Information	Twelve months ended December 31, 2020	Twelve Months Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$58,305	$61,532
Operating cash flows used by finance leases	$1,050	$763
Financing cash flows used by finance leases	$7,437	$7,989
Leased assets obtained in exchange for new operating lease liabilities	$90,361	$28,762
Leased assets obtained in exchange for new finance lease liabilities	$23,117	$24,106

8. Goodwill and other intangible assets
Goodwill
The changes in the carrying amount of goodwill by segment for the year ended December 31, 2020, are as follows:

	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Total
Balance as of January 1, 2020	$691,243	$203,414	$303,041	$231,648	$1,429,346
Acquisitions	12,860	—	1,050	—	13,910
Dispositions	—	(76,828)	—	—	(76,828)
Measurement period adjustments	2,917	—	616	—	3,533
Foreign currency translation	10,604	—	8,310	380	19,294
Balance as of December 31, 2020	$717,624	$126,586	$313,017	$232,028	$1,389,255

Acquisitions resulted in the addition of $13,910 of goodwill in 2020, including $12,860 from the acquisition of Can Packaging and $1,050 from the acquisition of a small tube and core operation in Jacksonville, Florida. The sale of the Company's European contract packaging business on November 30, 2020, resulted in the disposition of goodwill totaling $76,828. Measurement period adjustments made during 2020 to the fair values of the assets acquired and liabilities assumed in the prior year acquisitions of Corenso and TEQ, resulted in adjustments to goodwill of $616 and $2,918, respectively. See Note 3 for additional information.
The Company assesses goodwill for impairment annually during the third quarter, or from time to time when warranted by the facts and circumstances surrounding individual reporting units or the Company as a whole. The Company completed its most recent annual goodwill impairment testing during the third quarter of 2020. As part of this testing, the Company analyzed certain qualitative and quantitative factors in determining goodwill impairment. The Company's assessments reflected a number of significant management assumptions and estimates including sales growth, contribution margins, selling, general and administrative expenses, and discount rates. Changes in these assumptions
F-16 FORM 10-K SONOCO 2020 ANNUAL REPORT

could materially impact the Company's conclusions. Based on its assessments, the Company concluded that there was no impairment of goodwill for any of its reporting units.
Although no reporting units failed the assessments noted above, in management’s opinion, the goodwill of the Display and Packaging reporting unit is at risk of impairment in the near term if there is a negative change in the long-term outlook for the business or in other factors such as the discount rate. A large portion of projected sales in this reporting unit is concentrated in several major customers, the loss of any of which could impact the Company's conclusion regarding the likelihood of goodwill impairment for the unit. Total goodwill associated with this reporting unit was $126,586 at December 31, 2020. Based on the latest annual impairment test, the estimated fair value of the Display and Packaging reporting unit exceeded its carrying value by approximately 5.2%. In its 2019 annual goodwill impairment analysis, projected future cash flows for Display and Packaging were discounted at 9.1%. Based on the discounted cash flow model and holding other valuation assumptions constant, Display and Packaging projected operating profits across all future periods would have to be reduced approximately 2.1%, or the discount rate increased to 10.6%, in order for the estimated fair value to fall below the reporting unit’s carrying value.
In addition, the results of the Conitex reporting unit have been negatively impacted by the economic impact of the COVID-19 pandemic due to end-market weakness, particularly in textiles, as well as certain customers' plants being temporarily shut down to contain the spread of the virus. Management currently expects customer demand will begin to increase over the next few quarters and approach pre-pandemic levels late next year or the year after. However, should it become apparent that the post-COVID-19 recovery is likely to be weaker, or significantly delayed, compared to management’s current expectations, a goodwill impairment charge may be possible in the future. Total goodwill associated with this reporting unit was $33,767 at December 31, 2020. In the latest annual impairment test, the estimated fair value of the Conitex reporting unit was determined to exceed its carrying value by approximately 6.9%. In this analysis, projected future cash flows for Conitex were discounted at 10.8% . Based on the discounted cash flow model and holding other valuation assumptions constant, Conitex projected operating profits across all future periods would have to be reduced approximately 6.2% , or the discount rate increased to 12.2%, in order for the estimated fair value to fall below the reporting unit’s carrying value.
During the time subsequent to the annual evaluation, and at December 31, 2020, the Company considered whether any events and/or changes in circumstances had resulted in the likelihood that the goodwill of any of its reporting units may have been impaired. It is management's opinion that no such events have occurred.

Other intangible assets
Details at December 31 are as follows:

	2020	2019
Other Intangible Assets, Gross:
Patents	$29,325	$26,096
Customer lists	622,430	632,036
Trade names	32,088	32,427
Proprietary technology	22,813	24,525
Other	2,831	2,297
Other Intangible Assets, Gross	$709,487	$717,381
Accumulated Amortization:
Patents	$(14,511)	$(11,669)
Customer lists	(339,159)	(287,831)
Trade names	(12,156)	(9,985)
Proprietary technology	(19,833)	(17,910)
Other	(1,894)	(1,694)
Accumulated Amortization	$(387,553)	$(329,089)
Other Intangible Assets, Net	$321,934	$388,292

The Company recorded $25,746 in intangible assets, primarily customer lists and patents, related to the August 2020 acquisition of Can Packaging. These intangibles will be amortized over an average useful life of 14 years. Measurement period adjustments made during 2020 to the fair value of the intangible assets, primarily customer lists, acquired in the prior year acquisition of TEQ, resulted in an increase of $800. Also during 2020, the Company recognized impairments of intangible assets totaling $39,604 in its perimeter-of-the-store thermoforming operations and $2,155 in its temperature-assured packaging business. These impairments related primarily to patents, customer lists, and proprietary technology and were reflected as reductions in "Other Intangible Assets, Gross" in the table above. See "Other Asset Impairments" in Note 4 for additional information.
Aggregate amortization expense on intangible assets was $52,899, $51,580 and $47,177 for the years ended December 31, 2020, 2019 and 2018, respectively. Amortization expense on intangible assets is expected to approximate $47,700 in 2021, $44,300 in 2022, $40,400 in 2023, $34,000 in 2024 and $24,300 in 2025.
F-17 FORM 10-K SONOCO 2020 ANNUAL REPORT

9. Debt
Details of the Company's debt at December 31 were as follows:

	2020	2019
Commercial paper, average rate of 0.75% in 2020 and 2.40% in 2019	$—	$250,000
Wells Fargo term loan, due May 2021	—	200,000
Syndicated bank term loan, due July 2022	—	146,569
1.00% Euro loan due May 2021	183,662	167,272
9.2% debentures due August 2021	4,320	4,318
4.375% debentures due November 2021	249,741	249,428
3.125% debentures due May 2030	594,687	—
5.75% debentures due November 2040	599,279	599,244
Other foreign denominated debt, average rate of 2.2% in 2020 and 5.3% in 2019	15,522	16,734
Finance lease obligations	37,943	33,077
Other notes	15,070	14,727
Total debt	$1,700,224	$1,681,369
Less current portion and short-term notes	455,784	488,234
Long-term debt	$1,244,440	$1,193,135

On July 20, 2017, the Company entered into a Credit Agreement in connection with a $750,000 bank credit facility with a syndicate of eight banks replacing an existing credit facility entered into on October 2, 2014, and reflecting substantially the same terms and conditions. Included in the new facility are a $500,000 five-year revolving credit facility, committed through July 2022, and a $250,000 five-year term loan. Interest on the borrowings under the Credit Agreement are assessed at the London Interbank Offered Rate (LIBOR) plus a margin based on a pricing grid that uses the Company's credit ratings. Borrowings under the Credit Agreement may be prepaid at the discretion of the Company at any time. The syndicated bank term loan had annual amortization payments totaling $12,500. The Company repaid the remaining loan balance on November 30, 2020 using proceeds from the sale of its European contract packaging business and other available cash.
The $500,000 revolving credit facility supports the Company's $500,000 commercial paper program. The Company has the contractual right to draw funds directly on the underlying bank credit facility, which could possibly occur if there were a disruption in the commercial paper market. The Company had no commercial paper outstanding at December 31, 2020 and $250,000 outstanding at December 31, 2019.
In addition to the $500,000 committed revolving bank credit facility, the Company had approximately $250,673 available under unused short-term lines of credit at December 31, 2020. These short-term lines of credit are available for general corporate purposes of our subsidiaries, including working capital and hedging requirements.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenants currently require the Company to maintain a minimum level of interest coverage, and a minimum level of net worth, as defined in the agreements. As of December 31, 2020, the Company's interest coverage and net worth were substantially above the minimum levels required under these covenants.
The Company undertook several actions in 2020 to secure liquidity in light of volatility in the credit markets and economic uncertainty caused by the COVID-19 pandemic.
On March 18, 2020, the Company borrowed $150,000, pursuant to a new 364-day term loan with Wells Fargo Bank, National Association, using the proceeds to repay a portion of outstanding commercial paper. Interest was assessed at LIBOR plus a margin based on a pricing grid that used the Company’s credit ratings. There was no required amortization and repayment could be accelerated at any time at the discretion of the Company. The Company repaid this loan on July 20, 2020.
On April 1, 2020, the Company accessed $250,000 from its revolving credit facility. The Company used $85,000 of the proceeds to fully repay its then outstanding commercial paper balance and the remaining proceeds were invested in short-term cash equivalents with maturities of 30 days or less. The Company repaid the $250,000 borrowed under its revolving credit facility on May 5, 2020.
On April 6, 2020, the Company borrowed $100,000, pursuant to a new 364-day term loan with U.S. Bank, National Association. Interest was assessed at LIBOR plus a margin based on a pricing grid that used the Company's credit ratings. There was no required amortization and repayment could be accelerated at any time at the discretion of the Company. The Company repaid this loan on October 22, 2020.
On April 22, 2020, the Company sold through a public offering $600,000 of 3.125% notes due May 1, 2030. The offering was made pursuant to an effective shelf registration statement. This action was taken largely to mitigate the risk of possible future credit market dislocations triggered by the economic impact of the COVID-19 pandemic. The Company used the net proceeds from the offering of approximately $594,200 for general corporate purposes, including the repayment of existing debt.
In May 2020, the Company exercised its one-time option to extend the term of its 364-day, $200,000 term loan with Wells Fargo Bank, National Association to May 2021. Interest was assessed at LIBOR plus a margin based on a pricing grid that uses the Company's credit ratings. There was no required amortization and the repayment could be accelerated at any time at the discretion of the Company. The Company repaid this loan on October 22, 2020.
The principal requirements of debt maturing in the next five years are:

	2021	2022	2023	2024	2025
Debt maturities by year	$455,784	$5,448	$5,034	$3,899	$3,520

F-18 FORM 10-K SONOCO 2020 ANNUAL REPORT

10. Financial instruments and derivatives
The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments for which the carrying amount differs from the fair value.

	December 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, net of current portion	$1,244,440	$1,538,132	$1,193,135	$1,351,397
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
Cash Flow Hedges
At December 31, 2020 and 2019, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. These contracts, which have maturities ranging to December 2022, qualify as cash flow hedges under U.S. GAAP. For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same income statement line item as the earning effect of the hedged item.
Commodity Cash Flow Hedges
The Company has entered into certain derivative contracts to manage some of the cost of anticipated purchases of natural gas and aluminum. At December 31, 2020, natural gas swaps covering approximately 7.1 million MMBTUs were outstanding. These contracts represent approximately 67% and 23% of anticipated usage in North America for 2022 and 2021, respectively. Additionally, the Company had swap contracts covering 3,860 metric tons of aluminum representing approximately 57% of anticipated usage for 2021. The total fair values of the Company’s commodity cash flow hedges were in net loss positions totaling $(647) and $(1,625) at December 31, 2020 and December 31, 2019, respectively. The amount of the loss included in accumulated other comprehensive loss at December 31, 2020, expected to be reclassified to the income statement during the next twelve months is $(644).
Foreign Currency Cash Flow Hedges
The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales, purchases, and capital spending expected to occur in 2021. The net positions of these contracts at December 31, 2020, were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	Purchase	19,870,953
Mexican peso	Purchase	406,038
Polish zloty	Purchase	79,265
Canadian dollar	Purchase	15,173
British pound	Purchase	5,554
Turkish lira	Purchase	2,403
Euro	Sell	(3)
New Zealand dollar	Sell	(1,077)
Australian dollar	Sell	(1,681)
The fair values of the Company’s foreign currency cash flow hedges related to forecasted sales and purchases netted to a gain position of $602 and $1,058 at December 31, 2020 and December 31, 2019, respectively. Gains of $602 are expected to be reclassified from accumulated other comprehensive loss to the income statement during the next twelve months. In addition, the Company occasionally enters into forward contracts to hedge certain foreign currency cash flow transactions related to construction in progress. Gains or losses from these hedges are reclassified from accumulated other comprehensive income and included in the carrying value of the related fixed assets acquired. The net positions of these contracts were immaterial as of December 31, 2020 and December 31, 2019.
Net Investment Hedge
Beginning in January 2020, the Company was party to a cross-currency swap agreement with a notional amount of $250,000 to effectively convert a portion of the Company's fixed-rate U.S. dollar denominated debt, including the semi-annual interest payments, to fixed-rate euro-denominated debt. The swap agreement, which had a maturity of November 1, 2024, provided for the Company to receive semi-annual interest payments in U.S. dollars at a rate of 5.75% and pay interest in euros at a rate of 3.856%. The risk management objective was to manage foreign currency risk relating to net investments in certain European subsidiaries denominated in foreign currencies. As a result of significant strengthening of the U.S. dollar during the first quarter of 2020, as well as a reduction in the differential between U.S. and European interest rates, the fair market value of the swap position appreciated significantly. In March 2020, the Company terminated the swap agreement and received a net cash settlement of $14,480. The Company recorded this foreign currency translation gain in "Accumulated other comprehensive loss," net of a tax provision of $7,581.

F-19 FORM 10-K SONOCO 2020 ANNUAL REPORT

Other Derivatives
The Company routinely enters into forward contracts or swaps to economically hedge the currency exposure of intercompany debt and foreign currency denominated receivables and payables. The Company does not apply hedge accounting treatment under ASC 815 for these instruments. As such, changes in fair value are recorded directly to income and expense in the periods that they occur. The net positions of these contracts at December 31, 2020, were as follows (in thousands):

Currency	Action	Quantity
Indonesian rupiah	Purchase	29,213,187
Colombian peso	Purchase	17,542,813
Mexican peso	Purchase	380,301
Canadian dollar	Purchase	6,658
The Company has entered into certain other derivative contracts to manage the cost of purchases of diesel fuel. At December 31, 2020, diesel swaps covering approximately 1.6 million gallons were outstanding.
The fair value of the Company’s other derivatives was a gain of $599 and $54 at December 31, 2020 and 2019, respectively.
The following table sets forth the location and fair values of the Company’s derivative instruments:

		Fair Value at December 31
Description	Balance Sheet Location	2020	2019
Derivatives designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$867	$—
Commodity Contracts	Accrued expenses and other	$(1,512)	$(1,625)
Commodity Contracts	Other liabilities	$(2)	$—
Foreign Exchange Contracts	Prepaid expenses	$997	$1,236
Foreign Exchange Contracts	Accrued expenses and other	$(395)	$(178)
Derivatives not designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$484	$—
Foreign Exchange Contracts	Prepaid expenses	$140	$88
Foreign Exchange Contracts	Accrued expenses and other	$(25)	$(34)
While certain of the Company's derivative contract arrangements with its counterparties provide for the ability to settle contracts on a net basis, the Company reports its derivative positions on a gross basis. There are no collateral arrangements or requirements in these agreements.
The following tables set forth the effect of the Company’s derivative instruments on financial performance for the year ended December 31, 2020 and December 31, 2019:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income
Derivatives in Cash Flow Hedging Relationships:
Year Ended December 31, 2020
Foreign Exchange Contracts	$(3,596)	Net sales	$(6,662)
		Cost of sales	$3,576
Commodity Contracts	$(227)	Cost of sales	$(1,213)
Year Ended December 31, 2019
Foreign Exchange Contracts	$2,495	Net sales	$1,381
		Cost of sales	$(1,758)
Commodity Contracts	$216	Cost of sales	$270

F-20 FORM 10-K SONOCO 2020 ANNUAL REPORT

Description	Gain or (Loss) Recognized	Location of Gain or (Loss) Recognized in Income Statement
Derivatives not Designated as Hedging Instruments:
Year Ended December 31, 2020
Commodity Contracts	$226	Cost of sales
Foreign Exchange Contracts	$(358)	Selling, general and administrative
Year Ended December 31, 2019
Commodity Contracts	$—	Cost of sales
Foreign Exchange Contracts	$(704)	Selling, general and administrative

	Year Ended December 31, 2020		Year Ended December 31, 2019
Description	Revenue	Cost of Sales	Revenue	Cost of Sales
Total amount of income and expense line items presented in the Consolidated Statements of Income	$(6,662)	$2,363	$1,381	$(1,488)

Gain or (loss) on cash flow hedging relationships:
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into net income	$(6,662)	$3,576	$1,381	$(1,758)

Commodity contract:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into net income	$—	$(1,213)	$—	$270

F-21 FORM 10-K SONOCO 2020 ANNUAL REPORT

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
The following tables set forth information regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis:

Description	December 31, 2020	Assets measured at NAV (g)	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(647)	$—	$—	$(647)	$—
Foreign exchange contracts	602	—	—	602	—
Non-hedge derivatives, net:
Commodity contracts	484			484
Foreign exchange contracts	115	—	—	115	—

Postretirement benefit plan assets:
Common Collective Trust (a)	$7,750	$7,750	$—	$—	$—
Mutual funds(b)	152,756	—	—	152,756	—
Fixed income securities(c)	1,533,149	1,297,826	17	235,306	—
Short-term investments(d)	1,223	—	—	1,223	—
Hedge fund of funds(e)	67	67	—	—	—
Real estate funds(f)	552	552	—	—	—
Cash and accrued income	117,638	—	117,638	—	—
Total postretirement benefit plan assets	$1,813,135	$1,306,195	$117,655	$389,285	$—
Description	December 31, 2019	Assets measured at NAV (g)	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(1,625)	$—	$—	$(1,625)	$—
Foreign exchange contracts	1,058	—	—	1,058	—
Non-hedge derivatives, net:
Foreign exchange contracts	54	—	—	54	—

Postretirement benefit plan assets:
Common Collective Trust (a)	$1,212,114	$1,212,114	$—	$—	$—
Mutual funds(b)	171,198	—	—	171,198	—
Fixed income securities(c)	192,598	—	—	192,598	—
Short-term investments(d)	1,201	—	23	1,178	—
Hedge fund of funds(e)	75,108	75,108	—	—	—
Real estate funds(f)	938	938	—	—	—
Cash and accrued income	43,244	—	43,244	—	—
Total postretirement benefit plan assets	$1,696,401	$1,288,160	$43,267	$364,974	$—
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
F-22 FORM 10-K SONOCO 2020 ANNUAL REPORT

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
The Company does not currently have any nonfinancial assets or liabilities that are recognized or disclosed at fair value on a recurring basis. None of the Company's financial assets or liabilities are measured at fair value using significant unobservable inputs. There were no transfers in or out of Level 1 or Level 2 fair value measurements during the years ended December 31, 2020 or 2019. For additional fair value information on the Company's financial instruments, see Note 10.
12. Share-based compensation plans
The Company provides share-based compensation to certain employees and non-employee directors in the form of restricted stock units, performance contingent restricted stock units, and other share-based awards. Beginning in 2019, share-based awards were issued pursuant to the Sonoco Products Company 2019 Omnibus Incentive Plan (the "2019 Plan"), which became effective upon approval by the shareholders on April 17, 2019. Awards issued from 2014 through 2018 were issued pursuant to the Sonoco Products Company 2014 Long-Term Incentive Plan (the “2014 Plan”); awards issued from 2012 through 2013 were issued pursuant to the Sonoco Products Company 2012 Long-Term Incentive Plan (the “2012 Plan”); and awards issued from 2009 through 2011 were issued pursuant to the Sonoco Products Company 2008 Long-Term Incentive Plan (the “2008 Plan”).
A total of 12,000,000 shares of common stock are reserved for awards granted under the 2019 Plan. As of the April 17, 2019 effective date, the 2019 Plan superseded the 2014 Plan and became the only plan under which equity-based compensation may be awarded to employees and non-employee directors. However, any awards under any of the prior plans that were outstanding on the effective date of the 2019 Plan remain subject to the terms and conditions, and continue to be governed, by such prior plans. Awards issued between January 1 and April 16, 2019 were effectively issued under the 2019 Plan when such awards were transferred over to be applied against the 2019 Plan’s reserve. Share reserve reductions for restricted and performance-based stock awards originally granted under the 2014 Plan were weighted higher than stock appreciation rights in accordance with the shareholder-approved conversion formula included within the 2019 Plan. Awards granted under all previous plans which are forfeited, expire or are canceled without delivery of shares, or which result in forfeiture of shares back to the Company, will be added to the total shares available under the 2019 Plan. At December 31, 2020, a total of 9,877,022 shares remain available for future grant under the 2019 Plan. The Company issues new shares for stock appreciation right exercises and stock unit conversions. The Company’s stock-based awards to non-employee directors have not been material.
Accounting for share-based compensation
Total compensation cost for share-based payment arrangements was $10,607, $14,334 and $10,730, for 2020, 2019 and 2018, respectively. The related tax benefit recognized in net income was $2,686, $3,500, and $2,678, for the same years, respectively. Share-based compensation expense is included in “Selling, general and administrative expenses” in the Consolidated Statements of Income.
An “excess” tax benefit is created when the tax deduction for an exercised stock appreciation right, exercised stock option or converted stock unit exceeds the compensation cost that has been recognized in income. The additional net excess tax benefit realized was $2,528, $3,520 and $3,528 for 2020, 2019 and 2018, respectively.
Restricted Stock Units
The Company grants awards of restricted stocks units (RSUs) to executive officers and certain key management employees. These awards vest over a three-year period with one-third vesting on each anniversary date of the grant. Participants must be actively employed by the Company on the vesting date for shares to be issued, except in the event of the participant’s death, disability, or involuntary (or good reason) termination within two years of a change in control prior to full vesting, in which case shares will immediately vest. Once vested, these awards do not expire.
The Company from time to time grants special RSUs to certain of its executive officers and directors. These awards normally vest over a five-year period with one-third vesting on each of the third, fourth and fifth anniversaries of the grant, but in some circumstances may vest over a shorter period, or cliff vest at the end of the five-year period. Normally a participant must be actively employed by, or serving as a director of, the Company on the vesting date for shares to be issued, but the Company may make other arrangements in connection with termination of employment prior to the vesting date. Officers and directors can elect to defer receipt of RSUs, but key management employees are required to take receipt of stock issued. The weighted-average grant-date fair value of RSUs granted was $54.16, $57.76 and $48.36 per share in 2020, 2019 and 2018, respectively. The fair value of shares vesting during the year was $3,277, $3,217, and $6,900 for 2020, 2019 and 2018, respectively.
Noncash stock-based compensation associated with restricted stock grants totaled $4,549, $3,351 and $2,138 for 2020, 2019 and 2018, respectively. As of December 31, 2020, there was $5,468 of total unrecognized compensation cost related to nonvested restricted stock units. This cost is expected to be recognized over a weighted-average period of 33 months.

F-23 FORM 10-K SONOCO 2020 ANNUAL REPORT

The activity related to restricted stock units for the year ended December 31, 2020 is as follows:

	Nonvested	Vested	Total	Average Grant Date Fair Value Per Share
Outstanding, December 31, 2019	156,577	94,708	251,285	$46.14
Granted	146,937	—	146,937	$54.16
Vested	(63,976)	63,976	—
Converted	—	(85,612)	(85,612)	$45.29
Cancelled	(32,305)	—	(32,305)	$50.32
Dividend equivalents	2,350	2,791	5,141	$54.28
Outstanding, December 31, 2020	209,583	75,863	285,446	$50.19

Performance Contingent Restricted Stock Units
The Company grants performance contingent restricted stock units (PCSUs) annually on a discretionary basis to executive officers and certain key management employees. The ultimate number of PCSUs awarded is dependent upon the degree to which performance, relative to defined targets related to earnings, return on invested capital, and return on net assets employed, are achieved over a three-year performance cycle. PCSUs granted vest at the end of the three-year performance period if the respective performance targets are met. No units will be awarded if the performance targets are not met. Upon vesting, PCSUs are convertible into common shares on a one-for-one basis. Except in the event of the participant's death, disability, or retirement, if a participant is not employed by the Company at the end of the performance period, no PCSUs will vest. However, in the event of the participant’s death, disability or retirement prior to full vesting, shares will be issued on a pro rata basis up through the time the participant’s employment or service ceases. In the event of a change in control, as defined under the 2014 Plan and the 2019 Plan, all unvested PCSUs will vest at target on a pro rata basis if the change in control occurs during the three-year performance period.
The activity related to performance contingent restricted stock units for the year ended December 31, 2020 is as follows:

	Nonvested	Vested	Total	Average Grant Date Fair Value per Share
Outstanding, December 31, 2019	298,836	233,097	531,933	$44.65
Granted	153,219	—	153,219	$52.00
Performance adjustments	(125,917)	—	(125,917)	$51.03
Vested	(139,886)	139,886	—
Converted	—	(208,850)	(208,850)	$37.95
Cancelled	(29,130)	—	(29,130)	$55.04
Dividend equivalents	—	2,299	2,299	$59.43
Outstanding, December 31, 2020	157,122	166,432	323,554	$49.15
2020 PCSU. As of December 31, 2020, the 2020 PSCUs to be awarded are estimated to range from 0 to 304,370 units and are tied to the three-year performance period ending December 31, 2022.
2019 PCSU. As of December 31, 2020, the 2019 PCSUs to be awarded are estimated to range from 0 to 166,080 units and are tied to the three-year performance period ending December 31, 2021.
2018 PCSU. The performance cycle for the 2018 PCSUs was completed on December 31, 2020. Outstanding stock units of 139,886 were determined to have been earned. The fair value of these units was $8,288 as of December 31, 2020.
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

The weighted-average grant-date fair value of PCSUs granted was $52.00, $56.04, and $46.33 per share in 2020, 2019 and 2018, respectively. Noncash stock-based compensation associated with PCSUs totaled $2,023, $5,171 and $4,725 for 2020, 2019 and 2018, respectively. As of December 31, 2020, there was approximately $4,430 of total unrecognized compensation cost related to nonvested PCSUs. This cost is expected to be recognized over a weighted-average period of 21 months.
Stock appreciation rights
Through 2019, the Company granted stock appreciation rights (SARs) annually on a discretionary basis to key employees. These SARs had an exercise price equal to the closing market price on the date of the grant and can be settled only in stock. The SARs granted from 2015 through 2019 vest over three years, with one-third vesting on each anniversary date of the grant, and have 10-year terms. Unvested SARs are cancelable upon termination of employment, except in the case of death, disability, or involuntary (or good reason) termination within two years of a change in control.
SARs vest over three years and expense is recognized following the graded-vesting method, which results in front-loaded expense being recognized during the early years of the required service period. As of December 31, 2020, unrecognized compensation cost related to nonvested SARs totaled $501. This cost will be recognized over the remaining weighted-average vesting period of approximately 13 months. Noncash stock-based compensation associated with SARs totaled $1,442, $3,227, and $2,415 for 2020, 2019,and 2018, respectively.
The aggregate intrinsic value of SARS exercised during 2020, 2019, and 2018 was $2,771, $11,836, and $9,029, respectively. The weighted-average grant date fair value of SARs granted was $8.30 and $6.55 per share in 2019 and 2018, respectively. No SARs were granted during 2020.
F-24 FORM 10-K SONOCO 2020 ANNUAL REPORT

The Company computed the estimated fair values of all SARs granted during 2019 and 2018 using the Black-Scholes option-pricing model applying the assumptions set forth in the following table:

	2019	2018
Expected dividend yield	2.7%	3.1%
Expected stock price volatility	16.6%	16.2%
Risk-free interest rate	2.6%	2.8%
Expected life of SARs	6 years	6 years
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
The activity related to the Company’s SARs for the year ended December 31, 2020 is as follows:

	Nonvested	Vested	Total	Weighted- average Exercise Price
Outstanding, December 31, 2019	907,013	655,110	1,562,123	$52.95
Vested	(482,857)	482,857	—
Granted	—	—	—	$—
Exercised	—	(224,257)	(224,257)	$46.89
Forfeited/Expired	(26,479)	(39,959)	(66,438)	$57.48
Outstanding, December 31, 2020	397,677	873,751	1,271,428	$53.83
Exercisable, December 31, 2020	—	873,751	873,751	$47.69

The weighted average remaining contractual life for SARs outstanding and exercisable at December 31, 2020 was 6.8 and 6.3 years, respectively. The aggregate intrinsic value for SARs outstanding and exercisable at December 31, 2020 was $7,474 and $6,077, respectively. At December 31, 2020, the fair market value of the Company’s stock used to calculate intrinsic value was $59.25 per share.
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
The activity related to deferred compensation for equity award units granted to both employees and non-employee directors combined is as follows:

Total
Outstanding, December 31, 2019	367,147
Deferred	53,272
Converted	(59,971)
Dividend equivalents	11,965
Outstanding, December 31, 2020	372,413

Deferred compensation for employees and directors of $2,593, $2,585, and $1,452, which will be settled in Company stock at retirement, was deferred during 2020, 2019, and 2018, respectively.

F-25 FORM 10-K SONOCO 2020 ANNUAL REPORT

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
The U.S. qualified defined benefit pension plan was further amended to freeze plan benefits for all active, non-union participants effective December 31, 2018. Former active participants in the U.S. qualified plan became eligible for SRC contributions effective January 1, 2019.
The components of net periodic benefit cost include the following:

	2020	2019	2018
Retirement Plans
Service cost	$3,969	$3,968	$18,652
Interest cost	51,297	57,348	54,970
Expected return on plan assets	(50,733)	(65,143)	(91,021)
Amortization of prior service cost	1,006	1,022	916
Amortization of net actuarial loss	28,833	30,681	37,391
Effect of settlement loss	854	2,377	730
Effect of curtailment loss	32	—	256
Net periodic benefit cost	$35,258	$30,253	$21,894
Retiree Health and Life Insurance Plans
Service cost	$358	$308	$297
Interest cost	336	467	452
Expected return on plan assets	(371)	(718)	(1,135)
Amortization of prior service credit	(279)	(498)	(498)
Amortization of net actuarial gain	(834)	(823)	(1,120)
Net periodic benefit income	$(790)	$(1,264)	$(2,004)

F-26 FORM 10-K SONOCO 2020 ANNUAL REPORT

The following tables set forth the Plans’ obligations and assets at December 31:

	Retirement Plans		Retiree Health and Life Insurance Plans
	2020	2019	2020	2019
Change in Benefit Obligation
Benefit obligation at January 1	$1,976,197	$1,684,277	$14,495	$14,048
Service cost	3,969	3,968	358	308
Interest cost	51,297	57,348	336	467
Plan participant contributions	165	224	443	680
Plan amendments	419	1,343	—	—
Actuarial loss	149,264	316,547	356	589
Benefits paid	(96,257)	(92,636)	(1,122)	(1,621)
Impact of foreign exchange rates	13,482	11,952	14	24
Effect of settlements	(2,463)	(8,101)	—	—
Effect of curtailments	(3,776)	—	—	—
Acquisitions	—	1,275	—	—
Benefit obligation at December 31	$2,092,297	$1,976,197	$14,880	$14,495

	Retirement Plans		Retiree Health and Life Insurance Plans
	2020	2019	2020	2019
Change in Plan Assets
Fair value of plan assets at January 1	$1,683,520	$1,318,832	$12,881	$10,919
Actual return on plan assets	188,695	242,823	1,372	2,327
Company contributions	17,282	215,979	626	682
Plan participant contributions	165	224	443	680
Benefits paid	(96,257)	(92,636)	(1,122)	(1,621)
Impact of foreign exchange rates	13,667	12,869	—	—
Effect of settlements	(2,752)	(8,101)	—	—
Expenses paid	(5,211)	(7,084)	(174)	(106)
Acquisitions	—	614	—	—
Fair value of plan assets at December 31	$1,799,109	$1,683,520	$14,026	$12,881
Funded Status of the Plans	$(293,188)	$(292,677)	$(854)	$(1,614)

	Retirement Plans		Retiree Health and Life Insurance Plans
	2020	2019	2020	2019
Total Recognized Amounts in the Consolidated Balance Sheets
Noncurrent assets	$26,814	$24,196	$553	$—
Current liabilities	(150,310)	(13,913)	(849)	(784)
Noncurrent liabilities	(169,692)	(302,960)	(558)	(830)
Net liability	$(293,188)	$(292,677)	$(854)	$(1,614)

Items not yet recognized as a component of net periodic pension cost that are included in Accumulated Other Comprehensive Loss (Income) as of December 31, 2020 and 2019, are as follows:

	Retirement Plans		Retiree Health and Life Insurance Plans
	2020	2019	2020	2019
Net actuarial loss/(gain)	$742,374	$759,610	$(6,689)	$(7,055)
Prior service cost/(credit)	6,351	6,159	—	(279)
	$748,725	$765,769	$(6,689)	$(7,334)
F-27 FORM 10-K SONOCO 2020 ANNUAL REPORT

The amounts recognized in Other Comprehensive Loss/(Income) include the following:

	Retirement Plans			Retiree Health and Life Insurance Plans
	2020	2019	2018	2020	2019	2018
Adjustments arising during the period:
Net actuarial loss/(gain)	$12,452	$146,414	$58,544	$(468)	$(914)	$1,738
Prior service cost/(credit)	1,229	1,667	2,906	—	—	—
Net settlements/curtailments	(886)	(2,377)	(986)	—	—	—
Reversal of amortization:
Net actuarial (loss)/gain	(28,833)	(30,681)	(37,391)	834	823	1120
Prior service (cost)/credit	(1,006)	(1022)	(916)	279	498	498
Total recognized in other comprehensive loss/(income)	$(17,044)	$114,001	$22,157	$645	$407	$3,356
Total recognized in net periodic benefit cost and other comprehensive loss/(income)	$18,214	$144,254	$44,051	$(145)	$(857)	$1,352

The accumulated benefit obligation for all defined benefit plans was $2,081,850 and $1,959,010 at December 31, 2020 and 2019, respectively.
The projected benefit obligation (PBO), accumulated benefit obligation (ABO) and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were, $1,788,070, $1,783,883 and $1,468,068, respectively, as of December 31, 2020, and $1,658,018, $1,651,740 and $1,341,556, respectively, as of December 31, 2019.

Plan termination, settlements, changes and amendments
In July 2019, the Company's Board of Directors approved a resolution to terminate the Sonoco Pension Plan for Inactive Participants (the "Inactive Plan"), a tax-qualified defined benefit plan, effective September 30, 2019. Following completion of a limited lump sum offering, the Company is expected to settle all remaining liabilities under the Inactive Plan through the purchase of annuities. The Company anticipates making additional contributions to the Inactive Plan of approximately $150,000 in mid-2021 in order to be fully funded on a termination basis at the time of the annuity purchase. However, the actual amount of the Company's long-term liability when it is transferred, and the related cash contribution requirement, will depend upon the nature and timing of participant settlements, as well as prevailing market conditions. Non-cash, pretax settlement charges totaling approximately $560,000 are expected to be recognized in 2021 as the lump sum payouts and annuity purchases are made. The termination of the Inactive Plan will apply to participants who have separated service from Sonoco and to non-union active employees who no longer accrue pension benefits. There is no change in the cumulative benefit previously earned by the approximately 11,000 participants affected by these actions. The Company will continue to manage and support the Active Plan, comprised of approximately 600 active participants who continue to accrue benefits in accordance with a flat-dollar multiplier formula.
Settlement charges totaling $854 and $2,377 were recognized in 2020 and 2019, respectively, primarily as a result of payments made to certain participants of the Company's Canadian pension plan who elected a lump-sum distribution option upon retirement.

Projected benefit payments
The following table sets forth the Company’s projected benefit payments for the next ten years:

Year	Retirement Plans	Retiree Health and Life Insurance Plans
2021	$27,551	$1,229
2022	$27,615	$1,222
2023	$27,786	$1,194
2024	$28,103	$1,147
2025	$29,065	$1,110
2026-2030	$152,203	$5,229

The projected benefit payments for "Retirement Plans" in the table above exclude the Inactive Plan, the obligations of which are expected to be fully settled by mid-2021.

F-28 FORM 10-K SONOCO 2020 ANNUAL REPORT

Assumptions
The following tables set forth the major actuarial assumptions used in determining the benefit obligation and net periodic cost:

Weighted-average assumptions used to determine benefit obligations at December 31	U.S. Retirement Plans	U.S. Retiree Health and Life Insurance Plans	Foreign Plans
Discount Rate
2020	2.32%	2.04%	1.70%
2019	2.87%	2.89%	2.28%
Rate of Compensation Increase
2020	—%	3.03%	3.20%
2019	—%	3.04%	3.37%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31	U.S. Retirement Plans	U.S. Retiree Health and Life Insurance Plans	Foreign Plans
Discount Rate
2020	2.87%	2.89%	2.28%
2019	4.24%	4.02%	3.11%
2018	3.59%	3.36%	2.78%
Expected Long-term Rate of Return
2020	2.93%	2.93%	4.10%
2019	6.63%	6.73%	4.62%
2018	6.87%	6.95%	4.84%
Rate of Compensation Increase
2020	—%	3.04%	3.37%
2019	—%	3.06%	3.65%
2018	3.40%	3.28%	3.62%

The Company adjusts its discount rates at the end of each fiscal year based on yield curves of high-quality debt instruments over durations that match the expected benefit payouts of each plan. The discount rate used to calculate the benefit obligation and funded status of the Inactive Plan at December 31, 2020, was determined on a plan termination basis. The expected long-term rate of return assumption is based on the Company’s current and expected future portfolio mix by asset class, and expected nominal returns of these asset classes using an economic “building block” approach. Expectations for inflation and real interest rates are developed and various risk premiums are assigned to each asset class based primarily on historical performance. The assumed rate of compensation increase reflects historical experience and management’s expectations regarding future salary and incentive increases.
Medical trends
The U.S. Retiree Health and Life Insurance Plan makes up approximately 96% of the Retiree Health liability. Therefore, the following information relates to the U.S. plan only.

Healthcare Cost Trend Rate	Pre-age 65	Post-age 65
2020	6.00%	6.00%
2019	6.25%	6.25%
Ultimate Trend Rate	Pre-age 65	Post-age 65
2020	4.50%	4.50%
2019	4.50%	4.50%
Year at which the Rate Reaches the Ultimate Trend Rate	Pre-age 65	Post-age 65
2020	2026	2026
2019	2026	2026

Based on amendments to the U.S. plan approved in 1999, which became effective in 2003, cost increases borne by the Company are limited to the Urban CPI, as defined.

F-29 FORM 10-K SONOCO 2020 ANNUAL REPORT

Retirement plan assets
The following table sets forth the weighted-average asset allocations of the Company’s retirement plans at 2020 and 2019, by asset category.

Asset Category		U.S.	U.K.	Canada
Equity securities	2020	0.6%	41.4%	34.8%
	2019	—%	42.1%	67.9%
Debt securities	2020	92.2%	58.1%	55.4%
	2019	91.6%	57.3%	31.6%
Alternative	2020	—%	—%	—%
	2019	5.7%	—%	—%
Cash and short-term investments	2020	7.2%	0.5%	9.8%
	2019	2.7%	0.6%	0.5%
Total	2020	100.0%	100.0%	100.0%
	2019	100.0%	100.0%	100.0%
The Company employs a total-return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a desired level of risk. Alternative assets such as real estate funds, private equity funds and hedge funds may also be used to enhance expected long-term returns while improving portfolio diversification. Risk tolerance is established through consideration of plan liabilities, plan funded status and corporate financial condition. Investment risk is measured and monitored on an ongoing basis through periodic investment portfolio reviews and periodic asset/liability studies. The assets of the Company's U.S. pension plans were subject to derisking measures during 2019 and reallocated to a more conservative mix of primarily fixed income investments pending the annuitization of the Inactive Plan expected in mid 2021.
At December 31, 2020, postretirement benefit plan assets totaled $1,813,135, of which $1,406,427 were assets of the U.S. Defined Benefit Plans.
U.S. defined benefit plans
The Company completed separate asset/liability studies for both the Active Plan and Inactive Plan during 2011 and adopted investment guidelines for each. These guidelines established a dynamic derisking framework for gradually shifting the allocation of assets to long-duration domestic fixed income from equity and other asset categories, as the relative funding ratio of each plan increased over time. Beginning in 2019, the Company accelerated the derisking measures in its U.S. defined benefit plans by making voluntary contributions totaling $200,000 to the plans and by reallocating plan assets to a more conservative mix of primarily fixed income investments. Subsequent to these derisking actions, the Inactive Plan was terminated effective September 30, 2019 and expected to be fully settled by mid-2021. The current target allocation (midpoint) for the Inactive Plan investment portfolio is: Debt Securities – 100% and the current target allocation (midpoint) for the Active Plan investment portfolio is: Equity Securities - 20% and Debt Securities – 80%.
United Kingdom defined benefit plan
The equity investments consist of direct ownership and funds and are diversified among U.K. and international stocks of small and large capitalizations. The current target allocation (midpoint) for the investment portfolio is: Equity Securities – 40% and Debt Securities – 60%.
Canada defined benefit plan
The equity investments consist of direct ownership and funds and are diversified among Canadian and international stocks of primarily large capitalizations and short to intermediate duration corporate and government bonds. The current target allocation (midpoint) for the investment portfolio is: Equity Securities – 29%, Debt Securities – 60% and Cash – 11%.
Retiree health and life insurance plan assets
The following table sets forth the weighted-average asset allocations by asset category of the Company’s retiree health and life insurance plan.

Asset Category	2020	2019
Equity securities	—%	—%
Debt securities	100.0%	91.6%
Alternative	—%	5.7%
Cash	—%	2.7%
Total	100.0%	100.0%

Contributions
Based on current actuarial estimates, the Company anticipates that contributions to its defined benefit plans, excluding the Inactive Plan, will be approximately $15,000 in 2021. Contributions of approximately $150,000 are expected to be made to the Inactive Plan in mid-2021 in order for the plan to be fully funded on a termination basis at the time of the annuity purchase. No assurances can be made about funding requirements beyond 2021, however, as they will depend largely on actual investment returns and future actuarial assumptions.
Sonoco Savings and Retirement Plan
The Sonoco Savings and Retirement Plan is a defined contribution retirement plan provided for certain of the Company’s U.S. employees. The plan is comprised of both an elective and non-elective component.
The elective component of the plan, which is designed to meet the requirements of section 401(k) of the Internal Revenue Code, allows participants to set aside a portion of their wages and salaries for retirement and encourages saving by matching a portion of their contributions with contributions from the Company. The plan provides for participant contributions of 1% to 100% of gross pay. Since January 1, 2010, the
F-30 FORM 10-K SONOCO 2020 ANNUAL REPORT

Company has matched 50% on the first 4% of compensation contributed by the participant as pretax contributions which are immediately fully vested. The Company’s expenses related to the plan for 2020, 2019 and 2018 were approximately $13,700, $13,400 and $12,500, respectively.
The non-elective component of the plan, the Sonoco Retirement Contribution (SRC), is available to certain employees who are not currently active participants in the Company’s U.S. qualified defined benefit pension plan. The SRC provides for an annual Company contribution of 4% of all eligible pay plus 4% of eligible pay in excess of the Social Security wage base to eligible participant accounts. Participants are fully vested after three years of service or upon reaching age 55, if earlier. The Company’s expenses related to the plan for 2020, 2019 and 2018 were approximately $23,505, $23,752 and $14,995, respectively. Cash contributions to the SRC totaled $22,503, $14,573 and $14,151 in 2020, 2019 and 2018, respectively, and are expected to total approximately $22,700 in 2021.
Other plans
The Company also provides retirement and postretirement benefits to certain other non-U.S. employees through various Company-sponsored and local government sponsored defined contribution arrangements. For the most part, the liabilities related to these arrangements are funded in the period they arise. The Company’s expenses for these plans were not material for all years presented.
14. Income taxes
The provision for taxes on income for the years ended December 31 consists of the following:

	2020	2019	2018
Pretax income
Domestic	$54,397	$217,098	$225,442
Foreign	201,195	163,668	153,089
Total pretax income	$255,592	$380,766	$378,531
Current
Federal	$10,868	$14,933	$37,345
State	4,608	2,565	6,164
Foreign	42,764	45,911	38,648
Total current	$58,240	$63,409	$82,157
Deferred
Federal	$432	$25,064	$(5,571)
State	512	$8,599	(738)
Foreign	(6,154)	(3,803)	(840)
Total deferred	$(5,210)	$29,860	$(7,149)
Total taxes	$53,030	$93,269	$75,008
Deferred tax (liabilities)/assets are comprised of the following at December 31:

	2020	2019
Property, plant and equipment	$(91,752)	$(91,207)
Intangibles	(110,796)	(134,868)
Leases	(79,531)	(79,332)
Gross deferred tax liabilities	$(282,079)	$(305,407)
Retiree health benefits	$4,065	$2,405
Foreign loss carryforwards	81,143	58,527
U.S. Federal loss and credit carryforwards	78,100	86,748
Capital loss carryforwards	3,121	2,703
Employee benefits	47,134	87,295
Leases	84,076	79,673
Accrued liabilities and other	69,341	63,700
Gross deferred tax assets	$366,980	$381,051
Valuation allowance on deferred tax assets	$(128,435)	$(105,347)
Total deferred taxes, net	$(43,534)	$(29,703)
The Company has total federal net operating loss carryforwards of approximately $63,400 remaining at December 31, 2020. These losses are limited based upon future taxable earnings of the respective entities and expire between 2030 and 2036. U.S. foreign tax credit carryforwards of approximately $69,300 exist at December 31, 2020 and expire in 2027. The Company is evaluating the feasibility of a tax planning strategy which could allow a release of valuation allowance related to its foreign tax credits. A conclusion on this matter is expected to be reached during 2021, and it is reasonably possible that a benefit material to the Company's financial statements will be recognized at that time. Foreign subsidiary loss carryforwards of approximately $330,200 remain at December 31, 2020. Their use is limited to future taxable earnings of the respective foreign subsidiaries or filing groups. Approximately $214,900 of these loss carryforwards do not have an expiration date. Of the remaining foreign subsidiary loss carryforwards, approximately $12,000 expire within the next five years and approximately $103,300 expire between 2026 and 2040. Foreign subsidiary capital loss carryforwards of approximately $16,400 exist at December 31, 2020 and do not have an expiration date. Their use is limited to future capital gains of the respective foreign subsidiaries.
Approximately $12,900 in tax value of state loss carryforwards and $17,600 of state credit carryforwards remain at December 31, 2020. These state loss and credit carryforwards are limited based upon future taxable earnings of the respective entities and expire between 2021 and 2040. State loss and credit carryforwards are reflected at their "tax" value, as opposed to the amount of expected gross deduction due to the vastly different apportionment and statutory tax rates applicable to the various entities and states in which the Company files.

F-31 FORM 10-K SONOCO 2020 ANNUAL REPORT

A reconciliation of the U.S. federal statutory tax rate to the actual consolidated tax expense is as follows:

	2020		2019		2018
Statutory tax rate	$53,674	21.0%	$79,961	21.0%	$79,491	21.0%
State income taxes, net of federal tax benefit	4,859	1.9%	7,767	2.0%	7,534	2.0%
Valuation allowance	1,589	0.6%	3,174	0.8%	(14,902)	(3.9)%
Tax examinations including change in reserve for uncertain tax positions	5,546	2.2%	(1,639)	(0.4)%	(3,076)	(0.8)%
Adjustments to prior year deferred taxes	(265)	(0.1)%	(499)	(0.1)%	(1,899)	(0.5)%
Foreign earnings taxed at other than U.S. rates	3,275	1.3%	5,083	1.3%	8,224	2.2%
Disposition of business	(15,356)	(6.0)%	—	—%	—	—%
Effect of tax rate changes	(523)	(0.2)%	531	0.1%	(6,218)	(1.6)%
Deduction related to qualified production activities	—	—%	—	—%	341	0.1%
Transition tax	—	—%	—	—%	3,647	1.0%
Tax credits	(13,529)	(5.3)%	(13,310)	(3.5)%	(10,083)	(2.7)%
Global intangible low-taxed income (GILTI)	15,795	6.2%	12,340	3.2%	12,878	3%
Foreign-derived intangible income	(1,238)	(0.5)%	(1,225)	(0.3)%	(1174)	(0.3)%
Other, net	(797)	(0.4)%	1,086	0.3%	245	0.1%
Total taxes	$53,030	20.7%	$93,269	24.4%	$75,008	19.6%

The total amount of the one-time transition tax on certain accumulated foreign earnings as part of the Tax Cuts and Jobs Act ("Tax Act") was $80,580. Under the provisions of the Tax Act, the transition tax is payable in installments over a period of 8 years. The first two installments were paid in 2018 and 2019 with the filing of the Company's 2017 and 2018 federal income tax returns. The liability is further reduced by the deemed overpayment of federal income taxes. The remaining obligation of $41,638 is included in "Other Liabilities" in the Company's Consolidated Balance Sheet at December 31, 2020.
The change in “Tax examinations including change in reserve for uncertain tax positions” is shown net of associated deferred taxes and accrued interest. Included in the change are net increases in reserves for uncertain tax positions of approximately $1,900, $1,800 and $1,700 for uncertain items arising in 2020, 2019 and 2018, respectively, combined with adjustments related to prior year items, primarily decreases related to lapses of statutes of limitations in international, federal and state jurisdictions as well as overall changes in facts and judgment. These adjustments decreased the reserve by a total of approximately $(2,600), $(3,500) and $(2,900) in 2020, 2019 and 2018, respectively.
In many of the countries in which the Company operates, earnings are taxed at rates different than in the U.S.This difference is reflected in “Foreign earnings taxed at other than U.S. rates” along with other items, if any, that impacted taxes on foreign earnings in the periods presented.
The benefits included in “Adjustments to prior year deferred taxes” for each of the years presented consist primarily of adjustments to deferred tax assets and liabilities arising from changes in estimates.
The 2018 benefits included in "Valuation allowance" includes a benefit of $16,100 related to the revaluation of the valuation allowance on foreign tax credits due to the Tax Act.
The benefits included in "Disposition of business" relate to the sale of the Company's European contract packaging business.
Of the $13,529 of tax credits for 2020, $11,770 directly offsets the $15,795 of GILTI tax, resulting in a net GILTI tax of $4,025.
The Company maintains its assertion that its undistributed foreign earnings are indefinitely reinvested and, accordingly, has not recorded any deferred income tax liabilities that would be due if those earnings were repatriated. As of December 31, 2020, these undistributed earnings total $961,981. While the majority of these earnings have already been taxed in the U.S., a portion would be subject to foreign withholding and U.S. income taxes and credits if distributed. Computation of the deferred tax liability associated with unremitted earnings deemed to be indefinitely reinvested is not practicable at this time.
Reserve for uncertain tax positions
The following table sets forth the reconciliation of the gross amounts of unrecognized tax benefits at the beginning and ending of the periods indicated:

	2020	2019	2018
Gross Unrecognized Tax Benefits at January 1	$12,200	$14,400	$17,100
Increases in prior years’ unrecognized tax benefits	91	—	—
Decreases in prior years’ unrecognized tax benefits	(464)	(1,300)	(700)
Increases in current year's unrecognized tax benefits	1,569	1,300	1,200
Decreases in unrecognized tax benefits from the lapse of statutes of limitations	(1,866)	(2,300)	(2,600)
Settlements	(300)	100	(600)
Gross Unrecognized Tax Benefits at December 31	$11,230	$12,200	$14,400
Of the unrecognized tax benefit balances at December 31, 2020 and December 31, 2019, approximately $10,500 and $11,400, respectively, would have an impact on the effective tax rate if ultimately recognized.
Interest and/or penalties related to income taxes are reported as part of income tax expense. The Company had approximately $2,000 accrued for interest related to uncertain tax positions at both December 31, 2020 and December 31, 2019, respectively. Tax expense for the year ended December 31, 2020, includes an interest benefit of approximately $600 related to the adjustment of prior years' items and interest expense of $600 on unrecognized tax benefits. The amounts listed above for accrued interest and interest expense do not reflect the benefit of a federal
F-32 FORM 10-K SONOCO 2020 ANNUAL REPORT

tax deduction which would be available if the interest were ultimately paid. Activity for the year also included settlements of $300, mostly related to the settlement of state income tax audits.
The Company and/or its subsidiaries file federal, state and local income tax returns in the United States and various foreign jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before 2012.
The Company believes that it is reasonably possible that the amount reserved for uncertain tax positions at December 31, 2020 will decrease by approximately $6,300 over the next twelve months. This change includes the anticipated increase in reserves related to existing positions offset by settlements of issues currently under examination and the release of existing reserves due to the expiration of the statute of limitations. Although the Company's estimate for the potential outcome for any uncertain tax issue is highly judgmental, management believes that any reasonably foreseeable outcomes related to these matters have been adequately provided for. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which earnings or deductions are realized may differ from current estimates. As a result, the effective tax rate may fluctuate significantly on a quarterly basis. The Company has operations in many countries outside of the United States and the taxes paid on those earnings are subject to varying rates. The Company is not dependent upon the favorable benefit of any one jurisdiction to an extent that loss of those benefits would have a material effect on the Company's overall effective tax rate.
As previously disclosed, the Company received a Notice of Proposed Adjustment (“NOPA”) from the Internal Revenue Service ("IRS") in February 2017 proposing an adjustment to income for the 2013 tax year based on the IRS's recharacterization of a distribution of an intercompany note made in 2012, and the subsequent repayment of the note over the course of 2013, as if it were a cash distribution made in 2013. At the time of the distribution in 2012, it was characterized as a dividend to the extent of earnings and profits, with the remainder as a tax free return of basis and taxable capital gain. As the IRS proposed to recharacterize the distribution, the entire distribution would have been characterized as a dividend and the incremental tax liability associated with the income adjustment would be approximately $89,000, excluding interest and penalties. In 2018, the Company filed a protest to the proposed deficiency and the matter was referred to the Appeals Division of the IRS. In the second quarter of 2020, the Company agreed to pay approximately $6,000 in taxes and interest to settle the dispute and recorded the impact of this settlement in its provision for income taxes. The Company anticipates finalizing the audit and paying the assessment in 2021.
15. Revenue Recognition
The following tables set forth information about revenue disaggregated by primary geographic regions for the years ended December 31, 2020, 2019 and 2018. The tables also include a reconciliation of disaggregated revenue with reportable segments. The Company's reportable segments are aligned by product nature as disclosed in Note 18.

Year Ended December 31, 2020	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Total
Primary geographical markets:
United States	$1,703,818	$214,653	$1,099,641	$393,151	$3,411,263
Europe	444,447	261,032	328,410	21,941	1,055,830
Canada	96,457	—	84,968	—	181,425
Asia Pacific	74,823	—	241,163	684	316,670
Other	83,362	—	123,636	65,257	272,255
Total	$2,402,907	$475,685	$1,877,818	$481,033	$5,237,443

Year Ended December 31, 2019	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Total
Primary geographical markets:
United States	$1,659,071	$246,735	$1,095,437	$407,216	$3,408,459
Europe	407,759	301,866	346,102	23,039	1,078,766
Canada	108,848	—	117,201	—	226,049
Asia Pacific	70,504	—	277,385	2,370	350,259
Other	87,204	5,524	138,614	79,332	310,674
Total	$2,333,386	$554,125	$1,974,739	$511,957	$5,374,207

F-33 FORM 10-K SONOCO 2020 ANNUAL REPORT

Year Ended December 31, 2018	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Total
Primary geographical markets:
United States	$1,676,204	$290,295	$1,108,735	$415,135	$3,490,369
Europe	418,129	294,156	354,705	25,664	1,092,654
Canada	115,183	—	131,025	—	246,208
Asia Pacific	69,242	—	178,509	3,548	251,299
Other	81,241	7,858	137,979	83,330	310,408
Total	$2,359,999	$592,309	$1,910,953	$527,677	$5,390,938

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

	December 31, 2020	December 31, 2019
Contract Assets	$48,390	$56,364
Contract Liabilities	(16,687)	(17,047)

Significant changes in the contract assets and liabilities balances during the twelve months ended December 31, 2020 and 2019. were as follows:

	December 31, 2020		December 31, 2019
	Contract Asset	Contract Liability	Contract Asset	Contract Liability
Beginning balance	$56,364	$(17,047)	$48,786	$(18,533)
Revenue deferred or rebates accrued	—	(32,512)	—	(29,062)
Recognized as revenue	—	9,189	—	8,473
Rebates paid to customers	—	23,683	—	22,075
Increases due to rights to consideration for customer specific goods produced, but not billed during the period	48,390	—	51,797	—
Transferred to receivables from contract assets recognized at the beginning of the period	(56,364)	—	(48,786)	—
Contract asset acquired in a business combination		—	4,567	—
Ending balance	$48,390	$(16,687)	$56,364	$(17,047)
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
Spartanburg
In connection with its acquisition of Tegrant in November 2011, the Company identified potential environmental contamination at a site in Spartanburg, South Carolina. The total remediation cost of the Spartanburg site was estimated to be $17,400 at the time of the acquisition and an accrual in this amount was recorded on Tegrant’s opening balance sheet. Since the acquisition, the Company has spent a total of $1,700 on remediation of the Spartanburg site.
Based on favorable developments at the Spartanburg site, the Company reduced its estimated environmental reserve by $10,000 during the third quarter of 2019 in order to reflect its revised best estimate of what it is likely to pay in order to complete the remediation. This adjustment
F-34 FORM 10-K SONOCO 2020 ANNUAL REPORT

resulted in a $10,000 reduction in "Selling, general and administrative expenses" in the Company's Consolidated Statement of Income for the year ended December 31, 2019.
At December 31, 2020 and 2019, the Company's accrual for environmental contingencies related to the Spartanburg site totaled $5,700 and $5,789, respectively. The Company cannot currently estimate its potential liability, damages or range of potential loss, if any, beyond the amounts accrued with respect to this exposure. However, the Company does not believe that the resolution of this matter has a reasonable possibility of having a material adverse effect on the Company's financial statements.
Other environmental matters
The Company has been named as a potentially responsible party at several other environmentally contaminated sites. All of the sites are also the responsibility of other parties. The potential remediation liabilities are shared with such other parties, and, in most cases, the Company’s share, if any, cannot be reasonably estimated at the current time. However, the Company does not believe that the resolution of these matters has a reasonable possibility of having a material adverse effect on the Company's financial statements. At December 31, 2020 and 2019, the Company's accrual for these other sites totaled $2,433 and $2,938, respectively.
Summary
As of December 31, 2020 and 2019, the Company (and its subsidiaries) had accrued $8,133 and $8,727, respectively, related to environmental contingencies. These accruals are included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets.
Other legal and regulatory matters
As disclosed in prior periods, and described more fully in Note 14 to these Consolidated Financial Statements, the Company received a Notice of Proposed Adjustment (“NOPA”) in February 2017 from the Internal Revenue Service (“IRS”) proposing adjustments to the 2012 and 2013 tax years. In 2018, the Company filed a protest to the proposed deficiency and the matter was referred to the Appeals Division of the IRS. In the second quarter of 2020, the Company agreed to pay approximately $6,000 in taxes and interest to settle the dispute and recorded the impact of this settlement in its provision for income taxes. The Company anticipates finalizing the audit and paying the assessment in 2021.
In addition to those described above, the Company is subject to various other legal proceedings, claims and litigation arising in the normal course of business. While the outcome of these matters could differ from management’s expectations, the Company does not believe that the resolution of these matters has a reasonable possibility of having a material adverse effect on the Company’s financial statements.
Commitments
As of December 31, 2020, the Company had long-term obligations to purchase electricity and steam, which it uses in its production processes, as well as long-term purchase commitments for certain raw materials, principally old corrugated containers. These purchase commitments require the Company to make total payments of approximately $88,787, as follows: $29,504 in 2021; $29,598 in 2022; $18,087 in 2023, $2,780 in 2024 and a total of $8,816 from 2025 through 2029.

17. Shareholders’ equity and earnings per share
Stock repurchases
The Company occasionally repurchases shares of its common stock to satisfy employee tax withholding obligations in association with the exercise of stock appreciation rights, restricted stock, and performance-based stock awards. These repurchases, which are not part of a publicly announced plan or program, totaled 148,680 shares during 2020, 169,290 shares during 2019, and 266,652 shares during 2018, at a cost of $8,483, $9,608 and $14,561, respectively.

On February 10, 2016, the Company’s Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock. During 2016, a total of 2,030,389 shares were repurchased under this authorization at a cost of $100,000. No shares have been repurchased since that time; accordingly, at December 31, 2020, a total of 2,969,611 shares remain available for repurchase under this authorization.

Earnings per share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	2020	2019	2018
Numerator:
Net income attributable to Sonoco	$207,463	$291,785	$313,560
Denominator:
Weighted average common shares outstanding	100,939	100,742	100,539
Dilutive effect of stock-based compensation	270	434	477
Diluted outstanding shares	101,209	101,176	101,016
Per common share:
Net income attributable to Sonoco:
Basic	$2.06	$2.90	$3.12
Diluted	$2.05	$2.88	$3.10
Cash dividends	$1.72	$1.70	$1.62
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

F-35 FORM 10-K SONOCO 2020 ANNUAL REPORT

The average number of shares that were not dilutive and therefore not included in the computation of diluted income per share was as follows for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Anti-dilutive stock appreciation rights	772	475	786
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
The Consumer Packaging segment includes the following products and services: round and shaped rigid containers and trays (both paper and thermoformed plastic); extruded and injection-molded plastic products; printed flexible packaging; global brand artwork management; and metal and peelable membrane ends and closures.
The Display and Packaging segment includes the following products and services: designing, manufacturing, assembling, packing and distributing temporary and semi-permanent point-of-purchase displays; supply chain management services, including contract packing, fulfillment and scalable service centers; retail packaging, including printed backer cards, thermoformed blisters and heat sealing equipment; and paper amenities, such as coasters and glass covers.
The Paper and Industrial Converted Products segment includes the following products: paperboard tubes, cones and cores; fiber-based construction tubes; wooden, metal and composite wire and cable reels and spools; and recycled paperboard, corrugating medium, recovered paper and material recycling services.
The Protective Solutions segment includes the following products: custom-engineered paperboard-based and molded foam protective packaging and components; and temperature-assured packaging.
Restructuring charges, asset impairment charges, gains or losses from the disposition of businesses, insurance settlement gains, acquisition-related costs, non-operating pension costs, interest expense and interest income are included in income before income taxes under “Corporate.”
F-36 FORM 10-K SONOCO 2020 ANNUAL REPORT

The following table sets forth financial information about each of the Company's business segments:

	Years ended December 31
	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Corporate	Consolidated
Total Revenue
2020	$2,412,465	$480,601	$1,998,079	$482,529	$—	$5,373,674
2019	2,338,881	558,747	2,111,491	513,584	—	5,522,703
2018	2,363,292	595,855	2,042,732	529,324	—	5,531,203
Intersegment Sales[1]
2020	$9,558	$4,916	$120,261	$1,496	$—	$136,231
2019	5,495	4,622	136,752	1,627	—	148,496
2018	3,293	3,546	131,779	1,647	—	140,265
Sales to Unaffiliated Customers
2020	$2,402,907	$475,685	$1,877,818	$481,033	$—	$5,237,443
2019	2,333,386	554,125	1,974,739	511,957	—	5,374,207
2018	2,359,999	592,309	1,910,953	527,677	—	5,390,938
Income Before Income Taxes[2]
2020	$290,477	$30,603	$154,330	$51,579	$(271,397)	$255,592
2019	228,416	27,723	219,052	50,201	(144,626)	380,766
2018	224,505	13,291	211,122	42,902	(113,289)	378,531
Identifiable Assets[3]
2020	$2,202,497	$248,430	$1,760,569	$538,277	$527,486	$5,277,259
2019	2,239,674	452,155	1,701,902	580,411	152,147	5,126,289
2018	1,993,417	440,972	1,472,148	535,443	141,485	4,583,465
Depreciation, Depletion and Amortization[4]
2020	$122,145	$13,865	$93,560	$25,789	$—	$255,359
2019	111,919	14,926	85,619	26,676	—	239,140
2018	116,841	18,020	74,434	26,950	—	236,245
Capital Expenditures
2020	$67,940	$8,312	$85,741	$9,297	$22,837	$194,127
2019	64,590	5,065	112,308	6,880	7,091	195,934
2018	66,659	19,849	91,423	5,879	8,764	192,574

[1]	Intersegment sales are recorded at a market-related transfer price.

[2]	Included in Corporate above are interest expense, interest income, restructuring/asset impairment charges, property insurance settlement gains, non-operating pension costs, acquisition-related charges, and other non-operational income and expenses associated with the following segments:

	Consumer Packaging	Display and Packaging	Paper and Industrial Converted Products	Protective Solutions	Corporate	Total
2020	$100,616	$19,773	$33,285	$7,777	$109,946	$271,397
2019	41,155	(7,358)	5,270	9,083	96,476	144,626
2018	18,391	19,046	11,773	1,529	62,550	113,289

The remaining amounts reported as Corporate consist of interest expense, interest income, non-operating pension costs, and other non-operational income and expenses not associated with a particular segment.
[3]	Identifiable assets are those assets used by each segment in its operations. Corporate assets consist primarily of cash and cash equivalents, investments in affiliates, headquarters facilities, deferred income taxes and prepaid expenses.
[4]	Depreciation, depletion and amortization incurred at Corporate are allocated to the reportable segments.
F-37 FORM 10-K SONOCO 2020 ANNUAL REPORT

Geographic regions
Sales to unaffiliated customers and long-lived assets by geographic region are as follows:

	2020	2019	2018
Sales to Unaffiliated Customers
United States	$3,411,263	$3,408,459	$3,490,369
Europe	1,055,830	1,078,766	1,092,654
Canada	181,425	226,049	246,208
All other	588,925	660,933	561,707
Total	$5,237,443	$5,374,207	$5,390,938
Long-lived Assets
United States	$2,016,185	$2,177,918	$1,953,391
Europe	673,725	648,648	641,600
Canada	102,932	107,470	113,782
All other	214,394	224,783	241,767
Total	$3,007,236	$3,158,819	$2,950,540
Sales are attributed to countries/regions based upon the plant location from which products are shipped. Long-lived assets are comprised of property, plant and equipment, goodwill, intangible assets and investment in affiliates (see Notes 6 and 8).
19. Accumulated other comprehensive loss
The following table summarizes the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss, net of tax as applicable, for the years ended December 31, 2020 and 2019:

	Foreign Currency Items	Defined Benefit Pension Items	Gains and Losses on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at December 31, 2018	$(251,102)	$(487,380)	$(2,431)	$(740,913)
Other comprehensive income/(loss) before reclassifications	9,108	(111,493)	2,061	(100,324)
Amounts reclassified from accumulated other comprehensive loss to net income	—	24,460	81	24,541
Amounts reclassified from accumulated other comprehensive loss to fixed assets	—	—	(107)	(107)
Other comprehensive income/(loss)	9,108	(87,033)	2,035	(75,890)
Amounts reclassified from accumulated other comprehensive loss to retained earnings	—	—	—	—
Balance at December 31, 2019	$(241,994)	$(574,413)	$(396)	$(816,803)
Other comprehensive income/(loss) before reclassifications	60,336	(10,480)	(2,952)	46,904
Amounts reclassified from accumulated other comprehensive loss to net income	(12,366)	22,146	3,278	13,058
Amounts reclassified from accumulated other comprehensive loss to fixed assets	—	—	(1)	(1)
Other comprehensive income	47,970	11,666	325	59,961
Balance at December 31, 2020	$(194,024)	$(562,747)	$(71)	$(756,842)

F-38 FORM 10-K SONOCO 2020 ANNUAL REPORT

The following table summarizes the amounts reclassified from accumulated other comprehensive loss and the affected line items in the consolidated statements of net income for the years ended December 31, 2020 and 2019:

Details about Accumulated Other Comprehensive Loss Components	Year Ended December 31, 2020	Year Ended December 31, 2019	Affected Line Item in the Consolidated Statements of Net Income
Foreign currency items
Amounts reclassified to net income	$12,366	$—	Loss on disposition of business,net
	12,366	—	Net income
Defined benefit pension items (see Note 13)
Effect of settlement loss	(854)	(2,377)	Non-operating pension cost
Effect of curtailment loss	(32)	—	Non-operating pension cost
Amortization of defined benefit pension items	(28,726)	(30,382)	Non-operating pension cost
	(29,612)	(32,759)
	7,466	8,299	Provision for income taxes
	(22,146)	(24,460)	Net income
Gains and losses on cash flow hedges (see Note 10)
Foreign exchange contracts	(6,662)	1,381	Net Sales
Foreign exchange contracts	3,576	(1,758)	Cost of sales
Commodity contracts	(1,213)	270	Cost of sales
	(4,299)	(107)	Income before income taxes
	1,021	26	Provision for income taxes
	(3,278)	(81)	Net income
Total reclassifications for the period	$(13,058)	$(24,541)	Net income

The following table summarizes the tax (expense) benefit amounts for the other comprehensive loss components for the years ended December 31, 2020 and 2019:

	For the year ended December 31, 2020			For the year ended December 31, 2019
	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Foreign currency items:
Other comprehensive income/(loss) before reclassifications	$67,917	$(7,581)	$60,336	$9,108	$—	$9,108
Amounts reclassified from accumulated other comprehensive income/(loss) to net income	(12,366)	—	(12,366)	—	—	—
Gains and losses on foreign currency items:	55,551	(7,581)	47,970	9,108	—	9,108
Defined benefit pension items:
Other comprehensive income/(loss) before reclassifications	(13,217)	2,737	(10,480)	(147,948)	36,455	(111,493)
Amounts reclassified from accumulated other comprehensive income/(loss) to net income	29,612	(7,466)	22,146	32,759	(8,299)	24,460
Net other comprehensive income/(loss) from defined benefit pension items	16,395	(4,729)	11,666	(115,189)	28,156	(87,033)
Gains and losses on cash flow hedges:
Other comprehensive income/(loss) before reclassifications	(3,823)	871	(2,952)	2,711	(650)	2,061
Amounts reclassified from accumulated other comprehensive income/(loss) to net income	4,299	(1,021)	3,278	107	(26)	81
Amounts reclassified from accumulated other comprehensive income/(loss) to fixed assets	(1)	—	(1)	(107)	—	(107)
Net other comprehensive income/(loss) from cash flow hedges	475	(150)	325	2,711	(676)	2,035
Other comprehensive income/(loss)	$72,421	$(12,460)	$59,961	$(103,370)	$27,480	$(75,890)

The change in defined benefit plans includes pretax changes of $4 and $(781) during the years ended December 31, 2020 and 2019, related to one of the Company’s equity method investments.
F-39 FORM 10-K SONOCO 2020 ANNUAL REPORT

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure
None.
Item 9A. Controls and procedures
Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), conducted an evaluation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our disclosure controls and procedures are designed to provide reasonable assurance that information disclosed in the reports that we file or submit is recorded, processed, summarized and reported within the relevant time periods specified in SEC rules and forms. For this purpose, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information that is required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and CFO concluded that such controls and procedures, as of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K, were effective at a reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, the end of the period covered by this report based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").
Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2020. In conducting management's evaluation as described above, Can Packaging, a wholly owned subsidiary acquired in a business combination on August 3, 2020, was excluded. The operations of Can Packaging excluded from management's assessment of internal control over financial reporting represent approximately 0.2% of the Company's consolidated revenues and approximately 0.5% of total assets as of December 31, 2020.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2020 as stated in their report, which appears at the beginning of Item 8 of this Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting
In response to the COVID-19 pandemic, we have required certain employees, some of whom are involved in the operation of our internal controls over financial reporting, to work from home. Despite this change, there have been no changes in the Company’s internal control over financial reporting occurring during the three months ended December 31, 2020, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize any impact it may have on their design and operating effectiveness.
Item 9B. Other information
Not applicable.
35 FORM 10-K SONOCO 2020 ANNUAL REPORT

PART III
Item 10. Directors, executive officers and corporate governance
The information set forth in the Company’s definitive Proxy Statement for the annual meeting of shareholders to be held on April 21, 2021 (the Proxy Statement), under the captions “Proposal 1: Election of Directors,” and “Delinquent Section 16 Reports,” is incorporated herein by reference. Information about executive officers of the Company is set forth in Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”
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
Audit Committee Members – The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The audit committee is comprised of the following members: Thomas E. Whiddon, Chairman; Theresa Drew; Robert R. Hill, Jr.; Eleni Istavridis; Richard G. Kyle; Blythe J. McGarvie; Marc D. Oken; and Lloyd M. Yates.
Audit Committee Financial Expert – The Company’s Board of Directors has determined that the Company has at least three “audit committee financial experts,” as that term is defined by Item 407(d)(5) of Regulation S-K promulgated by the Securities and Exchange Commission, serving on its audit committee. Theresa Drew, Marc D. Oken, and Thomas E. Whiddon meet the terms of the definition and are independent based on the criteria in the New York Stock Exchange Listing Standards. Pursuant to the terms of Item 407(d)(5) of Regulation S-K, a person who is determined to be an “audit committee financial expert” will not be deemed an expert for any purpose as a result of being designated or identified as an “audit committee financial expert” pursuant to Item 407, and such designation or identification does not impose on such person any duties, obligations or liability that are greater than the duties, obligations and liability imposed on such person as a member of the audit committee and Board of Directors in the absence of such designation or identification. Further, the designation or identification of a person as an “audit committee financial expert” pursuant to Item 407 does not affect the duties, obligations or liability of any other member of the audit committee or Board of Directors.
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

Equity Compensation Plan Information
The following table sets forth aggregated information about all of the Company’s compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance as of December 31, 2020:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))[1] (c)
Equity compensation plans approved by security holders	2,252,841	$53.83	9,877,022
Equity compensation plans not approved by security holders	—	—	—
Total	2,252,841	$53.83	9,877,022

[1]	The Sonoco Products Company 2019 Omnibus Incentive Plan (the "2019 Plan") was adopted at the Company’s 2019 Annual Meeting of Shareholders. The maximum number of shares of common stock that may be issued under this plan was set at 12,000,000 shares, which included all shares remaining under the 2014 Plan. Awards granted under all previous plans which are forfeited, expire or are cancelled without delivery of shares, or which result in forfeiture of shares back to the Company, will be added to the total shares available under the 2019 Plan. At December 31, 2020, a total of 9,877,022 shares remain available for future grant under the 2019 Plan.
The weighted-average exercise price of $53.83 relates to stock appreciation rights, which account for 1,271,428 of the 2,252,841 securities issuable upon exercise. The remaining 981,413 securities relate to deferred compensation stock units, performance-contingent restricted stock units and restricted stock unit awards that have no exercise price requirement.
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
36 FORM 10-K SONOCO 2020 ANNUAL REPORT

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
		– Report of Independent Registered Public Accounting Firm
		– Consolidated Balance Sheets as of December 31, 2020 and 2019
		– Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018
		– Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018
		– Consolidated Statements of Changes in Total Equity for the years ended December 31, 2020, 2019 and 2018
		– Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
		– Notes to Consolidated Financial Statements
	2	Financial Statement Schedules
		Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2020, 2019 and 2018

Column A	Column B	Column C - Additions				Column D		Column E
Description	Balance at Beginning of Year	Charged to Costs and Expenses		Charged to Other		Deductions		Balance at End of Year
2020
Allowance for Doubtful Accounts	$14,382	$8,067		$55	1	$1,583	2	$20,921
LIFO Reserve	20,203	114	3	—		—		20,317
Valuation Allowance on Deferred Tax Assets	105,347	22,816		2,447	4	2,175	5	128,435
2019
Allowance for Doubtful Accounts	$11,692	$4,320		$322	1	$1,952	2	$14,382
LIFO Reserve	18,854	1,349	3	—		—		20,203
Valuation Allowance on Deferred Tax Assets	103,289	2,662		(1,116)	4	(512)	5	105,347
2018
Allowance for Doubtful Accounts	$9,913	$3,471		$(425)	1	$1,267	2	$11,692
LIFO Reserve	17,632	1,222	3	—		—		18,854
Valuation Allowance on Deferred Tax Assets	47,199	(11,187)		70,993	4	3,716	5	103,289

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

Item 16. Form 10-K summary
The Company has chosen not to provide a Form 10-K summary.

37 FORM 10-K SONOCO 2020 ANNUAL REPORT

Exhibit Index

3-1	Restated Articles of Incorporation, as amended through July 15, 2020 (incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 28, 2020)
3-2	By-Laws of Sonoco Products Company, as amended June 15, 2020 (incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 28, 2020)
4-1	Description of Securities of the Registrant (incorporated by reference to the description in Sonoco's Form 8-A, Amendment 4, filed June 15, 2020)
4-2	Indenture, dated as of June 15, 1991, between Registrant and The Bank of New York, as Trustee (incorporated by reference to the Registrant’s Form S-4 (File Number 333-119863))
4-3
Form of Second Supplemental Indenture, dated as of November 1, 2010, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee (including form of 5.75% Notes due 2040)(incorporated by reference to Registrant’s Form 8-K filed October 28, 2010)

4-4
Form of Third Supplemental Indenture (including form of 4.375% Notes due 2021), between Sonoco Products Company and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Registrant’s Form 8-K filed October 27, 2011)

4-5
Form of Fourth Supplemental Indenture (including form of 5.75% Notes due 2040), between Sonoco Products Company and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Registrant’s Form 8-K filed October 27, 2011)

4-6
Form of Fifth Supplemental Indenture, dated as of April 22, 2020, between Sonoco Products Company and the Bank of New York Mellon Trust Company, N.A. (incorporated by reference to the Registrant's Form 8-K filed April 22, 2020)

4-7	Form of 3.125% Notes due 2030 (included in Exhibit A to Exhibit 4.1 and incorporated by reference to the Registrant's Form 8-K filed April 22, 2020)
10-1	1991 Sonoco Products Company Key Employee Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2007)
10-2	Sonoco Products Company 1996 Non-employee Directors’ Stock Plan, as amended (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2007)
10-3	Sonoco Retirement and Savings Plan (formerly the Sonoco Savings Plan), as amended (incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 2012).
10-4	Sonoco Products Company 2008 Long-term Incentive Plan (incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders on April 16, 2008)
10-5	Sonoco Products Company 2012 Long-term Incentive Plan (incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders on April 18, 2012)
10-6	Sonoco Products Company 2014 Long-term Incentive Plan (incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders on April 16, 2014)
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
10-13
Description of Stock Appreciation Rights, Restricted Stock Units and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 8, 2017 (incorporated by reference to Registrant’s Form 8-K filed February 14, 2017)

10-14
Description of Stock Appreciation Rights, Restricted Stock Units and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 14, 2018 (incorporated by reference to Registrant's Form 8-K filed February 20, 2018)

10-15
Description of Stock Appreciation Rights, Restricted Stock Units and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 13, 2019 (incorporated by reference to Registrant's Form 8-K filed February 19, 2019)

10-16
Description Restricted Stock Units and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 11, 2020 (incorporated by reference to the Registrant's Form 8-K filed February 18, 2020)

10-17
Description of Restricted Stock Units and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 5, 2021 (incorporated by reference to the Registrant's Form 8-K filed February 11, 2021)

10-18	Unsecured Five-Year Fixed Rate Assignable Loan Agreement, dated May 25, 2016 (incorporated by reference to Registrant’s Form 10-Q for the quarter ended July 3, 2016)
10-19.1	Credit Agreement, effective July 20, 2017 (incorporated by reference to Registrant's Form 10-Q for the quarter ended July 2, 2017)
10-19.2	First Amendment to Credit Agreement, dated February 14, 2020 (incorporated by reference to Registrant's Form 10-K for the year ended December 31, 2019)
10-20	Sonoco Products Company 2019 Omnibus Incentive Plan (incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders on April 17, 2019)
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm with respect to Registrant’s Form 10-K
31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)
99	Proxy Statement, filed in conjunction with annual shareholders’ meeting scheduled for April 21, 2021 (to be filed within 120 days after December 31, 2020)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Taxonomy Extension Label Linkbase Document
101.PRE	Taxonomy Extension Presentaiton Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of February 2021.

SONOCO PRODUCTS COMPANY

/s/ R. Howard Coker
R. Howard Coker
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 26th day of February 2021.

/s/ Julie C. Albrecht	/s/ James W. Kirkland
Julie C. Albrecht	James W. Kirkland
Vice President and Chief Financial Officer	Corporate Controller
(principal financial officer)	(principal accounting officer)

/s/ J.R. Haley	/s/ R. H. Coker
J.R. Haley/Director (Chairman)	R. H. Coker/President, Chief Executive Officer and Director

/s/ H.A. Cockrell	/s/ P.L. Davies
H.A. Cockrell/Director	P.L. Davies/Director

/s/ T.J. Drew	/s/ P. Guillemot
T.J. Drew/Director	P. Guillemot/Director

/s/ R.R. Hill, Jr.	/s/ E. Istavridis
R.R. Hill, Jr./Director	E. Istavridis/Director

/s/ R.G. Kyle	/s/ B.J. McGarvie
R.G. Kyle/Director	B.J. McGarvie/Director

/s/ J.M. Micali	/s/ S. Nagarajan
J.M. Micali/Director	S. Nagarajan/Director

/s/ M.D. Oken	/s/ T.E. Whiddon
M.D. Oken/Director	T.E. Whiddon/Director

/s/ L.M. Yates
L.M. Yates/Director