Form 10-Q
period 2021-04-04
SONOCO PRODUCTS CO
filed 2021-05-04
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock at April 21, 2021:
Common stock, no par value: 100,613,590

SONOCO PRODUCTS COMPANY

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars and shares in thousands)

	April 4, 2021	December 31, 2020*
Assets
Current Assets
Cash and cash equivalents	$587,532	$564,848
Trade accounts receivable, net of allowances	667,060	658,808
Other receivables	176,847	103,636
Inventories, net:
Finished and in process	178,873	167,018
Materials and supplies	295,198	283,673
Prepaid expenses	45,229	52,564
	1,950,739	1,830,547
Property, Plant and Equipment, Net	1,212,516	1,244,110
Goodwill	1,328,214	1,389,255
Other Intangible Assets, Net	306,737	321,934
Deferred Income Taxes	40,742	42,479
Right of Use Asset-Operating Leases	278,537	296,020
Other Assets	163,265	152,914
Total Assets	$5,280,750	$5,277,259
Liabilities and Equity
Current Liabilities
Payable to suppliers	$565,785	$536,939
Accrued expenses and other	500,902	511,489
Notes payable and current portion of long-term debt	444,171	455,784
Accrued taxes	19,812	7,415
	1,530,670	1,511,627
Long-term Debt, Net of Current Portion	1,251,512	1,244,440
Noncurrent Operating Lease Liabilities	246,588	262,048
Pension and Other Postretirement Benefits	169,864	171,518
Deferred Income Taxes	79,682	86,018
Other Liabilities	89,636	91,080
Sonoco Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares 100,607 and 100,447 shares issued and outstanding at April 4, 2021 and December 31, 2020, respectively	7,175	7,175
Capital in excess of stated value	315,741	314,056
Accumulated other comprehensive loss	(782,520)	(756,842)
Retained earnings	2,362,003	2,335,216
Total Sonoco Shareholders’ Equity	1,902,399	1,899,605
Noncontrolling Interests	10,399	10,923
Total Equity	1,912,798	1,910,528
Total Liabilities and Equity	$5,280,750	$5,277,259

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended
	April 4, 2021	March 29, 2020
Net sales	$1,353,304	$1,303,296
Cost of sales	1,075,403	1,036,706
Gross profit	277,901	266,590
Selling, general and administrative expenses	145,230	123,888
Restructuring/Asset impairment charges	6,846	12,599
Loss on divestiture of business, net	5,516	—
Operating profit	120,309	130,103
Non-operating pension costs	7,284	7,579
Interest expense	18,501	16,529
Interest income	770	484
Income before income taxes	95,294	106,479
Provision for income taxes	24,045	26,756
Income before equity in earnings of affiliates	71,249	79,723
Equity in earnings of affiliates, net of tax	1,044	513
Net income	72,293	80,236
Net loss attributable to noncontrolling interests	4	209
Net income attributable to Sonoco	$72,297	$80,445
Weighted average common shares outstanding:
Basic	101,046	100,855
Diluted	101,492	101,071
Per common share:
Net income attributable to Sonoco:
Basic	$0.72	$0.80
Diluted	$0.71	$0.80

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (unaudited)
(Dollars in thousands)

	Three Months Ended
	April 4, 2021	March 29, 2020
Net income	$72,293	$80,236
Other comprehensive income/(loss):
Foreign currency translation adjustments	(32,541)	(95,212)
Changes in defined benefit plans, net of tax	5,385	5,780
Changes in derivative financial instruments, net of tax	958	(4,555)
Other comprehensive loss:	$(26,198)	$(93,987)
Comprehensive income/(loss):	46,095	(13,751)
Net loss attributable to noncontrolling interests	4	209
Other comprehensive loss attributable to noncontrolling interests	520	1,637
Comprehensive income/(loss) attributable to Sonoco	$46,619	$(11,905)
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN TOTAL EQUITY (unaudited)
(Dollars in thousands)

	Total Equity	Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests
		Outstanding	Amount
December 31, 2019	$1,815,705	100,198	$7,175	$310,778	$(816,803)	$2,301,532	$13,023
Net income/(loss)	80,236					80,445	(209)
Other comprehensive income/(loss):
Translation loss	(95,212)				(93,575)		(1,637)
Defined benefit plan adjustment, net of tax	5,780				5,780
Derivative financial instruments, net of tax	(4,555)				(4,555)
Other comprehensive loss	$(93,987)				$(92,350)		$(1,637)
Dividends	(43,339)					(43,339)
Dividends paid to noncontrolling interests	—
Issuance of stock awards	376	196		376
Shares repurchased	(3,938)	(65)		(3,938)
Stock-based compensation	597			597
Impact of new accounting pronouncements	(209)					(209)
March 29, 2020	$1,755,441	100,329	$7,175	$307,813	$(909,153)	$2,338,429	$11,177

	Total Equity	Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests
		Outstanding	Amount
December 31, 2020	$1,910,528	100,447	$7,175	$314,056	$(756,842)	$2,335,216	$10,923
Net income/(loss)	72,293					72,297	(4)
Other comprehensive income/(loss):
Translation loss	(32,541)				(32,021)		(520)
Defined benefit plan adjustment, net of tax	5,385				5,385
Derivative financial instruments, net of tax	958				958
Other comprehensive loss	$(26,198)				$(25,678)		$(520)
Dividends	(45,510)					(45,510)
Issuance of stock awards	364	245		364
Shares repurchased	(5,051)	(85)		(5,051)
Stock-based compensation	6,372			6,372
April 4, 2021	$1,912,798	100,607	$7,175	$315,741	$(782,520)	$2,362,003	$10,399

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Three Months Ended
	April 4, 2021	March 29, 2020
Cash Flows from Operating Activities:
Net income	$72,293	$80,236
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment	4,149	3,106
Depreciation, depletion and amortization	61,599	60,824
Share-based compensation expense	6,372	597
Equity in earnings of affiliates	(1,044)	(513)
Cash dividends from affiliated companies	350	350
Net gain on disposition of assets	(1,861)	(2,520)
Loss on divestiture of business	5,516	—
Pension and postretirement plan expense	14,674	14,722
Pension and postretirement plan contributions	(26,338)	(24,812)
Net (decrease)/increase in deferred taxes	(6,933)	6,933
Change in assets and liabilities, net of effects from acquisitions and foreign currency adjustments:
Trade accounts receivable	(44,307)	(64,868)
Inventories	(36,682)	(12,185)
Payable to suppliers	51,039	6,820
Prepaid expenses	(336)	(2,853)
Accrued expenses	12,860	16,338
Income taxes payable and other income tax items	20,056	4,687
Other assets and liabilities	7,308	851
Net cash provided by operating activities	138,715	87,713
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(39,549)	(33,851)
Cost of acquisitions, net of cash acquired	(2,353)	(3,973)
Proceeds from the sale of assets	234	3,188
Other net investing proceeds	2,701	462
Net cash used in investing activities	(38,967)	(34,174)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	4,934	156,237
Principal repayment of debt	(11,350)	(7,833)
Net change in commercial paper	—	(185,000)
Net (decrease)/increase in outstanding checks	(13,208)	6,594
Proceeds from cross-currency swap	—	14,480
Cash dividends	(45,142)	(43,202)
Shares repurchased	(5,051)	(3,938)
Net cash used by financing activities	(69,817)	(62,662)
Effects of Exchange Rate Changes on Cash	(7,247)	(12,825)
Net Increase/(Decrease) in Cash and Cash Equivalents	22,684	(21,948)
Cash and cash equivalents at beginning of period	564,848	145,283
Cash and cash equivalents at end of period	$587,532	$123,335

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 1: Basis of Interim Presentation
In the opinion of the management of Sonoco Products Company (the “Company” or “Sonoco”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise stated) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the three months ended April 4, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
With respect to the unaudited condensed consolidated financial information of the Company for the three-month periods ended April 4, 2021 and March 29, 2020 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 4, 2021 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.
As previously disclosed, the Company changed its operating and reporting structure in January 2021 and, as a result, realigned certain of its reportable segments effective January 1, 2021. The revised structure consists of two reportable segments, Consumer Packaging and Industrial Paper Packaging, with all remaining businesses reported as "All Other." Additional information regarding segment realignment is provided in Note 14 to these Condensed Consolidated Financial Statements. All segment results for prior periods have been recast to conform to the new presentation.

Note 2: New Accounting Pronouncements
During the three-month period ended April 4, 2021, there have been no newly issued nor newly applicable accounting pronouncements that have had, or are expected to have, a material impact on the Company’s financial statements. Further, at April 4, 2021, there are no other pronouncements pending adoption that are expected to have a material impact on the Company’s consolidated financial statements.

Note 3: Acquisitions and Divestitures
Acquisitions
On March 8, 2021, the Company completed the acquisition of TuboTec, a tube and core operation in Brazil, for total cash consideration of $841. The acquisition of TuboTec further strengthens the Company's leadership position in tubes and cores.
During the quarter ended April 4, 2021, the Company reached a final working capital settlement related to the August 3, 2020 acquisition of Can Packaging, a designer and manufacturer of sustainable paper packaging and related manufacturing equipment, based in Habsheim, France. Under the settlement, the Company made an additional cash payment of $1,512, recording an increase in goodwill on its Condensed Consolidated Balance Sheet at April 4, 2021. Goodwill for Can Packaging, none of which is expected to be deductible for income tax purposes, consists of increased access to certain markets. Can Packaging's financial results from the date acquired are included in the Company's Consumer Packaging segment.
The valuations of the assets acquired and liabilities assumed in the 2020 acquisitions of Can Packaging and a small tube and core operation in Jacksonville, Florida, were finalized in the first quarter of 2021. No additional measurement period adjustments were recorded during the first quarter of 2021.
The Company has accounted for its acquisitions as business combinations under the acquisition method of accounting, in accordance with the business combinations subtopic of the Accounting Standards Codification and has included the results of operations of the acquired businesses in the Company's Condensed Consolidated Statements of Income from their respective dates of acquisition.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Divestitures
On April 4, 2021, the Company completed the sale of its display and packaging business in the United States, part of the "All Other" group of businesses, to Hood Container Corporation for $80,000 in cash. This business provides design, manufacturing and fulfillment of point-of-purchase displays, as well as contract packaging services, for consumer product customers and has approximately 450 employees. Its operations include eight manufacturing and fulfillment facilities and four sales and design centers.
Assets and liabilities disposed of in the sale included the following:

U.S. Display and Packaging
Trade accounts receivable	$26,342
Inventories	8,434
Property, plant and equipment, net	9,551
Right of use asset - operating leases	11,627
Goodwill	53,039
Trade accounts payable	(10,735)
Accrued expenses	(1,030)
Operating lease liabilities	(12,343)
Other net tangible assets	716
$85,601

The selling price was adjusted at closing for certain transaction expenses and for anticipated differences between targeted levels of working capital and the projected levels at the time of closing. Although the sale was effective April 4, 2021, the last day of the quarter, the net cash proceeds of $79,704 were received on April 5, 2021; accordingly, the proceeds from the sale are considered noncash investing activity and included in "Other receivables" on the Company's Condensed Consolidated Balance Sheet at April 4, 2021. The Company anticipates that final working capital settlements will result in additional cash proceeds in the second quarter of 2021 of approximately $381. The Company recognized a loss on the sale of $(5,516), before tax.
The decision to sell the display and packaging business in the United States is part of the Company's efforts to simplify its operating structure to focus on growing its core Consumer and Industrial packaging businesses around the world. This sale is not expected to notably affect consolidated operating margin percentages, nor does it represent a strategic shift for the Company that will have a major effect on the entity’s operations and financial results. Consequently, the sale did not meet the criteria for reporting as a discontinued operation. The net proceeds from the sale are expected to be used for general corporate purposes.
The Company continually assesses its operational footprint as well as its overall portfolio of businesses and may consider the divestiture of plants and/or business units it considers to be suboptimal or nonstrategic.
Acquisition and Divestiture-Related Transaction Costs
Acquisition and divestiture-related transaction costs totaling $10,025 and $1,171 were incurred during the three months ended April 4, 2021 and March 29, 2020, respectively. These costs, consisting primarily of legal and professional fees, are included in “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 4: Shareholders' Equity
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	April 4, 2021	March 29, 2020
Numerator:
Net income attributable to Sonoco	$72,297	$80,445
Denominator:
Weighted average common shares outstanding:
Basic	101,046	100,855
Dilutive effect of stock-based compensation	446	216
Diluted	101,492	101,071
Net income attributable to Sonoco per common share:
Basic	$0.72	$0.80
Diluted	$0.71	$0.80
Cash dividends	$0.45	$0.43

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
The average numbers of SARs that were not dilutive and, therefore, not included in the computation of diluted earnings per share during the three-month periods ended April 4, 2021 and March 29, 2020 were as follows:

	Three Months Ended
	April 4, 2021	March 29, 2020
Anti-dilutive stock appreciation rights	427	589
Stock Repurchases
On February 10, 2016, the Company’s Board of Directors (the "Board") authorized the repurchase of up to 5,000 shares of the Company's common stock. A total of 2,030 shares were purchased in 2016. Since that time and through April 4, 2021, no additional shares have been repurchased under this authorization; accordingly, a total of 2,970 shares remained available for repurchase at April 4, 2021. On April 20, 2021, the Board authorized the replacement of the February 10, 2016 authorization with an authorization to repurchase the Company's common stock in an aggregate amount of up to $350,000.
The Company frequently repurchases shares of its common stock to satisfy employee tax withholding obligations in association with certain share-based compensation awards. These repurchases, which are not part of a publicly announced plan or program, totaled 85 shares during the three months ended April 4, 2021, at a cost of $5,051, and 65 shares during the three months ended March 29, 2020, at a cost of $3,938.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Dividend Declarations
On February 10, 2021, the Board of Directors declared a regular quarterly dividend of $0.45 per share. This dividend was paid on March 10, 2021 to all shareholders of record as of February 24, 2021.
On April 21, 2021, the Board of Directors declared a regular quarterly dividend of $0.45 per share. This dividend is payable on June 10, 2021 to all shareholders of record as of May 10, 2021.
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
Following are the total restructuring and asset impairment charges, net of adjustments, recognized during the periods presented:

	Three Months Ended
	April 4, 2021	March 29, 2020
Restructuring and restructuring-related asset impairment charges	$2,697	$12,599
Other asset impairments	4,149	—
Restructuring/Asset Impairment Charges	$6,846	$12,599

The table below sets forth restructuring and restructuring-related asset impairment charges by type incurred:

	Three Months Ended
	April 4, 2021	March 29, 2020
Severance and Termination Benefits	$1,428	$10,100
Asset Impairment / Disposal of Assets	(864)	2,686
Other Costs	2,133	(187)
Restructuring and restructuring-related asset impairment charges	$2,697	$12,599

The table below sets forth restructuring and restructuring-related asset impairment charges by reportable segment:

	Three Months Ended
	April 4, 2021	March 29, 2020
Consumer Packaging	$1,085	$2,202
Industrial Paper Packaging	1,433	5,510
All Other	165	3,359
Corporate	14	1,528
Restructuring and restructuring-related asset impairment charges	$2,697	$12,599

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth the activity in the restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Accrual Activity
Liability at December 31, 2020	$15,955	$—	$511	$16,466
2021 charges	1,428	(864)	2,133	2,697
Cash receipts/(payments)	(6,092)	864	(2,249)	(7,477)
Asset write downs/disposals	—	—	—	—
Foreign currency translation	(172)	—	1	(171)
Liability at April 4, 2021	$11,119	$—	$396	$11,515

"Severance and Termination Benefits" during the first three months of 2021 includes the cost of severance provided to employees. The charges include the cost of severance for approximately 250 employees whose positions were eliminated in conjunction with the Company's ongoing organizational effectiveness efforts.
"Asset Impairment/Disposal of Assets" during the first three months of 2021consists primarily of gains from the disposition of certain assets impaired in the prior year as a result of consolidations in the Company's perimeter-of-the-store thermoforming operations.
“Other Costs” during the first three months of 2021consist primarily of costs related to plant closures including equipment removal, utilities, plant security, property taxes and insurance, net of incentive forfeitures.
The Company expects to pay the majority of the remaining restructuring reserves by the end of 2021 using cash generated from operations. The Company also expects to recognize future additional charges totaling approximately $1,900 in connection with previously announced restructuring actions and believes that the majority of these charges will be incurred and paid by the end of 2021. The Company continually evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions are likely to be undertaken.
Other Asset Impairments
The Company recognized other asset impairment charges totaling $4,149 in the first quarter of 2021 consisting of fixed asset impairments of $1,750 in the Company's perimeter-of-the-store thermoforming operations, part of the Consumer Packaging segment, and $2,399 in the temperature-assured packaging business, part of the All Other group of businesses. The assets were impaired as the value of their projected undiscounted cash flows was determined to no longer be sufficient to recover their carrying value.
These asset impairment charges are included in “Restructuring/Asset impairment charges” in the Company’s Condensed Consolidated Statements of Income.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 6: Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive loss and the changes in the balances of each component of accumulated other comprehensive loss, net of tax as applicable, for the three months ended April 4, 2021 and March 29, 2020:

	Foreign Currency Items	Defined Benefit Pension Items	Cash Flow Hedges	Accumulated Other Comprehensive Loss

Balance at December 31, 2020	$(194,024)	$(562,747)	$(71)	$(756,842)
Other comprehensive (loss)/income before reclassifications	(32,021)	115	998	(30,908)
Amounts reclassified from accumulated other comprehensive loss to net income	—	5,270	(30)	5,240
Amounts reclassified from accumulated other comprehensive loss to fixed assets	—	—	(10)	(10)
Other comprehensive (loss)/income	(32,021)	5,385	958	(25,678)
Balance at April 4, 2021	$(226,045)	$(557,362)	$887	$(782,520)

Balance at December 31, 2019	$(241,994)	$(574,413)	$(396)	$(816,803)
Other comprehensive (loss)/income before reclassifications	(93,575)	197	(5,620)	(98,998)
Amounts reclassified from accumulated other comprehensive loss to net income	—	5,583	1,065	6,648
Other comprehensive (loss)/income	(93,575)	5,780	(4,555)	(92,350)
Balance at March 29, 2020	$(335,569)	$(568,633)	$(4,951)	$(909,153)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the effects on net income of significant amounts reclassified from each component of accumulated other comprehensive loss for the three-month periods ended April 4, 2021 and March 29, 2020:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended
Details about Accumulated Other Comprehensive Loss Components	April 4, 2021	March 29, 2020	Affected Line Item in the Condensed Consolidated Statements of Income
Gains/(losses) on cash flow hedges
Foreign exchange contracts	$340	$(1,138)	Net sales
Foreign exchange contracts	(228)	827	Cost of sales
Commodity contracts	(71)	(1,079)	Cost of sales
	41	(1,390)	Income before income taxes
	(11)	325	Provision for income taxes
	30	(1,065)	Net income
Defined benefit pension items
Effect of settlement loss(a)	—	(623)	Non-operating pension costs
Amortization of defined benefit pension items(a)	(6,901)	(6,861)	Non-operating pension costs
	(6,901)	(7,484)	Income before income taxes
	1,631	1,901	Provision for income taxes
	(5,270)	(5,583)	Net income
Total reclassifications for the period	$(5,240)	$(6,648)	Net income

(a) See Note 10 for additional details.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the before and after tax amounts for the various components of other comprehensive income/(loss) for the three-month periods ended April 4, 2021 and March 29, 2020:

	Three months ended April 4, 2021			Three months ended March 29, 2020
	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Foreign currency items:
Net other comprehensive loss from foreign currency items(a)	$(32,021)	$—	$(32,021)	$(85,994)	$(7,581)	$(93,575)
Defined benefit pension items:
Other comprehensive income/(loss) before reclassifications	151	(36)	115	264	(67)	197
Amounts reclassified from accumulated other comprehensive loss to net income	6,901	(1,631)	5,270	7,484	(1,901)	5,583
Net other comprehensive income/(loss) from defined benefit pension items	7,052	(1,667)	5,385	7,748	(1,968)	5,780
Gains and losses on cash flow hedges:
Other comprehensive income/(loss) before reclassifications	1,338	(340)	998	(7,333)	1,713	(5,620)
Amounts reclassified from accumulated other comprehensive loss to net income	(41)	11	(30)	1,390	(325)	1,065
Amounts reclassified from accumulated other comprehensive loss to fixed assets	(13)	3	(10)	—	—	—
Net other comprehensive income/(loss) from cash flow hedges	1,284	(326)	958	(5,943)	1,388	(4,555)
Other comprehensive loss	$(23,685)	$(1,993)	$(25,678)	$(84,189)	$(8,161)	$(92,350)

(a)Other comprehensive loss from foreign currency items for the three months ended March 29, 2020, includes the settlement gain and corresponding tax provision related to the termination of a net investment hedge. See Note 8 for more information.

Note 7: Goodwill and Other Intangible Assets
Goodwill
A summary of the changes in goodwill by segment for the three months ended April 4, 2021 is as follows:

	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Goodwill at December 31, 2020	$592,310	$317,958	$478,987	$1,389,255
Dispositions	—	—	(53,039)	(53,039)
Foreign currency translation	(4,536)	(4,286)	(692)	(9,514)
Measurement period adjustments	1,512	—	—	1,512
Goodwill at April 4, 2021	$589,286	$313,672	$425,256	$1,328,214

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Final working capital settlements were made in the first quarter of 2021 related to the 2020 acquisition of Can Packaging resulting in an increase in goodwill of $1,512. See Note 3 for additional information.
The Company assesses goodwill for impairment annually during the third quarter, or from time to time when warranted by the facts and circumstances surrounding individual reporting units or the Company as a whole. The Company completed its most recent annual goodwill impairment testing during the third quarter of 2020. When completing goodwill impairment testing, the Company analyzed certain qualitative and quantitative factors in determining whether a goodwill impairment existed. The Company's assessments reflected a number of significant management assumptions and estimates including the Company's forecast of sales, profit margins, and discount rates. Changes in these assumptions could materially impact the Company's conclusions. Based on its assessments, the Company concluded that there was no impairment of goodwill for any of its reporting units.
Additionally, in conjunction with the January 1, 2021 realignment of its reportable segments, as described in Note 14, several of the Company’s reporting units were realigned and the resulting components and reporting units were tested for impairment both before and after the realignment following the same methodology used by the Company in its annual goodwill impairment testing.
Although no reporting units failed the annual impairment test or the testing performed as a result of the segment realignment noted above, in management’s opinion, the goodwill of the Conitex, Retail Packaging, and Plastics – Healthcare reporting units are at risk of impairment in the near term if these reporting units' operations do not perform in line with management's expectations, or if there is a negative change in the long-term outlook for these businesses or in other factors such as the discount rate.
The results of these three reporting units have been negatively affected by the economic impact of the COVID-19 pandemic due to end-market weakness, as well as recent raw material price increases. Management currently expects customer demand will improve over the next few quarters and approach pre-pandemic levels in late 2021 or 2022 and that announced and/or planned selling price increases will mitigate higher raw material costs. However, should it become apparent that the post-COVID-19 recovery is likely to be weaker, or significantly delayed, compared to management’s current expectations, or significant negative price / cost relationships will persist over the long-term, goodwill impairment charges may be possible in the future. Total goodwill associated with the Conitex, Retail Packaging, and Plastics – Healthcare reporting units was $32,959, $70,139 and $63,379, respectively, at April 4, 2021. Based on their most recent impairment tests, the estimated fair values of the Conitex, Retail Packaging, and Plastics – Healthcare reporting units exceeded their individual carrying values by 6.9%, 17.3%, and 11.7%, respectively.
In its annual goodwill impairment analysis as of September 27, 2020, projected future cash flows for Conitex were discounted at 10.8%. Based on the discounted cash flow model and holding other valuation assumptions constant, Conitex's projected operating profits across all future periods would have to be reduced approximately 6.2%, or the discount rate increased to 12.2%, in order for the estimated fair value to fall below the reporting unit’s carrying value.
In the goodwill impairment analysis performed in conjunction with the 2021 reportable segment realignment, projected future cash flows for Retail Packaging were discounted at 7.7%. Based on the discounted cash flow model and holding other valuation assumptions constant, projected operating profits across all future periods would have to be reduced approximately 8.0%, or the discount rate increased to 10.6%, in order for the estimated fair value to fall below the reporting unit’s carrying value.
In the goodwill impairment analysis performed in conjunction with the 2021 reportable segment realignment, projected future cash flows for Plastics - Healthcare were discounted at 7.9%. Based on the discounted cash flow model and holding other valuation assumptions constant, projected operating profits across all future periods would have to be reduced approximately 5.6%, or the discount rate increased to 9.1%, in order for the estimated fair value to fall below the reporting unit’s carrying value.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Other Intangible Assets
A summary of other intangible assets as of April 4, 2021 and December 31, 2020 is as follows:

	April 4, 2021	December 31, 2020
Other Intangible Assets, gross:
Patents	$29,322	$29,325
Customer lists	586,567	622,430
Trade names	32,077	32,088
Proprietary technology	22,842	22,813
Other	2,813	2,831
Other Intangible Assets, gross	$673,621	$709,487

Accumulated Amortization:
Patents	$(14,956)	$(14,511)
Customer lists	(317,004)	(339,159)
Trade names	(12,699)	(12,156)
Proprietary technology	(20,302)	(19,833)
Other	(1,923)	(1,894)
Total Accumulated Amortization	$(366,884)	$(387,553)
Other Intangible Assets, net	$306,737	$321,934

Other Intangible Assets are amortized on a straight-line basis over their respective useful lives, which generally range from three to forty years. The Company has no intangible assets with indefinite lives.
Aggregate amortization expense was $12,749 and $13,271 for the three months ended April 4, 2021 and March 29, 2020, respectively. Amortization expense on other intangible assets is expected to total approximately $50,400 in 2021, $46,500 in 2022, $41,000 in 2023, $34,500 in 2024 and $26,300 in 2025.

Note 8: Financial Instruments and Derivatives
The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments for which the carrying amount differs from the fair value.

	April 4, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, net of current portion	$1,251,512	$1,430,423	$1,244,440	$1,538,132
The carrying value of cash and cash equivalents and short-term debt approximates fair value. The fair value of long-term debt is determined based on recent trade information in the financial markets of the Company’s public debt or is determined by discounting future cash flows using interest rates available to the Company for issues with similar terms and maturities. It is considered a Level 2 fair value measurement.
On April 28, 2021, subsequent to the end of the quarter, the Company commenced a cash tender offer to purchase up to $300,000 of the $600,000 outstanding principal amount of its 5.75% notes due November 2040. The offer, which will expire on May 25, 2021, unless extended or terminated earlier by the Company, includes an early tender premium of fifty dollars per thousand dollar principal amount for notes validly tendered by May 11, 2021. At April 4, 2021, the Company estimated the fair value of the 5.75% notes due November 2040 to exceed their carrying value by approximately 25%. On April 28, 2021, the Company entered into a reverse treasury lock agreement intended to fix the cash cost to fund approximately $100,000 of the maximum $300,000 principal amount subject to being tendered. The Company intends to use available cash on hand to purchase the notes validly tendered under this offer.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Cash Flow Hedges
At April 4, 2021 and December 31, 2020, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. These contracts, which have maturities ranging to December 2022, qualify as cash flow hedges under U.S. GAAP. For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item.
Commodity Cash Flow Hedges
The Company has entered into certain derivative contracts to manage the cost of anticipated purchases of natural gas and aluminum. At April 4, 2021, natural gas swaps covering approximately 7.1 million MMBTUs were outstanding. These contracts represent approximately 67% and 41% of anticipated usage in North America for 2021 and 2022, respectively. Additionally, the Company had swap contracts covering 2,763 metric tons of aluminum, representing approximately 55% of anticipated usage for the remainder of 2021. The fair values of the Company’s commodity cash flow hedges netted to a gain position of $1,179 at April 4, 2021 and a loss position of $(647) at December 31, 2020. The amount of the gain included in Accumulated Other Comprehensive Income at April 4, 2021, that is expected to be reclassified to the income statement during the next twelve months is $953.
Foreign Currency Cash Flow Hedges
The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales, purchases, and capital spending expected to occur in 2021 and 2022. The net positions of these contracts at April 4, 2021 were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	purchase	14,932,417
Mexican peso	purchase	305,027
Polish zloty	purchase	62,173
Canadian dollar	purchase	16,254
Euro	purchase	10,486
British pound	purchase	4,039
Turkish lira	purchase	1,835
New Zealand dollar	sell	(539)
Australian dollar	sell	(840)

The fair value of foreign currency cash flow hedges related to forecasted sales and purchases netted to a gain position of $311 and $555 at April 4, 2021 and December 31, 2020, respectively. Gains of $311 are expected to be reclassified from accumulated other comprehensive income to the income statement during the next twelve months. In addition, the Company has entered into forward contracts to hedge certain foreign currency cash flow transactions related to construction in progress. As of April 4, 2021 and December 31, 2020, the net position of these contracts was $(289) and $47 respectively. During the three months ended April 4, 2021, gains from these hedges totaling $13 were reclassified from accumulated other comprehensive income and included in the carrying value of the capitalized expenditures. Losses of $(266) are expected to be reclassified from accumulated other comprehensive income and included in the carrying value of the related fixed assets acquired during the next twelve months.
Net Investment Hedge
In January 2020, the Company entered into a cross-currency swap agreement with a notional amount of $250,000 to effectively convert a portion of the Company's fixed-rate, U.S. dollar denominated debt, including the semi-annual interest payments, to fixed-rate euro-denominated debt. The risk management objective was to manage foreign currency risk relating to net investments in certain European subsidiaries denominated in foreign currencies. As a result of significant strengthening of the U.S. dollar and a reduction in the differential between U.S. and European interest rates, the fair market value of the swap position appreciated significantly during the first quarter of 2020. In March 2020, the Company terminated the swap agreement and received a net cash settlement of $14,480. The Company recorded this foreign currency translation gain in "Accumulated other comprehensive loss," net of a tax provision of $7,581.

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
The net currency positions of these contracts at April 4, 2021, were as follows (in thousands):

Currency	Action	Quantity
Indonesian rupiah	purchase	31,761,364
Colombian peso	purchase	22,472,400
Mexican peso	purchase	329,502
Canadian dollar	purchase	5,110

The Company has entered into certain other derivative contracts to manage the cost of purchases of diesel fuel. At April 4, 2021, diesel swaps covering approximately 0.5 million gallons were outstanding.
The fair value of the Company’s other derivatives position was a gain of $771 and $599 at April 4, 2021 and December 31, 2020, respectively.
The following table sets forth the location and fair values of the Company’s derivative instruments at April 4, 2021 and December 31, 2020:

Description	Balance Sheet Location	April 4, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$1,526	$867
Commodity Contracts	Other assets	$226	$—
Commodity Contracts	Accrued expenses and other	$(573)	$(1,512)
Commodity Contracts	Other liabilities	$—	$(2)
Foreign Exchange Contracts	Prepaid expenses	$946	$997
Foreign Exchange Contracts	Accrued expenses and other	$(901)	$(395)
Foreign Exchange Contracts	Other liabilities	$(23)	$—
Derivatives not designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$523	$484
Foreign Exchange Contracts	Prepaid expenses	$281	$140
Foreign Exchange Contracts	Accrued expenses and other	$(34)	$(25)
While certain of the Company’s derivative contract arrangements with its counterparties provide for the ability to settle contracts on a net basis, the Company reports its derivative positions on a gross basis. There are no collateral arrangements or requirements in these agreements.
The Company's 1%, 150,000 euro-denominated debt matures on May 25, 2021. On April 7, 2021, subsequent to the end of the quarter, the Company entered into two forward contracts to buy a total of 150,000 euros. The risk management objective of the forward contracts, which mature on May 21, 2021, is to manage foreign currency risk related to the Company's funding of the debt repayment upon maturity. The U.S. dollar equivalent balance of the euro-denominated debt was approximately $176,100 at April 4, 2021.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following tables set forth the effect of the Company’s derivative instruments on financial performance for the three months ended April 4, 2021 and March 29, 2020, excluding the gains on foreign currency cash flow hedges that were reclassified from accumulated other comprehensive income to the carrying value of the capitalized expenditures:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income
Derivatives in Cash Flow Hedging Relationships:
Three months ended April 4, 2021
Foreign Exchange Contracts	$(188)	Net sales	$340
		Cost of sales	$(228)
Commodity Contracts	$1,754	Cost of sales	$(71)
Three months ended March 29, 2020
Foreign Exchange Contracts	$(4,978)	Net sales	$(1,138)
		Cost of sales	$827
Commodity Contracts	$(2,355)	Cost of sales	$(1,079)

Description	Gain or (Loss) Recognized	Location of Gain or (Loss) Recognized in Income Statement
Derivatives not Designated as Hedging Instruments:
Three months ended April 4, 2021
Commodity Contracts	$378	Cost of sales
Foreign Exchange Contracts	$(625)	Selling, general and administrative
Three months ended March 29, 2020
Commodity Contracts	$—	Cost of sales
Foreign Exchange Contracts	$(4,917)	Selling, general and administrative

	Three months ended April 4, 2021		Three months ended March 29, 2020
Description	Revenue	Cost of sales	Revenue	Cost of sales
Total amount of income and expense line items presented in the Condensed Consolidated Statements of Income	$340	$(299)	$(1,138)	$(252)

The effects of cash flow hedging:

Gain or (loss) on cash flow hedging relationships:
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into net income	$340	$(228)	$(1,138)	$827

Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into net income	$—	$(71)	$—	$(1,079)

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
The following table sets forth information regarding the Company’s financial assets and financial liabilities, excluding retirement and postretirement plan assets, measured at fair value on a recurring basis:

Description	April 4, 2021	Assets measured at NAV	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$1,179	$—	$—	$1,179	$—
Foreign exchange contracts	$22	$—	$—	$22	$—
Non-hedge derivatives, net:
Commodity contracts	$523	$—	$—	$523	—
Foreign exchange contracts	$247	$—	$—	$247	$—

Description	December 31, 2020	Assets measured at NAV	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(647)	$—	$—	$(647)	$—
Foreign exchange contracts	$602	$—	$—	$602	$—
Non-hedge derivatives, net:
Commodity contracts	$484	$—	$—	$484	$—
Foreign exchange contracts	$115	$—	$—	$115	$—

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
The Company does not currently have any non-financial assets or liabilities that are recognized or disclosed at fair value on a recurring basis. None of the Company’s financial assets or liabilities are measured at fair value using significant unobservable inputs. There were no transfers in or out of Level 1 or Level 2 fair value measurements during the three-month period ended April 4, 2021.

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
The components of net periodic benefit cost include the following:

	Three Months Ended
	April 4, 2021	March 29, 2020
Retirement Plans
Service cost	$961	$1,082
Interest cost	10,107	12,681
Expected return on plan assets	(9,661)	(12,580)
Amortization of prior service cost	226	250
Amortization of net actuarial loss	6,871	6,876
Effect of settlement loss	—	623
Net periodic benefit cost	$8,504	$8,932

Retiree Health and Life Insurance Plans
Service cost	$94	$83
Interest cost	50	84
Expected return on plan assets	(113)	(90)
Amortization of prior service credit	—	(68)
Amortization of net actuarial gain	(196)	(197)
Net periodic benefit income	$(165)	$(188)

The Company made aggregate contributions of $3,673 and $2,309 to its defined benefit retirement and retiree health and life insurance plans during the three months ended April 4, 2021 and March 29, 2020, respectively. The Company expects to make additional contributions of approximately $13,500 to its defined benefit retirement and retiree health and life insurance plans over the remainder of 2021, excluding contributions to the Sonoco Pension Plan for Inactive Participants (the "Inactive Plan"). See Plan Termination below.
Plan Termination
As disclosed in previous filings, the Company terminated the Inactive Plan, a tax-qualified defined benefit plan, effective September 30, 2019. The Company expects to settle the liabilities of the Inactive Plan in the second quarter of 2021 through a combination of lump-sum payments and annuity purchases and expects to make additional contributions to the Inactive Plan during the second quarter of 2021 totaling approximately $150,000 in order to be fully funded on a termination basis at the time the liabilities are settled. The first of these contributions, in the amount of $50 million, was made on April 28, 2021, subsequent to the end of the first quarter. The actual amount of the Company's obligation under the Inactive Plan, and the remaining required cash contributions, will depend upon the nature and timing of participant

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

settlements, as well as prevailing market conditions at the time the settlements occur. The Company realized a cash tax benefit of approximately $38,000 in 2020 on these anticipated contributions that will be deductible in its 2020 income tax filings. Non-cash, pretax settlement charges totaling approximately $560,000 are expected to be recognized in the second quarter of 2021 as the lump sum payouts and annuity purchases are made.
Settlements and Curtailments
The Company recognized settlement charges of $623 during the three months ended March 29, 2020. These charges resulted from payments made to certain participants in the Company's non-union Canadian pension plan who elected a lump sum distribution option upon retirement. Additional settlement charges related to the Canadian pension plans may be recognized over the remainder of 2021 as a result of ongoing lump-sum distributions and restructuring actions.
Sonoco Retirement Contribution (SRC)
SRC contributions, which are funded annually in the first quarter, totaled $22,665 during the three months ended April 4, 2021, and $22,503 during the three months ended March 29, 2020. No additional SRC contributions are expected during the remainder of 2021. The Company recognized expense related to the SRC of $6,335 and $5,978 for the quarters ended April 4, 2021 and March 29, 2020, respectively.

Note 11: Income Taxes
The Company’s effective tax rates for the three-month periods ended April 4, 2021 and March 29, 2020 were 25.2% and 25.1%, respectively. The rate for the three-month period ended April 4, 2021 varied from the U.S. statutory rate due primarily to the unfavorable effect of certain international operations that were subject to tax rates generally higher than the U.S. statutory tax rate, the effect of state income taxes, and the effect of the Global Intangible Low Taxed Income (GILTI) tax.
As previously disclosed, in February 2017 the Company received a Notice of Proposed Adjustment (“NOPA”) from the Internal Revenue Service (“IRS”) proposing adjustments to the 2012 and 2013 tax years. In 2018, the Company filed a protest to the proposed deficiency and the matter was referred to the Appeals Division of the IRS. In the second quarter of 2020, the Company agreed to pay approximately $6,000 in taxes and interest to settle the dispute and recorded the impact of this settlement in its provision for income taxes. The Company anticipates finalizing the audit and paying the assessment by the end of 2021.
The Company and/or its subsidiaries file federal, state and local income tax returns in the United States and various foreign jurisdictions. As discussed above, the Company's U.S. federal income tax return is currently under audit for the 2012 and 2013 tax years. Other than this audit, with few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years prior to 2012.
The Company is currently reviewing its utilization of foreign tax credits in previously filed income tax returns and, accordingly, may elect to amend its existing tax filings. A conclusion on this matter is expected to be reached in the next six months, and it is reasonably possible that a benefit material to the Company's financial statements will be recognized at that time.
The Company’s reserve for uncertain tax benefits has increased by approximately $300 since December 31, 2020 due primarily to an increase in reserves related to existing uncertain tax positions. The Company believes that it is reasonably possible that the amount reserved for unrecognized tax benefits at April 4, 2021 could decrease by approximately $6,800 over the next twelve months. This change includes the anticipated increase in reserves related to existing positions offset by settlements of issues currently under examination and the release of existing reserves due to the expiration of the statute of limitations. Although the Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental, management believes that any reasonably foreseeable outcomes related to these matters have been adequately provided for. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which earnings or deductions are realized may differ from current estimates. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly basis. The Company has operations and pays taxes in many countries outside of the U.S. and taxes on those earnings are subject to varying rates. The Company is not dependent upon the favorable benefit of any one jurisdiction to an extent that the loss of such benefit would have a material effect on the Company’s overall effective tax rate.

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
The following table sets forth the balance sheet location and values of the Company’s lease assets and lease liabilities at April 4, 2021 and December 31, 2020:

Classification	Balance Sheet Location	April 4, 2021	December 31, 2020
Lease Assets
Operating lease assets	Right of Use Asset - Operating Leases	$278,537	$296,020
Finance lease assets	Other Assets	44,342	36,267
Total lease assets		$322,879	$332,287

Lease Liabilities
Current operating lease liabilities	Accrued expenses and other	$48,295	$52,138
Current finance lease liabilities	Notes payable and current portion of debt	5,596	4,663
Total current lease liabilities		$53,891	$56,801

Noncurrent operating lease liabilities	Noncurrent Operating Lease Liabilities	$246,588	$262,048
Noncurrent finance lease liabilities	Long-term Debt, Net of Current Portion	40,646	33,280
Total noncurrent lease liabilities		$287,234	$295,328

Total lease liabilities		$341,125	$352,129

Certain of the Company’s leases include variable costs. Variable costs include lease payments that were volume or usage-driven in accordance with the use of the underlying asset, and also non-lease components that were incurred based upon actual terms rather than contractually fixed amounts. In addition, variable costs are incurred for lease payments that are indexed to a change in rate or index. Because the right of use assets recorded on the balance sheet were determined based upon factors considered at the commencement date of the leases, subsequent changes in the rate or index that were not contemplated in the right of use asset balances recorded on the balance sheet result in variable expenses being incurred when paid during the lease term.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth the components of the Company's total lease cost for the three month periods ended April 4, 2021 and March 29, 2020:

		Three Months Ended
Lease Cost		April 4, 2021	March 29, 2020
Operating lease cost	(a)	$13,195	$14,351
Finance lease cost:
Amortization of lease asset	(a) (b)	1,324	2,547
Interest on lease liabilities	(c)	293	225
Variable lease cost	(a) (d)	6,085	13,285

Total lease cost		$20,897	$30,408

(a) Production-related and administrative amounts are included in cost of sales and selling, general and administrative expenses, respectively.
(b) Included in depreciation and amortization.

(c) Included in interest expense.

(d) Also includes short term lease costs, which are deemed immaterial.

The following table sets forth certain lease-related information for the three months ended April 4, 2021 and March 29, 2020:

	Three months ended April 4, 2021	Three months ended March 29, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$13,934	$14,269
Operating cash flows used by finance leases	$293	$225
Financing cash flows used by finance leases	$1,024	$2,687
Noncash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$4,281	$12,048
Leased assets obtained in exchange for new finance lease liabilities	$5,406	$493

Note 13: Revenue Recognition
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

	April 4, 2021	December 31, 2020
Contract Assets	$51,455	$48,390
Contract Liabilities	$(12,643)	$(16,687)

Significant changes in the contract assets and liabilities balances during the three months ended April 4, 2021 and the year ended December 31, 2020 were as follows:

	April 4, 2021		December 31, 2020
	Contract Asset	Contract Liability	Contract Asset	Contract Liability
Beginning Balance	$48,390	$(16,687)	$56,364	$(17,047)
Revenue deferred or rebates accrued	—	(10,348)	—	(32,512)
Recognized as revenue		1,731		9,189
Rebates paid to customers	—	12,661	—	23,683
Increases due to rights to consideration for customer specific goods produced, but not billed during the period	51,455	—	48,390	—
Transferred to receivables from contract assets recognized at the beginning of the period	(48,390)	—	(56,364)	—
Ending Balance	$51,455	$(12,643)	$48,390	$(16,687)

Contract assets and liabilities are generally short in duration given the nature of products produced by the Company. Contract assets represent goods produced without alternative use for which the Company is entitled to payment with margin prior to shipment. Upon shipment, the Company is entitled to bill the customer, and therefore amounts included in contract assets will be reduced with the recording of an account receivable as they represent an unconditional right to payment. Contract liabilities represent revenue deferred due to pricing mechanisms utilized by the Company in certain multi-year arrangements, volume rebates, and payments received in advance. For multi-year arrangements with pricing mechanisms, the Company will generally defer revenue during the first half of the arrangement and will release the deferral over the back half of the contract term. The Company's reportable segments are aligned by product nature as disclosed in Note 14.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following tables set forth information about revenue disaggregated by primary geographic regions for the three-month periods ended April 4, 2021 and March 29, 2020. The tables also include a reconciliation of disaggregated revenue with reportable segments.

Three months ended April 4, 2021	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary Geographical Markets:
United States	$397,797	$325,222	$174,731	$897,750
Europe	115,180	96,684	21,409	233,273
Canada	26,143	21,046	—	47,189
Asia	21,153	73,372	241	94,766
Other	22,480	49,073	8,773	80,326
Total	$582,753	$565,397	$205,154	$1,353,304

Three months ended March 29, 2020	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary Geographical Markets:
United States	$387,265	$296,220	$166,979	$850,464
Europe	89,823	83,540	84,131	257,494
Canada	25,845	25,577	—	51,422
Asia	16,538	55,784	202	72,524
Other	21,098	41,370	8,924	71,392
Total	$540,569	$502,491	$260,236	$1,303,296

Note 14: Segment Reporting
The Company changed its operating and reporting structure in January 2021 and, as a result, realigned certain of its reportable segments effective January 1, 2021. The revised structure consists of two reportable segments, Consumer Packaging and Industrial Paper Packaging, with all remaining businesses reported as "All Other."
The Company's former Protective Solutions and Display and Packaging segments have been eliminated and the underlying businesses and their results have been realigned into All Other or, in certain cases, subsumed into the remaining two segments.
The Consumer Packaging segment primarily serves prepared and fresh food markets along with other packaging for direct consumer products and includes the following products and services: round and shaped rigid paper containers; metal and peelable membrane ends and closures; thermoformed plastic trays and containers; printed flexible packaging; and global brand artwork management.
The Industrial Paper Packaging segment, previously called Paper and Industrial Converted Products, includes the following products: fiber-based tubes, cones, and cores; fiber-based construction tubes; fiber-based protective packaging and components; wooden, metal and composite wire and cable reels and spools; and recycled paperboard, corrugating medium, recovered paper and material recycling services.
Businesses grouped as All Other include healthcare, protective and retail packaging and industrial plastic products. These businesses include the following products and services: thermoformed rigid plastic trays and devices; custom-engineered molded foam protective packaging and components; temperature-assured packaging; injection molded and extruded containers, spools and parts; retail packaging, including printed backer cards, thermoformed blisters and heat sealing equipment; and paper amenities. Prior to the divestiture of the Company's display and packaging operations in two separate transactions, one on November 30, 2020 (Display and Packaging - Europe) and one on April 4, 2021 (Display and Packaging - U.S.), these businesses, which included point-of-purchase displays and fulfillment operations, were reported in All Other.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth net sales, intersegment sales and operating profit for the Company’s reportable segments and All Other. “Segment operating profit” is defined as the segment’s portion of “Operating profit” excluding restructuring and asset impairment charges, acquisition expenses, interest income and expense, income taxes or certain other items, if any, the exclusion of which the Company believes improves comparability and analysis of the financial performance of the business. General corporate expenses have been allocated as operating costs to each of the Company’s reportable segments and All Other. Prior period results have been recast to conform to current-year presentation.
SEGMENT FINANCIAL INFORMATION

	Three Months Ended
	April 4, 2021	March 29, 2020
Net sales:
Consumer Packaging	$582,753	$540,569
Industrial Paper Packaging	565,397	502,491
All Other	205,154	260,236
Consolidated	$1,353,304	$1,303,296
Intersegment sales:
Consumer Packaging	$1,653	$1,106
Industrial Paper Packaging	26,896	24,502
All Other	3,025	2,682
Consolidated	$31,574	$28,290
Operating profit:
Segment operating profit:
Consumer Packaging	$75,610	$63,756
Industrial Paper Packaging	50,186	59,601
All Other	13,871	20,555
Restructuring/Asset impairment charges	(6,846)	(12,599)
Other non-base charges, net	(12,512)	(1,210)
Consolidated	$120,309	$130,103

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
Spartanburg
In connection with its acquisition of Tegrant in November 2011, the Company identified potential environmental contamination at a site in Spartanburg, South Carolina. The total remediation cost of the Spartanburg site was estimated to be $17,400 at the time of acquisition and an accrual in this amount was recorded on Tegrant’s opening balance sheet. Based on favorable developments at the site, the Company reduced its environmental reserve by $10,000 in the third quarter of 2019 in order to reflect its revised best estimate of what it is likely to pay in order to complete the remediation. Since the acquisition, the Company has spent a total of $1,743 on remediation of the Spartanburg site. At April 4, 2021 and December 31, 2020, the Company's accrual for environmental contingencies related to the Spartanburg site totaled $5,657 and $5,700, respectively.
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Other environmental matters
The Company has been named as a potentially responsible party at several other environmentally contaminated sites. All of the sites are also the responsibility of other parties. The potential remediation liabilities are shared with such other parties, and, in most cases, the Company’s share, if any, cannot be reasonably estimated at the current time. However, the Company does not believe that the resolution of these matters has a reasonable possibility of having a material adverse effect on the Company's financial statements. At April 4, 2021 and December 31, 2020, the Company's accrual for these other sites totaled $2,398 and $2,433, respectively.
Summary
As of April 4, 2021 and December 31, 2020, the Company (and its subsidiaries) had accrued $8,055 and $8,133, respectively, related to environmental contingencies. These accruals are included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Sonoco Products Company,

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company and its subsidiaries (the “Company”) as of April 4, 2021, and the related condensed consolidated statements of income, comprehensive income, changes in total equity and cash flows for the three-month periods ended April 4, 2021 and March 29, 2020, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2020, and the related consolidated statements of income, comprehensive income, changes in total equity and of cash flows for the year then ended (not presented herein), and in our report dated February 26, 2021, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 4, 2021

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
•effects of acquisitions and divestitures;
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
•consumer and customer actions in connection with the COVID-19 pandemic;
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

SONOCO PRODUCTS COMPANY
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

SONOCO PRODUCTS COMPANY
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
More information about the risks, uncertainties and assumptions that may cause actual results to differ materially from those expressed or forecasted in forward-looking statements is provided in the Company's Annual Report on Form 10-K under Item 1A-"Risk Factors" and throughout other sections of that report and in other reports filed with the Securities and Exchange Commission. In light of these various risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.
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

SONOCO PRODUCTS COMPANY

COMPANY OVERVIEW
Sonoco is a leading provider of consumer packaging, industrial products, protective packaging and packaging supply chain services, with over 300 locations in 34 countries.
As previously disclosed, Sonoco changed its operating and reporting structure in January 2021 and, as a result, realigned certain of its reportable segments effective January 1, 2021. The revised structure consists of two reportable segments, Consumer Packaging and Industrial Paper Packaging, with all remaining businesses reported as "All Other." The Company's former Protective Solutions and Display and Packaging segments have been eliminated and the underlying businesses and their results have been grouped into All Other or, in certain cases, subsumed into the remaining two segments. Changes to the Consumer Packaging segment include moving the Plastics - Healthcare packaging and industrial plastics business units to All Other. The Industrial Paper Packaging segment, previously called Paper and Industrial Converted Products, remains unchanged except that it now includes the Company's fiber protective packaging business unit which was previously included in the Protective Solutions segment. All Other includes our healthcare and protective packaging businesses, including Plastics - Healthcare, Sonoco ThermoSafe, consumer and automotive molded foam, retail packaging, paper amenities, and the Company's global display and packaging operations, which the Company sold in two separate transactions, one on November 30, 2020 (Display and Packaging - Europe) and one on April 4, 2021 (Display and Packaging - US).
Sonoco competes in multiple product categories, with the majority of the Company’s revenues arising from products and services sold to consumer and industrial products companies for use in the packaging of their products for sale or shipment. The Company also manufactures uncoated recycled paperboard, for both internal use and open market sale. Each of the Company’s operating units has its own sales staff and maintains direct sales relationships with its customers.
COVID-19
Impact on Operating Results
Around the world, Sonoco is an essential provider of consumer, industrial and medical packaging. Sonoco associates are deemed “Essential Critical Infrastructure Workers” under the guidance of the U.S. Department of Homeland Security and have received similar designations by the vast majority of other governmental agencies in the 34 countries where the Company operates. As areas around the world have begun to reopen their economies, the Company has seen improved demand for many of its products and services. However, recent indications of a resurgence of the virus in certain regions of the world have raised concerns about the re-imposition of restrictions on business activity and a negative effect on consumer behavior that alone, or together, could impede economic recovery. Sonoco is following these developments closely and will respond with appropriate changes to active production capacity and cost-management initiatives. An extended period of disruption to our served markets or global supply chains could materially and adversely affect our results of operations, access to sources of liquidity and overall financial condition. In addition, an extended global recession caused by the pandemic would have an adverse impact on the Company's operations and financial condition.
While a COVID-19 driven increase in consumer demand for certain food and household products benefited the Company's 2020 and first-quarter 2021 results, the overall impact of the pandemic on consolidated results has been negative. We expect the pandemic to continue having a mixed impact on demand for our products in the second quarter with a net negative impact to consolidated earnings compared to pre-pandemic levels. However, on a sequential basis, the second-quarter impacts of the pandemic on demand across the Company are expected to be similar to, or slightly better, than the first quarter of 2021.
We expect our Consumer Packaging segment to continue performing well overall as sales of food packaging should continue to benefit from consumers choosing to eat at home during the pandemic. We expect our industrial-related markets to continue experiencing weak demand in the second quarter compared to pre-pandemic levels, but to show significant improvement over second quarter 2020. Although not COVID-driven, both our Consumer Packaging and Industrial Paper Packaging segments are expected to face a negative price/cost relationship in the second quarter of 2021 due to rising recycled fiber and resin prices as well as higher freight costs. During the second quarter, the businesses in All Other are expected to continue to see improvement as the economy recovers from the effects of the pandemic. However, a number of them are also expected to experience higher raw material and freight costs that may be only partially recovered by higher selling prices in the second quarter of 2021.

SONOCO PRODUCTS COMPANY
Financial Flexibility and Liquidity
Sonoco has a strong, investment-grade balance sheet and substantial liquidity available in the form of cash, cash equivalents and revolving credit facilities, as well as the ability to issue commercial paper and to access liquidity in the banking and debt capital markets.

The Company undertook several actions in 2020 to secure liquidity in light of volatility in the credit markets and economic uncertainty caused by COVID-19, including the sale on April 22, 2020, of $600 million of 3.125% notes due 2030. Following these actions, the Company had $588 million in cash and cash equivalents on hand and $500 million in committed availability under its revolving credit facility at April 4, 2021. The Company has scheduled debt maturities over the next twelve months of approximately $444 million.

Health, Safety and Business Continuity
The health and safety of Sonoco’s associates, contractors, suppliers and the general public continue to be a top priority. Safety measures implemented at the beginning of the COVID-19 pandemic - conducting health screenings for personnel entering our operations, routinely cleaning high-touch surfaces, following social distancing protocols, prohibiting all non-critical business travel, and utilizing remote working where linked to maintaining the safety of essential, in-person workers - continue to be in place. In addition, Sonoco has proactively engaged local government health agencies and medical providers to provide access to COVID-19 vaccine opportunities when available under local regulations. Planning for return to routine operations and responses to changing health information continues. Sonoco routinely provides emails and leadership communications to keep its associates up to date on Company and health authority information, guidelines, protocols and policies, including those set by the World Health Organization and the U.S. Centers for Disease Control and Prevention.

Our Global Task Force that was activated at the beginning of the pandemic continues to meet to monitor and adjust business continuity plans to ensure our operations are as prepared as possible to be able to continue producing and shipping products to our customers without disruption. Sonoco has a diverse global supply chain and to date has not experienced significant raw material or other supply disruptions as a result of the COVID-19 pandemic.
First Quarter 2021 Compared with First Quarter 2020
RECONCILIATIONS OF GAAP TO NON-GAAP FINANCIAL MEASURES
Measures calculated and presented in accordance with generally accepted accounting principles are referred to as GAAP financial measures. The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures in the Company’s Condensed Consolidated Statements of Income for each of the periods presented. These non-GAAP financial measures (referred to as “Base”) are the GAAP measures adjusted to exclude amounts (dependent upon the applicable period), including the associated tax effects, relating to restructuring initiatives, asset impairment charges, non-operating pension costs/income, environmental reserve charges/releases, acquisition and divestiture-related transaction costs, gains/losses from the divestiture of businesses, excess property insurance recoveries, and certain other items, if any, including other income tax-related adjustments and/or events, the exclusion of which the Company believes improves the comparability and analysis of the underlying financial performance of the business. More information about the Company's use of non-GAAP financial measures is provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 under Item 7 - "Management's discussion and analysis of financial condition and results of operations," under the heading "Use of non-GAAP financial measures."

SONOCO PRODUCTS COMPANY

	For the three months ended April 4, 2021
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other Adjustments(1)	Base
Operating profit	$120,309	$6,846	$12,512	$139,667
Non-operating pension costs	7,284	—	(7,284)	—
Interest expense, net	17,731	—	—	17,731
Income before income taxes	95,294	6,846	19,796	121,936
Provision for income taxes	24,045	1,626	5,633	31,304
Income before equity in earnings of affiliates	71,249	5,220	14,163	90,632
Equity in earnings of affiliates, net of tax	1,044	—	—	1,044
Net income	72,293	5,220	14,163	91,676
Net loss attributable to noncontrolling interests	4	—	—	4
Net income attributable to Sonoco	$72,297	$5,220	$14,163	$91,680
Per diluted common share*	$0.71	$0.05	$0.14	$0.90
*Due to rounding individual items may not sum across
(1) Includes non-operating pension costs, costs related to actual/potential acquisitions and divestitures, and the loss from the sale of the U.S. display and packaging business, partially offset by gains from insurance proceeds.

	For the three months ended March 29, 2020
Dollars in thousands, except per share data	GAAP	Restructuring/ Asset Impairment	Other Adjustments(1)	Base
Operating profit	$130,103	$12,599	$1,210	$143,912
Non-operating pension costs	7,579	—	(7,579)	—
Interest expense, net	16,045	—	—	16,045
Income before income taxes	106,479	12,599	8,789	127,867
Provision for income taxes	26,756	3,129	3,400	33,285
Income before equity in earnings of affiliates	79,723	9,470	5,389	94,582
Equity in earnings of affiliates, net of tax	513	—	—	513
Net income	80,236	9,470	5,389	95,095
Net loss/(income) attributable to noncontrolling interests	209	(11)	—	198
Net income attributable to Sonoco	$80,445	$9,459	$5,389	$95,293
Per diluted common share*	$0.80	$0.09	$0.05	$0.94
*Due to rounding individual items may not sum across
(1) Includes non-operating pension costs, costs related to actual/potential acquisitions and divestitures, partially offset by non-base deferred income tax gains of $1,413 related primarily to a tax rate change.
RESULTS OF OPERATIONS
The following discussion provides a review of results for the three months ended April 4, 2021 versus the three months ended March 29, 2020.
OVERVIEW
Net sales for the first quarter of 2021 increased 3.8 percent to $1,353 million, compared with $1,303 million in the same period last year. This increase reflects increased volumes, which were augmented by 2 additional invoicing days in the current-year period. These volume increases were somewhat muted by disruptions to approximately 40 of the Company's U.S. operations from winter storms in February 2021. Increased selling prices in many of the Company's businesses, mostly to recover rising raw material costs, and favorable changes in foreign currency exchange rates also contributed to the year-over-year sales increase. These positive factors were partially offset by the November 2020 divestiture of the Company's European contract packaging business, net of sales added from the acquisition of Can Packaging in August 2020.

SONOCO PRODUCTS COMPANY
Net income attributable to Sonoco for the first quarter of 2021 decreased 10.1 percent to $72.3 million, or $0.71 per diluted share, compared to $80.4 million, or $0.80 per diluted share, for the same period of 2020. Current-quarter net income includes after-tax, non-Base charges totaling $19.4 million, while results for the first quarter of 2020 included after-tax, non-Base net charges totaling $14.8 million. Despite current-year asset impairments in the Company's temperature-assured and perimeter-of-the-store businesses, an overall lower level of restructuring activity across the Company resulted in a $4.2 million year-over-year reduction in combined after-tax restructuring and impairment charges. This decline was more than offset by an $8.8 million increase in other after-tax non-Base charges, largely driven by a $5.5 million loss from the sale of the Company's U.S. display and packaging business and higher legal and professional fees related to acquisition and divestiture activities. For more information regarding restructuring and asset impairment costs, see Note 5 to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Base net income attributable to Sonoco (Base earnings) for the first quarter of 2021 decreased 3.8 percent to $91.7 million, or $0.90 per diluted share, from $95.3 million, or $0.94 per diluted share, in 2020. This decrease was largely driven by a 2.9 percent decline in Base operating profit together with an increase in net interest expense. Base earnings declined due to an overall negative price/cost relationship and earnings lost from the previously mentioned November 2020 divestiture of the Company's European contract packaging business, net of earnings added from the acquisition of Can Packaging in August 2020. These negative impacts were partially offset by strong productivity improvements and volume increases.

OPERATING REVENUE
Net sales for the first quarter of 2021 increased $50 million, or 3.8 percent, from the prior-year quarter.
The components of the sales change were:

($ in millions)
Volume/mix	$46
Selling prices	48
Acquisitions/Divestitures	(60)
Foreign currency translation and other, net	16

Total sales increase	$50

COSTS AND EXPENSES
Cost of goods sold increased $38.7 million, or 3.7 percent, in the first quarter of 2021 compared with the same period last year. The increase was driven primarily by higher volumes and material inflation which were partially offset by divestitures, net of acquisitions. Gross profit was $277.9 million for the three months ended April 4, 2021, $11.3 million higher than the prior-year period. Despite this increase, gross profit as a percent of sales was flat compared to the prior quarter at 20.5 percent.
Selling, general and administrative expenses ("SG&A") for the quarter increased $21.3 million, or 17.2 percent, year over year. This increase was largely driven by higher acquisition and divestiture transaction costs and a more-normal level of management incentive expense.
As noted in the segment discussions below, the COVID-19 pandemic is expected to continue driving higher demand in some of our businesses, while lowering demand in others. As a result, the Company will continue, wherever practical, to minimize costs at manufacturing locations expected to experience sustained declines in volume and aggressively pursue reductions in overall selling, general and administrative costs.
Restructuring costs and asset impairment charges totaled $2.7 million for the first quarter of 2021 compared with $12.6 million in the same period last year. The year-over-year decrease was driven largely by lower restructuring activity in many of the Company's businesses, partially offset by asset impairment charges in the Company's temperature-assured and perimeter-of-the-store businesses totaling $4.1 million in the first quarter of 2021. Additional information regarding restructuring and asset impairment charges is provided in Note 5 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

SONOCO PRODUCTS COMPANY
Non-operating pension costs were $0.3 million lower in the first quarter of 2021 compared to the same period last year due to lower interest costs stemming from lower discount rates as well as lower quarter-over-quarter settlement charges. These reductions were partially offset by a reduction in the expected return on assets.
Net interest expense for the first quarter of 2021 increased to $17.7 million, compared with $16.0 million during the first quarter of 2020, due primarily to higher debt balances quarter over quarter.
The 2021 first-quarter effective tax rates on GAAP and Base earnings were 25.2 percent and 25.7 percent, respectively, compared with 25.1 percent and 26.0 percent, respectively, in the prior year’s quarter. Both the effective tax rate on GAAP and Base earnings for the first quarter of 2021 were relatively flat compared to the prior year's quarter.

REPORTABLE SEGMENTS
The Company changed its operating and reporting structure in January 2021 and, as a result, realigned certain of its reportable segments effective January 1, 2021. The revised structure consists of two reportable segments, Consumer Packaging and Industrial Paper Packaging, with all remaining businesses reported as "All Other." Additional information regarding segment realignment is provided in Note 14 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Prior period results in the tables below have been recast to conform to current-year presentation.
The following table recaps net sales attributable to each of the Company’s segments for the first quarters of 2021 and 2020 ($ in thousands):

	Three Months Ended
	April 4, 2021	March 29, 2020	% Change
Net sales:
Consumer Packaging	$582,753	$540,569	7.8%
Industrial Paper Packaging	565,397	502,491	12.5%
All Other	205,154	260,236	(21.2)%
Consolidated	$1,353,304	$1,303,296	3.8%

The following table recaps operating profit attributable to each of the Company’s segments during the first quarters of 2021 and 2020 ($ in thousands):

	Three Months Ended
	April 4, 2021	March 29, 2020	% Change
Operating profit:
Segment operating profit:
Consumer Packaging	$75,610	$63,756	18.6%
Industrial Paper Packaging	50,186	59,601	(15.8)%
All Other	13,871	20,555	(32.5)%
Restructuring/Asset impairment charges	(6,846)	(12,599)
Other non-base charges, net	(12,512)	(1,210)
Consolidated	$120,309	$130,103	(7.5)%

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

SONOCO PRODUCTS COMPANY
The following table recaps restructuring and asset impairment charges attributable to each of the Company’s segments during the first quarter of 2021 and 2020 ($ in thousands):

	Three Months Ended
	April 4, 2021	March 29, 2020
Restructuring/Asset impairment charges:
Consumer Packaging	$1,085	$2,202
Industrial Paper Packaging	1,433	5,510
All Other	165	3,359
Corporate	14	1,528
Consolidated	$2,697	$12,599

Consumer Packaging
Sonoco’s Consumer Packaging segment primarily serves prepared and fresh food markets along with other packaging for direct consumer products and includes the following products and services: round and shaped rigid paper containers; metal and peelable membrane ends and closures; thermoformed plastic trays and containers; printed flexible packaging; and global brand artwork management.
Segment sales increased 7.8% compared to the prior year's quarter, of which 4.5% was due to improved overall volume/mix, including the benefit of extra invoicing days in the current year's quarter because of a shift in the Company's fiscal calendar that will reverse in the fourth quarter of 2021. Segment sales also benefited from sales added by the acquisition of Can Packaging and higher selling prices. The overall improvement in volume/mix was driven by an approximately 8 percent improvement in our rigid paper containers business, including the benefit from strong food product demand attributable to a continued consumer preference for at-home eating as a result of the pandemic. Flexible packaging sales were essentially flat during the quarter as higher food packaging demand was offset by lower confection sales. In this segment's thermoformed plastics food business, sales were also flat as strong demand for prepared and specialty food trays was offset by lower demand for certain fresh food packaging.
Segment operating profit increased 18.6 percent compared to the prior year's quarter as the benefit of volume/mix, productivity improvements, profits from the Can Packaging acquisition and a positive price/cost relationship were partially offset by non-material inflation. Segment operating margin improved to 13.0 percent in the first quarter of 2021 from 11.8 percent in the same period last year.
As the COVID-19 pandemic begins to wind down over the next few quarters, the Company expects a mixed impact on this segment as increased demand for food and household goods packaging driven by stay-at-home consumers begins to dissipate, offset by a year-over-year increase in convenience and travel related categories due to easing of restrictions on normal economic activity.
Industrial Paper Packaging
The Industrial Paper Packaging segment includes the following products: fiber-based tubes, cones, and cores; fiber-based construction tubes; fiber-based protective packaging and components; wooden, metal and composite wire and cable reels and spools; and recycled paperboard, corrugating medium, recovered paper and material recycling services.
Segment sales increased 12.5 percent quarter over quarter largely due to higher selling prices implemented to offset higher raw material costs and non-material inflation. In addition, 2.6 percent of the segment sales increase is attributable to improved overall volume/mix, including the benefit of additional days in the current year's first quarter. Global tube, core and cone volume/mix improved approximately 3 percent driven by demand for our products in Europe, Asia and Brazil. Global paperboard demand declined approximately 2 percent due to winter storm disruptions and planned maintenance outages in the U.S.
Segment operating profit declined 15.8 percent from the prior year's quarter as the benefit of productivity improvements and positive volume/mix was more than offset by a significant negative price/cost relationship stemming from higher year-over-year recovered paper prices along with higher freight and other operating expenses. Segment operating margin declined from 11.9 percent in the first quarter of 2020 to 8.9 percent in the first quarter of 2021.

SONOCO PRODUCTS COMPANY
As the COVID-19 pandemic begins to wind down, the Company expects to see year-over-year volume increases in many of our global paper and industrial converted products markets. The Company expects continued escalation in recycled fiber, transportation and other costs in 2021 and is taking actions to recover those costs either under contractual pass-through arrangements or through additional price adjustments to non-contract customers.
All Other
Businesses grouped as All Other include healthcare, protective and retail packaging and industrial plastic products. These businesses include the following products and services: thermoformed rigid plastic trays and devices; custom-engineered molded foam protective packaging and components; temperature-assured packaging; injection molded and extruded containers, spools and parts; retail packaging, including printed backer cards, thermoformed blisters and heat sealing equipment; and paper amenities. Prior to the divestiture of the Company's display and packaging operations in two separate transactions, one on November 30, 2020 (Display and Packaging - Europe) and one on April 4, 2021 (Display and Packaging - U.S.), these businesses, which included point-of-purchase displays and fulfillment operations, were reported in All Other.
Sales for All Other declined 21.2 percent compared to last year's quarter due primarily to the divestiture of the European contract packaging business at the end of November 2020. Overall, volume/mix for businesses grouped in All Other improved approximately 3 percent, including the benefit of additional days in the current year's first quarter, driven primarily by demand improvements in healthcare packaging, industrial plastics and temperature-assured packaging.
All Other operating profit declined 32.5 percent from the prior year's quarter due to the divestiture of the European contract packaging business and a negative price/cost relationship stemming from higher raw material costs. These were partially offset by productivity improvements and positive volume/mix. Segment operating margin declined to 6.8 percent in the quarter from 7.9 percent in 2020.
With the April 4, 2021 sale of the Company's display and packaging operations in the United States and the November 2020 sale of the Company's European contract packaging operations, the Company has completely exited the display and packaging business. These divestitures will negatively impact year-over-year comparisons of operating results for the next twelve months.
The Company expects the temperature-assured business to produce continued solid results in 2021, with operating profit exceeding the prior year, largely driven by sales of packaging critical for coronavirus test kits and pharmaceutical transport, including flu vaccines. The businesses that serve automotive and appliance markets are expected to rebound from the prior-year as the COVID-19 pandemic winds down over the next few quarters leading to an easing of restrictions on normal economic activity. Additionally, the Company's plastics business serving the healthcare industry is expected to grow year over year as its served markets return to a more normalized demand for elective surgeries.

SONOCO PRODUCTS COMPANY

OTHER ITEMS
Critical Accounting Policies and Estimates
Goodwill impairment evaluation
The Company assesses its goodwill for impairment annually and from time to time when warranted by the facts and circumstances surrounding individual reporting units or the Company as a whole. In the first quarter of 2021, Sonoco realigned its operating and reporting structure and began reporting results in two segments, Consumer Packaging and Industrial Paper Packaging. The Company's remaining businesses, which primarily consist of healthcare and protective packaging businesses, are now reported as "All Other". In conjunction with this realignment, several of the Company’s reporting units were disaggregated and the components either merged into another reporting unit or resulted in a new reporting unit. In accordance with ASC 350, all of the impacted reporting units were tested for impairment both before and after the realignment following the same methodology used by the Company in its annual goodwill impairment testing which was most recently performed in the third quarter of 2020.
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
In considering the level of uncertainty regarding the potential for goodwill impairment, management has concluded that any such impairment would, in most cases, likely be the result of adverse changes in more than one assumption. Management considers the assumptions used to be its best estimates across a range of possible outcomes based on available evidence at the time of the assessment. Other than in Conitex, Retail Packaging, and Plastics - Healthcare, which are discussed below, there is no specific singular event or single change in circumstances management has identified that it believes could reasonably result in a change to expected future results in any of its reporting units sufficient to result in goodwill impairment. In management’s opinion, a change of such magnitude would more likely be the result of changes to some combination of the factors identified above, a general deterioration in competitive position, introduction of a superior technology, significant unexpected changes in customer preferences, an inability to pass through significant raw material cost increases, and other such items as identified in "Item 1A. Risk Factors" on pages 10-20 of the Company's 2020 Annual Report on Form 10-K.
Although no reporting units failed the annual impairment test or the testing performed as a result of the segment realignment noted above, in management’s opinion, the goodwill of the Conitex, Retail Packaging, and Plastics – Healthcare reporting units are at risk of impairment in the near term if these reporting units' operations do not perform in line with management's expectations, or if there is a negative change in the long-term outlook for these businesses or in other assumptions such as the discount rate.
The results of these three reporting units have been negatively impacted by end-market weakness due to the COVID-19 pandemic, as well as recent raw material price increases. Management currently expects customer demand will improve over the next few quarters and approach pre-pandemic levels in late 2021 or in 2022 and that announced and/or planned selling price increases will mitigate higher materials costs. However, should it become apparent that the post-COVID-19 recovery is likely to be weaker, or significantly delayed, compared to management’s current expectations, or significant negative price / cost relationships will persist over the long-term, goodwill impairment charges may be possible in the future. Total goodwill associated with the Conitex, Retail Packaging, and Plastics – Healthcare reporting units was approximately $33 million, $70 million and $63 million, respectively, at April 4, 2021. Based on their most-recent impairment tests, the estimated fair values of the Conitex, Retail Packaging, and Plastics – Healthcare reporting units exceeded their carrying values by 6.9%, 17.3%, and 11.7%, respectively.

SONOCO PRODUCTS COMPANY
Sensitivity Analysis
In its annual goodwill impairment analysis as of September 27, 2020, projected future cash flows for Conitex were discounted at 10.8%. Based on the discounted cash flow model and holding other valuation assumptions constant, Conitex's projected operating profits across all future periods would have to be reduced approximately 6.2%, or the discount rate increased to 12.2%, in order for the estimated fair value to fall below the reporting unit’s carrying value.
In the goodwill impairment analysis performed in conjunction with the 2021 reportable segment realignment, projected future cash flows for Retail Packaging were discounted at 7.7%. Based on the discounted cash flow model and holding other valuation assumptions constant, projected operating profits across all future periods would have to be reduced approximately 8.0%, or the discount rate increased to 10.6%, in order for the estimated fair value to fall below the reporting unit’s carrying value.
In the goodwill impairment analysis performed in conjunction with the 2021 reportable segment realignment, projected future cash flows for Plastics - Healthcare were discounted at 7.9%. Based on the discounted cash flow model and holding other valuation assumptions constant, projected operating profits across all future periods would have to be reduced approximately 5.6%, or the discount rate increased to 9.1%, in order for the estimated fair value to fall below the reporting unit’s carrying value.
Pension Plan Termination
As previously disclosed, the Company terminated the Sonoco Pension Plan for Inactive Participants, a tax-qualified defined benefit plan (the "Inactive Plan"), effective September 30, 2019. The Company expects to settle the liabilities of the Inactive Plan in the second quarter of 2021 through a combination of lump-sum payments and annuity purchases and expects to make additional contributions to the Inactive Plan during the second quarter of 2021 totaling approximately $150 million in order to be fully funded on a termination basis at the time the liabilities are settled. The first of these contributions, in the amount of $50 million, was made on April 28, 2021, subsequent to the end of the first quarter. The actual amount of the Company's obligation under the Inactive Plan, and the remaining required cash contributions, will depend upon the nature and timing of participant settlements, as well as prevailing market conditions at the time the settlements occur. The Company realized a cash tax benefit of approximately $38 million in 2020 based on these anticipated contributions that will be deductible in its 2020 income tax filings. Non-cash, pretax settlement charges totaling approximately $560 million are expected to be recognized in the second quarter of 2021 as the lump sum payouts and annuity purchases are made.

Financial Position, Liquidity and Capital Resources
Operating cash flows totaled $138.7 million in the three months ended April 4, 2021 compared with $87.7 million during the same period last year, an increase of $51.0 million. The increase in operating cash flows is largely attributable to changes in net working capital which used $40.3 million less cash in the first three months of 2021 compared to the same period last year. Both periods saw increased business activity from the preceding December levels; however, the increased business activity in the current quarter was less pronounced due to higher volumes in December 2020 compared to December 2019. Additionally, the Company continues to actively manage all components of net working capital in an effort to minimize the impact on cash utilization.
Changes in accrued expenses provided $12.9 million of operating cash flow in the three months ended April 4, 2021 while providing $16.3 million in the same period last year. The lower provision of cash in the current year is primarily due to higher management incentives paid in the first three months of 2021 compared to the same period last year. Changes in other assets and liabilities provided $6.5 million more cash in the first three months of 2021 compared to 2020, primarily due to the timing of collection of supplier rebates and other miscellaneous receivables. Income taxes payable, deferred taxes, and other income tax items provided $1.5 million more cash in the first three months of 2021 than the first three months of the prior year.
Cash used in investing activities was $39.0 million in the three months ended April 4, 2021, compared with $34.2 million in the same period last year, a higher year-over-year use of cash of $4.8 million. Acquisition spending was $1.6 million lower year over year. Acquisition activity in the three months ended April 4, 2021 totaled $2.4 million and reflects the Company's acquisition of a small tube and core operation in Brazil and the final working capital settlement for the August 3, 2020 acquisition of Can Packaging. This activity was less than the $4.0 million spent in the first three months of 2020 to purchase a small tube and core business in Jacksonville, Florida. Proceeds from the sale of assets provided $0.2 million in the three months ended April 4, 2021, compared to $3.2 million in the same period last year. The prior year reflects proceeds of $2.4 million received in February 2020 from the sale of equipment at a metal ends operation in Canton, Ohio.

SONOCO PRODUCTS COMPANY
Capital spending during the first three months of 2021 was $39.5 million, approximately $5.7 million lower than the same period last year. Capital spending for the remainder of 2021 is expected to be approximately $260 million, bringing the total capital spending in 2021 to approximately $300 million, compared to $194.1 million in 2020. The significant expected increase in the Company's year-over-year annual capital spending is largely the result of anticipated spending on "Project Horizon," a $114 million project to transform the corrugated medium paper machine in Hartsville, South Carolina, into a low-cost, state-of-the-art uncoated recycled paperboard machine and to optimize materials handling systems and storage facilities. Spending on Project Horizon is expected to be approximately $85 million in 2021. Other net investing proceeds, primarily insurance proceeds, were $2.2 million higher quarter over quarter.
Cash used by financing activities totaled $69.8 million in the three months ended April 4, 2021, compared with $62.7 million in the same period last year, a change of $7.2 million. Net repayments of debt decreased $30.2 million year over year reflecting actions initiated by the Company in the first quarter of 2020 to mitigate liquidity risks due to uncertainty regarding the potential impacts of the COVID-19 pandemic on credit markets, banks and the global economy. The year-over-year decrease in outstanding checks of $19.8 million resulted primarily from the timing of the last accounts payable check runs in December 2020 and December 2019. The Company paid cash dividends of $45.1 million during the three months ended April 4, 2021, an increase of $1.9 million over the same period last year. Cash used to repurchase the Company's common stock was $5.1 million in the first quarter of 2021, an increase of $1.1 million over the same period last year.
Cash and cash equivalents totaled $587.5 million and $564.8 million at April 4, 2021 and December 31, 2020, respectively. Of these totals, approximately $205.5 million and $170.8 million, respectively, were held outside of the United States by the Company’s foreign subsidiaries. Cash held outside of the United States is available to meet local liquidity needs, or for capital expenditures, acquisitions, and other offshore growth opportunities. Reflecting the financing actions described above, the Company has ample domestic liquidity from a combination of cash on hand, operating cash flow generation and access to bank and capital markets borrowings. The Company has generally considered its foreign unremitted earnings to be indefinitely invested outside the United States and currently has no plans to repatriate such earnings, other than excess cash balances that can be repatriated at minimal tax cost. Accordingly, the Company is not providing for taxes on these amounts for financial reporting purposes. Computation of the potential deferred tax liability associated with unremitted earnings considered to be indefinitely reinvested is not practicable.
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
During the three months ended April 4, 2021, the Company reported a net decrease in cash and cash equivalents of $7.2 million due to currency translation adjustments resulting from a stronger U.S. dollar relative to most foreign currencies.
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
At April 4, 2021, the Company had scheduled debt maturities of approximately $444 million over the next twelve months. At April 4, 2021, the Company had $588 million in cash and cash equivalents on hand and $500 million in committed availability under its revolving credit facility. The Company believes these amounts, combined with expected net cash flows generated from operating and investing activities, will provide ample liquidity to cover the 2021 debt maturities and other cash flow needs of the Company over the course of the next twelve months.
On April 28, 2021, subsequent to the end of the quarter, the Company commenced a cash tender offer to purchase up to $300 million of the $600 million outstanding principal amount of its 5.75% notes due November 2040. The offer, which will expire on May 25, 2021, unless extended or terminated earlier by the Company, includes an early tender premium of fifty dollars per thousand dollar principal amount for notes validly tendered by May 11, 2021. At April 4, 2021, the Company estimated the fair value of the 5.75% notes due November 2040 to exceed their carrying value by approximately 25%. On April 28, 2021, the Company entered into a reverse treasury lock agreement intended to fix the cash cost to fund approximately $100 million of the maximum $300 million principal amount subject to being tendered. The Company intends to use available cash on hand to purchase the notes validly tendered under this offer.

SONOCO PRODUCTS COMPANY
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenants currently require the Company to maintain a minimum level of interest coverage and a minimum level of net worth, as defined in the agreements. As of April 4, 2021, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.
The Company continually explores strategic acquisition opportunities which may result in the use of cash. Given the nature of the acquisition process, the timing and amounts of such expenditures are not always predictable. The Company expects that any acquisitions requiring funding in excess of cash on hand would be financed using available borrowing capacity.
On April 4, 2021, the last day of the quarter, the Company completed the sale of its display and packaging business in the United States to Hood Container Corporation for net cash proceeds totaling $79.7 million. The proceeds from the sale were received on April 5, 2021, subsequent to the end of the quarter, and are expected to be used for general corporate purposes.
On April 20, 2021, subsequent to the end of the quarter, the Company's Board of Directors authorized the repurchase of the Company's common stock in an aggregate amount of up to $350 million. The new authorization replaces the February 10, 2016 authorization, under which approximately 3.0 million shares of common stock remained available for open-market repurchase as of April 4, 2021. The authorization has no expiration date. Under the authorization, the Company may choose to purchase shares in the open market, from individual holders, through privately negotiated transactions, an accelerated share repurchase program, a combination of these methods, or otherwise. The timing and amount of the repurchases, if any, will depend upon several factors, including market and business conditions and the nature of other investment opportunities. Common stock repurchases, including with respect to any share repurchase program, may be limited, suspended or discontinued at any time without prior notice.
As discussed in "Other Items - Pension Plan Termination," the Sonoco Pension Plan for Inactive Participants was terminated effective September 30, 2019. The Company expects to settle the liabilities under the Inactive Plan in the second quarter of 2021 through a combination of lump-sum payments and annuity purchases and expects to make additional contributions to the Inactive Plan totaling approximately $150 million during the second quarter of 2021 in order to be fully funded on a termination basis at the time the liabilities are settled. The first of these contributions, in the amount of $50 million, was made on April 28, 2021, subsequent to the end of the first quarter, from available cash on hand. Any such remaining contributions in excess of cash on hand are expected to be financed using available borrowing capacity.
Excluding contributions to the Inactive Plan discussed above, the Company anticipates making additional contributions to its other pension and postretirement plans of approximately $14 million during the remainder of 2021, which would result in total contributions to these plans of approximately $40 million in 2021. Future funding requirements beyond the current year will vary depending largely on actual investment returns, future actuarial assumptions, the nature and timing of participant settlements, and legislative actions.
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
Due to the highly inflationary economy in Venezuela, the Company considers the U.S. dollar to be the functional currency of its Venezuelan operations and uses the official exchange rate when remeasuring the financial results of those operations. Economic conditions in Venezuela have worsened considerably over the past several years and there is no

SONOCO PRODUCTS COMPANY
indication that conditions are due to improve in the foreseeable future. Further deterioration could result in the recognition of an impairment charge or a deconsolidation of the subsidiary. At April 4, 2021, the carrying value of the Company's net investment in its Venezuelan operations was approximately $2.0 million. In addition, at April 4, 2021, the Company's Accumulated Other Comprehensive Loss included a cumulative translation loss of $3.8 million related to its Venezuelan operations which would need to be reclassified to net income in the event of a complete exit of the business or a deconsolidation of the Venezuelan operations.
The Company has operations in the United Kingdom and elsewhere in Europe that could be impacted by the exit of the U.K. from the European Union (Brexit) at the end of January 2020 and the new E.U.-U.K. Trade and Cooperation Agreement which went into effect December 31, 2020. Our U.K. operations have been making contingency plans regarding potential customs clearance issues, tariffs and other uncertainties resulting from Brexit and the new agreement with the European Union. Although it is difficult to predict all of the possible impacts to our supply chain or in our customers' downstream markets, the Company has evaluated the potential operational impacts and uncertainties of Brexit and at this time believes that the likelihood of a material impact on our future results of operations is low. Although there are some cross-border sales made out of and into the U.K., most of what the Company produces in the U.K. is also sold in the U.K. and the same is true for continental Europe. In some cases, companies that have been importing from Europe into the U.K. are now seeking local sources, which has actually been positive for our U.K. operations. Sales in our U.K. operations totaled approximately $127 million for the full year 2020 and approximately $35 million in the first quarter of 2021.
At April 4, 2021, the Company had various currency contracts outstanding to fix the exchange rate on certain anticipated foreign currency cash flows. The total market value of these instruments was an immaterial net favorable position at April 4, 2021 and a net favorable position of $0.6 million at December 31, 2020. These contracts qualify as cash flow hedges and have maturities ranging to May 2022. In addition, at April 4, 2021, the Company had various currency contracts outstanding to fix the exchange rate on certain foreign currency assets and liabilities. Although placed as an economic hedge, the Company does not apply hedge accounting to these contracts, the fair value of which was not material at April 4, 2021 and December 31, 2020.
At April 4, 2021, the Company had commodity contracts outstanding to fix the cost of a portion of anticipated raw materials and natural gas purchases. The total net fair market value of these instruments was a favorable position of $1.2 million at April 4, 2021 and an unfavorable position of $0.6 million at December 31, 2020. Natural gas and aluminum hedge contracts covering an equivalent of 7.1 million MMBTUs and 2,763 metric tons, respectively, were outstanding at April 4, 2021. These contracts qualify as cash flow hedges and have maturities ranging to December 2022. In addition, during the second quarter of 2020, the Company entered into a commodity contract to fix the cost of a portion of anticipated diesel purchases. The Company does not apply hedge accounting to this contract, the fair value of which was $0.5 million and $0.5 million at April 4, 2021 and December 31, 2020, respectively.
The Company's 1%, 150 million euro-denominated debt matures on May 25, 2021. On April 7, 2021, subsequent to the end of the quarter, the Company entered into two forward contracts to buy a total of 150 million euros. The risk management objective of the forward contracts, which mature on May 21, 2021, is to manage foreign currency risk related to the Company's funding of the debt repayment upon maturity. The U.S. dollar equivalent balance of the euro-denominated debt was approximately $176.1 million at April 4, 2021.
At April 4, 2021, the U.S. dollar had strengthened against most of the functional currencies of the Company's foreign operations compared to December 31, 2020, resulting in a net translation loss for the three months ended April 4, 2021 of $32.0 million being recorded in "Accumulated other comprehensive loss."
As a result of the weakening global economy due to the COVID-19 pandemic, the Company increased its allowance for cumulative expected credit losses by $0.1 million during the three months ended April 4, 2021. Continued weakness in the economy may require additional charges to be recognized in future periods. The magnitude of such charges cannot be estimated at this time.

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
Information about the Company’s exposure to market risk is discussed under Part I, Item 2 in this report and was disclosed in its Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission on February 26, 2021. There have been no other material quantitative or qualitative changes in market risk exposure since the date of that filing.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision, and with the participation, of our management, including our Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, ("the Exchange Act") of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO concluded that such controls and procedures, as of April 4, 2021, the end of the period covered by this Quarterly Report on Form 10-Q, were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. For this purpose, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information that is required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
In response to the COVID-19 pandemic, we have required certain employees, some of whom are involved in the operation of our internal controls over financial reporting, to work from home. Despite this change, there have been no changes in the Company’s internal control over financial reporting occurring during the quarter ended April 4, 2021, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize any impact it may have on their design and operating effectiveness.

SONOCO PRODUCTS COMPANY

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
Information with respect to legal proceedings and other exposures appears in Part I - Item 3 - “Legal Proceedings” and Part II - Item 8 - “Financial Statements and Supplementary Data” (Note 16 - “Commitments and Contingencies”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and in Part I - Item 1 - “Financial Statements” (Note 15 - “Commitments and Contingencies”) of this report.
Environmental Matters
The Company has been named as a potentially responsible party (PRP) at several environmentally contaminated sites not owned by the Company. All of the sites are also the responsibility of other parties. The Company's liability, if any, is shared with such other parties, but the Company's share has not been finally determined in most cases. In some cases, the Company has cost-sharing arrangements with other PRPs with respect to a particular site. Such agreements relate to the sharing of legal defense costs or cleanup costs, or both. The Company has assumed, for purposes of estimating amounts to be accrued, that the other parties to such cost-sharing agreements will perform as agreed. It appears that final resolution of some of the sites is years away, and actual costs to be incurred for these environmental matters in future periods is likely to vary from current estimates because of the inherent uncertainties in evaluating environmental exposures. Accordingly, the ultimate cost to the Company with respect to such sites, beyond what has been accrued at April 4, 2021, cannot be determined. As of April 4, 2021 and December 31, 2020, the Company had accrued $8.1 million and $8.1 million, respectively, related to environmental contingencies. The Company periodically reevaluates the assumptions used in determining the appropriate reserves for environmental matters as additional information becomes available and, when warranted, makes appropriate adjustments.

Other legal matters
Additional information regarding legal proceedings is provided in Note 15 to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number or Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs[2]
1/1/21 - 2/7/21	5,723	$59.69	—	2,969,611
2/8/21 - 3/7/21	75,957	$59.52	—	2,969,611
3/8/21 - 4/4/21	2,977	$63.29	—	2,969,611
Total	84,657	$59.67	—	2,969,611

1	A total of 84,657 common shares were repurchased in the first quarter of 2021 related to shares withheld to satisfy employee tax withholding obligations in association with certain share-based compensation awards. These shares were not repurchased as part of a publicly announced plan or program.
2
On February 10, 2016, the Company's Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company's common stock. A total of 2,030,389 shares were repurchased under this authorization during 2016 at a cost of $100.0 million. No shares were repurchased for the four year period ended December 31, 2020 or during the three months ended April 4, 2021. Accordingly, a total of 2,969,611 shares remained available for repurchase at April 4, 2021. On April 20, 2021, the Company's Board of Directors authorized a new program to repurchase shares up to $350.0 million which replaces the February 10, 2016 authorization of 5,000,000 shares.

SONOCO PRODUCTS COMPANY

Item 6.	Exhibits.

Exhibit Index
3.1	Restated Articles of Incorporation, as amended through April 23, 2021 (incorporated by reference to the Registrant's Form 8-K/A, filed April 27, 2021)
3.2	By-Laws of Sonoco Products Company, as amended April 21, 2021 (incorporated by reference to the Registrant's Form 8-K, filed April 26, 2021)
15	Letter re: unaudited interim financial information
31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SONOCO PRODUCTS COMPANY
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOCO PRODUCTS COMPANY
(Registrant)

Date:	May 4, 2021	By:	/s/ Julie C. Albrecht
Julie C. Albrecht
Vice President and Chief Financial Officer
(principal financial officer)

/s/ James W. Kirkland
James W. Kirkland
Corporate Controller
(principal accounting officer)