Form 10-Q
period 2021-07-04
SONOCO PRODUCTS CO
filed 2021-08-03
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock at July 23, 2021:
Common stock, no par value: 98,324,893

SONOCO PRODUCTS COMPANY

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars and shares in thousands)

	July 4, 2021	December 31, 2020*
Assets
Current Assets
Cash and cash equivalents	$263,529	$564,848
Trade accounts receivable, net of allowances	727,967	658,808
Other receivables	100,060	103,636
Inventories, net:
Finished and in process	177,531	167,018
Materials and supplies	326,401	283,673
Prepaid expenses	51,354	52,564
	1,646,842	1,830,547
Property, Plant and Equipment, Net	1,233,065	1,244,110
Goodwill	1,333,400	1,389,255
Other Intangible Assets, Net	295,193	321,934
Deferred Income Taxes	41,085	42,479
Right of Use Asset-Operating Leases	271,241	296,020
Other Assets	173,216	152,914
Total Assets	$4,994,042	$5,277,259
Liabilities and Equity
Current Liabilities
Payable to suppliers	$641,003	$536,939
Accrued expenses and other	351,221	511,489
Notes payable and current portion of long-term debt	404,029	455,784
Accrued taxes	8,654	7,415
	1,404,907	1,511,627
Long-term Debt, Net of Current Portion	1,194,063	1,244,440
Noncurrent Operating Lease Liabilities	237,447	262,048
Pension and Other Postretirement Benefits	165,997	171,518
Deferred Income Taxes	79,143	86,018
Other Liabilities	90,052	91,080
Sonoco Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares 98,829 and 100,447 shares issued and outstanding at July 4, 2021 and December 31, 2020, respectively	7,175	7,175
Capital in excess of stated value	166,295	314,056
Accumulated other comprehensive loss	(344,456)	(756,842)
Retained earnings	1,982,430	2,335,216
Total Sonoco Shareholders’ Equity	1,811,444	1,899,605
Noncontrolling Interests	10,989	10,923
Total Equity	1,822,433	1,910,528
Total Liabilities and Equity	$4,994,042	$5,277,259

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Net sales	$1,382,754	$1,245,485	$2,736,058	$2,548,781
Cost of sales	1,120,101	997,502	2,195,504	2,034,208
Gross profit	262,653	247,983	540,554	514,573
Selling, general and administrative expenses	128,807	121,371	274,037	245,259
Restructuring/Asset impairment (income)/charges	(1,445)	22,885	5,401	35,484
Loss on divestiture of business	—	—	5,516	—
Operating profit	135,291	103,727	255,600	233,830
Non-operating pension costs	555,009	7,600	562,293	15,179
Interest expense	17,513	19,563	36,014	36,092
Interest income	2,719	878	3,489	1,362
Loss from the early extinguishment of debt	20,184	—	20,184	—
(Loss)/Income before income taxes	(454,696)	77,442	(359,402)	183,921
(Benefit from)/Provision for income taxes	(118,151)	23,230	(94,106)	49,986
(Loss)/Income before equity in earnings of affiliates	(336,545)	54,212	(265,296)	133,935
Equity in earnings of affiliates, net of tax	2,306	778	3,350	1,291
Net (loss)/income	(334,239)	54,990	(261,946)	135,226
Net loss attributable to noncontrolling interests	169	221	172	430
Net (loss)/income attributable to Sonoco	$(334,070)	$55,211	$(261,774)	$135,656
Weighted average common shares outstanding:
Basic	100,082	100,971	100,571	100,915
Diluted	100,082	101,109	100,571	101,109
Per common share:
Net (loss)/income attributable to Sonoco:
Basic	$(3.34)	$0.55	$(2.60)	$1.34
Diluted	$(3.34)	$0.55	$(2.60)	$1.34

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Net (loss)/income	$(334,239)	$54,990	$(261,946)	$135,226
Other comprehensive income/(loss):
Foreign currency translation adjustments	12,596	32,864	(19,945)	(62,348)
Changes in defined benefit plans, net of tax	422,745	4,416	428,130	10,196
Changes in derivative financial instruments, net of tax	3,482	1,830	4,440	(2,725)
Other comprehensive income/(loss):	$438,823	$39,110	$412,625	$(54,877)
Comprehensive income:	104,584	94,100	150,679	80,349
Net loss attributable to noncontrolling interests	169	221	172	430
Other comprehensive (income)/loss attributable to noncontrolling interests	(759)	590	(239)	2,227
Comprehensive income attributable to Sonoco	$103,994	$94,911	$150,612	$83,006
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN TOTAL EQUITY (unaudited)
(Dollars in thousands)

	Total Equity	Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests
		Outstanding	Amount
December 31, 2019	$1,815,705	100,198	$7,175	$310,778	$(816,803)	$2,301,532	$13,023
Net income/(loss)	80,236					80,445	(209)
Other comprehensive income/(loss):
Translation loss	(95,212)				(93,575)		(1,637)
Defined benefit plan adjustment, net of tax	5,780				5,780
Derivative financial instruments, net of tax	(4,555)				(4,555)
Other comprehensive loss	$(93,987)				$(92,350)		$(1,637)
Dividends	(43,339)					(43,339)
Dividends paid to noncontrolling interests	—
Issuance of stock awards	376	196		376
Shares repurchased	(3,938)	(65)		(3,938)
Stock-based compensation	597			597
Impact of new accounting pronouncements	(209)					(209)
March 29, 2020	$1,755,441	100,329	$7,175	$307,813	$(909,153)	$2,338,429	$11,177
Net income/(loss)	54,990					55,211	$(221)
Other comprehensive income/(loss):
Translation gain/(loss)	32,864				33,454		(590)
Defined benefit plan adjustment, net of tax	4,416				4,416
Derivative financial instruments, net of tax	1,830				1,830
Other comprehensive income/(loss)	$39,110				$39,700		$(590)
Dividends	(43,451)					(43,451)
Dividends paid to noncontrolling interests	—
Issuance of stock awards	287	2		287
Shares repurchased	(12)	(1)		(12)
Stock-based compensation	1,339			1,339
Impact of new accounting pronouncements	—
June 28, 2020	$1,807,704	100,330	$7,175	$309,427	$(869,453)	$2,350,189	$10,366

	Total Equity	Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests
		Outstanding	Amount
December 31, 2020	$1,910,528	100,447	$7,175	$314,056	$(756,842)	$2,335,216	$10,923
Net income/(loss)	72,293					72,297	(4)
Other comprehensive income/(loss):
Translation loss	(32,541)				(32,021)		(520)
Defined benefit plan adjustment, net of tax	5,385				5,385
Derivative financial instruments, net of tax	958				958
Other comprehensive loss	$(26,198)				$(25,678)		$(520)
Dividends	(45,510)					(45,510)
Issuance of stock awards	364	245		364
Shares repurchased	(5,051)	(85)		(5,051)
Stock-based compensation	6,372			6,372
April 4, 2021	$1,912,798	100,607	$7,175	$315,741	$(782,520)	$2,362,003	$10,399
Net loss	(334,239)					(334,070)	(169)
Other comprehensive income
Translation gain	12,596				11,837		759
Defined benefit plan adjustment, net of tax	422,745				422,745
Derivative financial instruments, net of tax	3,482				3,482
Other comprehensive income	$438,823				$438,064		$759
Dividends	(45,503)					(45,503)
Dividends paid to noncontrolling interests	—
Issuance of stock awards	246	41		246
Shares repurchased	(154,519)	(1,819)		(154,519)
Stock-based compensation	4,827			4,827
July 4, 2021	$1,822,433	98,829	$7,175	$166,295	$(344,456)	$1,982,430	$10,989

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Six Months Ended
	July 4, 2021	June 28, 2020
Cash Flows from Operating Activities:
Net (loss)/income	$(261,946)	$135,226
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Asset impairment	4,852	8,759
Depreciation, depletion and amortization	121,792	123,447
Loss on early extinguishment of debt	20,184	—
Share-based compensation expense	11,199	1,936
Equity in earnings of affiliates	(3,350)	(1,291)
Cash dividends from affiliated companies	3,930	3,276
Net gain on disposition of assets	(3,279)	(2,265)
Loss on divestiture of business	5,516	—
Pension and postretirement plan expense	576,297	29,135
Pension and postretirement plan contributions	(162,352)	(31,105)
Net (decrease)/increase in deferred taxes	(154,242)	19,653
Change in assets and liabilities, net of effects from acquisitions and foreign currency adjustments:
Trade accounts receivable	(104,925)	(13,516)
Inventories	(61,724)	(31,984)
Payable to suppliers	121,054	17,844
Prepaid expenses	(2,581)	(8,769)
Accrued expenses	(3,256)	9,261
Income taxes payable and other income tax items	7,965	8,533
Other assets and liabilities	(13,181)	13,851
Net cash provided by operating activities	101,953	281,991
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(99,959)	(76,417)
Cost of acquisitions, net of cash acquired	(2,353)	(3,787)
Proceeds from the sale of businesses, net	86,071	—
Proceeds from the sale of assets	7,433	4,845
Other net investing proceeds	4,304	524
Net cash used in investing activities	(4,504)	(74,835)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	18,361	1,105,139
Principal repayment of debt	(259,225)	(269,970)
Net change in commercial paper	128,000	(250,000)
Net (decrease)/increase in outstanding checks	(15,620)	7,469
Proceeds from foreign exchange forward contracts and interest rate swaps	4,387	14,480
Payment of contingent consideration	—	(2,500)
Cash dividends	(90,401)	(86,337)
Excess cash costs of early extinguishment of debt	(20,111)	—
Payments for share repurchases	(159,571)	(3,950)
Net cash (used)/provided by financing activities	(394,180)	514,331
Effects of Exchange Rate Changes on Cash	(4,588)	(9,498)
Net (Decrease)/Increase in Cash and Cash Equivalents	(301,319)	711,989
Cash and cash equivalents at beginning of period	564,848	145,283
Cash and cash equivalents at end of period	$263,529	$857,272
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 1: Basis of Interim Presentation
In the opinion of the management of Sonoco Products Company (the “Company” or “Sonoco”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise stated) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the six months ended July 4, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
With respect to the unaudited condensed consolidated financial information of the Company for the three- and six-month periods ended July 4, 2021 and June 28, 2020 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 3, 2021 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.
As previously disclosed, the Company changed its operating and reporting structure in January 2021 and, as a result, realigned certain of its reportable segments effective January 1, 2021. The revised structure consists of two reportable segments, Consumer Packaging and Industrial Paper Packaging, with all remaining businesses reported as "All Other." Additional information regarding segment realignment is provided in Note 15 to these Condensed Consolidated Financial Statements. All segment results for prior periods have been recast to conform to the new presentation.

Note 2: New Accounting Pronouncements
During the six-month period ended July 4, 2021, there have been no newly issued nor newly applicable accounting pronouncements that have had, or are expected to have, a material impact on the Company’s financial statements. Further, at July 4, 2021, there are no other pronouncements pending adoption that are expected to have a material impact on the Company’s consolidated financial statements.

Note 3: Acquisitions and Divestitures
Acquisitions
On March 8, 2021, the Company completed the acquisition of TuboTec, a small tube and core operation in Brazil, for total cash consideration of $841. TuboTec's financial results from the date acquired are included in the Company's Industrial Paper Packaging segment.
During the six months ended July 4, 2021, the Company reached a final working capital settlement related to the August 3, 2020 acquisition of Can Packaging, a designer and manufacturer of sustainable paper packaging and related manufacturing equipment, based in Habsheim, France. Under the settlement, the Company made an additional cash payment of $1,512 and a corresponding increase in goodwill. Goodwill for Can Packaging, none of which is expected to be deductible for income tax purposes, consists of increased access to certain markets. Can Packaging's financial results from the date acquired are included in the Company's Consumer Packaging segment.
The valuations of the assets acquired and liabilities assumed in the 2020 acquisitions of Can Packaging and a small tube and core operation in Jacksonville, Florida, were finalized in the first quarter of 2021. No additional measurement period adjustments were subsequently recorded.
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Divestitures
As previously disclosed, the Company completed the sale of its display and packaging business in the United States, part of the "All Other" group of businesses, to Hood Container Corporation on April 4, 2021 for $80,000 in cash. This business provided design, manufacturing and fulfillment of point-of-purchase displays, as well as contract packaging services, for consumer product customers and had approximately 450 employees. Its operations included eight manufacturing and fulfillment facilities and four sales and design centers.
Assets and liabilities disposed of in the sale included the following:

U.S. Display and Packaging
Trade accounts receivable	$26,342
Inventories	8,434
Property, plant and equipment, net	9,551
Right of use asset - operating leases	11,627
Goodwill	53,039
Trade accounts payable	(10,735)
Accrued expenses	(1,411)
Operating lease liabilities	(12,343)
Other net tangible assets	716
$85,220

The selling price was adjusted at closing for certain transaction expenses and for anticipated differences between targeted levels of working capital and the projected levels at the time of closing. Net cash proceeds of $79,704 were received on April 5, 2021 and the Company recognized a loss on the divestiture of this business of $5,516, before tax. The Company anticipates the final working capital settlement to be completed during the third quarter of 2021; this settlement, though not expected to be material, is expected to reduce the previously recognized loss on the divestiture of this business.
As previously disclosed, the Company completed the divestiture of its European contract packaging business, Sonoco Poland Packaging Services Sp. z.o.o., on November 30, 2020. The selling price of $120,000 was adjusted at closing for certain indebtedness assumed by the buyer and for anticipated differences between targeted levels of working capital and the projected levels at the time of closing. The Company received net cash proceeds at closing of $105,913, with the buyer funding an escrow account with an additional $4,600. In the second quarter of 2021 the company received $6,366 in additional proceeds from the sale, which included the release of $4,000 from escrow plus a post-closing adjustment of $2,366 for the working capital settlement. The remaining $600 in escrow is expected to be released in the second quarter of 2022, pending any indemnity claims. The receipt of the additional cash proceeds is reflected in "Proceeds from the sale of businesses, net" in the Condensed Consolidated Statement of Cash Flows.
The decision to sell the display and packaging businesses was part of the Company's efforts to simplify its operating structure to focus on growing its core Consumer and Industrial packaging businesses around the world. These sales are not expected to notably affect consolidated operating margin percentages, nor do they represent a strategic shift for the Company that will have a major effect on the entity’s operations and financial results. Consequently, the sales did not meet the criteria for reporting as discontinued operations. The net proceeds from the sales were used for general corporate purposes.
The Company continually assesses its operational footprint as well as its overall portfolio of businesses and may consider the divestiture of plants and/or business units it considers to be suboptimal or nonstrategic.
Acquisition and Divestiture-Related Transaction Costs
Acquisition and divestiture-related transaction costs totaling $1,462 and $357 were incurred during the three months ended July 4, 2021 and June 28, 2020, respectively, and $11,488 and $1,528 during the six months ended July 4, 2021 and June 28, 2020, respectively. These costs, consisting primarily of legal and professional fees, are included in “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 4: Shareholders' Equity
(Loss)/Earnings per Share
The following table sets forth the computation of basic and diluted (loss)/earnings per share:

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Numerator:
Net (loss)/income attributable to Sonoco	$(334,070)	$55,211	$(261,774)	$135,656
Denominator:
Weighted average common shares outstanding:
Basic	100,082	100,971	100,571	100,915
Dilutive effect of stock-based compensation	—	138	—	194
Diluted	100,082	101,109	100,571	101,109
Net (loss)/income attributable to Sonoco per common share:
Basic	$(3.34)	$0.55	$(2.60)	$1.34
Diluted	$(3.34)	$0.55	$(2.60)	$1.34
Cash dividends	$0.45	$0.43	$0.90	$0.86
No adjustments were made to "Net (loss)/income attributable to Sonoco" in the computations of net (loss)/income attributable to Sonoco per common share.
Anti-dilutive Securities
Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes the proceeds from the exercise of all dilutive stock appreciation rights (SARs) are used to repurchase the Company’s common stock. Certain SARs are not dilutive because either the exercise price is greater than the average market price of the stock during the reporting period or assumed repurchases from proceeds from the exercise of the SARs were antidilutive. These SARs may become dilutive in the future if the market price of the Company's common stock appreciates. The average numbers of SARs that were anti-dilutive and, therefore, not included in the computation of diluted earnings per share during the three- and six-month periods ended July 4, 2021 and June 28, 2020 were as follows:

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Anti-dilutive stock appreciation rights	—	1,191	214	890
Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. Such securities have an anti-dilutive impact in those periods in which a loss is reported. Diluted net loss per share of common stock for the three- and six-month periods ended July 4, 2021 is the same as basic net loss per share because otherwise dilutive securities are excluded from the computation of diluted net loss per share. The following table sets forth the potentially dilutive securities excluded from the computation of diluted net loss per share during the three- and six-month periods ended July 4, 2021:

	Three Months Ended	Six Months Ended
	July 4, 2021	July 4, 2021
Dilutive securities excluded due to reported loss	486	469

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Stock Repurchases
On April 20, 2021, the Company's Board of Directors (the "Board") authorized the repurchase of the Company's common stock in an aggregate amount of up to $350,000. Following the transactions described below, a total of $196,385 remains available to be used for share repurchases under this authorization as of July 4, 2021.
On May 10, 2021, the Company entered into an accelerated share repurchase agreement ("ASR Agreement") with a financial institution to repurchase outstanding shares of the Company's common stock. In exchange for an upfront payment of $150,000, which was funded with available cash on hand, the financial institution delivered 1,751 initial shares to the Company, representing 80% of the expected number of shares to be repurchased during the repurchase period based upon an estimated average repurchase price of $68.50 per share. The initial shares received were retired by the Company. The final number of shares to be repurchased and retired were based on the Company's volume-weighted average share price during the repurchase period, less a discount and subject to certain adjustments (the "Settlement Price"). The financial institution could elect to settle all or any part of the transaction at any time between July 9, 2021 and September 11, 2021. At final settlement, the financial institution could be required to deliver additional shares to the Company or, under certain conditions, the Company could be required to make a cash payment or deliver shares of the Company's common stock, at its election, to the financial institution. As of July 4, 2021, the unsettled portion of the ASR Agreement represented a forward contract indexed to the Company's own stock which was recognized within shareholders’ equity as "Capital in excess of stated value."
Pursuant to the ASR Agreement, the financial institution elected to accelerate the settlement of the transaction in two tranches. On July 21, 2021, the financial institution transferred 168 additional shares to the Company based upon an effective Settlement Price of $66.52 and a notional value of $50,000, or one third of the total $150,000 prepayment. On July 26, 2021, the financial institution transferred 337 additional shares to the Company upon full settlement of the remaining $100,000 notional value of the transaction at an average repurchase price of $66.45.
On May 6, 2021, the Company repurchased approximately 54 shares for $3,615 from a private stockholder based upon the average closing stock price on that day. The cost of these share repurchases, as well as those related to the accelerated share agreement mentioned above, was allocated to "Capital in excess of stated value" on the Company's Condensed Consolidated Balance Sheet for the period ended July 4, 2021.
The Company frequently repurchases shares of its common stock to satisfy employee tax withholding obligations in association with certain share-based compensation awards. These repurchases, which are not part of a publicly announced plan or program, totaled 98 shares during the six months ended July 4, 2021, at a cost of $5,956, and 66 shares during the six months ended June 28, 2020, at a cost of $3,950.
Dividend Declarations
On April 21, 2021, the Board of Directors declared a regular quarterly dividend of $0.45 per share. This dividend was paid on June 10, 2021 to all shareholders of record as of May 10, 2021.
On July 21, 2021, the Board of Directors declared a regular quarterly dividend of $0.45 per share. This dividend is payable on September 10, 2021 to all shareholders of record as of August 10, 2021.

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
Following are the total restructuring and asset impairment charges, net of adjustments, recognized during the periods presented:

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Restructuring and restructuring-related asset impairment (income)/charges	$(1,853)	$22,885	$844	$35,484
Other asset impairments	408	—	4,557	—
Restructuring/Asset Impairment (Income)/Charges	$(1,445)	$22,885	$5,401	$35,484

The table below sets forth restructuring and restructuring-related asset impairment charges by type incurred:

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Severance and Termination Benefits	$2,438	$15,159	$3,866	$25,259
Asset Impairment / Disposal of Assets	(5,621)	6,073	(6,485)	8,759
Other Costs	1,330	1,653	3,463	1,466
Restructuring and restructuring-related asset impairment (income)/charges	$(1,853)	$22,885	$844	$35,484

The table below sets forth restructuring and restructuring-related asset impairment charges by reportable segment:

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Consumer Packaging	$173	$2,007	$1,258	$4,209
Industrial Paper Packaging	(4,372)	17,689	(2,939)	23,199
All Other	2,355	2,606	2,520	5,965
Corporate	(9)	583	5	2,111
Restructuring and restructuring-related asset impairment (income)/charges	$(1,853)	$22,885	$844	$35,484

Restructuring and asset impairment charges are included in “Restructuring/Asset impairment (income)/charges” in the Company's Condensed Consolidated Statements of Income.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth the activity in the restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Accrual Activity
Liability at December 31, 2020	$15,955	$—	$511	$16,466
2021 charges	3,866	(6,485)	3,463	844
Cash receipts/(payments)	(11,160)	10,279	(3,720)	(4,601)
Asset write downs/disposals	—	(3,794)	353	(3,441)
Foreign currency translation	(265)	—	1	(264)
Liability at July 4, 2021	$8,396	$—	$608	$9,004

"Severance and Termination Benefits" during the first six months of 2021 includes the cost of severance for approximately 450 employees whose positions were eliminated in conjunction with the Company's ongoing organizational effectiveness efforts.
"Asset Impairment/Disposal of Assets" during the first six months of 2021 consists primarily of gains from the sale of real estate in the Industrial Paper Packaging segment, and gains from the sale of other assets impaired in the prior year as a result of consolidations in the Company's plastics foods operations, partially offset by restructuring-related asset impairment charges in the Company's temperature-assured packaging business.
“Other Costs” during the first six months of 2021 consists primarily of costs related to plant closures including equipment removal, utilities, plant security, property taxes and insurance, net of incentive forfeitures.
The Company expects to pay the majority of the remaining restructuring reserves by the end of 2021 using cash generated from operations. The Company also expects to recognize future additional charges totaling approximately $2,000 in connection with previously announced restructuring actions and believes that the majority of these charges will be incurred and paid by the end of 2021. The Company continually evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions are likely to be undertaken.
Other Asset Impairments
The Company recognized other asset impairment charges totaling $408 and $4,557 in the three and six months ended July 4, 2021, respectively. The year-to-date charges consist of fixed asset impairments totaling $2,158 in the Company's plastics foods operations, part of the Consumer Packaging segment, and $2,399 in the temperature-assured packaging business, part of the All Other group of businesses. The assets were impaired as the value of their projected undiscounted cash flows was determined to no longer be sufficient to recover their carrying value.
These asset impairment charges are included in “Restructuring/Asset impairment (income)/charges” in the Company’s Condensed Consolidated Statements of Income.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 6: Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive loss and the changes in the balances of each component of accumulated other comprehensive loss, net of tax as applicable, for the six months ended July 4, 2021 and June 28, 2020:

	Foreign Currency Items	Defined Benefit Pension Items	Cash Flow Hedges	Accumulated Other Comprehensive Loss

Balance at December 31, 2020	$(194,024)	$(562,747)	$(71)	$(756,842)
Other comprehensive (loss)/income before reclassifications	(20,184)	10,888	5,219	(4,077)
Amounts reclassified from accumulated other comprehensive loss to net loss	—	417,242	(733)	416,509
Amounts reclassified from accumulated other comprehensive loss to fixed assets	—	—	(46)	(46)
Other comprehensive (loss)/income	(20,184)	428,130	4,440	412,386
Balance at July 4, 2021	$(214,208)	$(134,617)	$4,369	$(344,456)

Balance at December 31, 2019	$(241,994)	$(574,413)	$(396)	$(816,803)
Other comprehensive (loss)/income before reclassifications	(60,121)	(862)	(4,402)	(65,385)
Amounts reclassified from accumulated other comprehensive loss to net income	—	11,058	1,677	12,735
Other comprehensive (loss)/income	(60,121)	10,196	(2,725)	(52,650)
Balance at June 28, 2020	$(302,115)	$(564,217)	$(3,121)	$(869,453)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the effects on net income of significant amounts reclassified from each component of accumulated other comprehensive loss for the three- and six-month periods ended July 4, 2021 and June 28, 2020:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended		Six Months Ended
Details about Accumulated Other Comprehensive Loss Components	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020	Affected Line Item in the Condensed Consolidated Statements of Income
Gains/(losses) on cash flow hedges
Foreign exchange contracts	$1,489	$(3,384)	$1,829	$(4,522)	Net sales
Foreign exchange contracts	(1,190)	2,050	(1,418)	2,877	Cost of sales
Commodity contracts	646	525	575	(554)	Cost of sales
	$945	$(809)	$986	(2,199)	(Loss)/Income before income taxes
	(241)	197	(253)	522	Benefit from /(Provision for) income taxes
	$704	$(612)	$733	(1,677)	Net (loss)/income
Defined benefit pension items
Effect of curtailment loss(a)	—	(31)	—	(31)	Non-operating pension costs
Effect of settlement loss(a)	(547,631)	(38)	(547,631)	(661)	Non-operating pension costs
Amortization of defined benefit pension items(a)	(6,432)	(7,221)	(13,333)	(14,082)	Non-operating pension costs
	$(554,063)	$(7,290)	$(560,964)	(14,774)	(Loss)/Income before income taxes
	142,090	1,815	143,722	3,716	Benefit from /(Provision for) income taxes
	$(411,973)	$(5,475)	$(417,242)	(11,058)	Net (loss)/income
Total reclassifications for the period	$(411,269)	$(6,087)	$(416,509)	$(12,735)	Net (loss)/income

(a) See Note 11 for additional details.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the before and after tax amounts for the various components of other comprehensive income/(loss) for the three-month periods ended July 4, 2021 and June 28, 2020:

	Three months ended July 4, 2021			Three months ended June 28, 2020
	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Foreign currency items:
Net other comprehensive loss from foreign currency items	$11,837	$—	$11,837	$33,454	$—	$33,454
Defined benefit pension items:
Other comprehensive income/(loss) before reclassifications	14,213	(3,441)	10,772	(1,410)	351	(1,059)
Amounts reclassified from accumulated other comprehensive loss to net (loss) income(a)	554,063	(142,090)	411,973	7,290	(1,815)	5,475
Net other comprehensive income/(loss) from defined benefit pension items	568,276	(145,531)	422,745	5,880	(1,464)	4,416
Gains and losses on cash flow hedges:
Other comprehensive income/(loss) before reclassifications	5,674	(1,452)	4,222	1,612	(394)	1,218
Amounts reclassified from accumulated other comprehensive loss to net (loss) income	(945)	241	(704)	809	(197)	612
Amounts reclassified from accumulated other comprehensive loss to fixed assets	(49)	13	(36)	—	—	—
Net other comprehensive income/(loss) from cash flow hedges	4,680	(1,198)	3,482	2,421	(591)	1,830
Other comprehensive loss	$584,793	$(146,729)	$438,064	$41,755	$(2,055)	$39,700

(a) See Note 11 for additional details.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the before and after tax amounts for the various components of other comprehensive income/(loss) for the six-month periods ended July 4, 2021 and June 28, 2020:

	Six months ended July 4, 2021			Six months ended June 28, 2020
	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Foreign currency items:
Net other comprehensive (loss)/income from foreign currency items(a)	$(20,184)	$—	$(20,184)	$(52,540)	(7,581)	$(60,121)
Defined benefit pension items:
Other comprehensive (loss)/income before reclassifications	14,364	(3,476)	10,888	(1,146)	284	(862)
Amounts reclassified from accumulated other comprehensive income/(loss) to net income(b)	560,964	(143,722)	417,242	14,774	(3,716)	11,058
Net other comprehensive income/(loss) from defined benefit pension items	575,328	(147,198)	428,130	13,628	(3,432)	10,196
Gains and losses on cash flow hedges:
Other comprehensive (loss)/income before reclassifications	7,012	(1,793)	5,219	(5,721)	1,319	(4,402)
Amounts reclassified from accumulated other comprehensive income/(loss) to net income	(986)	253	(733)	2,199	(522)	1,677
Amounts reclassified from accumulated other comprehensive loss to fixed assets	(62)	16	(46)	—	—	—
Net other comprehensive (loss)/income from cash flow hedges	5,964	(1,524)	4,440	(3,522)	797	(2,725)
Other comprehensive income/(loss):	$561,108	$(148,722)	$412,386	$(42,434)	$(10,216)	$(52,650)

(a) Other comprehensive loss from foreign currency items for the six-month period ended June 28, 2020 includes the settlement gain and corresponding tax provision related to the termination of a net investment hedge. See Note 9 for more information.
(b) See Note 11 for additional details.

Note 7: Goodwill and Other Intangible Assets
Goodwill
A summary of the changes in goodwill by segment for the six months ended July 4, 2021 is as follows:

	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Goodwill at December 31, 2020	$592,310	$317,958	$478,987	$1,389,255
2021 Acquisitions	—	917	—	917
Dispositions	—	—	(53,039)	(53,039)
Foreign currency translation	(2,065)	(2,958)	(222)	(5,245)
Measurement period adjustments	1,512	—	—	1,512
Goodwill at July 4, 2021	$591,757	$315,917	$425,726	$1,333,400

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Goodwill from 2021 acquisitions relates to the first quarter acquisition of TuboTec while measurement period adjustments relate to final working capital settlements made in the first quarter of 2021 for the prior year acquisition of Can Packaging, which resulted in a $1,512 increase in goodwill. See Note 3 for additional information.
The Company assesses goodwill for impairment annually during the third quarter, or from time to time when warranted by the facts and circumstances surrounding individual reporting units or the Company as a whole. The Company completed its most recent annual goodwill impairment testing during the third quarter of 2020, and analyzed certain qualitative and quantitative factors in determining whether a goodwill impairment existed. The Company's assessments reflected a number of significant management assumptions and estimates including the Company's forecast of sales, profit margins, and discount rates. Changes in these assumptions could materially impact the Company's conclusions. Based on its assessments, the Company concluded that there was no impairment of goodwill for any of its reporting units.
Additionally, in conjunction with the January 1, 2021 realignment of its reportable segments, as described in Note 15, several of the Company’s reporting units were realigned and the resulting reporting units were tested for impairment both before and after the realignment following the same methodology used by the Company in its annual goodwill impairment testing.
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
The results of these three reporting units have been negatively affected by the economic impact of the COVID-19 pandemic due to end-market weakness, as well as recent raw material price increases. Management currently expects customer demand will improve over the next few quarters and approach pre-pandemic levels in late 2021 or 2022 and that announced and/or planned selling price increases will mitigate higher raw material costs. However, should it become apparent that the post-COVID-19 recovery is likely to be weaker, or significantly delayed, compared to management’s current expectations, or significant negative price/cost relationships will persist over the long-term, goodwill impairment charges may be possible in the future. Total goodwill associated with the Conitex, Retail Packaging, and Plastics – Healthcare reporting units was $33,189, $70,139 and $65,733, respectively, at July 4, 2021. Based on their most recent impairment tests, the estimated fair values of the Conitex, Retail Packaging, and Plastics – Healthcare reporting units exceeded their individual carrying values by 6.9%, 17.3%, and 11.7%, respectively.
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Other Intangible Assets
A summary of other intangible assets as of July 4, 2021 and December 31, 2020 is as follows:

	July 4, 2021	December 31, 2020
Other Intangible Assets, gross:
Patents	$29,320	$29,325
Customer lists	588,410	622,430
Trade names	32,118	32,088
Proprietary technology	22,868	22,813
Other	2,818	2,831
Total Other Intangible Assets, gross	$675,534	$709,487

Accumulated Amortization:
Patents	$(15,401)	$(14,511)
Customer lists	(329,056)	(339,159)
Trade names	(13,221)	(12,156)
Proprietary technology	(20,704)	(19,833)
Other	(1,959)	(1,894)
Total Accumulated Amortization	$(380,341)	$(387,553)
Other Intangible Assets, net	$295,193	$321,934

Other Intangible Assets are amortized on a straight-line basis over their respective useful lives, which generally range from three to forty years. The Company has no intangible assets with indefinite lives.
Aggregate amortization expense was $12,111 and $13,359 for the three months ended July 4, 2021 and June 28, 2020, respectively, and $24,860 and $26,631 for the six-months ended July 4, 2021 and June 28, 2020, respectively. Amortization expense on other intangible assets is expected to total approximately $45,700 in 2021, $41,100 in 2022, $34,100 in 2023, $24,700 in 2024 and $22,100 in 2025.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 8: Debt
Details of the Company's debt at July 4, 2021 and December 31, 2020 are as follows:

	July 4, 2021	December 31, 2020
Commercial paper	$128,000	$—
1.0% Euro loan due May 2021	—	183,662
9.2% debentures due August 2021	4,321	4,320
4.375% debentures due November 2021	249,934	249,741
3.125% debentures due May 2030	595,026	594,687
5.75% debentures due November 2040	536,165	599,279
Other foreign denominated debt	17,816	15,522
Finance lease obligations	51,627	37,943
Other notes	15,203	15,070
Total debt	$1,598,092	$1,700,224
Less current portion and short-term notes	404,029	455,784
Long-term debt	$1,194,063	$1,244,440

On April 28, 2021, the Company commenced a cash tender offer to purchase up to $300,000 of the $600,000 outstanding principal amount of its 5.75% notes due November 2040. Upon expiration of the tender on May 25, 2021, the Company repurchased 10.53% of its outstanding 5.75% notes for a total cash cost of $81,961, as shown below:

	Principal Amount Tendered	Premium and Other Amounts Paid	Total Cash Paid
5.75% debentures due November 2040	$63,206	$18,755	$81,961
On April 28, 2021, the Company entered into a reverse treasury lock agreement intended to fix the cash cost to fund approximately $100,000 of the maximum $300,000 principal amount subject to being tendered. The settlement of the reverse treasury lock on May 13, 2021 resulted in a loss of $1,356. In addition, the Company wrote off a proportional share of unamortized bond issuance costs and unamortized original issue discounts associated with the 5.75% notes. These non-cash write-offs net to $73, which combined with the hedge loss and premium and other amounts paid, resulted in a pretax loss from the early extinguishment of debt totaling $20,184.
The Company's 1%, 150,000 euro-denominated debt matured on May 25, 2021, and a U.S. dollar equivalent cash payment of $177,780 was made to settle the debt. On April 7, 2021, the Company entered into two forward contracts to buy a total of 150,000 euros, to manage foreign currency risk related to the Company's funding of the debt repayment upon maturity. The Company recognized a gain of $4,387 upon the May 21, 2021 maturity of these forward contracts. The gain is included in "Selling, general and administrative expenses" on the Company's Condensed Consolidated Statements of Income for the three and six months ended July 4, 2021 and the proceeds from the settlement of the contracts and the debt maturity payment are reflected in "Net cash (used)/provided by financing activities" in the Company's Condensed Consolidated Statement of Cash Flows for the six months ended July 4, 2021.
On June 30, 2021, the Company entered into a new five-year $750,000, unsecured revolving credit facility which replaced an existing credit facility entered into on July 20, 2017, and reflects substantially the same terms and conditions. Consistent with prior facilities, the new revolving credit facility supports the Company's $500,000 commercial paper program. Based on the pricing grid, the Credit Agreement and Sonoco's current credit ratings, a London Interbank Offering Rate (LIBOR) borrowing has an all-in drawn margin of 125.0 basis points.
As of July 4, 2021, the Company has scheduled debt maturities through the next twelve months of $404,029. At July 4, 2021, the Company has $263,529 in cash and cash equivalents on hand and $750,000 in committed capacity under its revolving credit facility, of which $622,000 was available for draw down net of commercial paper balances of $128,000. The Company believes that these amounts, combined with expected net cash flows from operating activities,

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

provide ample liquidity to cover these debt maturities and other cash flow needs of the Company over the course of the next year.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenants currently require the Company to maintain a minimum level of interest coverage and a minimum level of net worth, as defined in the agreements. As of July 4, 2021, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.

Note 9: Financial Instruments and Derivatives
The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments for which the carrying amount differs from the fair value.

	July 4, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, net of current portion	$1,194,063	$1,508,920	$1,244,440	$1,538,132

The carrying value of cash and cash equivalents and short-term debt approximates fair value. The fair value of long-term debt is determined based on recent trade information in the financial markets of the Company’s public debt or is determined by discounting future cash flows using interest rates available to the Company for issues with similar terms and maturities which is considered a Level 2 fair value measurement.
Cash Flow Hedges
At July 4, 2021 and December 31, 2020, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. These contracts, which have maturities ranging to December 2022, qualify as cash flow hedges under U.S. GAAP. For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item.
Commodity Cash Flow Hedges
The Company has entered into certain derivative contracts to manage the cost of anticipated purchases of natural gas and aluminum. At July 4, 2021, natural gas swaps covering approximately 5.5 million MMBTUs were outstanding. These contracts represent approximately 62% and 41% of anticipated usage in North America for 2021 and 2022, respectively. Additionally, the Company had swap contracts covering 1,810 metric tons of aluminum, representing approximately 53% of anticipated usage for the remainder of 2021. The fair values of the Company’s commodity cash flow hedges netted to a gain position of $5,381 at July 4, 2021 and a loss position of $(647) at December 31, 2020. The amount of the gain included in Accumulated Other Comprehensive Income at July 4, 2021 expected to be reclassified to the income statement during the next twelve months is $3,478.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Foreign Currency Cash Flow Hedges
The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales, purchases, and capital spending expected to occur in 2021 and 2022. The net positions of these contracts at July 4, 2021 were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	purchase	9,976,203
Mexican peso	purchase	194,460
Polish zloty	purchase	41,954
Czech koruna	purchase	27,864
Euro	purchase	11,433
Canadian dollar	purchase	6,968
British pound	purchase	3,295
Turkish lira	purchase	1,245

The fair value of foreign currency cash flow hedges related to forecasted sales and purchases netted to a gain position of $763 and $555 at July 4, 2021 and December 31, 2020, respectively. Gains of $763 are expected to be reclassified from accumulated other comprehensive income to the income statement during the next twelve months. In addition, the Company has entered into forward contracts to hedge certain foreign currency cash flow transactions related to construction in progress. As of July 4, 2021 and December 31, 2020, the net position of these contracts was $(274) and $47 respectively. During the six months ended July 4, 2021, gains from these hedges totaling $62 were reclassified from accumulated other comprehensive income and included in the carrying value of the capitalized expenditures. Losses of $(271) are expected to be reclassified from accumulated other comprehensive income and included in the carrying value of the related fixed assets acquired during the next twelve months.
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
The net currency positions of these contracts at July 4, 2021, were as follows (in thousands):

Currency	Action	Quantity
Indonesian rupiah	purchase	25,660,982
Colombian peso	purchase	24,649,532
Mexican peso	purchase	352,286
Canadian dollar	purchase	3,448
The fair value of the Company’s other derivatives position was a gain of $172 and $599 at July 4, 2021 and December 31, 2020, respectively.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth the location and fair values of the Company’s derivative instruments at July 4, 2021 and December 31, 2020:

Description	Balance Sheet Location	July 4, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$3,478	$867
Commodity Contracts	Other assets	$1,903	$—
Commodity Contracts	Accrued expenses and other	$—	$(1,512)
Commodity Contracts	Other liabilities	$—	$(2)
Foreign Exchange Contracts	Prepaid expenses	$1,020	$997
Foreign Exchange Contracts	Accrued expenses and other	$(528)	$(395)
Foreign Exchange Contracts	Other liabilities	$(3)	$—
Derivatives not designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$—	$484
Foreign Exchange Contracts	Prepaid expenses	$241	$140
Foreign Exchange Contracts	Accrued expenses and other	$(69)	$(25)
While certain of the Company’s derivative contract arrangements with its counterparties provide for the ability to settle contracts on a net basis, the Company reports its derivative positions on a gross basis. There are no collateral arrangements or requirements in these agreements.
Pursuant to the May 25, 2021 maturity of the Company's 1%, 150,000 euro-denominated debt discussed in Note 8, the Company entered into two forward contracts on April 7, 2021, to buy a total of 150,000 euros, with the risk management objective of managing foreign currency risk related to the Company's funding of the debt repayment upon maturity. The Company recognized a gain of $4,387 upon the May 21, 2021, maturity of these forward contracts. The gain is included in "Selling, general and administrative expenses" on the Company's Condensed Consolidated Statements of Income for the three and six months ended July 4, 2021.
Pursuant to the bond tender discussed in Note 8, the Company entered into a reverse treasury lock agreement on April 28, 2021 with the intent to fix the cash cost to fund approximately $100,000 of the maximum $300,000 principal amount subject to being tendered. The settlement of the reverse treasury lock on May 13, 2021 resulted in a loss of $1,356. The loss is included in "Loss from the early extinguishment of debt" on the Company's Condensed Consolidated Statements of Income for the three and six months ended July 4, 2021.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following tables set forth the effect of the Company’s derivative instruments on financial performance for the three months ended July 4, 2021 and June 28, 2020, excluding the gains on foreign currency cash flow hedges that were reclassified from accumulated other comprehensive income to the carrying value of the capitalized expenditures:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income
Derivatives in Cash Flow Hedging Relationships:
Three months ended July 4, 2021
Foreign Exchange Contracts	$751	Net sales	$1,489
		Cost of sales	$(1,190)
Commodity Contracts	$4,847	Cost of sales	$646
Three months ended June 28, 2020
Foreign Exchange Contracts	$(97)	Net sales	$(3,384)
		Cost of sales	$2,050
Commodity Contracts	$1,709	Cost of sales	$525

Description	Gain or (Loss) Recognized	Location of Gain or (Loss) Recognized in Income Statement
Derivatives not Designated as Hedging Instruments:
Three months ended July 4, 2021
Commodity Contracts	$56	Cost of sales
Foreign Exchange Contracts	$220	Selling, general and administrative
Three months ended June 28, 2020
Commodity Contracts	$184	Cost of sales
Foreign Exchange Contracts	$866	Selling, general and administrative

	Three months ended July 4, 2021		Three months ended June 28, 2020
Description	Revenue	Cost of sales	Revenue	Cost of sales
Total amount of income and expense line items presented in the Condensed Consolidated Statements of Income	$1,489	$(544)	$(3,384)	$2,575

The effects of cash flow hedging:

Gain or (loss) on cash flow hedging relationships:
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into net income	$1,489	$(1,190)	$(3,384)	$2,050

Commodity contracts:
Amount of gain reclassified from accumulated other comprehensive income into net income	$—	$646	$—	$525

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following tables set forth the effect of the Company’s derivative instruments on financial performance for the six months ended July 4, 2021 and June 28, 2020, excluding the gains on foreign currency cash flow hedges that were reclassified from accumulated other comprehensive income to the carrying value of the capitalized expenditures:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income
Derivatives in Cash Flow Hedging Relationships:
Six months ended July 4, 2021
Foreign Exchange Contracts	$563	Net sales	$1,829
		Cost of sales	$(1,418)
Commodity Contracts	$6,601	Cost of sales	$575
Six months ended June 28, 2020
Foreign Exchange Contracts	$(5,075)	Net sales	$(4,522)
		Cost of sales	$2,877
Commodity Contracts	$(646)	Cost of sales	$(554)

Description	Gain or (Loss) Recognized	Location of Gain or (Loss) Recognized in Income Statement
Derivatives not Designated as Hedging Instruments:
Six months ended July 4, 2021
Commodity Contracts	$434	Cost of sales
Foreign Exchange Contracts	$(405)	Selling, general and administrative
Six months ended June 28, 2020
Commodity Contracts	$184	Cost of sales
Foreign Exchange Contracts	$(4,051)	Selling, general and administrative

	Six months ended July 4, 2021		Six months ended June 28, 2020
Description	Revenue	Cost of sales	Revenue	Cost of sales
Total amount of income and expense line items presented in the Condensed Consolidated Statements of Income	$1,829	$(843)	$(4,522)	$2,324

The effects of cash flow hedging:

Gain or (loss) on cash flow hedging relationships:
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into net income	$1,829	$(1,418)	$(4,522)	$2,877

Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into net income	$—	$575	$—	$(554)

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
The following table sets forth information regarding the Company’s financial assets and financial liabilities, excluding retirement and postretirement plan assets, measured at fair value on a recurring basis:

Description	July 4, 2021	Assets measured at NAV	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$5,381	$—	$—	$5,381	$—
Foreign exchange contracts	$489	$—	$—	$489	$—
Non-hedge derivatives, net:
Foreign exchange contracts	$172	$—	$—	$172	$—

Description	December 31, 2020	Assets measured at NAV	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(647)	$—	$—	$(647)	$—
Foreign exchange contracts	$602	$—	$—	$602	$—
Non-hedge derivatives, net:
Commodity contracts	$484	$—	$—	$484	$—
Foreign exchange contracts	$115	$—	$—	$115	$—

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
The Company does not currently have any non-financial assets or liabilities that are recognized or disclosed at fair value on a recurring basis. None of the Company’s financial assets or liabilities are measured at fair value using significant unobservable inputs. There were no transfers in or out of Level 1 or Level 2 fair value measurements during the three- and six-month periods ended July 4, 2021.

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
The components of net periodic benefit cost include the following:

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Retirement Plans
Service cost	$1,020	$1,003	$1,981	$2,085
Interest cost	9,657	12,549	19,764	25,230
Expected return on plan assets	(8,650)	(12,227)	(18,311)	(24,807)
Amortization of prior service cost	235	247	461	497
Amortization of net actuarial loss	6,378	7,258	13,249	14,134
Effect of curtailment loss	—	31	—	31
Effect of settlement loss	547,631	38	547,631	661
Net periodic benefit cost	$556,271	$8,899	$564,775	$17,831

Retiree Health and Life Insurance Plans
Service cost	$95	$93	$189	$176
Interest cost	50	81	100	165
Expected return on plan assets	(111)	(93)	(224)	(183)
Amortization of prior service credit	—	(69)	—	(137)
Amortization of net actuarial gain	(181)	(215)	(377)	(412)
Net periodic benefit income	$(147)	$(203)	$(312)	$(391)

The Company made aggregate contributions of $139,687 and $8,602 to its defined benefit retirement and retiree health and life insurance plans during the six months ended July 4, 2021 and June 28, 2020, respectively. The Company expects to make additional aggregate contributions of approximately $7,000 to its defined benefit retirement and retiree health and life insurance plans over the remainder of 2021.
Plan Termination and Settlement
As disclosed in previous filings, the Company terminated the Sonoco Pension Plan for Inactive Participants (the "Inactive Plan"), a tax-qualified defined benefit plan, effective September 30, 2019. The Company settled the liabilities of the Inactive Plan in the second quarter of 2021 through a combination of lump-sum payments and the purchase of group annuity contracts. In order for the Inactive Plan to be fully funded upon final settlement, the Company made contributions totaling $133,000 during the second quarter of 2021. Non-cash, pre-tax settlement charges totaling $547,291 were recognized in the second quarter of 2021 as the lump sum payouts and annuity purchases were made.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Other Settlements
The Company recognized additional settlement charges of $340 and $661 during the six months ended July 4, 2021 and June 28, 2020, respectively. These charges resulted from payments made to certain participants in the Company's non-union Canadian pension plan who elected a lump sum distribution option upon retirement. Additional settlement charges related to the Canadian pension plans may be recognized over the remainder of 2021 as a result of ongoing lump-sum distributions and restructuring actions.
Sonoco Retirement Contribution (SRC)
SRC contributions, which are funded annually in the first quarter, totaled $22,665 during the six months ended July 4, 2021, and $22,503 during the six months ended June 28, 2020. No additional SRC contributions are expected during the remainder of 2021. The Company recognized expense related to the SRC of $5,499 and $5,716 for the three months ended July 4, 2021 and June 28, 2020, respectively, and $11,834 and $11,694 for the six months ended July 4, 2021 and June 28, 2020, respectively.

Note 12: Income Taxes
The Company’s effective tax rates for the three- and six-month periods ended July 4, 2021 were 26.0% and 26.2%, respectively, and its effective tax rates for the three- and six-month periods ended June 28, 2020 were 30.0% and 27.2%, respectively. The rates for the three- and six-month periods ended July 4, 2021 and June 28, 2020 varied from the U.S. statutory rate due primarily to the unfavorable effect of certain international operations that were subject to tax rates generally higher than the U.S. statutory tax rate, the effect of state income taxes, and the effect of the Global Intangible Low Taxed Income (GILTI) tax.
As previously disclosed, in February 2017 the Company received a Notice of Proposed Adjustment (“NOPA”) from the Internal Revenue Service (“IRS”) proposing adjustments to the 2012 and 2013 tax years. In 2018, the Company filed a protest to the proposed deficiency and the matter was referred to the Appeals Division of the IRS. In the second quarter of 2021, the Company paid $5,613 in taxes and interest to settle the dispute.
The Company and/or its subsidiaries file federal, state and local income tax returns in the United States and various foreign jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years prior to 2012.
The Company is currently reviewing its utilization of foreign tax credits in previously filed income tax returns and, accordingly, may elect to amend its existing tax filings. A conclusion on this matter is expected to be reached in the next three months, and it is reasonably possible that a benefit material to the Company's financial statements will be recognized at that time.
The Company’s reserve for uncertain tax benefits has increased by approximately $600 since December 31, 2020 due primarily to an increase in reserves related to existing uncertain tax positions. The Company believes that it is reasonably possible that the amount reserved for unrecognized tax benefits at July 4, 2021 could decrease by approximately $6,800 over the next twelve months. This change includes the anticipated increase in reserves related to existing positions offset by settlements of issues currently under examination and the release of existing reserves due to the expiration of the statute of limitations, including the release of $5,500 in reserves related to the expiration of the statute of limitations for tax years 2012 and 2013, which were previously extended. Although the Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental, management believes that any reasonably foreseeable outcomes related to these matters have been adequately provided for. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which earnings or deductions are realized may differ from current estimates. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly basis. The Company has operations and pays taxes in many countries outside of the U.S. and taxes on those earnings are subject to varying rates. The Company is not dependent upon the favorable benefit of any one jurisdiction to an extent that the loss of such benefit would have a material effect on the Company’s overall effective tax rate.

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
The following table sets forth the balance sheet location and values of the Company’s lease assets and lease liabilities at July 4, 2021 and December 31, 2020:

Classification	Balance Sheet Location	July 4, 2021	December 31, 2020
Lease Assets
Operating lease assets	Right of Use Asset - Operating Leases	$271,241	$296,020
Finance lease assets	Other Assets	47,667	36,267
Total lease assets		$318,908	$332,287

Lease Liabilities
Current operating lease liabilities	Accrued expenses and other	$46,062	$52,138
Current finance lease liabilities	Notes payable and current portion of debt	6,075	4,663
Total current lease liabilities		$52,137	$56,801

Noncurrent operating lease liabilities	Noncurrent Operating Lease Liabilities	$237,447	$262,048
Noncurrent finance lease liabilities	Long-term Debt, Net of Current Portion	45,552	33,280
Total noncurrent lease liabilities		$282,999	$295,328

Total lease liabilities		$335,136	$352,129

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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth the components of the Company's total lease cost for the three- and six- month periods ended July 4, 2021 and June 28, 2020:

		Three Months Ended		Six Months Ended
Lease Cost		July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Operating lease cost	(a)	$11,902	$14,360	$25,097	$28,711
Finance lease cost:
Amortization of lease asset	(a) (b)	1,332	2,391	2,657	4,938
Interest on lease liabilities	(c)	337	238	630	463
Variable lease cost	(a) (d)	6,689	8,576	12,773	21,861

Total lease cost		$20,260	$25,565	$41,157	$55,973

(a) Production-related and administrative amounts are included in cost of sales and selling, general and administrative expenses, respectively.
(b) Included in depreciation and amortization.

(c) Included in interest expense.

(d) Also includes short term lease costs, which are deemed immaterial.

The following table sets forth certain lease-related information for the six months ended July 4, 2021 and June 28, 2020:

	Six Months Ended
	July 4, 2021	June 28, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$26,620	$29,309
Operating cash flows used by finance leases	$630	$463
Financing cash flows used by finance leases	$2,156	$5,389
Noncash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$6,705	$25,896
Leased assets obtained in exchange for new finance lease liabilities	$5,879	$8,237
Modification to leased assets for increase in operating lease liabilities	$6,845	$3,804
Modification to leased assets for increase in finance lease liabilities	$9,586	$11,007
Termination reclasses to (decrease) operating lease assets	$(4,319)	$(2,188)
Termination reclasses to (decrease) operating lease liabilities	$(4,336)	$(2,353)
Termination reclasses to (decrease) finance lease assets	$(21)	$(19,994)
Termination reclasses to (decrease) finance lease liabilities	$(23)	$(20,121)

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
The following tables set forth the effects of contract assets and liabilities from contracts with customers. Contract assets and liabilities are reported in "Other receivables" and "Accrued expenses and other," respectively, on the Company's Condensed Consolidated Balance Sheets.

	July 4, 2021	December 31, 2020
Contract Assets	$49,666	$48,390
Contract Liabilities	$(17,243)	$(16,687)

Significant changes in the contract assets and liabilities balances during the six months ended July 4, 2021 and the year ended December 31, 2020 were as follows:

	July 4, 2021		December 31, 2020
	Contract Asset	Contract Liability	Contract Asset	Contract Liability
Beginning Balance	$48,390	$(16,687)	$56,364	$(17,047)
Revenue deferred or rebates accrued	—	(20,817)	—	(32,512)
Recognized as revenue		3,347		9,189
Rebates paid to customers	—	16,914	—	23,683
Increases due to rights to consideration for customer specific goods produced, but not billed during the period	49,666	—	48,390	—
Transferred to receivables from contract assets recognized at the beginning of the period	(48,390)	—	(56,364)	—
Ending Balance	$49,666	$(17,243)	$48,390	$(16,687)

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

The following tables set forth information about revenue disaggregated by primary geographic regions for the three-month periods ended July 4, 2021 and June 28, 2020. The tables also include a reconciliation of disaggregated revenue with reportable segments.

Three months ended July 4, 2021	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary Geographical Markets:
United States	$413,576	$346,367	$142,236	$902,179
Europe	110,248	104,238	21,930	236,416
Canada	30,193	23,985	—	54,178
Asia	18,375	78,189	279	96,843
Other	25,411	55,753	11,974	93,138
Total	$597,803	$608,532	$176,419	$1,382,754

Three months ended June 28, 2020	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary Geographical Markets:
United States	$419,144	$273,325	$136,725	$829,194
Europe	90,329	75,279	76,909	242,517
Canada	26,732	20,996	—	47,728
Asia	17,744	52,799	186	70,729
Other	19,217	32,627	3,473	55,317
Total	$573,166	$455,026	$217,293	$1,245,485

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following tables set forth information about revenue disaggregated by primary geographic regions for the six-month periods ended July 4, 2021 and June 28, 2020. The tables also include a reconciliation of disaggregated revenue with reportable segments.

Six months ended July 4, 2021	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary Geographical Markets:
United States	$811,373	$671,589	$316,967	$1,799,929
Europe	225,428	200,922	43,339	469,689
Canada	56,336	45,031	—	101,367
Asia	39,528	151,561	520	191,609
Other	47,891	104,826	20,747	173,464
Total	$1,180,556	$1,173,929	$381,573	$2,736,058

Six months ended June 28, 2020	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary Geographical Markets:
United States	$806,409	$569,545	$303,705	$1,679,659
Europe	180,152	158,819	161,040	500,011
Canada	52,577	46,573	—	99,150
Asia	34,282	108,583	388	143,253
Other	40,315	73,997	12,396	126,708
Total	$1,113,735	$957,517	$477,529	$2,548,781

Note 15: Segment Reporting
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
SEGMENT FINANCIAL INFORMATION

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Net sales:
Consumer Packaging	$597,803	$573,166	$1,180,556	$1,113,735
Industrial Paper Packaging	608,532	455,026	1,173,929	957,517
All Other	176,419	217,293	381,573	477,529
Consolidated	$1,382,754	$1,245,485	$2,736,058	$2,548,781
Intersegment sales:
Consumer Packaging	$1,199	$1,154	$2,852	$2,260
Industrial Paper Packaging	27,700	24,508	54,596	49,010
All Other	2,140	1,474	5,165	4,156
Consolidated	$31,039	$27,136	$62,613	$55,426
Operating profit:
Segment operating profit:
Consumer Packaging	$59,813	$84,449	$135,423	$148,205
Industrial Paper Packaging	57,885	33,235	108,071	92,836
All Other	10,912	8,872	24,783	29,427
Restructuring/Asset impairment income/(charges)	1,445	(22,885)	(5,401)	(35,484)
Other non-base income/(charges), net	5,236	56	(7,276)	(1,154)
Consolidated	$135,291	$103,727	$255,600	$233,830

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
Spartanburg
In connection with its acquisition of Tegrant in November 2011, the Company identified potential environmental contamination at a site in Spartanburg, South Carolina. The total remediation cost of the Spartanburg site was estimated to be $17,400 at the time of acquisition and an accrual in this amount was recorded on Tegrant’s opening balance sheet. Based on favorable developments at the site, the Company reduced its environmental reserve by $10,000 in the third quarter of 2019 in order to reflect its revised best estimate of what it is likely to pay in order to complete the remediation. Since the acquisition, the Company has spent a total of $1,760 on remediation of the Spartanburg site. At July 4, 2021

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

and December 31, 2020, the Company's accrual for environmental contingencies related to the Spartanburg site totaled $5,640 and $5,700, respectively.
The Company cannot currently estimate its potential liability, damages or range of potential loss, if any, beyond the amounts accrued with respect to this exposure. However, the Company does not believe that the resolution of this matter has a reasonable possibility of having a material adverse effect on the Company's financial statements.
Other environmental matters
The Company has been named as a potentially responsible party at several other environmentally contaminated sites. All of the sites are also the responsibility of other parties. The potential remediation liabilities are shared with such other parties, and, in most cases, the Company’s share, if any, cannot be reasonably estimated at the current time. However, the Company does not believe that the resolution of these matters has a reasonable possibility of having a material adverse effect on the Company's financial statements. At July 4, 2021 and December 31, 2020, the Company's accrual for these other sites totaled $1,866 and $2,433, respectively.
Summary
As of July 4, 2021 and December 31, 2020, the Company (and its subsidiaries) had accrued $7,506 and $8,133, respectively, related to environmental contingencies. These accruals are included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Sonoco Products Company,

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company and its subsidiaries (the “Company”) as of July 4, 2021, and the related condensed consolidated statements of income, comprehensive income, and changes in total equity for the three-month and six-month periods ended July 4, 2021 and June 28, 2020, and the condensed consolidated statements of cash flows for the six-month periods ended July 4, 2021 and June 28, 2020, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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
August 3, 2021

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
As previously disclosed, Sonoco changed its operating and reporting structure in January 2021 and, as a result, realigned certain of its reportable segments effective January 1, 2021. The revised structure consists of two reportable segments, Consumer Packaging and Industrial Paper Packaging, with all remaining businesses reported as "All Other." The Company's former Protective Solutions and Display and Packaging segments have been eliminated and the underlying businesses and their results have been grouped into All Other or, in certain cases, subsumed into the remaining two segments. Changes to the Consumer Packaging segment include moving the Plastics - Healthcare packaging and industrial plastics business units to All Other. The Industrial Paper Packaging segment, previously called Paper and Industrial Converted Products, remains unchanged except that it now includes the Company's fiber protective packaging business unit which was previously included in the Protective Solutions segment. All Other includes our healthcare and protective packaging businesses, including Plastics - Healthcare, Sonoco ThermoSafe, consumer and automotive molded foam, retail packaging, and paper amenities. Prior to the divestiture of the Company's global display and packaging operations in two separate transactions, one on November 30, 2020 (Display and Packaging - Europe) and one on April 4, 2021 (Display and Packaging - US), these businesses were also included in All Other.
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
Despite a COVID-19 driven increase in consumer demand for certain food and household products, until recently the overall impact of the pandemic on consolidated sales has been negative. However, for the most part, within both our Consumer Packaging and Industrial Paper Packaging businesses volume in the second quarter of 2021 was better than pre-pandemic levels. Consumer-related sales are expected to remain above pre-pandemic levels despite more normalized demand for food packaging as consumers moderate at-home eating patterns, while certain COVID-impacted markets, such as confectionery and food service, are expected to improve in conjunction with the economic recovery. We also expect further recovery in our industrial-served markets supported by the historically high backlogs for uncoated recycled paperboard in the U.S. and Canada and demand for global tubes, cores and cones strengthening to pre-pandemic levels. Although overall third-quarter volume within each segment is expected to remain fairly steady or somewhat improve compared to the second quarter, operating profits are expected to face pressure from escalating raw material and non-material inflation.
We expect third-quarter operating profit and profit margin in our Consumer Packaging segment to be in line with the second quarter, but somewhat lower than the prior year. Although, on a sequential basis, sales volume in our industrial-related businesses is expected to show continued improvement, operating profit and profit margin are expected to be somewhat lower than in the second quarter. Both our Consumer Packaging and Industrial Paper Packaging segments are expected to face a negative price/cost relationship in the third quarter of 2021 due to rising recycled fiber and resin prices as well as higher freight costs. During the third quarter, the businesses in All Other are expected to continue to see an overall improvement in business activity as the economy continues to recover from the effects of the pandemic. However, most of them are also expected to experience higher raw material and freight costs that may be only partially recovered

SONOCO PRODUCTS COMPANY
by higher selling prices. On a consolidated basis, the impact of negative price/cost together with general inflation and higher medical, management incentive and other costs are expected to offset a large part of the third-quarter benefits from the on-going economic recovery.

Financial Flexibility and Liquidity
Sonoco has a strong, investment-grade balance sheet and substantial liquidity available in the form of cash, cash equivalents and revolving credit facilities, as well as the ability to issue commercial paper and to access liquidity in the banking and debt capital markets.

Significant second-quarter actions affecting the Company's liquidity position included:
•On April 5, 2021, the Company received cash proceeds totaling $79.7 million from the sale of its display and packaging business in the United States.
•On May 10, 2021, the Company paid $150 million in connection with an accelerated share repurchase agreement to repurchase shares of its common stock.
•On May 25, 2021, the Company repurchased $63.2 million of its outstanding 5.75% notes, due November 2040, for a total cash cost of $82.0 million.
•On May 25, 2021, upon maturity, the Company paid $177.8 million to retire its 1% Euro loan.
•On June 30, 2021, the Company entered into a new five-year $750 million, unsecured revolving credit facility which replaced an existing $500 million facility. Consistent with prior facilities, the new revolving credit facility supports the Company's $500 million commercial paper program.
Following these actions, at July 4, 2021, the Company had $264 million in cash on hand and committed capacity of $750 million under its revolving credit facility, of which $622 million was available for draw down net of commercial paper balances of $128 million. Scheduled debt maturities over the next twelve months are approximately $404 million. The Company believes cash on hand and available credit, combined with expected net cash flows generated from operating and investing activities, will provide ample liquidity to cover debt maturities and other cash flow needs of the Company over the course of the next twelve months.

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
Second Quarter 2021 Compared with Second Quarter 2020
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

SONOCO PRODUCTS COMPANY
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

	For the three months ended July 4, 2021
Dollars in thousands, except per share data	GAAP	Restructuring/Asset Impairments(1)	Other Adjustments(1)	Base
Operating profit	$135,291	$(1,445)	$(5,236)	$128,610
Non-operating pension costs	555,009	—	(555,009)	—
Interest expense, net	14,794	—	2,165	16,959
Loss from the early extinguishment of debt	20,184	—	(20,184)	—
(Loss)/income before income taxes	(454,696)	(1,445)	567,792	111,651
Provision for income taxes	(118,151)	715	146,939	29,503
(Loss)/income before equity in earnings of affiliates	(336,545)	(2,160)	420,853	82,148
Equity in earnings of affiliates, net of tax	2,306	—	—	2,306
Net (loss)/income	(334,239)	(2,160)	420,853	84,454
Net loss attributable to noncontrolling interests	169	—	—	169
Net (loss)/income attributable to Sonoco	(334,070)	(2,160)	420,853	84,623
Diluted weighted average common shares outstanding(2):	100,082	—	543	100,625
Per diluted common share*	$(3.34)	$(0.02)	$4.18	$0.84
*Due to rounding individual items may not sum across
(1) See table in Results of Operations - Overview below for details related to the after-tax impact of major components
(2) Due to the magnitude of non-base losses in the second quarter 2021, the Company reported a GAAP Net Loss Attributable to Sonoco. In instances where a company has a net loss, GAAP requires that the company shall not consider any unexercised share awards or other like instruments dilutive for purposes of calculating weighted average shares outstanding. Accordingly, the Company did not consider any unexercised share awards dilutive in calculating weighted average shares outstanding for GAAP purposes in the table above, which resulted in Basic Weighted Average Common Shares Outstanding and Diluted Weighted Average Common Shares Outstanding being the same. However, the Company also presents Base Net Income Attributable to Sonoco, which excludes the net non-base items. In order to maintain consistency in the computation of Base Diluted EPS, unexercised stock instruments that meet GAAP requirements for dilution were considered dilutive to the same extent they would be if GAAP Net Income Attributable to Sonoco were equal to Base Net Income Attributable to Sonoco.

	For the three months ended June 28, 2020
Dollars in thousands, except per share data	GAAP	Restructuring/Asset Impairments(1)	Other Adjustments(1)	Base
Operating profit	$103,727	$22,885	$(56)	$126,556
Non-operating pension costs	7,600	—	(7,600)	—
Interest expense, net	18,685	—	—	18,685
Income before income taxes	77,442	22,885	7,544	107,871
Provision for income taxes	23,230	6,224	(717)	28,737
Income before equity in earnings of affiliates	54,212	16,661	8,261	79,134
Equity in earnings of affiliates, net of tax	778	—	—	778
Net income	54,990	16,661	8,261	79,912
Net loss/(income) attributable to noncontrolling interests	221	(5)	—	216
Net income attributable to Sonoco	$55,211	$16,656	$8,261	$80,128
Per diluted common share*	$0.55	$0.16	$0.08	$0.79
*Due to rounding individual items may not sum across
(1) See table in Results of Operations - Overview below for details related to the after-tax impact of major components

SONOCO PRODUCTS COMPANY

RESULTS OF OPERATIONS
The following discussion provides a review of results for the three months ended July 4, 2021 versus the three months ended June 28, 2020.
OVERVIEW
Net sales for the second quarter of 2021 increased 11.0 percent to $1,383 million, compared with $1,245 million in the same period last year. This improvement reflects increases from volume/mix as well as higher selling prices, mostly implemented to offset inflation, and a favorable impact of foreign exchange rate changes from the prior year. These positive factors were partially offset by the April 4, 2021 and November 30, 2020 divestitures of the Company's United States and European display and packaging businesses, respectively. These divested sales were somewhat offset by sales added from the acquisition of Can Packaging in August 2020 and the TuboTec acquisition in March 2021.

Net (loss)/income attributable to Sonoco for the second quarter of 2021 decreased to $(334.1) million, or $(3.34) per diluted share, compared to $55.2 million, or $0.55 per diluted share, for the same period of 2020. The net loss in the current quarter includes after-tax, non-base charges totaling $418.7 million, while results for the second quarter of 2020 included net after-tax, non-base charges totaling $24.9 million. These non-base charges consisted of the following:

	Three Months Ended
($ in millions)	July 4, 2021	June 28, 2020
Pension settlement charges	$406.5	$—
Loss on early extinguishment of debt	15.0	—
Other non-operating pension costs	6.1	5.5
Gain on sale of previously closed facilities	(5.0)	—
Euro derivative gain related to Euro loan repayment	(3.3)	—
Refund of foreign VAT and applicable interest	(3.1)	—
All other net restructuring and asset impairment charges	2.8	16.7
All other including acquisition and divestiture-related costs	(0.3)	2.7

Total non-base charges, after tax	$418.7	$24.9

Adjusted for these items, base net income attributable to Sonoco (Base earnings) for the second quarter of 2021 increased 5.6 percent to $84.6 million, or $0.84 per diluted share, from $80.1 million, or $0.79 per diluted share, in 2020. This increase reflects an increase in Base operating profit together with a decrease in Base net interest expense, an increase in equity in earnings of affiliates, and a slightly lower Base effective tax rate. Despite the 11% increase in net sales, second-quarter Base operating profit was up only 1.6 percent from last year's second quarter as increases from volume/mix and productivity were mostly offset by an overall negative price/cost relationship and earnings lost from the previously mentioned divestitures of the Company's United States and European display and packaging businesses, net of earnings added from the acquisitions of Can Packaging in August 2020 and TuboTec in March 2021.

OPERATING REVENUE
Net sales for the second quarter of 2021 increased $137 million, or 11.0 percent, from the prior-year quarter.
The components of the sales change were:

($ in millions)
Volume/mix	$95
Selling prices	89
Acquisitions and divestitures, net	(80)
Foreign currency translation and other, net	33

Total sales increase	$137

SONOCO PRODUCTS COMPANY
COSTS AND EXPENSES
Cost of goods sold increased $122.6 million, or 12.3 percent, in the second quarter of 2021 compared with the same period last year. The increase was driven primarily by material inflation and higher volumes which were partially offset by divestitures, net of acquisitions. Gross profit was $262.7 million for the three months ended July 4, 2021 and $14.7 million higher than the prior-year period. However, gross profit as a percent of sales decreased to 19.0 percent from 19.9 percent in the prior-year quarter as sales prices increases were not able to fully recover higher material and other operational costs.
GAAP selling, general and administrative expenses ("SG&A") for the quarter increased $7.4 million, or 6.1 percent, year over year. These expenses are presented net of other income/expense items. This increase was largely driven by a higher, more-normal, level of management incentive expense compared to the prior year's quarter. as well as higher medical costs as employees returned to normalized levels of engagement in routine care and elective procedures after the prior-year's pandemic-related avoidance of these activities. Additionally, the second quarter of 2021 experienced higher property insurance expense as well as strategic information technology spending. These increases were partially offset by gains in the current year's quarter related to hedges entered into to mitigate foreign currency risk related to the Euro-denominated loan repaid in the quarter, as well as a foreign VAT refund.
As noted in the segment discussions below, recovery from the COVID-19 pandemic is expected to continue driving higher demand in some of our businesses, while lowering demand in others. As a result, the Company will continue, wherever practical, to minimize costs at manufacturing locations expected to experience sustained declines in volume and to pursue reductions in overall selling, general and administrative costs.
Restructuring costs and asset impairment (income)/charges totaled $(1.9) million for the second quarter of 2021 compared with $22.9 million in the same period last year. The year-over-year decrease was driven largely by gains of $5.5 million related to the sales of buildings at previously closed facilities as well as lower overall restructuring activity. Additional information regarding restructuring and asset impairment charges is provided in Note 5 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Non-operating pension costs were $547.4 million higher in the second quarter of 2021 compared to the same period last year due primarily to the $547.3 million non-cash settlement charge recognized in the second quarter of 2021 upon settling the liabilities associated with the Sonoco Pension Plan for Inactive Participants. Additional information regarding pension settlement charges is provided in Note 11 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Additionally, in the second-quarter of 2021 the Company executed a cash tender offer in which it retired a portion of its 5.75% notes due November 2040, recognizing a loss on early extinguishment of debt totaling $20.2 million.
GAAP net interest expense for the second quarter of 2021 decreased to $14.8 million, compared with $18.7 million during the second quarter of 2020, due primarily to lower average debt balances quarter over quarter as well as non-base interest income related to a foreign VAT refund received in the second quarter of 2021.
The 2021 second-quarter effective tax rates on GAAP loss and Base earnings were 26.0 percent and 26.4 percent, respectively, compared with 30.0 percent and 26.6 percent, respectively, in the prior year’s quarter. The higher effective tax rate on GAAP income in the second quarter of 2020 reflects the cost of an IRS audit settlement reached in that period.

REPORTABLE SEGMENTS
The Company changed its operating and reporting structure in January 2021 and, as a result, realigned certain reportable segments effective January 1, 2021. The revised structure consists of two reportable segments, Consumer Packaging and Industrial Paper Packaging, with all remaining businesses reported as "All Other." Additional information regarding segment realignment is provided in Note 15 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

SONOCO PRODUCTS COMPANY
The following table recaps net sales attributable to each of the Company’s segments for the second quarters of 2021 and 2020 ($ in thousands):

	Three Months Ended
	July 4, 2021	June 28, 2020	% Change
Net sales:
Consumer Packaging	$597,803	$573,166	4.3%
Industrial Paper Packaging	608,532	455,026	33.7%
All Other	176,419	217,293	(18.8)%
Consolidated	$1,382,754	$1,245,485	11.0%

The following table recaps operating profit attributable to each of the Company’s segments during the second quarters of 2021 and 2020 ($ in thousands):

	Three Months Ended
	July 4, 2021	June 28, 2020	% Change
Operating profit:
Segment operating profit:
Consumer Packaging	$59,813	$84,449	(29.2)%
Industrial Paper Packaging	57,885	33,235	74.2%
All Other	10,912	8,872	23.0%
Restructuring/Asset impairment income/(charges)	1,445	(22,885)
Other non-base income, net	5,236	56
Consolidated	$135,291	$103,727	30.4%

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

The following table recaps restructuring/asset impairment (income)/charges attributable to each of the Company’s segments during the second quarter of 2021 and 2020 ($ in thousands):

	Three Months Ended
	July 4, 2021	June 28, 2020
Restructuring/Asset impairment (income)/charges:
Consumer Packaging	$581	$2,007
Industrial Paper Packaging	(4,372)	17,689
All Other	2,355	2,606
Corporate	(9)	583
Consolidated	$(1,445)	$22,885
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

SONOCO PRODUCTS COMPANY
Segment sales increased 4.3 percent compared to the prior year's quarter as higher selling prices, mostly implemented to help offset inflation, acquisition sales from Can Packaging and a positive impact from foreign exchange more than offset an approximate 2 percent decrease in volume/mix. Our rigid paper containers businesses saw volume/mix decline almost 6 percent in the second quarter as food packaging volumes normalized towards pre-pandemic levels compared to last year's spike in demand when consumers began primarily eating at home. Flexible packaging volume/mix was relatively flat as a rebound in confectionery and food service-related markets was offset by a negative mix of business. In this segment's plastics business, volume/mix improved on higher demand for fresh, prepared and specialty food trays.
Segment operating profit declined 29.2 percent compared to the prior year's quarter as a negative price/cost relationship, stemming from higher raw material and non-material inflation, and lower volume/mix were only partially offset by productivity improvements and added profits from the Can Packaging acquisition. Segment operating margin declined to 10.0 percent in the second quarter of 2021 from 14.7 percent in the same period last year primarily due to negative price/cost.
Assuming consumers continue to revert towards pre-COVID-19 eating habits and traveling patterns, the Company expects there will be a mixed impact on this segment over the next few quarters with lower demand for food and household goods packaging by stay-at-home consumers being partially offset by a year-over-year increase in convenience and travel related product categories.
Industrial Paper Packaging
The Industrial Paper Packaging segment includes the following products: fiber-based tubes, cones, and cores; fiber-based construction tubes; fiber-based protective packaging and components; wooden, metal and composite wire and cable reels and spools; and recycled paperboard, corrugating medium, recovered paper and material recycling services.
Segment sales increased 33.7 percent quarter over quarter driven almost entirely by a combination of higher selling prices, implemented to offset higher costs, and improved volume/mix. Sales volume/mix in global tube and core increased approximately 13 percent, driven by a rebound in demand for our products. In addition, global paperboard demand improved approximately 4 percent due to demand from both internal converting and trade markets.
Segment operating profit increased 74.2 percent from the prior year's quarter driven by positive volume/mix and improved productivity. Increased selling prices offset material, freight and other inflation as, overall, the businesses in this segment were able to successfully recover escalating costs. As a result, segment operating margin improved from 7.3 percent in the second quarter of 2020 to 9.5 percent in the second quarter of 2021.
Assuming elements of the economy hit particularly hard by the COVID-19 pandemic continue to recover towards pre-pandemic levels, over the next few quarters the Company expects to see both sequential and year-over-year volume increases in many of our paper and industrial converted products markets. Although overall the businesses in this segment were able to recover escalating costs in the second quarter, the Company expects continued escalation in recycled fiber, transportation and other costs to be a risk to third-quarter results and possibly beyond and is taking actions to attempt to recover those costs either under contractual pass-through arrangements or through additional price adjustments to non-contract customers.
All Other
Businesses grouped as All Other include healthcare, protective and retail packaging and industrial plastic products. These businesses include the following products and services: thermoformed rigid plastic trays and devices; custom-engineered molded foam protective packaging and components; temperature-assured packaging; injection molded and extruded containers, spools and parts; retail packaging, including printed backer cards, thermoformed blisters and heat sealing equipment; and paper amenities. Reported in All Other, the Company sold its display and packaging operations in two separate transactions, one on November 30, 2020 (Display and Packaging - Europe) and one on April 4, 2021 (Display and Packaging - U.S.). These businesses comprised the Company's point-of-purchase displays and fulfillment operations.
Sales for All Other declined 18.8 percent compared to last year's quarter due primarily to the disposition of the display and packaging businesses. Excluding the impact of the display and packaging divestitures, volume/mix increased sales around 32 percent, driven by improvements in molded foam products, industrial plastics, temperature-assured packaging, and retail and healthcare packaging.
All Other operating profit improved 23.0 percent from the prior-year quarter due to the volume/mix gains and strong productivity, partially offset by a negative price/cost relationship stemming from higher resin-based raw material costs along with the impact from selling the display and packaging businesses. All Other operating margin improved to 6.2 percent in the quarter from 4.1 percent in 2020.

SONOCO PRODUCTS COMPANY
With the April 4, 2021 sale of the Company's display and packaging operations in the United States and the November 2020 sale of the Company's European contract packaging operations, the Company has completely exited the display and packaging business. These divestitures will continue to negatively impact year-over-year comparisons of operating results through the first quarter of 2022.
The Company expects the temperature-assured business to continue producing solid results in the remainder of 2021, with operating profit exceeding the prior year, largely driven by sales of packaging critical for pharmaceutical transport, including flu vaccines. The businesses that serve automotive and appliance markets are expected to continue to rebound from prior-year levels, which were significantly depressed by the COVID-19 pandemic. Additionally, the Company's plastics business serving the healthcare industry is expected to show improved third-quarter results year over year as its served markets return to a more normalized demand for elective surgeries. However, results for the Company's industrial plastics operations, which benefited in the second quarter from both a COVID rebound and normal seasonal strength, are expected to decline sequentially in the third quarter due to seasonality and price/cost headwinds, but still exceed prior-year COVID-depressed results.

Six Months Ended July 4, 2021 Compared with Six Months Ended June 28, 2020
RECONCILIATIONS OF GAAP TO NON-GAAP FINANCIAL MEASURES
The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures in the Company’s Condensed Consolidated Statements of Income for each of the periods presented.

	For the six months ended July 4, 2021
Dollars in thousands, except per share data	GAAP	Restructuring/Asset Impairments(1)	Other Adjustments(1)	Base
Operating profit	$255,600	$5,401	$7,276	$268,277
Non-operating pension costs	562,293	—	(562,293)	—
Interest expense, net	32,525	—	2,165	34,690
Loss from the early extinguishment of debt	20,184	—	(20,184)	—
(Loss)/income before income taxes	(359,402)	5,401	587,588	233,587
(Benefit from) Provision for income taxes	(94,106)	2,341	152,572	60,807
(Loss)/income before equity in earnings of affiliates	(265,296)	3,060	435,016	172,780
Equity in earnings of affiliates, net of tax	3,350	—	—	3,350
Net (loss) income	(261,946)	3,060	435,016	176,130
Net loss attributable to noncontrolling interests	172	—	—	172
Net (loss)/income attributable to Sonoco	$(261,774)	$3,060	$435,016	$176,302
Diluted Weighted average common shares outstanding(2):	100,571	—	498	101,069
Per diluted common share*	$(2.60)	$0.03	$4.30	$1.74

*Due to rounding individual items may not sum across
(1) See table in Results of Operations - Overview below for details related to the after-tax impact of major components
(2) Due to the magnitude of non-base losses in the second quarter 2021, the Company reported a GAAP Net Loss Attributable to Sonoco. In instances where a company has a net loss, GAAP requires that the company shall not consider any unexercised share awards or other like instruments dilutive for purposes of calculating weighted average shares outstanding. Accordingly, the Company did not consider any unexercised share awards dilutive in calculating weighted average shares outstanding for GAAP purposes in the table above, which resulted in Basic Weighted Average Common Shares Outstanding and Diluted Weighted Average Common Shares Outstanding being the same. However, the Company also presents Base Net Income Attributable to Sonoco, which excludes the net non-base items. In order to maintain consistency in the computation of Base Diluted EPS, unexercised stock instruments that meet GAAP requirements for dilution were considered dilutive to the same extent they would be if GAAP Net Income Attributable to Sonoco were equal to Base Net Income Attributable to Sonoco.

SONOCO PRODUCTS COMPANY

	For the six months ended June 28, 2020
Dollars in thousands, except per share data	GAAP	Restructuring/Asset Impairments(1)	Other Adjustments(1)	Base
Operating profit	$233,830	$35,484	$1,154	$270,468
Non-operating pension costs	15,179	—	(15,179)	—
Interest expense, net	34,730	—	—	34,730
Income before income taxes	183,921	35,484	16,333	235,738
Provision for income taxes	49,986	9,353	2,683	62,022
Income before equity in earnings of affiliates	133,935	26,131	13,650	173,716
Equity in earnings of affiliates, net of tax	1,291	—	—	1,291
Net income	135,226	26,131	13,650	175,007
Net loss attributable to noncontrolling interests	430	(17)	—	413
Net income attributable to Sonoco	$135,656	$26,114	$13,650	$175,420
Per diluted common share*	$1.34	$0.26	$0.14	$1.73
*Due to rounding individual items may not sum across
(1) See table in Results of Operations - Overview below for details related to the after-tax impact of major components
RESULTS OF OPERATIONS
The following discussion provides a review of results for the six months ended July 4, 2021 compared with the six months ended June 28, 2020.
OVERVIEW
Net sales for the first six months of 2021 increased 7.3 percent to $2,736 million, compared with $2,549 million in the same period last year. The increase reflects volume/mix benefits stemming from the pandemic recovery, higher selling prices mostly implemented to recover rising raw material and other operating costs, and a positive impact from foreign exchange translation. These benefits were somewhat offset by the net impact of the display and packaging divestitures, less additions from the Can Packaging and TuboTec acquisitions.

Net (loss)/income attributable to Sonoco for the first six months of 2021 decreased to $(261.8) million, or $(2.60) per diluted share, compared to $135.7 million, or $1.34 per diluted share, reported for the same period of 2020. GAAP net loss for the first six months of 2021 includes after-tax, non-base charges totaling $438.1 million. GAAP net income for the first six months of 2021 includes non-base charges totaling $39.8 million. The major components of these amounts are shown below:

	Six Months Ended
($ in millions)	July 4, 2021	June 28, 2020
Pension settlement charges	$406.5	$—
Loss on early extinguishment of debt	15.0	—
Other non-operating pension costs	11.5	11.1
Gain on sale of previously closed facilities	(5.0)	—
Euro derivative gain related to Euro loan repayment	(3.3)	—
Refund of foreign VAT and applicable interest	(3.1)	—
All other net restructuring and asset impairment charges	5.6	26.1
Acquisition and divestiture-related costs	8.7	1.2
All other	2.2	1.4

Total non-base charges, after tax	$438.1	$39.8

Adjusted for these items, Base earnings for the six-month period ending July 4, 2021 increased 0.5 percent to $176.3 million, or $1.74 per diluted share, from $175.4 million, or $1.73 per diluted share, in 2020.

SONOCO PRODUCTS COMPANY
The increase in Base earnings of $0.9 million is largely attributable to volume/mix increases driven by the net impact of the COVID-19 pandemic recovery and productivity gains. These were offset by an overall negative price/cost impact and the net loss of operating profit from the disposition of the display and packaging businesses partially offset by the acquisitions of Can Packaging and TuboTec.
OPERATING REVENUE
Net sales for the first six months of 2021 increased $187 million from the same period in 2020.
The components of the sales change were:

($ in millions)
Volume/mix	$141
Selling prices	137
Acquisitions and divestitures, net	(137)
Foreign currency translation and other, net	46

Total sales increase	$187

COSTS AND EXPENSES
Cost of goods sold increased $161.3 million, or 7.9 percent, while the Company's gross profit margin percentage declined slightly to 19.8 percent for the first six months of 2021, compared to 20.2 percent in the prior-year period. The increase in cost of goods sold was directly related to the increase in sales as well as inflation experienced in certain raw materials. Gross profit margin declined due to the negative price/cost relationship resulting from the year-to-date increase in old corrugated containers costs, resin prices, and other operating cost inflation. The negative price/cost impact was partially offset by productivity improvements.
GAAP SG&A costs for the first six months of 2021 increased $28.8 million, or 11.7 percent, year over year. These expenses are presented net of other income/expense items. The year-over-year increase was largely driven by a higher, more-normal, level of management incentive expense compared to the prior year's quarter and by higher acquisition and divestiture transaction costs, as well as higher medical costs as employees returned to normalized levels of engagement in routine care and elective procedures after the prior-year's pandemic-related avoidance of these activities. Additionally, the first six months of 2021 experienced higher property insurance expense as well as strategic information technology spending. These increases were partially offset by gains in the current year's period related to hedges entered into to mitigate foreign currency risk related to the Euro-denominated loan repaid in the period, life insurance gains, and a foreign VAT refund.
Restructuring costs and asset impairment charges net to a $5.4 million gain in the first six months of 2021, compared with $35.5 million of net charges in the same period last year. The year-over-year decrease was driven by lower year-over-year restructuring activity and gains recorded in 2021 for the sale of buildings at previously closed facilities. Additional information regarding restructuring and asset impairment charges is provided in Note 5 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Non-operating pension costs increased $547.1 million year over year due to the $547.3 million non-cash settlement charge recognized in the second quarter of 2021 upon settling the liabilities associated with the Sonoco Pension Plan for Inactive Participants. Additional information regarding pension settlement charges is provided in Note 11 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Additionally, in the second-quarter of 2021 the Company executed a cash tender offer in which it retired a portion of its 5.75% notes due November 2040, recognizing a loss on early extinguishment of debt totaling $20.2 million.
GAAP net interest expense for the first six months of 2021 decreased to $32.5 million, compared with $34.7 million during the first six months of 2020. The decrease was primarily due to lower debt balances and additional interest income related to a foreign VAT refund.
The effective tax rate on the GAAP loss and Base earnings in the first six months of 2021 was 26.2 percent and 26.0 percent, respectively, compared with 27.2 percent and 26.3 percent for GAAP and Base earnings, respectively, in the prior-year period. The effective tax rate on GAAP loss was lower in 2021 primarily due to an IRS audit settlement

SONOCO PRODUCTS COMPANY
recorded in the prior year. The effective tax rate on Base earnings for the six months of 2021 was relatively flat compared to the prior-year period.

REPORTABLE SEGMENTS
The following table recaps net sales attributable to each of the Company's segments during the first six months of 2021 and 2020 ($ in thousands):

	Six Months Ended
	July 4, 2021	June 28, 2020	% Change
Net sales:
Consumer Packaging	$1,180,556	$1,113,735	6.0%
Industrial Paper Packaging	1,173,929	957,517	22.6%
All Other	381,573	477,529	(20.1)%
Consolidated	$2,736,058	$2,548,781	7.3%

The following table recaps operating profits attributable to each of the Company's segments during the first six months of 2021 and 2020 ($ in thousands):

	Six Months Ended
	July 4, 2021	June 28, 2020	% Change
Operating profit:
Segment operating profit:
Consumer Packaging	$135,423	$148,205	(8.6)%
Industrial Paper Packaging	108,071	92,836	16.4%
All Other	24,783	29,427	(15.8)%
Restructuring/Asset impairment charges	(5,401)	(35,484)
Other non-base charges, net	(7,276)	(1,154)
Consolidated	$255,600	$233,830	9.3%

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

The following table recaps restructuring/asset impairment (income)/charges attributable to each of the Company’s segments during the first six months of 2021 and 2020 ($ in thousands):

	Six Months Ended
	July 4, 2021	June 28, 2020
Restructuring/Asset impairment (income)/charges:
Consumer Packaging	$3,416	$4,209
Industrial Paper Packaging	(2,939)	23,199
All Other	4,919	5,965
Corporate	5	2,111
Consolidated	$5,401	$35,484
Consumer Packaging
Segment sales increased 6.0 percent year to date compared to the prior-year period driven by increased selling prices, largely implemented to recover cost inflation, sales added by the acquisition of Can Packaging, a modest increase in volume on a year-to-date basis, and a positive impact of foreign currency translation.

SONOCO PRODUCTS COMPANY
Year-to-date segment operating profit decreased 8.6 percent driven by a negative price/cost impact as businesses in the segment were not able to completely pass along rapidly rising material and other costs. Additionally, rising wage and other benefit costs offset productivity gains in the first six months of 2021. As a result, segment operating profit margin decreased 184 basis points to 11.5 percent.
Industrial Paper Packaging
Segment sales increased 22.6 percent year to date versus the prior-year period due to increased selling prices, largely implemented to recover increased raw material and other operating costs, a positive volume/mix impact driven by a global rebound in demand, and a positive impact of foreign currency translation.
Segment operating profit increased 16.4 percent from the prior-year period driven by broad increases in volume/mix and strong productivity improvements. These gains were offset by a negative price/cost relationship largely due to a year-to-date increase in recycled fiber costs that could not be fully recovered through selling price adjustments. As a result, segment operating margins were down 49 basis points to 9.2 percent.
All Other
Sales for All Other declined 20.1 percent year to date due primarily to the divestiture of the display and packaging businesses. Exclusive of the sales from those businesses in the prior year, volume/mix for businesses grouped in All Other improved approximately 15 percent, driven primarily by demand improvements in all businesses, most notably our molded-foam, plastics industrial, and plastics medical businesses.
All Other operating profit declined 15.8 percent year to date due to the divestiture of the display and packaging businesses and a negative price/cost relationship stemming from higher raw material costs. These were partially offset by positive volume/mix and productivity improvements. Segment operating margin increased to 6.5 percent year to date from 6.2 percent in 2020.
With the April 4, 2021 sale of the Company's display and packaging operations in the United States and the November 2020 sale of the Company's European contract packaging operations, the Company has completely exited the display and packaging business. These divestitures will negatively impact year-over-year comparisons of operating results through the first quarter of 2022.
The Company expects the temperature-assured business to produce continued solid results in 2021, with operating profit exceeding the prior year, largely driven by sales of packaging critical for pharmaceutical transport, including flu vaccines. The businesses that serve automotive and appliance markets are expected to rebound from the prior-year as the COVID-19 pandemic winds down over the next few quarters leading to an easing of restrictions on normal economic activity. Additionally, the Company's plastics business serving the healthcare industry is expected to grow year over year as its served markets return to a more normalized demand for elective surgeries.

OTHER ITEMS
Critical Accounting Policies and Estimates
Goodwill impairment evaluation
The Company assesses its goodwill for impairment annually and from time to time when warranted by the facts and circumstances surrounding individual reporting units or the Company as a whole. In the first quarter of 2021, Sonoco realigned its operating and reporting structure and began reporting results in two segments, Consumer Packaging and Industrial Paper Packaging. The Company's remaining businesses are now reported as "All Other". In conjunction with this realignment, several of the Company’s reporting units were disaggregated and the components either merged into another reporting unit or resulted in a new reporting unit. In accordance with ASC 350, all of the impacted reporting units were tested for impairment both before and after the realignment following the same methodology used by the Company in its annual goodwill impairment testing which was most recently performed in the third quarter of 2020.

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
Although benefiting to varying degrees by the economic recovery, the results of these three reporting units have been negatively impacted by end-market weakness due to the COVID-19 pandemic. In addition, each are facing headwinds from escalating raw material and other cost increases. Management currently expects customer demand will remain steady or improve over the next few quarters and that announced and/or planned selling price increases will mitigate raw material and other cost inflation. However, should it become apparent that the ongoing post-COVID-19 recovery is likely to be weaker, or significantly delayed or prolonged, compared to management’s current expectations, or significant negative price/cost relationships will persist over the long-term, goodwill impairment charges may be possible in the future. Total goodwill associated with the Conitex, Retail Packaging, and Plastics – Healthcare reporting units was approximately $33 million, $70 million and $66 million, respectively, at July 4, 2021. Based on their most-recent impairment tests, the estimated fair values of the Conitex, Retail Packaging, and Plastics – Healthcare reporting units exceeded their carrying values by 6.9%, 17.3%, and 11.7%, respectively.
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

SONOCO PRODUCTS COMPANY
Pension Plan Termination
As disclosed in previous filings, the Company terminated the Sonoco Pension Plan for Inactive Participants (the "Inactive Plan"), a tax-qualified defined benefit plan, effective September 30, 2019. The Company settled the liabilities of the Inactive Plan in the second quarter of 2021 through a combination of lump-sum payments and purchases of group annuity contracts. In order for the Inactive Plan to be fully funded upon final settlement, the Company made contributions totaling $133.0 million during the second quarter of 2021. The Company realized a cash tax benefit of approximately $38 million in 2020 from the anticipated contributions to the Inactive Plan that will be deductible in its 2020 income tax filings. Non-cash, pre-tax settlement charges totaling $547.3 million were recognized in the second quarter of 2021 as the lump sum payouts were made and group annuity contracts were purchased.

Financial Position, Liquidity and Capital Resources
Operating cash flows totaled $102.0 million in the six months ended July 4, 2021 compared with $282.0 million during the same period last year, a decrease of $180.0 million. The decrease was driven by pension contributions totaling $133 million made in the second quarter of 2021 as part of the final settlement of the Inactive Plan's liabilities. Additionally, net working capital used $17.9 million more cash in the first six months of 2021 compared to the same period last year. This increased use was driven by inflation in the current year in addition to increased business activity which was more pronounced in June 2021 as compared to the prior year's June. The Company continues to actively manage all components of net working capital in an effort to minimize the impact on cash utilization.
Changes in accrued expenses consumed $3.3 million of operating cash flow in the six months ended July 4, 2021 while providing $9.3 million in the same period last year. The lower provision of cash in the current year is primarily due to higher management incentives paid in the first six months of 2021 compared to the same period last year. Income taxes payable, deferred taxes, and other income tax items consumed $174.5 million more cash in the first six months of 2021 than the first six months of the prior year mostly related to the non-cash income tax gain recorded in relation to the previously disclosed final settlement of the Inactive Plan's pension liabilities.
Cash used in investing activities was $4.5 million in the six months ended July 4, 2021, compared with $74.8 million in the same period last year, a lower year-over-year use of cash of $70.3 million. Proceeds from the sale of businesses added $86.1 million of cash in the first six months of 2021 as the Company received cash from the sale of its U. S. display and packaging business as well as from the working capital settlement and release of escrow from the 2020 sale of its European contract packaging business. Acquisition spending was $1.4 million lower year over year. Acquisition activity in the six months ended July 4, 2021 totaled $2.4 million and reflects the Company's acquisition of a small tube and core operation in Brazil and the final working capital settlement for the August 3, 2020 acquisition of Can Packaging. This activity was less than the net $3.8 million spent in the first half of 2020, primarily for the purchase of a small tube and core business in Jacksonville, Florida. Proceeds from the sale of assets provided $7.4 million in the six months ended July 4, 2021, compared to $4.8 million in the same period last year. The proceeds in both years stemmed from the sale of buildings and equipment associated with previously closed facilities. Capital spending during the first six months of 2021 was $100.0 million, approximately $23.5 million higher than the same period last year. The increase is attributable to spending on "Project Horizon," a $115 million project to transform the corrugated medium paper machine in Hartsville, South Carolina, into a low-cost, state-of-the-art uncoated recycled paperboard machine and to optimize materials handling systems and storage facilities. Total spending on this project is expected to be $85 million in 2021. Capital spending for the remainder of 2021 is expected to be approximately $200 million, bringing the total capital spending in 2021 to approximately $300 million, compared to $194.1 million in 2020. The significant expected increase in the Company's year-over-year annual capital spending is largely the result of anticipated spending on Project Horizon. Other net investing proceeds, primarily insurance proceeds, were $3.8 million higher year over year.
Financing activities used $394.2 million of cash in the six months ended July 4, 2021, while they provided $514.3 million of cash in the same period last year, a year-over-year difference of $908.5 million. In the prior year, net proceeds from the issuance of debt provided cash of $585.2 million reflecting actions initiated by the Company in the first half of 2020 to mitigate liquidity risks due to uncertainty regarding the potential impacts of the COVID-19 pandemic on credit markets, banks and the global economy. The first six months of 2021 reflect net debt repayments of $112.9 million, including the repayment of the Company's euro-denominated bonds and a partial tender of its 5.75% bonds. The year-over-year change in net debt proceeds/repayments decreased cash by $698.0 million year over year. The debt tender resulted in the payment of an additional $20.1 million of cash for market adjustments and premiums paid to tendering bondholders. The year-over-year decrease in outstanding checks of $23.1 million resulted primarily from the timing of the last accounts payable check runs in December 2020 and December 2019. The Company paid cash dividends of $90.4 million during the six months ended July 4, 2021, an increase of $4.1 million over the same period last year. Cash used to repurchase the Company's common stock was $159.6 million in the six months of 2021. The year-over-year increase of $155.6 million

SONOCO PRODUCTS COMPANY
was primarily the result of the Company entering into an accelerated share repurchase agreement pursuant to a share repurchase authorization approved by the Company's Board of Directors in April 2021.
Cash and cash equivalents totaled $263.5 million and $564.8 million at July 4, 2021 and December 31, 2020, respectively. Of these totals, approximately $241.4 million and $170.8 million, respectively, were held outside of the United States by the Company’s foreign subsidiaries. Cash held outside of the United States is available to meet local liquidity needs, or for capital expenditures, acquisitions, and other offshore growth opportunities. Reflecting the financing actions described above, the Company has ample domestic liquidity from a combination of cash on hand, generation of operating cash flow, and access to bank and capital markets borrowings. The Company has generally considered its foreign unremitted earnings to be indefinitely invested outside the United States and currently has no plans to repatriate such earnings, other than excess cash balances that can be repatriated at minimal tax cost. Accordingly, the Company is not providing for taxes on these amounts for financial reporting purposes. Computation of the potential deferred tax liability associated with unremitted earnings considered to be indefinitely reinvested is not practicable.
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
During the six months ended July 4, 2021, the Company reported a net decrease in cash and cash equivalents of $4.6 million due to currency translation adjustments resulting from a stronger U.S. dollar relative to most foreign currencies.
On June 30, 2021, the Company entered into a new five-year $750 million, unsecured revolving credit facility which replaced an existing credit facility entered into on July 20, 2017, and reflects substantially the same terms and conditions. Consistent with prior facilities, the new revolving credit facility supports the Company's $500 million commercial paper program. The revolving credit facility is with a syndicate of banks and is committed through June 2026. If circumstances were to prevent the Company from issuing commercial paper, it has the contractual right to draw funds on the underlying revolving credit facility.
At July 4, 2021, the Company had scheduled debt maturities of approximately $404 million over the next twelve months. Also at July 4, 2021, the Company had $264 million in cash and cash equivalents on hand and $750 million in committed capacity under its revolving credit facility, of which $622 million was available for draw down net of commercial paper balances of $128 million. The Company believes these amounts, combined with expected net cash flows generated from operating and investing activities, will provide ample liquidity to cover these debt maturities and other cash flow needs of the Company over the course of the next twelve months.
On April 28, 2021, the Company commenced a cash tender offer to purchase up to $300 million of the $600 million outstanding principal amount of its 5.75% notes due November 2040. Upon expiration of the tender on May 25, 2021, the Company repurchased $63.2 million of its outstanding 5.75% notes for a total cash cost of $82.0 million.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenants currently require the Company to maintain a minimum level of interest coverage and a minimum level of net worth, as defined in the agreements. As of July 4, 2021, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.
The Company continually explores strategic acquisition opportunities which may result in the use of cash. Given the nature of the acquisition process, the timing and amounts of such expenditures are not always predictable. The Company expects that any acquisitions requiring funding in excess of cash on hand would be financed using available borrowing capacity.
On April 4, 2021, the Company completed the sale of its display and packaging business in the United States to Hood Container Corporation for net cash proceeds totaling $79.7 million. The proceeds from the sale were received on April 5, 2021, and were used for general corporate purposes.
On April 20, 2021, the Company's Board of Directors authorized the repurchase of the Company's common stock in an aggregate amount of up to $350 million. The new authorization replaced the previous authorization dated February 10, 2016. Under the authorization, which has no expiration date, the Company may choose to purchase shares in the open market, from individual holders, through privately negotiated transactions, an accelerated share repurchase program, a combination of these methods, or otherwise. The timing and amount of the repurchases, if any, will depend upon several

SONOCO PRODUCTS COMPANY
factors, including market and business conditions and the nature of other investment opportunities. Common stock repurchases, including with respect to any share repurchase program, may be limited, suspended or discontinued at any time without prior notice.
On May 6, 2021, the Company repurchased 53.5 thousand shares for $3.6 million from a private stockholder based upon the average closing stock price on that day.
On May 10, 2021, the Company entered into an accelerated share repurchase agreement ("ASR Agreement") with a financial institution to repurchase shares of common stock. In exchange for an upfront payment of $150 million, which was funded using available cash on hand, the financial institution delivered approximately 1.8 million of initial shares to the Company. These initial shares represented 80% of the expected number of shares to be repurchased during the repurchase period based upon an estimated average price of $68.50 per share. The initial shares received were retired by the Company. The final number of shares to be repurchased and retired were based on the Company's volume-weighted average share price during the repurchase period, less a discount and subject to certain adjustments (the "Settlement Price"). The financial institution could elect to settle all or any part of the transaction at any time between July 9, 2021 and September 11, 2021.

In July 2021, pursuant to the ASR Agreement, the financial institution elected to fully accelerate settlement of the share repurchase agreement. Accordingly, 504.7 thousand additional shares were transferred to the Company based upon an overall effective Settlement Price of $66.47 and were retired.
As discussed in "Other Items - Pension Plan Termination," the Sonoco Pension Plan for Inactive Participants was terminated effective September 30, 2019. The Company settled the liabilities under the Inactive Plan during the second quarter of 2021 through a combination of lump-sum payments and annuity purchases, making additional contributions to the Inactive Plan totaling approximately $133 million during the second quarter of 2021 in order to be fully funded at the time the liabilities were settled.
The Company anticipates making additional contributions to its other pension and postretirement plans of approximately $7 million during the remainder of 2021, which would result in total contributions to these plans of approximately $169 million in 2021. Future funding requirements beyond the current year will vary depending largely on actual investment returns, future actuarial assumptions, and legislative actions.
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
Due to the highly inflationary economy in Venezuela, the Company considers the U.S. dollar to be the functional currency of its Venezuelan operations and uses the official exchange rate when remeasuring the financial results of those operations. Economic conditions in Venezuela have worsened considerably over the past several years and there is no indication that conditions are due to improve in the foreseeable future. Further deterioration could result in the recognition of an impairment charge or a deconsolidation of the subsidiary. At July 4, 2021, the carrying value of the Company's net investment in its Venezuelan operations was approximately $2.0 million. In addition, at July 4, 2021, the Company's Accumulated Other Comprehensive Loss included a cumulative translation loss of $3.8 million related to its Venezuelan operations which would need to be reclassified to net income in the event of a complete exit of the business or a deconsolidation of the Venezuelan operations.

SONOCO PRODUCTS COMPANY
The Company has operations in the United Kingdom and elsewhere in Europe that could be impacted by the exit of the U.K. from the European Union (Brexit) at the end of January 2020 and the new E.U.-U.K. Trade and Cooperation Agreement which went into effect December 31, 2020. Our U.K. operations have been making contingency plans regarding potential customs clearance issues, tariffs and other uncertainties resulting from Brexit and the new agreement with the European Union. Although it is difficult to predict all of the possible impacts to our supply chain or in our customers' downstream markets, the Company has evaluated the potential operational impacts and uncertainties of Brexit and at this time believes that the likelihood of a material impact on our future results of operations is low. Although there are some cross-border sales made out of and into the U.K., most of what the Company produces in the U.K. is also sold in the U.K. and the same is true for continental Europe. In some cases, companies that have been importing from Europe into the U.K. are now seeking local sources, which has actually been positive for our U.K. operations. Sales in our U.K. operations totaled approximately $127 million for the full year 2020 and approximately $70 million in the first six months of 2021.
At July 4, 2021, the Company had various currency contracts outstanding to fix the exchange rate on certain anticipated foreign currency cash flows. The total market value of these instruments was a net favorable position of $0.5 million at July 4, 2021 and a net favorable position of $0.6 million at December 31, 2020. These contracts qualify as cash flow hedges and have maturities ranging to July 2022. In addition, at July 4, 2021, the Company had various currency contracts outstanding to fix the exchange rate on certain foreign currency assets and liabilities. Although placed as an economic hedge, the Company does not apply hedge accounting to these contracts, the fair value of which was not material at July 4, 2021 and December 31, 2020.
At July 4, 2021, the Company had commodity contracts outstanding to fix the cost of a portion of anticipated raw materials and natural gas purchases. The total net fair market value of these instruments was a favorable position of $5.4 million at July 4, 2021 and an unfavorable position of $0.6 million at December 31, 2020. Natural gas and aluminum hedge contracts covering an equivalent of 5.5 million MMBTUs and 1,810 metric tons, respectively, were outstanding at July 4, 2021. These contracts qualify as cash flow hedges and have maturities ranging to December 2022. In addition, during the second quarter of 2020, the Company entered into a commodity contract that expired during the second quarter of 2021 to fix the cost of a portion of anticipated diesel purchases. The Company did not apply hedge accounting to this contract, the fair value of which was $0.5 million at December 31, 2020.
The Company's 1%, 150 million euro-denominated debt matured on May 25, 2021. On April 7, 2021, the Company entered into two forward contracts to buy a total of 150 million euros. The risk management objective of the forward contracts was to manage foreign currency risk related to the Company's funding of the debt repayment upon maturity. The Company recognized a gain of $4,387 upon the May 21, 2021 maturity of these forward contracts. The gain is included in "Selling, general and administrative expenses" on the Company's Condensed Consolidated Statements of Income for the three and six months ended July 4, 2021.
At July 4, 2021, the U.S. dollar had strengthened against most of the functional currencies of the Company's foreign operations compared to December 31, 2020, resulting in a net translation loss for the six months ended July 4, 2021 of $20.2 million being recorded in "Accumulated other comprehensive loss."
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
Evaluation of Disclosure Controls and Procedures
Under the supervision, and with the participation, of our management, including our Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, ("the Exchange Act") of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO concluded that such controls and procedures, as of July 4, 2021, the end of the period covered by this Quarterly Report on Form 10-Q, were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. For this purpose, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information that is required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
In response to the COVID-19 pandemic, we have required certain employees, some of whom are involved in the operation of our internal controls over financial reporting, to work from home. Despite this change, there have been no changes in the Company’s internal control over financial reporting occurring during the quarter ended July 4, 2021, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize any impact it may have on their design and operating effectiveness.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
Information with respect to legal proceedings and other exposures appears in Part I - Item 3 - “Legal Proceedings” and Part II - Item 8 - “Financial Statements and Supplementary Data” (Note 16 - “Commitments and Contingencies”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and in Part I - Item 1 - “Financial Statements” (Note 16 - “Commitments and Contingencies”) of this report.
Environmental Matters
The Company has been named as a potentially responsible party (PRP) at several environmentally contaminated sites not owned by the Company. All of the sites are also the responsibility of other parties. The Company's liability, if any, is shared with such other parties, but the Company's share has not been finally determined in most cases. In some cases, the Company has cost-sharing arrangements with other PRPs with respect to a particular site. Such agreements relate to the sharing of legal defense costs or cleanup costs, or both. The Company has assumed, for purposes of estimating amounts to be accrued, that the other parties to such cost-sharing agreements will perform as agreed. It appears that final resolution of some of the sites is years away, and actual costs to be incurred for these environmental matters in future periods is likely to vary from current estimates because of the inherent uncertainties in evaluating environmental exposures. Accordingly, the ultimate cost to the Company with respect to such sites, beyond what has been accrued at July 4, 2021, cannot be determined. As of July 4, 2021 and December 31, 2020, the Company had accrued $7.5 million and $8.1 million, respectively, related to environmental contingencies. The Company periodically reevaluates the assumptions used in determining the appropriate reserves for environmental matters as additional information becomes available and, when warranted, makes appropriate adjustments.

Other legal matters
Additional information regarding legal proceedings is provided in Note 16 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

SONOCO PRODUCTS COMPANY

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]		Maximum Number or Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs[1]
4/5/21 - 5/9/21	53,500	2	$67.57		53,500		$346,385,005
5/10/21 - 6/6/21	1,751,825	3	$68.50	3	1,751,825	3	$196,385,005
6/7/21 - 7/4/21	—		$—		—		$196,385,005
Total	1,805,325		$68.48		1,805,325		$196,385,005

1	On April 20, 2021, the Company's Board of Directors authorized the repurchase of the Company's common stock in an aggregate amount of up to $350.0 million. As of July 4, 2021, a total of $196.4 million remain available under this authorization.
2	On May 6, 2021, the Company repurchased approximately 53,500 shares for $3.6 million from a private stockholder based upon the average closing stock price on that day. The cost of these share repurchases was allocated to "Capital in excess of stated value" on the Company's Condensed Consolidated Balance Sheet.
3
On May 10, 2021, the Company entered into an accelerated share repurchase agreement ("ASR Agreement") with a financial institution to repurchase shares of common stock. In exchange for an upfront payment of $150.0 million, which was funded with available cash on hand, the financial institution delivered 1,751,825 of initial shares to the Company. These initial shares represented 80% of the expected number of shares to be repurchased during the repurchase period based upon an estimated average price of $68.50 per share. The initial shares received were retired by the Company. The final number of shares to be repurchased and retired were based on the Company's volume-weighted average share price during the repurchase period, less a discount and subject to certain adjustments (the "Settlement Price"). The financial institution could elect to settle all or any part of the transaction at any time between July 9, 2021 and September 11, 2021.

In July 2021, pursuant to the ASR Agreement, the financial institution elected to fully accelerate settlement of the share repurchase agreement. Accordingly, 504,739 additional shares were transferred to the Company based upon an overall effective Settlement Price of $66.47 and were retired.

SONOCO PRODUCTS COMPANY

Item 6.	Exhibits.

Exhibit Index
3.1	Restated Articles of Incorporation, as amended through April 23, 2021 (incorporated by reference to the Registrant's Form 8-K/A, filed April 27, 2021)
3.2	By-Laws of Sonoco Products Company, as amended April 21, 2021 (incorporated by reference to the Registrant's Form 8-K, filed April 26, 2021)
10.1	Accelerated Share Repurchase agreement with Wells Fargo Bank, NA, dated May 10, 2021 (incorporated by reference to the Registrant's Form 8-K, filed May 12, 2021)
10.2	Commitment Agreement with Athene, dated June 17, 2021 (incorporated by reference to the Registrant's Form 8-K, filed June 23, 2021)
10.3	Credit Agreement, dated June 30, 2021 (as amended)
15	Letter re: unaudited interim financial information
31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SONOCO PRODUCTS COMPANY
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOCO PRODUCTS COMPANY
(Registrant)

Date:	August 3, 2021	By:	/s/ Julie C. Albrecht
Julie C. Albrecht
Vice President and Chief Financial Officer
(principal financial officer)

/s/ James W. Kirkland
James W. Kirkland
Corporate Controller
(principal accounting officer)