Form 10-Q
period 2021-10-03
SONOCO PRODUCTS CO
filed 2021-11-02
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock at October 22, 2021:
Common stock, no par value: 98,326,308

SONOCO PRODUCTS COMPANY
INDEX

PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements:	3

	Condensed Consolidated Balance Sheets - October 3, 2021 (unaudited) and December 31, 2020 (unaudited)	3

	Condensed Consolidated Statements of Income – Three and Nine Months Ended October 3, 2021 (unaudited) and September 27, 2020 (unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income - Three and Nine Months Ended October 3, 2021 (unaudited) and September 27, 2020 (unaudited)	5

	Condensed Consolidated Statements of Changes in Total Equity – Three and Nine Months Ended October 3, 2021 (unaudited) and September 27, 2020 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows – Nine Months Ended October 3, 2021 (unaudited) and September 27, 2020 (unaudited)	8

	Notes to Condensed Consolidated Financial Statements (unaudited)	9

	Report of Independent Registered Public Accounting Firm	37

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	38

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	59

Item 4.	Controls and Procedures.	59

PART II. OTHER INFORMATION		59

Item 1.	Legal Proceedings.	59

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	60

Item 6.	Exhibits.	61

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars and shares in thousands)

	October 3, 2021	December 31, 2020*
Assets
Current Assets
Cash and cash equivalents	$160,012	$564,848
Trade accounts receivable, net of allowances	755,638	658,808
Other receivables	94,884	103,636
Inventories, net:
Finished and in process	186,872	167,018
Materials and supplies	343,239	283,673
Prepaid expenses	60,010	52,564
	1,600,655	1,830,547
Property, Plant and Equipment, Net	1,232,074	1,244,110
Goodwill	1,323,723	1,389,255
Other Intangible Assets, Net	281,533	321,934
Deferred Income Taxes	38,398	42,479
Right of Use Asset-Operating Leases	269,855	296,020
Other Assets	178,912	152,914
Total Assets	$4,925,150	$5,277,259
Liabilities and Equity
Current Liabilities
Payable to suppliers	$686,113	$536,939
Accrued expenses and other	366,126	511,489
Notes payable and current portion of long-term debt	275,799	455,784
Accrued taxes	21,203	7,415
	1,349,241	1,511,627
Long-term Debt, Net of Current Portion	1,192,707	1,244,440
Noncurrent Operating Lease Liabilities	236,590	262,048
Pension and Other Postretirement Benefits	164,584	171,518
Deferred Income Taxes	67,627	86,018
Other Liabilities	53,669	91,080
Sonoco Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares 98,326 and 100,447 shares issued and outstanding at October 3, 2021 and December 31, 2020, respectively	7,175	7,175
Capital in excess of stated value	172,655	314,056
Accumulated other comprehensive loss	(378,910)	(756,842)
Retained earnings	2,049,072	2,335,216
Total Sonoco Shareholders’ Equity	1,849,992	1,899,605
Noncontrolling Interests	10,740	10,923
Total Equity	1,860,732	1,910,528
Total Liabilities and Equity	$4,925,150	$5,277,259

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Net sales	$1,415,193	$1,312,314	$4,151,251	$3,861,095
Cost of sales	1,157,462	1,055,304	3,352,966	3,089,512
Gross profit	257,731	257,010	798,285	771,583
Selling, general and administrative expenses	130,580	126,117	404,617	371,376
Restructuring/Asset impairment charges	3,488	24,149	8,889	59,633
Gain/(Loss) on divestiture of businesses	2,849	—	(2,667)	—
Operating profit	126,512	106,744	382,112	340,574
Non-operating pension costs	525	7,453	562,818	22,632
Interest expense	14,753	19,377	50,767	55,469
Interest income	534	796	4,023	2,158
Loss from the early extinguishment of debt	—	—	20,184	—
Income/(Loss) before income taxes	111,768	80,710	(247,634)	264,631
Provision for/(Benefit from) income taxes	2,564	(649)	(91,542)	49,337
Income/(Loss) before equity in earnings of affiliates	109,204	81,359	(156,092)	215,294
Equity in earnings of affiliates, net of tax	2,351	1,939	5,701	3,230
Net income/(loss)	111,555	83,298	(150,391)	218,524
Net (income)/loss attributable to noncontrolling interests	(415)	151	(243)	581
Net income/(loss) attributable to Sonoco	$111,140	$83,449	$(150,634)	$219,105
Weighted average common shares outstanding:
Basic	98,955	100,974	100,039	100,935
Diluted	99,425	101,245	100,039	101,155
Per common share:
Net income/(loss) attributable to Sonoco:
Basic	$1.12	$0.83	$(1.51)	$2.17
Diluted	$1.12	$0.82	$(1.51)	$2.17

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Net income/(loss)	$111,555	$83,298	$(150,391)	$218,524
Other comprehensive (loss)/ income:
Foreign currency translation adjustments	(37,741)	24,647	(57,686)	(37,701)
Changes in defined benefit plans, net of tax	1,693	5,280	429,823	15,476
Changes in derivative financial instruments, net of tax	930	2,285	5,370	(440)
Other comprehensive (loss)/income	$(35,118)	$32,212	$377,507	$(22,665)
Comprehensive income:	76,437	115,510	227,116	195,859
Net (income)/loss attributable to noncontrolling interests	(415)	151	(243)	581
Other comprehensive loss attributable to noncontrolling interests	664	27	425	2,254
Comprehensive income attributable to Sonoco	$76,686	$115,688	$227,298	$198,694
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN TOTAL EQUITY (unaudited)
(Dollars in thousands)

	Total Equity	Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests
		Outstanding	Amount
December 31, 2019	$1,815,705	100,198	$7,175	$310,778	$(816,803)	$2,301,532	$13,023
Net income/(loss)	80,236					80,445	(209)
Other comprehensive income/(loss):
Translation loss	(95,212)				(93,575)		(1,637)
Defined benefit plan adjustment, net of tax	5,780				5,780
Derivative financial instruments, net of tax	(4,555)				(4,555)
Other comprehensive loss	$(93,987)				$(92,350)		$(1,637)
Dividends	(43,339)					(43,339)
Issuance of stock awards	376	196		376
Shares repurchased	(3,938)	(65)		(3,938)
Stock-based compensation	597			597
Impact of new accounting pronouncements	(209)					(209)
March 29, 2020	$1,755,441	100,329	$7,175	$307,813	$(909,153)	$2,338,429	$11,177
Net income/(loss)	54,990					55,211	$(221)
Other comprehensive income/(loss):
Translation gain/(loss)	32,864				33,454		(590)
Defined benefit plan adjustment, net of tax	4,416				4,416
Derivative financial instruments, net of tax	1,830				1,830
Other comprehensive income/(loss)	$39,110				$39,700		$(590)
Dividends	(43,451)					(43,451)
Issuance of stock awards	287	2		287
Shares repurchased	(12)	(1)		(12)
Stock-based compensation	1,339			1,339
June 28, 2020	$1,807,704	100,330	$7,175	$309,427	$(869,453)	$2,350,189	$10,366
Net income/(loss)	83,298					83,449	(151)
Other comprehensive income/(loss):
Translation gain/(loss)	24,647				24,674		(27)
Defined benefit plan adjustment, net of tax	5,280				5,280		—
Derivative financial instruments, net of tax	2,285				2,285		—
Other comprehensive income/(loss)	$32,212				$32,239		$(27)
Dividends	(43,366)					(43,366)
Issuance of stock awards	256	150		256
Shares repurchased	(3,385)	(64)		(3,385)
Stock-based compensation	4,614			4,614
September 27, 2020	$1,881,333	100,416	$7,175	$310,912	$(837,214)	$2,390,272	$10,188

	Total Equity	Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests
		Outstanding	Amount
December 31, 2020	$1,910,528	100,447	$7,175	$314,056	$(756,842)	$2,335,216	$10,923
Net income/(loss)	72,293					72,297	(4)
Other comprehensive income/(loss):
Translation loss	(32,541)				(32,021)		(520)
Defined benefit plan adjustment, net of tax	5,385				5,385
Derivative financial instruments, net of tax	958				958
Other comprehensive loss	$(26,198)				$(25,678)		$(520)
Dividends	(45,510)					(45,510)
Issuance of stock awards	364	245		364
Shares repurchased	(5,051)	(85)		(5,051)
Stock-based compensation	6,372			6,372
April 4, 2021	$1,912,798	100,607	$7,175	$315,741	$(782,520)	$2,362,003	$10,399
Net loss	(334,239)					(334,070)	(169)
Other comprehensive income
Translation gain	12,596				11,837		759
Defined benefit plan adjustment, net of tax	422,745				422,745
Derivative financial instruments, net of tax	3,482				3,482
Other comprehensive income	$438,823				$438,064		$759
Dividends	(45,503)					(45,503)
Issuance of stock awards	246	41		246
Shares repurchased	(154,519)	(1,819)		(154,519)
Stock-based compensation	4,827			4,827
July 4, 2021	$1,822,433	98,829	$7,175	$166,295	$(344,456)	$1,982,430	$10,989
Net income	111,555					111,140	415
Other comprehensive loss:
Translation loss	(37,741)				(37,077)		(664)
Defined benefit plan adjustment, net of tax	1,693				1,693		—
Derivative financial instruments, net of tax	930				930		—
Other comprehensive loss	(35,118)				(34,454)		(664)
Dividends	(44,498)					(44,498)
Issuance of stock awards	251	3		251
Shares repurchased	(83)	(506)		(83)
Stock-based compensation	6,192			6,192
October 3, 2021	$1,860,732	98,326	$7,175	$172,655	$(378,910)	$2,049,072	$10,740

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Nine Months Ended
	October 3, 2021	September 27, 2020
Cash Flows from Operating Activities:
Net (loss)/income	$(150,391)	$218,524
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Asset impairment	3,490	25,364
Depreciation, depletion and amortization	181,408	186,602
Loss on early extinguishment of debt	20,184	—
Share-based compensation expense	17,392	6,551
Equity in earnings of affiliates	(5,701)	(3,230)
Cash dividends from affiliated companies	5,182	4,367
Net gain on disposition of assets	(2,376)	(3,298)
Net loss on divestiture of businesses	2,667	—
Pension and postretirement plan expense	583,340	43,146
Pension and postretirement plan contributions	(165,280)	(34,795)
Net (decrease)/increase in deferred taxes	(164,581)	10,013
Change in assets and liabilities, net of effects from acquisitions and foreign currency adjustments:
Trade accounts receivable	(142,699)	(42,102)
Inventories	(95,066)	10,621
Payable to suppliers	163,193	15,708
Prepaid expenses	(17,756)	(1,857)
Accrued expenses	10,354	40,854
Income taxes payable and other income tax items	(8,531)	(17,466)
Other assets and liabilities	(14,751)	30,499
Net cash provided by operating activities	220,078	489,501
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(156,592)	(116,667)
Cost of acquisitions, net of cash acquired	(3,155)	(49,262)
Proceeds from the sale of businesses, net	91,569	—
Proceeds from the sale of assets	10,536	8,240
Other net investing proceeds	6,776	571
Net cash used in investing activities	(50,866)	(157,118)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	138,382	1,107,127
Principal repayment of debt	(582,838)	(428,966)
Net change in commercial paper	202,000	(250,000)
Net (decrease)/increase in outstanding checks	(10,736)	8,544
Proceeds from foreign exchange forward contracts and interest rate swaps	4,387	14,480
Payment of contingent consideration	—	(3,000)
Cash dividends	(134,648)	(129,446)
Excess cash costs of early extinguishment of debt	(20,111)	—
Payments for share repurchases	(159,654)	(7,335)
Net cash (used)/provided by financing activities	(563,218)	311,404
Effects of Exchange Rate Changes on Cash	(10,830)	(6,391)
Net (Decrease)/Increase in Cash and Cash Equivalents	(404,836)	637,396
Cash and cash equivalents at beginning of period	564,848	145,283
Cash and cash equivalents at end of period	$160,012	$782,679
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 1: Basis of Interim Presentation
In the opinion of the management of Sonoco Products Company (the “Company” or “Sonoco”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise stated) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the nine months ended October 3, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
With respect to the unaudited condensed consolidated financial information of the Company for the three- and nine-month periods ended October 3, 2021 and September 27, 2020 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated November 2, 2021 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.
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

Note 2: New Accounting Pronouncements
During the nine-month period ended October 3, 2021, there have been no newly issued nor newly applicable accounting pronouncements that have had, or are expected to have, a material impact on the Company’s financial statements. Further, at October 3, 2021, there are no other pronouncements pending adoption that are expected to have a material impact on the Company’s consolidated financial statements.

Note 3: Acquisitions and Divestitures
Acquisitions
On August 3, 2021, the Company completed the acquisition of Allied Packaging Pty Ltd, a privately owned manufacturer of paper packaging and related manufacturing equipment, consisting of a single manufacturing facility in Sydney, Australia, for total cash consideration of $802. Allied Packaging's financial results from the date acquired are included in the Company's Industrial Paper Packaging segment.
On March 8, 2021, the Company completed the acquisition of TuboTec, a small tube and core operation in Brazil, for total cash consideration of $841. TuboTec's financial results from the date acquired are included in the Company's Industrial Paper Packaging segment.
During the nine months ended October 3, 2021, the Company reached a final working capital settlement related to the August 3, 2020 acquisition of Can Packaging, a designer and manufacturer of sustainable paper packaging and related manufacturing equipment, based in Habsheim, France. Under the settlement, the Company made an additional cash payment of $1,512 and recorded a corresponding increase in goodwill. Goodwill for Can Packaging, none of which is expected to be deductible for income tax purposes, consists of increased access to certain markets. Can Packaging's financial results from the date acquired are included in the Company's Consumer Packaging segment.
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
Divestitures
As previously disclosed, the Company completed the sale of its U.S. display and packaging business, part of the "All Other" group of businesses, to Hood Container Corporation on April 4, 2021 for $80,000 in cash. This business provided design, manufacturing and fulfillment of point-of-purchase displays, as well as contract packaging services, for consumer product customers and had approximately 450 employees. Its operations included eight manufacturing and fulfillment facilities and four sales and design centers.
The selling price was adjusted at closing for certain transaction expenses and for anticipated differences between targeted levels of working capital and the projected levels at the time of closing. Net cash proceeds of $79,704 were received on April 5, 2021 and the Company recognized a loss on the divestiture of this business of $5,516, before tax, in the first quarter of 2021. During the quarter ended October 3, 2021, the Company finalized the working capital settlement related to this sale. The settlement resulted in additional cash proceeds of $1,971 and the buyer's assumption of certain liabilities totaling $786. As a result, the Company recognized a reduction in the previously reported loss on the sale of this business of $2,757, before tax, in the third quarter of 2021, bringing the total loss on the sale of business to $2,759, before tax.
On September 30, 2021, the Company completed the sale of its plastics foods thermoforming business in Wilson, North Carolina ("Wilson Thermoforming") to Placon for net cash proceeds of $3,528, resulting in the recognition of a pre-tax gain on the sale of $92.
Assets and liabilities disposed of in the sales of U.S. Display and Packaging and Wilson Thermoforming included the following:

	U.S. Display and Packaging	Wilson Thermoforming
Trade accounts receivable	$26,342	$—
Inventories	8,434	1,805
Property, plant and equipment, net	9,551	550
Right of use asset - operating leases	11,627	147
Goodwill	53,039	1,058
Trade accounts payable	(10,735)	—
Accrued expenses	(2,197)	(54)
Operating lease liabilities	(12,343)	(70)
Other net tangible assets	716	—
Net asset disposal	$84,434	$3,436
Net Proceeds	81,675	3,528
Loss/(Gain) on sale of business	$2,759	$(92)

As previously disclosed, the Company completed the divestiture of its European contract packaging business, Sonoco Poland Packaging Services Sp. z.o.o., on November 30, 2020. The selling price of $120,000 was adjusted at closing for certain indebtedness assumed by the buyer and for anticipated differences between targeted levels of working capital and the projected levels at the time of closing. The Company received net cash proceeds at closing of $105,913, with the buyer funding an escrow account with an additional $4,600. In the second quarter of 2021, the Company received $6,366 in additional proceeds from the sale, which included the release of $4,000 from escrow plus a post-closing adjustment of $2,366 for the working capital settlement. The remaining $600 in escrow is expected to be released in the second quarter of 2022, pending any indemnity claims. The receipt of the additional cash proceeds is reflected in "Proceeds from the sale of businesses, net" in the Condensed Consolidated Statement of Cash Flows.
The decision to sell its global display and packaging businesses was part of the Company's efforts to simplify its operating structure to focus on growing its core Consumer and Industrial packaging businesses around the world. These

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

sales are not expected to notably affect consolidated operating margin percentages, nor do they represent a strategic shift for the Company that will have a major effect on the entity’s operations and financial results. Consequently, the sales did not meet the criteria for reporting as discontinued operations. The net proceeds from the sales were used for general corporate purposes.
The Company continually assesses its operational footprint as well as its overall portfolio of businesses and may consider the divestiture of plants and/or business units it considers to be suboptimal or nonstrategic.
Acquisition and Divestiture-Related Transaction Costs
Acquisition and divestiture-related transaction costs totaling $1,015 and $913 were incurred during the three months ended October 3, 2021 and September 27, 2020, respectively, and $12,503 and $2,941 during the nine months ended October 3, 2021 and September 27, 2020, respectively. These costs, consisting primarily of legal and professional fees, are included in “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income.

Note 4: Shareholders' Equity
Earnings/(Loss) per Share
The following table sets forth the computation of basic and diluted earnings/(loss) per share:

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Numerator:
Net income/(loss) attributable to Sonoco	$111,140	$83,449	$(150,634)	$219,105
Denominator:
Weighted average common shares outstanding:
Basic	98,955	100,974	100,039	100,935
Dilutive effect of stock-based compensation	470	271	—	220
Diluted	99,425	101,245	100,039	101,155
Net income/(loss) attributable to Sonoco per common share:
Basic	$1.12	$0.83	$(1.51)	$2.17
Diluted	$1.12	$0.82	$(1.51)	$2.17
Cash dividends	$0.45	$0.43	$1.35	$1.29
No adjustments were made to "Net income/(loss) attributable to Sonoco" in the computations of net income/(loss) attributable to Sonoco per common share.
Anti-dilutive Securities
Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes the proceeds from the exercise of all dilutive stock appreciation rights (SARs) are used to repurchase the Company’s common stock. Certain SARs are not dilutive because either the exercise price is greater than the average market price of the stock during the reporting period or assumed repurchases from proceeds from the exercise of the SARs were antidilutive. These SARs may become dilutive in the future if the market price of the Company's common stock appreciates. The average numbers of SARs that were anti-dilutive and, therefore, not included in the computation of diluted earnings per share during the three- and nine-month periods ended October 3, 2021 and September 27, 2020 were as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Anti-dilutive stock appreciation rights	—	752	142	844

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. Such securities have an anti-dilutive impact in those periods in which a loss is reported. Diluted net loss per share of common stock for the nine-month period ended October 3, 2021 is the same as basic net loss per share because otherwise dilutive securities are excluded from the computation of diluted net loss per share. The following table sets forth the potentially dilutive securities excluded from the computation of diluted net loss per share during the nine-month period ended October 3, 2021:

Nine Months Ended
October 3, 2021
Dilutive securities excluded due to reported loss	469
Stock Repurchases
On April 20, 2021, the Company's Board of Directors (the "Board") authorized the repurchase of the Company's common stock in an aggregate amount of up to $350,000. Following the transactions described below, a total of $196,385 remains available to be used for share repurchases under this authorization as of October 3, 2021.
On May 10, 2021, the Company entered into an accelerated share repurchase agreement ("ASR Agreement") with a financial institution to repurchase outstanding shares of the Company's common stock. In exchange for an upfront payment of $150,000, which was funded with available cash on hand, the financial institution delivered 1,751 initial shares to the Company, representing 80% of the expected number of shares to be repurchased during the repurchase period based upon the closing stock price on May 10, 2021 of $68.50 per share. The initial shares received were retired by the Company. The final number of shares repurchased and retired was based on the Company's volume-weighted average share price during the repurchase period, less a discount and subject to certain adjustments (the "Settlement Price").
Pursuant to the ASR Agreement, the financial institution elected to accelerate the settlement of the transaction in two tranches. On July 21, 2021, the financial institution transferred 168 additional shares to the Company based upon an effective Settlement Price of $66.52 and a notional value of $50,000, or one third of the total $150,000 prepayment. On July 26, 2021, the financial institution transferred 337 additional shares to the Company upon full settlement of the remaining $100,000 notional value of the transaction at the final Settlement Price of $66.45.
On May 6, 2021, the Company repurchased approximately 54 shares for $3,615 from a private stockholder based upon the average stock price on that day. The cost of these share repurchases, as well as those related to the accelerated share agreement mentioned above, was allocated to "Capital in excess of stated value" on the Company's Condensed Consolidated Balance Sheet as of October 3, 2021.
The Company frequently repurchases shares of its common stock to satisfy employee tax withholding obligations in association with certain share-based compensation awards. These repurchases, which are not part of a publicly announced plan or program, totaled 100 shares during the nine months ended October 3, 2021, at a cost of $6,039, and 130 shares during the nine months ended September 27, 2020, at a cost of $7,335.
Dividend Declarations
On July 21, 2021, the Board of Directors declared a regular quarterly dividend of $0.45 per share. This dividend was paid on September 10, 2021 to all shareholders of record as of August 10, 2021.
On October 19, 2021, the Board of Directors declared a regular quarterly dividend of $0.45 per share. This dividend is payable on December 10, 2021 to all shareholders of record as of November 10, 2021.

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
Following are the total restructuring and asset impairment charges, net of adjustments, recognized during the periods presented:

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Restructuring and restructuring-related asset impairment charges	$3,204	$24,149	$4,048	$59,633
Other asset impairments	284	—	4,841	—
Restructuring/Asset Impairment Charges	$3,488	$24,149	$8,889	$59,633

The table below sets forth restructuring and restructuring-related asset impairment charges by type incurred:

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Severance and Termination Benefits	$3,726	$4,607	$7,592	$29,866
Asset Impairments/(Gains from Disposal of Assets)	(1,722)	16,605	(8,207)	25,364
Other Costs	1,200	2,937	4,663	4,403
Restructuring and restructuring-related asset impairment charges	$3,204	$24,149	$4,048	$59,633

The table below sets forth restructuring and restructuring-related asset impairment charges/(gains) by reportable segment:

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Consumer Packaging	$2,450	$16,498	$3,708	$20,707
Industrial Paper Packaging	(1,888)	6,990	(4,827)	30,189
All Other	555	762	3,075	6,727
Corporate	2,087	(101)	2,092	2,010
Restructuring and restructuring-related asset impairment charges	$3,204	$24,149	$4,048	$59,633

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth the activity in the restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Accrual Activity
Liability at December 31, 2020	$15,955	$—	$511	$16,466
2021 charges/(gains)	7,592	(8,207)	4,663	4,048
Cash receipts/(payments)	(14,790)	13,442	(5,059)	(6,407)
Asset write downs/disposals	—	(5,235)	356	(4,879)
Foreign currency translation	(294)	—	1	(293)
Liability at October 3, 2021	$8,463	$—	$472	$8,935

"Severance and Termination Benefits" during the first nine months of 2021 includes the cost of severance for approximately 475 employees whose positions were eliminated in conjunction with the Company's ongoing organizational effectiveness efforts.
"Asset Impairment/Disposal of Assets" during the first nine months of 2021 consists primarily of gains from the sale of real estate in the Industrial Paper Packaging segment, and gains from the sale of other assets impaired in the prior year as a result of consolidations in the Company's plastics foods operations, partially offset by restructuring-related asset impairment charges in the Company's temperature-assured packaging business.
“Other Costs” during the first nine months of 2021 consists primarily of costs related to plant closures including equipment removal, utilities, plant security, property taxes and insurance.
The Company expects to pay the majority of the remaining restructuring reserves by the end of 2022 using cash generated from operations. The Company also expects to recognize future additional charges totaling approximately $1,800 in connection with previously announced restructuring actions and believes that the majority of these charges will be incurred and paid by the end of 2021. The Company continually evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions are likely to be undertaken.
Other Asset Impairments
The Company recognized other asset impairment charges totaling $284 and $4,841 in the three and nine months ended October 3, 2021, respectively. The year-to-date charges consist of fixed asset impairments totaling $2,442 in the Company's plastics foods operations, part of the Consumer Packaging segment, and $2,399 in the temperature-assured packaging business, part of the All Other group of businesses. The assets were impaired as the value of their projected undiscounted cash flows was determined to no longer be sufficient to recover their carrying value.
These asset impairment charges are included in “Restructuring/Asset impairment charges” in the Company’s Condensed Consolidated Statements of Income.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 6: Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive loss and the changes in the balances of each component of accumulated other comprehensive loss, net of tax as applicable, for the nine months ended October 3, 2021 and September 27, 2020:

	Foreign Currency Items	Defined Benefit Pension Items	Cash Flow Hedges	Accumulated Other Comprehensive Loss

Balance at December 31, 2020	$(194,024)	$(562,747)	$(71)	$(756,842)
Other comprehensive (loss)/income before reclassifications	(57,261)	11,302	7,804	(38,155)
Amounts reclassified from accumulated other comprehensive loss to net loss	—	418,521	(2,403)	416,118
Amounts reclassified from accumulated other comprehensive loss to fixed assets	—	—	(31)	(31)
Other comprehensive (loss)/income	(57,261)	429,823	5,370	377,932
Balance at October 3, 2021	$(251,285)	$(132,924)	$5,299	$(378,910)

Balance at December 31, 2019	$(241,994)	$(574,413)	$(396)	$(816,803)
Other comprehensive loss before reclassifications	(35,447)	(885)	(3,362)	(39,694)
Amounts reclassified from accumulated other comprehensive loss to net income	—	16,361	2,922	19,283
Other comprehensive (loss)/income	(35,447)	15,476	(440)	(20,411)
Balance at September 27, 2020	$(277,441)	$(558,937)	$(836)	$(837,214)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the effects on net income/(loss) of significant amounts reclassified from each component of accumulated other comprehensive loss for the three- and nine-month periods ended October 3, 2021 and September 27, 2020:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended		Nine Months Ended
Details about Accumulated Other Comprehensive Loss Components	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020	Affected Line Item in the Condensed Consolidated Statements of Income
Gains/(losses) on cash flow hedges
Foreign exchange contracts	$937	$(1,723)	$2,766	$(6,245)	Net sales
Foreign exchange contracts	(711)	867	(2,129)	3,744	Cost of sales
Commodity contracts	2,051	(792)	2,626	(1,346)	Cost of sales
	$2,277	$(1,648)	$3,263	(3,847)	Income/(Loss) before income taxes
	(607)	403	(860)	925	(Benefit from)/Provision for income taxes
	$1,670	$(1,245)	$2,403	(2,922)	Net income/ (loss)
Defined benefit pension items
Effect of curtailment loss(a)	—	—	—	(31)	Non-operating pension costs
Effect of settlement loss(a)	(21)	—	(547,652)	(661)	Non-operating pension costs
Amortization of defined benefit pension items(a)	(1,640)	(7,103)	(14,973)	(21,185)	Non-operating pension costs
	$(1,661)	$(7,103)	$(562,625)	(21,877)	(Loss)/Income before income taxes
	382	1,800	144,104	5,516	Provision for/(Benefit from) income taxes
	$(1,279)	$(5,303)	$(418,521)	(16,361)	Net (loss)/income
Total reclassifications for the period	$391	$(6,548)	$(416,118)	$(19,283)	Net income/(loss)

(a) See Note 11 for additional details.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the before and after tax amounts for the various components of other comprehensive (loss)/income for the three-month periods ended October 3, 2021 and September 27, 2020:

	Three months ended October 3, 2021			Three months ended September 27, 2020
	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Foreign currency items:
Net other comprehensive (loss)/income from foreign currency items	$(37,077)	$—	$(37,077)	$24,674	$—	$24,674
Defined benefit pension items:
Other comprehensive income/(loss) before reclassifications	559	(145)	414	(31)	8	(23)
Amounts reclassified from accumulated other comprehensive loss to net income(a)	1,661	(382)	1,279	7,103	(1,800)	5,303
Net other comprehensive income/(loss) from defined benefit pension items	2,220	(527)	1,693	7,072	(1,792)	5,280
Gains and losses on cash flow hedges:
Other comprehensive income/(loss) before reclassifications	3,525	(940)	2,585	1,376	(336)	1,040
Amounts reclassified from accumulated other comprehensive loss to net income	(2,277)	607	(1,670)	1,648	(403)	1,245
Amounts reclassified from accumulated other comprehensive loss to fixed assets	20	(5)	15	—	—	—
Net other comprehensive income/(loss) from cash flow hedges	1,268	(338)	930	3,024	(739)	2,285
Other comprehensive (loss)/income	$(33,589)	$(865)	$(34,454)	$34,770	$(2,531)	$32,239

(a) See Note 11 for additional details.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the before and after tax amounts for the various components of other comprehensive income/(loss) for the nine-month periods ended October 3, 2021 and September 27, 2020:

	Nine months ended October 3, 2021			Nine months ended September 27, 2020
	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Foreign currency items:
Net other comprehensive loss from foreign currency items(a)	$(57,261)	—	$(57,261)	$(27,866)	(7,581)	$(35,447)
Defined benefit pension items:
Other comprehensive income/(loss) before reclassifications	14,923	(3,621)	11,302	(1,177)	292	(885)
Amounts reclassified from accumulated other comprehensive loss to net (loss)/income(b)	562,625	(144,104)	418,521	21,877	(5,516)	16,361
Net other comprehensive income/(loss) from defined benefit pension items	577,548	(147,725)	429,823	20,700	(5,224)	15,476
Gains and losses on cash flow hedges:
Other comprehensive income/(loss) before reclassifications	10,536	(2,732)	7,804	(4,345)	983	(3,362)
Amounts reclassified from accumulated other comprehensive loss to net (loss)/income	(3,263)	860	(2,403)	3,847	(925)	2,922
Amounts reclassified from accumulated other comprehensive loss to fixed assets	(42)	11	(31)	—	—	—
Net other comprehensive income/(loss) from cash flow hedges	7,231	(1,861)	5,370	(498)	58	(440)
Other comprehensive income/(loss):	$527,518	$(149,586)	$377,932	$(7,664)	$(12,747)	$(20,411)

(a) Other comprehensive loss from foreign currency items for the nine-month period ended September 27, 2020 includes the settlement gain and corresponding tax provision related to the termination of a net investment hedge. See Note 9 for more information.
(b) See Note 11 for additional details.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 7: Goodwill and Other Intangible Assets
Goodwill
During the first quarter of 2021, the Company changed its operating and reporting structure and, as a result, realigned certain of its reportable segments effective January 1, 2021. During the third quarter of 2021, the Company discovered that the effect of this segment realignment was not properly reflected in its goodwill footnote disclosures for the first two quarters of 2021. While the consolidated goodwill presented in the financial statements and the reported changes in activity presented in the notes were correctly stated in the previous filings, the disclosed balances by segment were incorrect. A summary of the changes in goodwill by quarter, as well as the corrected goodwill balances by segment, for the nine months ended October 3, 2021 is as follows:

	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Goodwill at December 31, 2020, as reported	$592,310	$317,958	$478,987	$1,389,255
Adjustment to correct goodwill by segment	(11,066)	51,357	(40,291)	—
Goodwill at December 31, 2020, as corrected	$581,244	$369,315	$438,696	$1,389,255
2021 Acquisitions	—	—	—	—
Dispositions	—	—	(53,039)	(53,039)
Foreign currency translation	(4,536)	(4,286)	(692)	(9,514)
Measurement period adjustments	1,512	—	—	1,512
Goodwill at April 4, 2021, as corrected	$578,220	$365,029	$384,965	$1,328,214
2021 Acquisitions	—	917	—	917
Dispositions	—	—	—	—
Foreign currency translation	2,471	1,328	470	4,269
Measurement period adjustments	—	—	—	—
Goodwill at July 4, 2021, as corrected	$580,691	$367,274	$385,435	$1,333,400
2021 Acquisitions	—	—	—	—
Dispositions	(1,058)	—	—	(1,058)
Foreign currency translation	(4,744)	(2,911)	(964)	(8,619)
Measurement period adjustments	—	—	—	—
Goodwill at October 3, 2021	$574,889	$364,363	$384,471	$1,323,723
Goodwill from 2021 acquisitions relates to the acquisition of TuboTec. Measurement period adjustments relate to final working capital settlements made in the first quarter of 2021 for the prior-year acquisition of Can Packaging. Dispositions of goodwill in 2021 relate to the divestiture of the Company's U. S. display and packaging business in April 2021 and the divestiture of a small plastics foods thermoforming business in September 2021. See Note 3 for additional information.
The Company assesses goodwill for impairment annually during the third quarter, or from time to time when warranted by the facts and circumstances surrounding individual reporting units or the Company as a whole. The Company completed its most recent annual goodwill impairment testing during the third quarter of 2021, and analyzed certain qualitative and quantitative factors in determining whether a goodwill impairment existed. The Company's assessments reflected a number of significant management assumptions and estimates including the Company's forecast of sales, profit margins, and discount rates. Changes in these assumptions could materially impact the Company's conclusions. Based on its assessments, the Company concluded that there was no impairment of goodwill for any of its reporting units.
Although no reporting units failed the annual impairment test, in management’s opinion, the goodwill of the Plastics - Healthcare reporting unit is at risk of impairment in the near term if the reporting unit's operations do not perform in line with management's expectations, or if there is a negative change in the long-term outlook for the business or in other factors such as the discount rate.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Although beginning to benefit from economic recovery, the results of the Plastics – Healthcare reporting unit have been negatively impacted by end-market weakness due to the COVID-19 pandemic. In addition, the unit is facing near-term headwinds from higher raw material and other cost increases. Assuming COVID-19 infection rates continue to decline, management expects market demand will improve over the coming year and that selling price increases and/or cost reductions, including restructuring actions and investments in production efficiency projects, will mitigate the impacts of recent raw material and other cost inflation. However, should it become apparent that the ongoing post-COVID-19 recovery is likely to be significantly weaker, delayed, or prolonged compared to management’s current expectations, significant negative price/cost relationships will persist over the long-term, or profit margins do not improve as expected, goodwill impairment charges may be possible in the future.
In its annual goodwill impairment analysis as of October 3, 2021, projected future cash flows for the Plastics -Healthcare reporting unit were discounted at 8.3%. Total goodwill associated with this reporting unit was $64,425 at October 3, 2021. In the latest annual impairment test, the estimated fair value of the Plastics - Healthcare reporting unit was determined to exceed its carrying value by approximately 13.3%. Based on the discounted cash flow model and holding other valuation assumptions constant, projected operating profits across all future periods would have to be reduced approximately 13.0%, or the discount rate increased to 9.3%, in order for the estimated fair value of the reporting unit to fall below carrying value.
Other Intangible Assets
A summary of other intangible assets as of October 3, 2021 and December 31, 2020 is as follows:

	October 3, 2021	December 31, 2020
Other Intangible Assets, gross:
Patents	$29,314	$29,325
Customer lists	585,108	622,430
Trade names	32,086	32,088
Proprietary technology	22,870	22,813
Other	2,808	2,831
Total Other Intangible Assets, gross	$672,186	$709,487

Accumulated Amortization:
Patents	$(15,843)	$(14,511)
Customer lists	(338,039)	(339,159)
Trade names	(13,658)	(12,156)
Proprietary technology	(21,130)	(19,833)
Other	(1,983)	(1,894)
Total Accumulated Amortization	$(390,653)	$(387,553)
Other Intangible Assets, net	$281,533	$321,934
Other Intangible Assets are amortized on a straight-line basis over their respective useful lives, which generally range from three to forty years. The Company has no intangible assets with indefinite lives.
Aggregate amortization expense was $12,257 and $12,993 for the three months ended October 3, 2021 and September 27, 2020, respectively, and $37,117 and $39,624 for the nine-months ended October 3, 2021 and September 27, 2020, respectively. Amortization expense on other intangible assets is expected to total approximately $49,500 in 2021, $45,600 in 2022, $41,200 in 2023, $34,100 in 2024 and $24,700 in 2025.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 8: Debt
Details of the Company's debt at October 3, 2021 and December 31, 2020 are as follows:

	October 3, 2021	December 31, 2020
Commercial paper	$202,000	$—
1.0% Euro loan due May 2021	—	183,662
9.2% debentures due August 2021	—	4,320
4.375% debentures due November 2021	—	249,741
3.125% debentures due May 2030	595,193	594,687
5.75% debentures due November 2040	536,173	599,279
Other foreign denominated debt	69,625	15,522
Finance lease obligations	51,336	37,943
Other notes	14,179	15,070
Total debt	$1,468,506	$1,700,224
Less current portion and short-term notes	275,799	455,784
Long-term debt	$1,192,707	$1,244,440

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
The Company's 1%, 150,000 euro-denominated debt matured on May 25, 2021, and a U.S. dollar equivalent cash payment of $177,780 was made to settle the debt. On April 7, 2021, the Company entered into two forward contracts to buy a total of 150,000 euros, to manage foreign currency risk related to the Company's funding of the debt repayment upon maturity. The Company recognized a gain of $4,387 upon the May 21, 2021 maturity of these forward contracts. The gain is included in "Selling, general and administrative expenses" on the Company's Condensed Consolidated Statements of Income for the nine months ended October 3, 2021 and the proceeds from the settlement of the contracts and the debt maturity payment are reflected in "Net cash (used)/provided by financing activities" in the Company's Condensed Consolidated Statement of Cash Flows for the nine months ended October 3, 2021.
On June 30, 2021, the Company entered into a new five-year $750,000, unsecured revolving credit facility which replaced an existing credit facility entered into on July 20, 2017, and reflects substantially the same terms and conditions. Consistent with prior facilities, the new revolving credit facility supports the Company's $500,000 commercial paper program. Based on the pricing grid, the Credit Agreement and Sonoco's current credit ratings, a London Interbank Offering Rate (LIBOR) borrowing has an all-in drawn margin of 125.0 basis points. On September 21, 2021, the Company borrowed $50,000 from the revolving credit facility. These borrowings were repaid in full on October 1, 2021, prior to the end of the third quarter.
On August 1, 2021, the Company repaid its $250,000, 4.375% debentures without penalty ahead of their November 2021 maturity. Also on August 1, 2021, the Company repaid its $4,321, 9.2% debentures upon their maturity.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

As of October 3, 2021, the Company has scheduled debt maturities through the next twelve months of $275,799 including $202,000 of outstanding commercial paper. At October 3, 2021, the Company has $160,012 in cash and cash equivalents on hand and $750,000 in committed capacity under its revolving credit facility, of which $548,000 was available for draw down net of outstanding commercial paper balances. The Company believes that these amounts, combined with expected net cash flows from operating activities, provide ample liquidity to cover these debt maturities and other cash flow needs of the Company over the course of the next year.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenants currently require the Company to maintain a minimum level of interest coverage and a minimum level of net worth, as defined in the agreements. As of October 3, 2021, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.

Note 9: Financial Instruments and Derivatives
The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments for which the carrying amount differs from the fair value.

	October 3, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, net of current portion	$1,192,707	$1,428,316	$1,244,440	$1,538,132

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
Cash Flow Hedges
At October 3, 2021 and December 31, 2020, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. These contracts, which have maturities ranging to December 2022, qualify as cash flow hedges under U.S. GAAP. For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item.
Commodity Cash Flow Hedges
Certain derivative contracts entered into to manage the cost of anticipated purchases of natural gas and aluminum have been designated by the Company as hedges. At October 3, 2021, these contracts included natural gas swaps covering approximately 2.9 million MMBTUs. These contracts represent approximately 66% and 21% of anticipated usage in North America for 2021 and 2022, respectively. The Company also has certain natural gas hedges that it does not treat as Cash Flow Hedges. See Other Derivatives below for a discussion of these hedges. The Company has also designated swap contracts covering 904 metric tons of aluminum as hedges. These contracts represent approximately 53% of anticipated aluminum usage for the remainder of 2021. The fair values of the Company’s commodity cash flow hedges netted to a gain position of $7,530 at October 3, 2021 and a loss position of $(647) at December 31, 2020. The amount of the gain included in Accumulated Other Comprehensive Income at October 3, 2021 expected to be reclassified to the income statement during the next twelve months is $4,690.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Foreign Currency Cash Flow Hedges
The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales, purchases, and capital spending expected to occur in 2021 and 2022. The net positions of these contracts at October 3, 2021 were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	purchase	5,000,669
Mexican peso	purchase	84,193
Polish zloty	purchase	21,064
Czech koruna	purchase	13,119
Euro	purchase	12,803
Canadian dollar	purchase	3,368
British pound	purchase	1,697
Turkish lira	purchase	633

The fair value of foreign currency cash flow hedges related to forecasted sales and purchases netted to a gain position of $131 and $555 at October 3, 2021 and December 31, 2020, respectively. Gains of $131 are expected to be reclassified from accumulated other comprehensive loss to the income statement during the next twelve months. In addition, the Company has entered into forward contracts to hedge certain foreign currency cash flow transactions related to construction in progress. As of October 3, 2021 and December 31, 2020, the net position of these contracts was $(525) and $47, respectively. During the nine months ended October 3, 2021, gains from these hedges totaling $42 were reclassified from accumulated other comprehensive loss and included in the carrying value of the capitalized expenditures. Losses of $(522) are expected to be reclassified from accumulated other comprehensive loss and included in the carrying value of the related fixed assets acquired during the next twelve months.
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The net currency positions of these contracts at October 3, 2021, were as follows (in thousands):

Currency	Action	Quantity
Indonesian rupiah	purchase	30,699,411
Colombian peso	purchase	26,283,009
Mexican peso	purchase	336,655
Canadian dollar	purchase	5,258
In addition to the contracts designated as cash flow hedges described above, the Company has entered into other derivative contracts to manage the cost of anticipated purchases of natural gas. At October 3, 2021, these contracts consisted of natural gas swaps covering approximately 1.6 million MMBTUs and represent approximately 21% of anticipated usage in North America for 2022. The Company's designated and non-designated natural gas derivative contracts total approximately 4.5 million MMBTUs and represent approximately 66% and 42% of anticipated natural gas usage in North America for 2021 and 2022, respectively.
The fair value of the Company’s other derivatives position was a gain of $3,117 and $599 at October 3, 2021 and December 31, 2020, respectively.
The following table sets forth the location and fair values of the Company’s derivative instruments at October 3, 2021 and December 31, 2020:

Description	Balance Sheet Location	October 3, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$4,690	$867
Commodity Contracts	Other assets	$2,840	$—
Commodity Contracts	Accrued expenses and other	$—	$(1,512)
Commodity Contracts	Other liabilities	$—	$(2)
Foreign Exchange Contracts	Prepaid expenses	$333	$997
Foreign Exchange Contracts	Accrued expenses and other	$(725)	$(395)
Foreign Exchange Contracts	Other liabilities	$(2)	$—
Derivatives not designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$—	$484
Commodity Contracts	Other assets	$2,861	$—
Foreign Exchange Contracts	Prepaid expenses	$256	$140
Foreign Exchange Contracts	Accrued expenses and other	$—	$(25)
While certain of the Company’s derivative contract arrangements with its counterparties provide for the ability to settle contracts on a net basis, the Company reports its derivative positions on a gross basis. There are no collateral arrangements or requirements in these agreements.
Pursuant to the May 25, 2021 maturity of the Company's 1%, 150,000 euro-denominated debt discussed in Note 8, the Company entered into two forward contracts on April 7, 2021, to buy a total of 150,000 euros, with the risk management objective of managing foreign currency risk related to the Company's funding of the debt repayment upon maturity. The Company recognized a gain of $4,387 upon the May 21, 2021, maturity of these forward contracts. The gain is included in "Selling, general and administrative expenses" on the Company's Condensed Consolidated Statements of Income for the nine months ended October 3, 2021.
Pursuant to the bond tender discussed in Note 8, the Company entered into a reverse treasury lock agreement on April 28, 2021 with the intent to fix the cash cost to fund approximately $100,000 of the maximum $300,000 principal amount subject to being tendered. The settlement of the reverse treasury lock on May 13, 2021 resulted in a loss of $1,356. The loss is included in "Loss from the early extinguishment of debt" on the Company's Condensed Consolidated Statements of Income for the nine months ended October 3, 2021.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following tables set forth the effect of the Company’s derivative instruments on financial performance for the three months ended October 3, 2021 and September 27, 2020, excluding the gains on foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to the carrying value of the capitalized expenditures:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income
Derivatives in Cash Flow Hedging Relationships:
Three months ended October 3, 2021
Foreign Exchange Contracts	$(407)	Net sales	$937
		Cost of sales	$(711)
Commodity Contracts	$4,200	Cost of sales	$2,051
Three months ended September 27, 2020
Foreign Exchange Contracts	$90	Net sales	$(1,723)
		Cost of sales	$867
Commodity Contracts	$1,286	Cost of sales	$(792)

Description	Gain or (Loss) Recognized	Location of Gain or (Loss) Recognized in Income Statement
Derivatives not Designated as Hedging Instruments:
Three months ended October 3, 2021
Commodity Contracts	$2,861	Cost of sales
Foreign Exchange Contracts	$(675)	Selling, general and administrative
Three months ended September 27, 2020
Commodity Contracts	$(436)	Cost of sales
Foreign Exchange Contracts	$486	Selling, general and administrative

	Three months ended October 3, 2021		Three months ended September 27, 2020
Description	Revenue	Cost of sales	Revenue	Cost of sales
Total amount of income and expense line items presented in the Condensed Consolidated Statements of Income	$937	$1,340	$(1,723)	$75

The effects of cash flow hedging:

Gain or (loss) on cash flow hedging relationships:
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into net income	$937	$(711)	$(1,723)	$867

Commodity contracts:
Amount of gain reclassified from accumulated other comprehensive loss into net income	$—	$2,051	$—	$(792)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following tables set forth the effect of the Company’s derivative instruments on financial performance for the nine months ended October 3, 2021 and September 27, 2020, excluding the gains on foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to the carrying value of the capitalized expenditures:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income
Derivatives in Cash Flow Hedging Relationships:
Nine months ended October 3, 2021
Foreign Exchange Contracts	$156	Net sales	$2,766
		Cost of sales	$(2,129)
Commodity Contracts	$10,801	Cost of sales	$2,626
Nine months ended September 27, 2020
Foreign Exchange Contracts	$(4,985)	Net sales	$(6,245)
		Cost of sales	$3,744
Commodity Contracts	$640	Cost of sales	$(1,346)

Description	Gain or (Loss) Recognized	Location of Gain or (Loss) Recognized in Income Statement
Derivatives not Designated as Hedging Instruments:
Nine months ended October 3, 2021
Commodity Contracts	$3,295	Cost of sales
Foreign Exchange Contracts	$(906)	Selling, general and administrative
Nine months ended September 27, 2020
Commodity Contracts	$(252)	Cost of sales
Foreign Exchange Contracts	$(3,565)	Selling, general and administrative

	Nine months ended October 3, 2021		Nine months ended September 27, 2020
Description	Revenue	Cost of sales	Revenue	Cost of sales
Total amount of income and expense line items presented in the Condensed Consolidated Statements of Income	$2,766	$497	$—	$2,398

The effects of cash flow hedging:

Gain or (loss) on cash flow hedging relationships:
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into net (loss)/income	$2,766	$(2,129)	$(6,245)	$3,744

Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into net (loss)/income	$—	$2,626	$—	$(1,346)

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
Assets that are calculated at Net Asset Value per share (NAV) are not required to be categorized within the fair value hierarchy.
The following table sets forth information regarding the Company’s financial assets and financial liabilities, excluding retirement and postretirement plan assets, measured at fair value on a recurring basis:

Description	October 3, 2021	Assets measured at NAV	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$7,530	$—	$—	$7,530	$—
Foreign exchange contracts	$(394)	$—	$—	$(394)	$—
Non-hedge derivatives, net:
Commodity contracts	$2,861	$—	$—	$2,861	$—
Foreign exchange contracts	$256	$—	$—	$256	$—

Description	December 31, 2020	Assets measured at NAV	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(647)	$—	$—	$(647)	$—
Foreign exchange contracts	$602	$—	$—	$602	$—
Non-hedge derivatives, net:
Commodity contracts	$484	$—	$—	$484	$—
Foreign exchange contracts	$115	$—	$—	$115	$—

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
The Company does not currently have any non-financial assets or liabilities that are recognized or disclosed at fair value on a recurring basis. None of the Company’s financial assets or liabilities are measured at fair value using significant unobservable inputs. There were no transfers in or out of Level 1 or Level 2 fair value measurements during the three- and nine-month periods ended October 3, 2021.

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
The Company froze participation in its U.S. qualified defined benefit pension plan for newly hired salaried and non-union hourly employees effective December 31, 2003. To replace this benefit, non-union U.S. employees hired on or after January 1, 2004, are provided an annual contribution, called the Sonoco Retirement Contribution (SRC), to their participant accounts in the Sonoco Retirement and Savings Plan. The SRC is equal to 4% of the participant's eligible pay plus 4% of eligible pay in excess of the social security wage base. On February 4, 2009, the U.S. qualified defined benefit pension plan was further amended to freeze plan benefits for all active, non-union participants effective December 31, 2018. Remaining active participants in the U.S. qualified plan became eligible for SRC contributions effective January 1, 2019. In October 2021, the Company's Board of Directors approved a resolution authorizing amendments to the Sonoco Retirement and Savings Plan to eliminate the SRC contribution and increase the Company's match on elective contributions to the Plan from 50% of the first 4% of compensation contributed by participants to 100% of the first 6%. These amendments will be effective January 1, 2022.
The components of net periodic benefit cost include the following:

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Retirement Plans
Service cost	$968	$881	$2,949	$2,966
Interest cost	2,287	12,785	22,051	38,015
Expected return on plan assets	(3,361)	(12,427)	(21,672)	(37,234)
Amortization of prior service cost	226	245	687	742
Amortization of net actuarial loss	1,600	7,136	14,849	21,270
Effect of curtailment loss	—	—	—	31
Effect of settlement loss	21	—	547,652	661
Net periodic benefit cost	$1,741	$8,620	$566,516	$26,451

Retiree Health and Life Insurance Plans
Service cost	$93	$89	$282	$265
Interest cost	49	84	149	249
Expected return on plan assets	(111)	(92)	(335)	(275)
Amortization of prior service credit	—	(70)	—	(207)
Amortization of net actuarial gain	(186)	(208)	(563)	(620)
Net periodic benefit income	$(155)	$(197)	$(467)	$(588)

The Company made aggregate contributions of $142,615 and $12,292 to its defined benefit retirement and retiree health and life insurance plans during the nine months ended October 3, 2021 and September 27, 2020, respectively. The Company expects to make additional aggregate contributions of approximately $6,500 to its defined benefit retirement and retiree health and life insurance plans over the remainder of 2021.
Plan Termination and Settlement
As disclosed in previous filings, the Company terminated the Sonoco Pension Plan for Inactive Participants (the "Inactive Plan"), a tax-qualified defined benefit plan, effective September 30, 2019. The Company settled the liabilities of the Inactive Plan in the second quarter of 2021 through a combination of lump-sum payments and the purchase of group

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

annuity contracts. In order for the Inactive Plan to be fully funded upon final settlement, the Company contributed $133,000 to the Inactive Plan during the second quarter of 2021. Non-cash, pre-tax settlement charges totaling $547,291 were recognized in the second quarter of 2021 as the lump sum payouts and annuity purchases were made.
Settlements and Curtailments
The Company recognized additional settlement charges of $361 and $661 during the nine months ended October 3, 2021 and September 27, 2020, respectively. These charges resulted from payments made to certain participants in the Company's non-union Canadian pension plan who elected a lump sum distribution option upon retirement. Additional settlement charges related to the Canadian pension plans may be recognized over the remainder of 2021 as a result of ongoing lump-sum distributions and restructuring actions. In addition, curtailment charges totaling $31 related to the closure of a paper mill in Canada were recognized during the nine months ended September 27, 2020.
Sonoco Retirement Contribution (SRC)
SRC contributions, which are funded annually in the first quarter, totaled $22,665 during the nine months ended October 3, 2021, and $22,503 during the nine months ended September 27, 2020. No additional SRC contributions are expected during the remainder of 2021. The Company recognized expense related to the SRC of $5,456 and $5,589 for the three months ended October 3, 2021 and September 27, 2020, respectively, and $17,290 and $17,283 for the nine months ended October 3, 2021 and September 27, 2020, respectively.

Note 12: Income Taxes
The Company’s effective tax rates for the three- and nine-month periods ended October 3, 2021 were 2.3% and 37.0%, respectively, and its effective tax rates for the three- and nine-month periods ended September 27, 2020 were (0.8)% and 18.6%, respectively. The Company's effective tax rates vary from the U.S. statutory rate due primarily to a $30,000 net recognized benefit associated with the amendment of the Company's 2017 U.S. income tax return to report increased utilization of its foreign tax credits in the third quarter of 2021 and a $20,355 write-down of a deferred tax liability related to classifying the Company's European contract packaging business as "held for sale" in the third quarter of 2020. To a lesser extent the Company's effective tax rates vary from the U.S. statutory rate due to state taxes, taxes on operations in international jurisdictions with effective tax rates different than the U.S. statutory rate, the release or build of reserves for uncertain tax positions and various other tax adjustments.
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
The Company’s reserve for uncertain tax benefits has increased by approximately $7,300 since December 31, 2020 due primarily to the recording of a reserve related to the benefit associated with the amendment of the Company's 2017 tax return to report increased utilization of its foreign tax credits, partially offset by the release of reserves related to the expiration of the statute of limitations for tax years 2012 and 2013 which were previously extended. The Company believes that it is reasonably possible that the amount reserved for unrecognized tax benefits at October 3, 2021 could decrease by approximately $600 over the next twelve months. Although the Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental, management believes that any reasonably foreseeable outcomes related to these matters have been adequately provided for. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which earnings or deductions are realized may differ from current estimates. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly basis. The Company has operations and pays taxes in many countries outside of the U.S. and taxes on those earnings are subject to varying rates. The Company is not dependent upon the favorable benefit of any one jurisdiction to an extent that the loss of such benefit would have a material effect on the Company’s overall effective tax rate.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 13: Leases
The Company routinely enters into leasing arrangements for real estate (including manufacturing facilities, office space, and warehouses), transportation equipment (automobiles, forklifts, and trailers), and office equipment (copiers and postage machines). The assessment of the certainty associated with the exercise of various lease renewal, termination, and purchase options included in the Company's lease contracts is at the Company's sole discretion. Most real estate leases, in particular, include one or more options to renew, with renewal terms that can extend the lease term from one to 50 years. The Company's leases do not have any significant residual value guarantees or restrictive covenants.
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
The following table sets forth the balance sheet location and values of the Company’s lease assets and lease liabilities at October 3, 2021 and December 31, 2020:

Classification	Balance Sheet Location	October 3, 2021	December 31, 2020
Lease Assets
Operating lease assets	Right of Use Asset - Operating Leases	$269,855	$296,020
Finance lease assets	Other Assets	47,154	36,267
Total lease assets		$317,009	$332,287

Lease Liabilities
Current operating lease liabilities	Accrued expenses and other	$44,588	$52,138
Current finance lease liabilities	Notes payable and current portion of debt	6,236	4,663
Total current lease liabilities		$50,824	$56,801

Noncurrent operating lease liabilities	Noncurrent Operating Lease Liabilities	$236,590	$262,048
Noncurrent finance lease liabilities	Long-term Debt, Net of Current Portion	45,101	33,280
Total noncurrent lease liabilities		$281,691	$295,328

Total lease liabilities		$332,515	$352,129

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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth the components of the Company's total lease cost for the three- and nine- month periods ended October 3, 2021 and September 27, 2020:

		Three Months Ended		Nine Months Ended
Lease Cost		October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Operating lease cost	(a)	$11,623	$18,192	$36,720	$46,903
Finance lease cost:
Amortization of lease asset	(a)	1,476	1,061	4,133	5,999
Interest on lease liabilities	(b)	367	258	997	721
Variable lease cost	(a) (c)	6,796	7,455	19,569	29,316

Total lease cost		$20,262	$26,966	$61,419	$82,939

(a) Production-related and administrative amounts are included in cost of sales and selling, general and administrative expenses, respectively.

(b) Included in interest expense.

(c) Also includes short term lease costs, which are deemed immaterial.

The following table sets forth certain lease-related information for the nine months ended October 3, 2021 and September 27, 2020:

	Nine Months Ended
	October 3, 2021	September 27, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$38,757	$43,858
Operating cash flows used by finance leases	$997	$721
Financing cash flows used by finance leases	$3,375	$6,440
Noncash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$12,230	$84,578
Leased assets obtained in exchange for new finance lease liabilities	$7,071	$19,122
Modification to leased assets for increase/(decrease) in operating lease liabilities	$12,059	$(3,977)
Modification to leased assets for increase in finance lease liabilities	$9,586	$19,194
Termination reclasses to decrease operating lease assets	$(4,971)	$(4,232)
Termination reclasses to decrease operating lease liabilities	$(5,278)	$(4,611)
Termination reclasses to decrease finance lease assets	$(33)	$(19,994)
Termination reclasses to decrease finance lease liabilities	$(40)	$(20,121)

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

	October 3, 2021	December 31, 2020
Contract Assets	$49,377	$48,390
Contract Liabilities	$(19,148)	$(16,687)

Significant changes in the contract assets and liabilities balances during the nine months ended October 3, 2021 and the year ended December 31, 2020 were as follows:

	October 3, 2021		December 31, 2020
	Contract Asset	Contract Liability	Contract Asset	Contract Liability
Beginning Balance	$48,390	$(16,687)	$56,364	$(17,047)
Revenue deferred or rebates accrued	—	(28,142)	—	(32,512)
Recognized as revenue		5,110		9,189
Rebates paid to customers	—	20,571	—	23,683
Increases due to rights to consideration for customer specific goods produced, but not billed during the period	49,377	—	48,390	—
Transferred to receivables from contract assets recognized at the beginning of the period	(48,390)	—	(56,364)	—
Ending Balance	$49,377	$(19,148)	$48,390	$(16,687)

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
The following tables set forth information about revenue disaggregated by primary geographic regions for the three-month periods ended October 3, 2021 and September 27, 2020. The tables also include a reconciliation of disaggregated revenue with reportable segments.

Three months ended October 3, 2021	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary Geographical Markets:
United States	$408,295	$370,659	$145,029	$923,983
Europe	109,566	99,573	24,033	233,172
Canada	31,612	24,187	—	55,799
Asia	20,728	81,097	393	102,218
Other	28,768	59,714	11,539	100,021
Total	$598,969	$635,230	$180,994	$1,415,193

Three months ended September 27, 2020	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary Geographical Markets:
United States	$387,658	$293,968	$166,878	$848,504
Europe	96,698	78,780	100,418	275,896
Canada	22,131	17,749	—	39,880
Asia	19,710	61,463	147	81,320
Other	20,011	38,409	8,294	66,714
Total	$546,208	$490,369	$275,737	$1,312,314

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following tables set forth information about revenue disaggregated by primary geographic regions for the nine-month periods ended October 3, 2021 and September 27, 2020. The tables also include a reconciliation of disaggregated revenue with reportable segments.

Nine months ended October 3, 2021	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary Geographical Markets:
United States	$1,219,666	$1,042,249	$461,996	$2,723,911
Europe	334,995	300,495	67,371	702,861
Canada	87,948	69,218	—	157,166
Asia	60,256	232,657	914	293,827
Other	76,660	164,540	32,286	273,486
Total	$1,779,525	$1,809,159	$562,567	$4,151,251

Nine months ended September 27, 2020	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary Geographical Markets:
United States	$1,194,067	$863,514	$470,583	$2,528,164
Europe	276,848	237,599	261,458	775,905
Canada	74,708	64,322	—	139,030
Asia	53,993	170,046	535	224,574
Other	60,327	112,405	20,690	193,422
Total	$1,659,943	$1,447,886	$753,266	$3,861,095

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
Businesses grouped as All Other include healthcare, protective and retail security packaging and industrial plastic products. These businesses include the following products and services: thermoformed rigid plastic trays and devices; custom-engineered molded foam protective packaging and components; temperature-assured packaging; injection molded and extruded containers, spools and parts; retail security packaging, including printed backer cards, thermoformed blisters and heat sealing equipment; and paper amenities. Prior to the divestiture of the Company's global display and packaging business in two separate transactions, the European contract packaging business on November 30, 2020 and the U.S. display and packaging business on April 4, 2021, these businesses, which included point-of-purchase displays, fulfillment operations, and contract packaging, were reported in All Other.

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

SEGMENT FINANCIAL INFORMATION

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Net sales:
Consumer Packaging	$598,969	$546,208	$1,779,525	$1,659,943
Industrial Paper Packaging	635,230	490,369	1,809,159	1,447,886
All Other	180,994	275,737	562,567	753,266
Consolidated	$1,415,193	$1,312,314	$4,151,251	$3,861,095
Intersegment sales:
Consumer Packaging	$1,608	$919	$4,460	$3,179
Industrial Paper Packaging	27,975	24,528	82,571	73,538
All Other	2,318	1,814	7,483	5,970
Consolidated	$31,901	$27,261	$94,514	$82,687
Operating profit:
Segment operating profit:
Consumer Packaging	$60,918	$64,370	$196,341	$212,575
Industrial Paper Packaging	53,343	41,035	161,414	133,871
All Other	8,169	25,136	32,952	54,563
Restructuring/Asset impairment charges	(3,488)	(24,149)	(8,889)	(59,633)
Other non-base income/(charges), net	7,570	352	294	(802)
Consolidated	$126,512	$106,744	$382,112	$340,574

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
Spartanburg
In connection with its acquisition of Tegrant in November 2011, the Company identified potential environmental contamination at a site in Spartanburg, South Carolina. The total remediation cost of the Spartanburg site was estimated to be $17,400 at the time of acquisition and an accrual in this amount was recorded on Tegrant’s opening balance sheet. Based on favorable developments at the site, the Company reduced its environmental reserve by $10,000 in the third quarter of 2019 in order to reflect its revised best estimate of what it is likely to pay in order to complete the remediation. Since the acquisition, the Company has spent a total of $1,786 on remediation of the Spartanburg site. At October 3, 2021 and December 31, 2020, the Company's accrual for environmental contingencies related to the Spartanburg site totaled $5,614 and $5,700, respectively.

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
Other environmental matters
The Company has been named as a potentially responsible party at several other environmentally contaminated sites. All of the sites are also the responsibility of other parties. The potential remediation liabilities are shared with such other parties, and, in most cases, the Company’s share, if any, cannot be reasonably estimated at the current time. However, the Company does not believe that the resolution of these matters has a reasonable possibility of having a material adverse effect on the Company's financial statements. At October 3, 2021 and December 31, 2020, the Company's accrual for these other sites totaled $1,829 and $2,433, respectively.
Summary
As of October 3, 2021 and December 31, 2020, the Company (and its subsidiaries) had accrued $7,443 and $8,133, respectively, related to environmental contingencies. These accruals are included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Sonoco Products Company,

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company and its subsidiaries (the “Company”) as of October 3, 2021, and the related condensed consolidated statements of income, comprehensive income, and changes in total equity for the three-month and nine-month periods ended October 3, 2021 and September 27, 2020, and the condensed consolidated statements of cash flows for the nine-month periods ended October 3, 2021 and September 27, 2020, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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
November 2, 2021

SONOCO PRODUCTS COMPANY

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements included in this Quarterly Report on Form 10-Q that are not historical in nature, are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. In addition, the Company and its representatives may from time to time make other oral or written statements that are also “forward-looking statements.” Words such as “estimate,” “project,” “intend,” “expect,” “believe,” “consider,” “plan,” “strategy,” “opportunity,” “commitment,” "committed," “target,” “anticipate,” “objective,” “goal,” “guidance,” “outlook,” “forecast,” “future,” “re-envision,” “assume,” “will,” “would,” “can," “could,” “may,” “might,” “aspires,” “potential,” or the negative thereof, and similar expressions identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding:
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
•commitments to reduce greenhouse gas emissions;
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
•changes in U.S. and foreign tariffs, tax rates, ~~and~~ tax laws, regulations and interpretations thereof;
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
•ability to meet commitments to reduce greenhouse gas emissions;
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
As previously disclosed, Sonoco changed its operating and reporting structure in January 2021 and, as a result, realigned certain of its reportable segments effective January 1, 2021. The revised structure consists of two reportable segments, Consumer Packaging and Industrial Paper Packaging, with all remaining businesses reported as "All Other." The Company's former Protective Solutions and Display and Packaging segments have been eliminated and the underlying businesses and their results have been grouped into All Other or, in certain cases, subsumed into the remaining two segments. Changes to the Consumer Packaging segment include moving the Plastics - Healthcare packaging and industrial plastics business units to All Other. The Industrial Paper Packaging segment, previously called Paper and Industrial Converted Products, remains unchanged except that it now includes the Company's fiber protective packaging business unit which was previously included in the Protective Solutions segment. All Other includes our healthcare and protective packaging businesses, including Plastics - Healthcare, Sonoco ThermoSafe, consumer and automotive molded foam, retail security packaging, and paper amenities. Prior to the divestiture of the Company's global display and packaging operations in two separate transactions, the European contract packaging business on November 30, 2020 and the U.S. display and packaging business on April 4, 2021, these businesses were also included in All Other.
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
COVID-19
Impact on Operating Results
Around the world, Sonoco is an essential provider of consumer, industrial and medical packaging. Sonoco associates are deemed “Essential Critical Infrastructure Workers” under the guidance of the U.S. Department of Homeland Security and have received similar designations by the vast majority of other governmental agencies in the 34 countries where the Company operates. Many areas around the world have largely reopened their economies and the Company has seen improved demand for many of its products and services. However, a resurgence of the virus could trigger the re-imposition of restrictions on business activity and/or have a negative effect on consumer behavior that alone, or together, could significantly hamper economic activity. Should this occur, management expects it will respond with appropriate changes to active production capacity and cost-management initiatives. An extended period of disruption to our served markets or global supply chains could materially and adversely affect our results of operations, access to sources of liquidity and overall financial condition. In addition, an extended global recession caused by a resurgence of the pandemic would have an adverse impact on the Company's operations and financial condition.
As previously reported, beginning in the first quarter of 2020 and through the course of the COVID-19 pandemic to date, the pandemic's impact on the Company's businesses has been mixed. Generally speaking, our consumer-related businesses benefited from higher demand for food packaging as large numbers of consumers chose to eat at home, while our industrial related businesses suffered from the pandemic-induced recession and a slow and halting recovery in many of its markets.
Overall sales run rates are expected to be flat or somewhat higher in the fourth quarter of 2021 compared to the third quarter of 2021. While operating profits are expected to continue to face challenges from raw material and non-material inflation and supply chain disruptions, overall the Company expects to benefit from improved price/cost in the fourth quarter. Although demand in the Consumer Packaging segment has declined from levels seen earlier in the pandemic, the Company expects the segment to continue benefiting in the fourth quarter of 2021 from elevated at-home eating trends driven by robust snacking, remote working, and consumers, particularly younger consumers, adopting new cooking habits. Demand for our global Industrial Paper Packaging products has recovered to pre-pandemic levels in most of our global markets and we have opportunities for new product growth, such as our fiber protective post business which is expanding into Poland, Turkey and Mexico. While several of our All Other businesses have been negatively impacted by supply chain interruptions, the Company expects these conditions to improve in the fourth quarter.

SONOCO PRODUCTS COMPANY

Financial Flexibility and Liquidity
Sonoco has a strong, investment-grade balance sheet and substantial liquidity available in the form of cash, cash equivalents and revolving credit facilities, as well as the ability to issue commercial paper and to access liquidity in the banking and debt capital markets.

Significant actions in the first nine months of 2021 affecting the Company's liquidity position included:
•On April 5, 2021, the Company received cash proceeds totaling $79.7 million from the sale of its U.S. display and packaging business.
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
•On August 1, 2021, the Company repaid its $250 million, 4.375% debentures without penalty ahead of their November 2021 maturity.
Following these actions, at October 3, 2021, the Company had $160 million in cash on hand and committed capacity of $750 million under its revolving credit facility, of which $548 million was available for draw down net of $202 million of outstanding commercial paper balances. Scheduled debt maturities over the next twelve months total approximately $276 million, including outstanding commercial paper. The Company believes cash on hand and available credit, combined with expected net cash flows generated from operating and investing activities, will provide ample liquidity to cover these and other cash flow needs of the Company over the course of the next twelve months.

Health, Safety and Business Continuity
The health and safety of Sonoco’s associates, contractors, suppliers and the general public continue to be a top priority. Safety measures include mask requirements for non-vaccinated employees and all visitors, routinely cleaning high-touch surfaces, following social distancing protocols, prohibiting all non-critical business travel, and utilizing remote working arrangements where practical. In addition, Sonoco has proactively engaged local government health agencies and medical providers to provide access to COVID-19 vaccine opportunities when available under local regulations. Sonoco routinely provides emails and leadership communications to keep its associates up to date on Company and health authority information, guidelines, protocols and policies, including those set by the World Health Organization and the U.S. Centers for Disease Control and Prevention.

Our Global Task Force that was activated at the beginning of the pandemic continues to meet to monitor and adjust business continuity plans to ensure our operations are as prepared as possible to be able to continue producing and shipping products to our customers without disruption. Sonoco has a diverse global supply chain and to date has been able to overcome raw material or other supply disruptions as a result of the COVID-19 pandemic.
Third Quarter 2021 Compared with Third Quarter 2020
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

SONOCO PRODUCTS COMPANY
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

	For the three months ended October 3, 2021
Dollars in thousands, except per share data	GAAP	Restructuring/Asset Impairments(1)	Other Adjustments(1)	Base
Operating profit	$126,512	$3,488	$(7,570)	$122,430
Non-operating pension costs	525	—	(525)	—
Interest expense, net	14,219	—	—	14,219
Income before income taxes	$111,768	$3,488	$(7,045)	$108,211
Provision for income taxes	2,564	312	16,683	19,559
Income before equity in earnings of affiliates	$109,204	$3,176	$(23,728)	$88,652
Equity in earnings of affiliates, net of tax	2,351	—	—	2,351
Net income	$111,555	$3,176	$(23,728)	$91,003
Net loss attributable to noncontrolling interests	(415)	—	—	(415)
Net income attributable to Sonoco	$111,140	$3,176	$(23,728)	$90,588
Per diluted common share*	$1.12	$0.03	$(0.24)	$0.91
*Due to rounding individual items may not sum across
(1) See table in "Results of Operations - Overview" below for details related to the after-tax impact of major components

	For the three months ended September 27, 2020
Dollars in thousands, except per share data	GAAP	Restructuring/Asset Impairments(1)	Other Adjustments(1)	Base
Operating profit	$106,744	$24,149	$(352)	$130,541
Non-operating pension costs	7,453	—	(7,453)	—
Interest expense, net	18,581	—	—	18,581
Income before income taxes	$80,710	$24,149	$7,101	$111,960
Provision for income taxes	(649)	5,668	21,990	27,009
Income before equity in earnings of affiliates	$81,359	$18,481	$(14,889)	$84,951
Equity in earnings of affiliates, net of tax	1,939	—	—	1,939
Net income	$83,298	$18,481	$(14,889)	$86,890
Net loss attributable to noncontrolling interests	151	(9)	—	142
Net income attributable to Sonoco	$83,449	$18,472	$(14,889)	$87,032
Per diluted common share*	$0.82	$0.18	$(0.15)	$0.86
*Due to rounding individual items may not sum across
(1) See table in "Results of Operations - Overview" below for details related to the after-tax impact of major components

SONOCO PRODUCTS COMPANY
RESULTS OF OPERATIONS
The following discussion provides a review of results for the three months ended October 3, 2021 versus the three months ended September 27, 2020.
OVERVIEW
Net sales for the third quarter of 2021 increased 7.8 percent to $1,415 million, compared with $1,312 million in the same period last year. This improvement reflects increases from volume/mix as well as higher selling prices, mostly implemented to offset inflation, a favorable year-over-year impact from foreign exchange, and additional sales from the August 2020 acquisition of Can Packaging. These positive factors were partially offset by the April 4, 2021 and November 30, 2020 divestitures of the Company's U.S. display and packaging and European contract packaging businesses, respectively.

Net income attributable to Sonoco for the third quarter of 2021 increased to $111.1 million, or $1.12 per diluted share, compared to $83.4 million, or $0.82 per diluted share, for the same period of 2020. Net income in the current quarter includes net after-tax, non-base income totaling $20.6 million, while results for the third quarter of 2020 included net after-tax, non-base charges totaling $3.6 million. These non-base items consisted of the following:

	Three Months Ended
($ in millions)	October 3, 2021	September 27, 2020
Net recognized benefit on 2017 amended U.S. income tax return	$(30.0)	$—
Tax impact of sale of European contract packaging business	—	(20.4)
Other non-base tax charges	12.1	—
Non-operating pension costs	0.3	6.4
Gain on sale of previously closed facilities	(2.2)	—
All other net restructuring and asset impairment charges	5.4	18.5
All other net gains, including acquisition and divestiture-related costs	(6.2)	(0.9)

Total non-base (income)/charges, after tax	$(20.6)	$3.6

Adjusted for these items, Base net income attributable to Sonoco (Base earnings) for the third quarter of 2021 increased 4.1 percent to $90.6 million, or $0.91 per diluted share, from $87.0 million, or $0.86 per diluted share, in 2020. This overall increase reflects a decrease in Base operating profit which was more than offset by a decrease in Base net interest expense, and a lower Base effective tax rate. Despite the 7.8 percent increase in net sales, third-quarter Base operating profit was down 6.2 percent from last year's third quarter as a result of a negative price/cost relationship and the divestitures of the Company's U.S. display and packaging and European contract packaging businesses, net of earnings added from the acquisition of Can Packaging in August 2020. These net negative impacts were somewhat offset by solid productivity gains and volume/mix improvements. The Base effective tax rate for the current year’s quarter was lower than the prior year's due primarily to the release of reserves for uncertain tax positions upon the expiration of the statute of limitations and an increased benefit from tax credits.

OPERATING REVENUE
Net sales for the third quarter of 2021 increased $103 million, or 7.8 percent, from the prior-year quarter.
The components of the sales change were:

($ in millions)
Volume/mix	$43
Selling prices	$161
Acquisitions and divestitures, net	$(111)
Foreign currency translation and other, net	$9

Total sales increase	$103

SONOCO PRODUCTS COMPANY
COSTS AND EXPENSES
Cost of goods sold increased $102.2 million, or 9.7 percent, in the third quarter of 2021 compared with the same period last year. The increase was driven primarily by material inflation and higher volumes which were partially offset by divestitures, net of acquisitions. Gross profit was $257.7 million for the three months ended October 3, 2021, which was $0.7 million higher than the prior-year period. However, gross profit as a percent of sales decreased to 18.2 percent from 19.6 percent in the prior-year quarter as sales price increases were not able to fully recover higher material and other operating costs.
GAAP selling, general and administrative expenses ("SG&A") for the quarter increased $4.5 million, or 3.5 percent, year over year, mitigated by a combination of mark-to-market gains on certain derivatives entered into to manage natural gas costs and life insurance gains. Absent these gains, the increase in SG&A would have been approximately $10 million. This increase was largely driven by a higher, more-normal, level of management incentive expense compared to the prior year's quarter as well as increased spending on strategic information technology activities and general inflation.
In the third quarter of 2021, the Company finalized the working capital settlement related to the April 2021 sale of its U.S. display and packaging business. As a result of this settlement, together with the sale of a small plastics foods thermoforming operation, the Company recognized a total gain on divestiture of businesses in the third quarter of 2021 of $2.8 million. Additional information regarding divestitures is provided in Note 3 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Restructuring/Asset impairment charges totaled $3.5 million for the third quarter of 2021 compared with $24.1 million in the same period last year. The year-over-year decrease was the result of lower restructuring activity in the current year as well as gains of $2.8 million related to the third quarter 2021 sale of buildings at previously closed facilities. Additional information regarding restructuring and asset impairment charges is provided in Note 5 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Non-operating pension costs were $6.9 million lower in the third quarter of 2021 compared to the same period last year due to the absence of related costs following the settlement of the liabilities of the Sonoco Pension Plan for Inactive Participants (the "Inactive Plan") in the second quarter of 2021. Additional information regarding non-operating pension costs is provided in Note 11 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
GAAP net interest expense for the third quarter of 2021 decreased to $14.2 million, compared with $18.6 million during the third quarter of 2020, due primarily to lower average debt balances quarter over quarter.
The 2021 third-quarter effective tax rates on GAAP and Base earnings were 2.3 percent and 18.1 percent, respectively, compared with negative 0.8 percent and 24.1 percent, respectively, in the prior year’s quarter. The 2021 GAAP rate was unusually low largely due to a $30.0 million net recognized benefit associated with the amendment of the Company’s 2017 U.S. income tax return which resulted in an increased utilization of its foreign tax credits. In the same period of 2020, the negative effective tax rate on GAAP earnings was due to a $20.4 million write-down of a deferred tax liability related to the sale of the Company’s European contract packaging business. The Base tax rate for the current year’s quarter was lower due primarily to the release of reserves for uncertain tax positions upon the expiration of the statute of limitations and an increased benefit from tax credits.

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

SONOCO PRODUCTS COMPANY
The following table recaps net sales attributable to each of the Company’s segments for the third quarters of 2021 and 2020 ($ in thousands):

	Three Months Ended
	October 3, 2021	September 27, 2020	% Change
Net sales:
Consumer Packaging	$598,969	$546,208	9.7%
Industrial Paper Packaging	635,230	490,369	29.5%
All Other	180,994	275,737	(34.4)%
Consolidated	$1,415,193	$1,312,314	7.8%

The following table recaps operating profit attributable to each of the Company’s segments during the third quarters of 2021 and 2020 ($ in thousands):

	Three Months Ended
	October 3, 2021	September 27, 2020	% Change
Operating profit:
Segment operating profit:
Consumer Packaging	$60,918	$64,370	(5.4)%
Industrial Paper Packaging	53,343	41,035	30.0%
All Other	8,169	25,136	(67.5)%
Restructuring/Asset impairment charges	(3,488)	(24,149)
Other non-base income, net	7,570	352
Consolidated	$126,512	$106,744	18.5%

Segment results viewed by Company management to evaluate segment performance do not include restructuring charges or income, asset impairment charges, acquisition and divestiture-related costs, environmental reserve charges or releases, or certain other items, if any, the exclusion of which the Company believes improves the comparability and analysis of the ongoing operating performance of the business. Accordingly, the term “segment operating profit” is a non-GAAP measure and is defined as the segment’s portion of “operating profit” excluding those items. All other general corporate expenses have been allocated as operating costs to each of the Company’s reportable segments.

The following table recaps restructuring/asset impairment (income)/charges attributable to each of the Company’s segments during the third quarter of 2021 and 2020 ($ in thousands):

	Three Months Ended
	October 3, 2021	September 27, 2020
Restructuring/Asset impairment (income)/charges:
Consumer Packaging	$2,734	$16,498
Industrial Paper Packaging	(1,888)	6,990
All Other	555	762
Corporate	2,087	(101)
Consolidated	$3,488	$24,149
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

SONOCO PRODUCTS COMPANY
Segment sales increased 9.7 percent compared to the prior year's quarter due to higher selling prices, mostly implemented to help offset inflation, sales added from the prior-year Can Packaging acquisition and a positive mix of business. Overall, segment volume/mix improved about 1 percent during the quarter as solid gains in flexible packaging sales were offset by modest declines in the segment's other businesses. Flexible packaging's volume/mix improvement was driven by strong snack food market sales as well as a rebound in confectionery markets. Global rigid paper container's volume/mix declined slightly in the third quarter as North American food packaging volumes continued to normalize to pre-pandemic levels. In the plastics - food business, increased volume/mix for containers in prepared foods was more than offset by declines in fresh food packaging.
Segment operating profit declined 5.4 percent compared to the prior year's quarter as a negative price/cost relationship stemming from both raw material and non-material inflation was only partially offset by strong productivity improvements. As a result, segment operating margin declined to 10.2 percent in the quarter from 11.8 percent in the 2020 period.
Assuming consumers continue to revert towards pre-COVID-19 eating habits and traveling patterns, the Company expects there will be a mixed impact on this segment over the next few quarters with lower demand for packaged food and household goods by stay-at-home consumers being partially offset by a year-over-year increase in convenience and travel-related product categories. Despite demand in certain categories continuing to run at higher than pre-pandemic levels, overall segment sales volume is expected to decline seasonally in the fourth quarter. In addition, higher resin and other costs are expected to drive continued price/cost pressure on operating profit.
Industrial Paper Packaging
The Industrial Paper Packaging segment includes the following products: fiber-based packaging tubes, cones, and cores; fiber-based construction tubes; fiber-based protective packaging and components; wooden, metal and composite wire and cable reels and spools; and recycled paperboard, corrugating medium, recovered paper and material recycling services.
Segment sales increased 29.5 percent from the prior year's quarter largely due to higher selling prices implemented to offset raw material and non-material inflation, while volume/mix improved by approximately 5 percent. Global tube and core volume/mix increased by approximately 7 percent as demand returned to pre-pandemic levels. In addition, global paper volume/mix improved approximately 3 percent as both internal converting and trade markets saw increased demand over the prior-year period.
Segment operating profit increased 30.0 percent from the prior year's quarter, primarily driven by positive volume/mix and related productivity gains. Segment operating margin was unchanged at 8.4 percent.
Assuming elements of the economy hit particularly hard by the COVID-19 pandemic continue to recover, over the next few quarters the Company expects to see both sequential and year-over-year volume increases in many of our paper and industrial converted products markets. Overall, the businesses in this segment were able to recover escalating costs in the third quarter. While average recycled fiber prices are expected to be slightly higher in the fourth quarter than in the third quarter, the Company expects recycled fiber prices to trend down in the fourth quarter. Partly due to this trend, the segment is expected to be able to recover these and other costs through contractual pass-through arrangements or non-contract price adjustments. As a result, the Company expects the segment to benefit in the fourth quarter from a modestly positive price/cost relationship.
All Other
Businesses grouped as All Other include healthcare, protective and retail security packaging and industrial plastic products. These businesses include the following products and services: thermoformed rigid plastic trays and devices; custom-engineered molded foam protective packaging and components; temperature-assured packaging; injection molded and extruded containers, spools and parts; retail security packaging, including printed backer cards, thermoformed blisters and heat sealing equipment; and paper amenities. Reported in All Other, the Company sold its global display and packaging business in two separate transactions, the European contract packaging business on November 30, 2020 and the U.S. display and packaging business on April 4, 2021. These businesses comprised the Company's point-of-purchase displays, fulfillment, and contract packaging operations.
Sales for All Other declined 34.4 percent from the prior year's quarter due primarily to the impact of the global display and packaging divestitures. Excluding the impact of the divestitures, volume/mix increased sales by approximately 8 percent, driven by strong gains in industrial plastics and temperature-assured packaging, which more than offset lower demand in the retail security and healthcare packaging units.
All Other operating profit declined 67.5 percent from the prior year's quarter due primarily to the impact of the global display and packaging divestitures along with a negative price/cost relationship stemming mostly from rising resin prices.

SONOCO PRODUCTS COMPANY
Operating margin declined to 4.5 percent in the quarter from 9.1 percent in 2020 largely due to unrecovered cost increases.
With the April 4, 2021 sale of the Company's U.S. display and packaging business and the November 2020 sale of the Company's European contract packaging business, the Company has completely exited its global display and packaging business. These divestitures will continue to negatively impact year-over-year comparisons of operating results through the first quarter of 2022.
The Company expects the temperature-assured business to continue producing solid results in the remainder of 2021, with operating profit exceeding the prior year, largely driven by sales of packaging critical for pharmaceutical transport, including flu and COVID-19 vaccines. The businesses that serve automotive and appliance markets are expected to continue to rebound from prior-year levels, which were significantly depressed by the COVID-19 pandemic. However, this demand rebound is expected to be somewhat restricted by supply chain issues. Finally, the Company's plastics business serving the healthcare industry is expected to show improved fourth-quarter results year over year as its served markets return to a more normalized demand for elective surgeries. However, results for the Company's industrial plastics operations, which benefited in the third quarter from both a COVID rebound and normal seasonal strength, are expected to decline sequentially in the fourth quarter due to seasonality and price/cost headwinds, but still exceed prior-year COVID-depressed results.

Nine Months Ended October 3, 2021 Compared with Nine Months Ended September 27, 2020
RECONCILIATIONS OF GAAP TO NON-GAAP FINANCIAL MEASURES
The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures in the Company’s Condensed Consolidated Statements of Income for each of the periods presented.

	For the nine months ended October 3, 2021
Dollars in thousands, except per share data	GAAP	Restructuring/Asset Impairments(1)	Other Adjustments(1)	Base
Operating profit	$382,112	$8,889	$(294)	$390,707
Non-operating pension costs	562,818	—	(562,818)	—
Interest expense, net	46,744	—	2,165	48,909
Loss from the early extinguishment of debt	20,184	—	(20,184)	—
(Loss)/income before income taxes	$(247,634)	$8,889	$580,543	$341,798
(Benefit from)/Provision for income taxes	(91,542)	2,653	169,255	80,366
(Loss)/income before equity in earnings of affiliates	$(156,092)	$6,236	$411,288	$261,432
Equity in earnings of affiliates, net of tax	5,701			5,701
Net (loss)/income	$(150,391)	$6,236	$411,288	$267,133
Net loss attributable to noncontrolling interests	(243)			(243)
Net (loss)/income attributable to Sonoco	$(150,634)	$6,236	$411,288	$266,890
Diluted Weighted average common shares outstanding(2):	100,039		468	100,507
Per diluted common share*	$(1.51)	$0.06	$4.09	$2.66

*Due to rounding individual items may not sum across
(1) See table in "Results of Operations - Overview" below for details related to the after-tax impact of major components.
(2) Due to the magnitude of certain expenses considered by management to be non-base and included in Other Adjustments. the Company reported a year-to-date GAAP Net Loss Attributable to Sonoco. In instances where a company has a net loss, including potential common shares in the denominator of a diluted earnings per-share computation will have an antidilutive effect on the per-share loss. GAAP therefore requires the exclusion of any unexercised share awards or other like instruments for purposes of calculating weighted average shares outstanding. Accordingly, the Company did not include any unexercised share awards or other like instruments in calculating weighted average shares outstanding for GAAP purposes in the table above, which resulted in Basic Weighted Average Common Shares Outstanding and Diluted Weighted Average Common Shares Outstanding being the same. However, the Company also presents Base Net Income Attributable to Sonoco, which excludes the net non-base items. In order to maintain consistency and comparability of Base Diluted EPS, dilutive unexercised share awards were included in the calculation to the same extent they would have been had GAAP Net Income Attributable to Sonoco been equal to Base Net Income Attributable to Sonoco.

SONOCO PRODUCTS COMPANY

	For the nine months ended September 27, 2020
Dollars in thousands, except per share data	GAAP	Restructuring/Asset Impairments(1)	Other Adjustments(1)	Base
Operating profit	$340,574	$59,633	$802	$401,009
Non-operating pension costs	22,632	—	(22,632)	—
Interest expense, net	53,311	—	—	53,311
Income before income taxes	$264,631	$59,633	$23,434	$347,698
Provision for income taxes	49,337	15,021	24,673	89,031
Income before equity in earnings of affiliates	$215,294	$44,612	$(1,239)	$258,667
Equity in earnings of affiliates, net of tax	3,230	—	—	3,230
Net income	$218,524	$44,612	$(1,239)	$261,897
Net loss attributable to noncontrolling interests	581	(26)	—	555
Net income attributable to Sonoco	$219,105	$44,586	$(1,239)	$262,452
Per diluted common share*	$2.17	$0.44	$(0.01)	$2.59
*Due to rounding individual items may not sum across

(1) See table in "Results of Operations - Overview" below for details related to the after-tax impact of major components.

RESULTS OF OPERATIONS
The following discussion provides a review of results for the nine months ended October 3, 2021 compared with the nine months ended September 27, 2020.
OVERVIEW
Net sales for the first nine months of 2021 increased 7.5 percent to $4,151 million, compared with $3,861 million in the same period last year. The increase reflects volume/mix benefits stemming from the pandemic recovery, higher selling prices mostly implemented to recover rising raw material and other operating costs, and a positive impact from foreign currency translation. These benefits were somewhat offset by the net impact of the global display and packaging divestitures, less additions from the Can Packaging acquisition.

Net (loss)/income attributable to Sonoco for the first nine months of 2021 decreased to $(150.6) million, or $(1.51) per diluted share, compared to $219.1 million, or $2.17 per diluted share, reported for the same period of 2020. GAAP net loss for the first nine months of 2021 includes after-tax, non-base charges totaling $417.5 million. GAAP net income for the first nine months of 2020 includes non-base charges totaling $43.3 million. The major components of these non-base amounts are shown below:

	Nine Months Ended
($ in millions)	October 3, 2021	September 27, 2020
Non-operating pension settlement charges	$406.5	$—
Net recognized benefit on 2017 amended U.S. income tax return	(30.0)	—
Tax impact of sale of European contract packaging business	—	(20.4)
Loss on early extinguishment of debt	15.0	—
Other non-base tax charges	11.9
Other non-operating pension costs	11.8	17.8
Gain on sale of previously closed facilities	(7.2)	—
Euro derivative gain related to Euro loan repayment	(3.3)	—
Refund of foreign VAT and applicable interest	(3.1)	—
All other net restructuring and asset impairment charges	13.4	44.6
Acquisition and divestiture-related costs	9.5	2.4
All other net gains	(7.0)	(1.1)

Total non-base charges, after tax	$417.5	$43.3

SONOCO PRODUCTS COMPANY
Adjusted for these items, Base earnings for the nine-month period ending October 3, 2021 increased 1.7 percent to $266.9 million, or $2.66 per diluted share, from $262.5 million, or $2.59 per diluted share, in the same period in 2020.
The increase in Base earnings of $4.4 million is largely attributable to a lower Base effective tax rate and lower Base net interest expense which more than compensated for a decline in Base Operating Profit. The decline in Base Operating Profit was driven by an overall negative price/cost impact and the loss of operating profit from the divestitures of the Company's global display and packaging businesses, net of the acquisition of Can Packaging. The negative impacts in the 2021 period were partially offset by volume/mix increases, which were aided by the COVID-19 pandemic recovery, and productivity gains.
OPERATING REVENUE
Net sales for the first nine months of 2021 increased $290 million from the same period in 2020.
The components of the sales change were:

($ in millions)
Volume/mix	$181
Selling prices	300
Acquisitions and divestitures, net	(248)
Foreign currency translation and other, net	57

Total sales increase	$290

COSTS AND EXPENSES
Cost of goods sold increased $263.5 million, or 8.5 percent, while the Company's gross profit margin percentage declined slightly to 19.2 percent for the first nine months of 2021, compared to 20.0 percent in the prior-year period. The increase in cost of goods sold was the result of an increase in volume as well as inflation in the cost of certain raw materials and other operating expenses. Gross profit margin declined due to the negative price/cost relationship resulting from the year-to-date increase in old corrugated containers costs, resin prices, and other operating cost inflation. The negative price/cost impact was partially offset by productivity improvements.
GAAP SG&A costs for the first nine months of 2021 increased $33.2 million, or 9.0 percent, year over year. The year-over-year increase was largely driven by a higher, more-normal, level of management incentive expense compared to the prior year's quarter, higher acquisition and divestiture transaction costs, as well as higher medical costs as employees returned to normalized levels of healthcare benefit utilization after the prior year's pandemic-induced suspension of routine care and other elective procedures. Higher property insurance expense and spending on strategic information technology activities also contributed to the increase. These items were partially offset by current-year gains on hedges entered into to mitigate foreign currency risk related to the repayment of a Euro-denominated loan, mark-to-market gains on certain derivatives entered into to manage natural gas price exposure, life insurance gains, and a foreign VAT refund.
Restructuring costs and asset impairment charges net to $8.9 million in the first nine months of 2021, compared with $59.6 million of net charges in the same period last year. The year-over-year decrease was driven by lower year-over-year restructuring activity and gains recorded in 2021 for the sale of buildings at previously closed facilities. Additional information regarding restructuring and asset impairment charges is provided in Note 5 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Non-operating pension costs increased $540.2 million year over year due to the $547.3 million non-cash settlement charge recognized in the second quarter of 2021 upon settling the liabilities associated with the Sonoco Pension Plan for Inactive Participants. Additional information regarding pension settlement charges is provided in Note 11 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Additionally, in the second quarter of 2021 the Company executed a cash tender offer in which it retired a portion of its 5.75% notes due November 2040, recognizing a loss on early extinguishment of debt totaling $20.2 million. See Note 8 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

SONOCO PRODUCTS COMPANY
GAAP net interest expense for the first nine months of 2021 decreased to $46.7 million, compared with $53.3 million during the first nine months of 2020. The decrease was primarily due to lower debt balances and additional interest income related to a foreign VAT refund.
The effective tax rate on the GAAP loss and Base earnings in the first nine months of 2021 was 37.0 percent and 23.5 percent, respectively, compared with 18.6 percent and 25.6 percent for GAAP and Base earnings, respectively, in the prior-year period. The higher effective tax rate on the GAAP loss in 2021 was primarily due to the $30.0 million net recognized benefit associated with the previously mentioned amendment of the Company's 2017 U.S. income tax return. The effective tax rate on Base earnings for the first nine months of 2021 was lower than the same period last year primarily due to the release of a reserve for uncertain tax positions.

REPORTABLE SEGMENTS
The following table recaps net sales attributable to each of the Company's segments during the first nine months of 2021 and 2020 ($ in thousands):

	Nine Months Ended
	October 3, 2021	September 27, 2020	% Change
Net sales:
Consumer Packaging	$1,779,525	$1,659,943	7.2%
Industrial Paper Packaging	1,809,159	1,447,886	25.0%
All Other	562,567	753,266	(25.3)%
Consolidated	$4,151,251	$3,861,095	7.5%

The following table recaps operating profits attributable to each of the Company's segments during the first nine months of 2021 and 2020 ($ in thousands):

	Nine Months Ended
	October 3, 2021	September 27, 2020	% Change
Operating profit:
Segment operating profit:
Consumer Packaging	$196,341	$212,575	(7.6)%
Industrial Paper Packaging	161,414	133,871	20.6%
All Other	32,952	54,563	(39.6)%
Restructuring/Asset impairment charges	(8,889)	(59,633)
Other non-base charges, net	294	(802)
Consolidated	$382,112	$340,574	12.2%

Segment results viewed by Company management to evaluate segment performance do not include restructuring charges and income, asset impairment charges, acquisition and divestiture-related charges, or certain other items, if any, the exclusion of which the Company believes improves the comparability and analysis of the ongoing operating performance of the business. Accordingly, the term “segment operating profit” is a non-GAAP measure and is defined as the segment’s portion of “operating profit” excluding those items. All other general corporate expenses have been allocated as operating costs to each of the Company’s reportable segments.

SONOCO PRODUCTS COMPANY
The following table recaps restructuring/asset impairment (income)/charges attributable to each of the Company’s segments during the first nine months of 2021 and 2020 ($ in thousands):

	Nine Months Ended
	October 3, 2021	September 27, 2020
Restructuring/Asset impairment charges:
Consumer Packaging	$6,150	$20,707
Industrial Paper Packaging	(4,827)	30,189
All Other	5,474	6,727
Corporate	2,092	2,010
Consolidated	$8,889	$59,633
Consumer Packaging
Segment sales increased 7.2 percent year to date compared to the prior-year period driven by increased selling prices, largely implemented to recover cost inflation, sales added by the acquisition of Can Packaging, a modest increase in volume, and a positive impact from foreign currency translation.
Year-to-date segment operating profit decreased 7.6 percent driven by a negative price/cost impact as businesses in the segment were not able to completely pass along rapidly rising material and other costs. Additionally, rising wage and other benefit costs offset productivity gains in the first nine months of 2021. As a result, segment operating profit margin decreased 177 basis points to 11.0 percent.
Industrial Paper Packaging
Segment sales increased 25.0 percent year to date versus the prior-year period due to increased selling prices, largely implemented to recover increased raw material and other operating costs, a positive volume/mix impact driven by a global rebound in demand, and a positive impact from foreign currency translation.
Segment operating profit increased 20.6 percent from the prior-year period driven by broad increases in volume/mix and strong productivity improvements. These gains were offset by a negative price/cost relationship largely due to a year-to-date increase in recycled fiber costs that could not be fully recovered through selling price adjustments. As a result, segment operating margins were down 32 basis points to 8.9 percent.
All Other
Sales for All Other declined 25.3 percent year to date due primarily to the global display and packaging divestitures. Exclusive of the sales from those businesses in the prior year, volume/mix for businesses grouped in All Other improved approximately 13 percent, driven primarily by demand improvements in several businesses, most notably our molded-foam, plastics industrial, and temperature-assured businesses.
All Other operating profit declined 39.6 percent year to date due to the impact of the global display and packaging divestitures and a negative price/cost relationship stemming from higher raw material costs. These were partially offset by positive volume/mix and productivity improvements. Segment operating margin declined to 5.9 percent year to date from 7.2 percent in 2020.
With the April 4, 2021 sale of the Company's U.S. display and packaging business and the November 2020 sale of the Company's European contract packaging business, the Company has completely exited its global display and packaging business. These divestitures will negatively impact year-over-year comparisons of operating results through the first quarter of 2022.

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
The Company completed its most recent annual goodwill impairment testing during the third quarter of 2021. For testing purposes, the Company performed an assessment of each reporting unit using either a qualitative evaluation or a quantitative test. The qualitative evaluations considered factors such as the macroeconomic environment, Company stock price and market capitalization movement, current-year operating performance as compared to prior projections, business strategy changes, and significant customer wins and losses. The quantitative tests, described further below, relied on the current outlook of reporting unit management for future operating results and took into consideration, among other things, the expected impact of the COVID-19 pandemic on future operations, specific business unit risk, the countries in which the reporting units operate, and implied fair values based on comparable trading multiples.
When performing a quantitative analysis, the Company estimates the fair value of its reporting units using a discounted cash flow model based on projections of future years’ operating results and associated cash flows. The Company's assessments reflected a number of significant management assumptions and estimates including the Company's forecast of sales growth, contribution margins, selling, general and administrative expenses, and discount rates, which are validated by observed comparable trading and transaction multiples. The Company’s model discounts projected future cash flows, forecasted over a seven-year period, with an estimated residual growth rate. The Company’s projections incorporate management’s estimates of the most-likely expected future results. Projected future cash flows are discounted to present value using a discount rate that management believes is appropriate for the reporting unit.
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
In considering the level of uncertainty regarding the potential for goodwill impairment, management has concluded that any such impairment would, in most cases, likely be the result of adverse changes in more than one assumption. Management considers the assumptions used to be its best estimates across a range of possible outcomes based on available evidence at the time of the assessment. Other than in Plastics - Healthcare, which is discussed below, there is no specific singular event or single change in circumstances management has identified that it believes could reasonably result in a change to expected future results in any of its reporting units sufficient to result in goodwill impairment. In management’s opinion, a change of such magnitude would more likely be the result of changes to some combination of the factors identified above, a general deterioration in competitive position, introduction of a superior technology, significant unexpected changes in customer preferences, an inability to pass through significant raw material cost increases, and other such items as identified in "Item 1A. Risk Factors" on pages 10-20 of the Company's 2020 Annual Report on Form 10-K.

Although no reporting units failed the annual impairment test or the testing performed as a result of the segment realignment noted above, in management’s opinion, the goodwill of the Plastics - Healthcare reporting unit is at risk of impairment in the near term if the reporting unit's operations do not perform in line with management's expectations, or if there is a negative change in the long-term outlook for the business or in other factors such as the discount rate.

SONOCO PRODUCTS COMPANY
Although beginning to benefit from the economic recovery, the results of the Plastics – Healthcare reporting unit have been negatively impacted by end-market weakness due to the COVID-19 pandemic. In addition, the unit is facing near-term headwinds from higher raw material and other cost increases. Assuming COVID-19 infection rates continue to decline, management expects market demand will improve over the coming year and that selling price increases and/or cost reductions, including restructuring actions and investments in production efficiency projects, will mitigate the impacts of recent raw material and other cost inflation. However, should it become apparent that the ongoing post-COVID-19 recovery is likely to be significantly weaker, delayed, or prolonged compared to management’s current expectations, significant negative price/cost relationships will persist over the long-term, or profit margins do not improve as expected, goodwill impairment charges may be possible in the future. Total goodwill associated with the Plastics – Healthcare reporting unit was approximately $64 million at October 3, 2021. Based on the most-recent annual impairment test, the estimated fair value of the Plastics – Healthcare reporting unit exceeded its carrying value by 13.3%.
Sensitivity Analysis
In its 2021 annual goodwill impairment analysis, projected future cash flows for the Plastics - Healthcare reporting unit were discounted at 8.3%. Based on the discounted cash flow model and holding other valuation assumptions constant, projected operating profits across all future periods would have to be reduced approximately 13.0%, or the discount rate increased to 9.3%, in order for the estimated fair value of the reporting unit to fall below carrying value.
Pension Plan Termination
As disclosed in previous filings, the Company terminated the Inactive Plan, a tax-qualified defined benefit plan, effective September 30, 2019. The Company settled the liabilities of the Inactive Plan in the second quarter of 2021 through a combination of lump-sum payments and purchases of group annuity contracts. In order for the Inactive Plan to be fully funded upon final settlement, the Company made contributions totaling $133.0 million during the second quarter of 2021. The Company realized a cash tax benefit of approximately $38 million in 2020 from the anticipated contributions to the Inactive Plan. Non-cash, pre-tax settlement charges totaling $547.3 million were recognized in the second quarter of 2021 as the lump sum payouts were made and group annuity contracts were purchased.

Financial Position, Liquidity and Capital Resources
Operating cash flows totaled $220.1 million in the nine months ended October 3, 2021, compared with $489.5 million during the same period last year, a decrease of $269.4 million. The decrease reflects higher year-over-year pension contributions of $130.5 million, primarily the result of fully funding the Inactive Plan as part of settling the plan's liabilities in the second quarter of 2021. Additionally, net working capital used $58.8 million more cash in the first nine months of 2021 compared to the same period last year. This increased use was driven by inflation in the current year and a more pronounced increase in business activity in the third quarter of 2021 as compared to last year's third quarter. The Company continues to actively manage all components of net working capital in an effort to minimize the impact on cash utilization.
Changes in accrued expenses provided $10.4 million of operating cash flow in the nine months ended October 3, 2021 compared with $40.9 million in the same period last year. The lower provision of cash in the current year is primarily due to the deferral of certain FICA remittances in the prior year pursuant to the CARES Act and the payment of a portion of those previously deferred remittances in the third quarter of 2021. Income taxes payable, deferred taxes, and other income tax items consumed $165.7 million more cash in the first nine months of 2021 than the first nine months of the prior year mostly related to the non-cash reduction of income tax expense of $140.8 million recorded in relation to the previously disclosed final settlement of the Inactive Plan's pension liabilities.
Cash used in investing activities was $50.9 million in the nine months ended October 3, 2021, compared with $157.1 million in the same period last year, a lower year-over-year use of cash of $106.3 million. Proceeds from the sale of businesses added $91.6 million of cash in the first nine months of 2021 as the Company received cash from the sale of its U.S. display and packaging business, the sale of a small plastics foods thermoforming operation in North Carolina, and the release of cash from escrow from the November 2020 sale of its European contract packaging business. Acquisition spending was $46.1 million lower year over year. Acquisition activity in the nine months ended October 3, 2021 totaled $3.2 million and reflects the Company's acquisitions of two small international businesses in its Industrial Paper Packaging segment and the final working capital settlement for the 2020 acquisition of Can Packaging. This activity was less than the net $49.3 million spent in the first nine months of 2020, primarily for the purchase of Can Packaging. Proceeds from the sale of assets provided $10.5 million in the nine months ended October 3, 2021, compared to $8.2 million in the same period last year. The proceeds in both years stemmed from the sale of buildings and equipment associated with previously closed facilities. Capital spending during the first nine months of 2021 was $156.6 million, $39.9 million higher than the same period last year. The increase is attributable to spending on "Project Horizon," a $115

SONOCO PRODUCTS COMPANY
million project to transform the corrugated medium paper machine in Hartsville, South Carolina, into a low-cost, state-of-the-art uncoated recycled paperboard machine and to optimize materials handling systems and storage facilities. Total spending on this project is expected to be approximately $75 million in 2021. Capital spending for the remainder of 2021 is expected to be approximately $90 million, bringing total capital spending in 2021 to approximately $250 million, compared to $194.1 million in 2020. Other net investing proceeds, primarily insurance proceeds, were $6.2 million higher year over year.
Financing activities used $563.2 million of cash in the nine months ended October 3, 2021, while they provided $311.4 million of cash in the same period last year, a year-over-year difference of $874.6 million. In the prior year, net proceeds from the issuance of debt provided cash of $428.2 million reflecting actions initiated by the Company in the first nine months of 2020 to mitigate liquidity risks due to uncertainty regarding the potential impacts of the COVID-19 pandemic on credit markets, banks and the global economy. The year-over-year change in net debt proceeds/repayments decreased cash by $670.6 million year over year. The first nine months of 2021 reflect net debt repayments of $242.5 million, including the repayments of the Company's 4.375% bonds, 9.2% bonds, euro-denominated bonds, and a partial tender of its 5.75% bonds, partially offset by additional commercial paper borrowings. The debt tender resulted in additional cash costs of $20.1 million, primarily premiums paid to participating bondholders. The year-over-year decrease in outstanding checks of $19.3 million resulted primarily from the timing of the last accounts payable check runs in December 2020 and December 2019. The Company paid cash dividends of $134.6 million during the nine months ended October 3, 2021, an increase of $5.2 million over the same period last year. Cash used to repurchase the Company's common stock was $152.3 million higher year over year as the result of share repurchases completed under an accelerated share repurchase agreement executed in the second quarter of 2021.
Cash and cash equivalents totaled $160.0 million and $564.8 million at October 3, 2021 and December 31, 2020, respectively. Of these totals, approximately $141.5 million and $170.8 million, respectively, were held outside of the United States by the Company’s foreign subsidiaries. Cash held outside of the United States is available to meet local liquidity needs, or for capital expenditures, acquisitions, and other offshore growth opportunities. Reflecting the financing actions described above, the Company has ample domestic liquidity from a combination of cash on hand, generation of operating cash flow, and access to bank and capital markets borrowings. The Company has generally considered its foreign unremitted earnings to be indefinitely invested outside the United States and currently has no plans to repatriate such earnings, other than excess cash balances that can be repatriated at minimal tax cost. Accordingly, the Company is not providing for taxes on these amounts for financial reporting purposes. Computation of the potential deferred tax liability associated with unremitted earnings considered to be indefinitely reinvested is not practicable.
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
During the nine months ended October 3, 2021, the Company reported a net decrease in cash and cash equivalents of $10.8 million due to currency translation adjustments resulting from a stronger U.S. dollar relative to most foreign currencies.
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
On August 1, 2021, the Company repaid its $250 million, 4.375% debentures without penalty ahead of their November 2021 maturity. Also on August 1, 2021, the Company repaid its $4 million, 9.2% debentures upon their maturity.
At October 3, 2021, the Company had scheduled debt maturities of approximately $276 million over the next twelve months, including $202 million of outstanding commercial paper balances. Also at October 3, 2021, the Company had $160 million in cash and cash equivalents on hand and $750 million in committed capacity under its revolving credit

SONOCO PRODUCTS COMPANY
facility, of which $548 million was available for draw down net of outstanding commercial paper balances. The Company believes these amounts, combined with expected net cash flows generated from operating and investing activities, will provide ample liquidity to cover these debt maturities and other cash flow needs of the Company over the course of the next twelve months.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenants currently require the Company to maintain a minimum level of interest coverage and a minimum level of net worth, as defined in the agreements. As of October 3, 2021, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.
The Company continually explores strategic acquisition opportunities which may result in the use of cash. Given the nature of the acquisition process, the timing and amounts of such expenditures are not always predictable. The Company expects that any acquisitions requiring funding in excess of cash on hand would be financed using available borrowing capacity.
On April 4, 2021, the Company completed the sale of its U.S. display and packaging business to Hood Container Corporation for net cash proceeds totaling $79.7 million. The proceeds from the sale were received on April 5, 2021. During the quarter ended October 3, 2021, the Company finalized the working capital settlement related to this sale. The settlement resulted in additional cash proceeds of $2.0 million. The proceeds were used for general corporate purposes.
On April 20, 2021, the Company's Board of Directors authorized the repurchase of the Company's common stock in an aggregate amount of up to $350 million. The new authorization replaced the previous authorization dated February 10, 2016. Under the authorization, which has no expiration date, the Company may choose to purchase shares in the open market from individual holders through privately negotiated transactions, an accelerated share repurchase program, a combination of these methods, or otherwise. The timing and amount of the repurchases, if any, will depend upon several factors, including market and business conditions and the nature of other investment opportunities. Common stock repurchases, including with respect to any share repurchase program, may be limited, suspended or discontinued at any time without prior notice.
On May 6, 2021, the Company repurchased 53.5 thousand shares for $3.6 million from a private stockholder based upon the average stock price on that day.
On May 10, 2021, the Company entered into an accelerated share repurchase agreement ("ASR Agreement") with a financial institution to repurchase shares of common stock. In exchange for an upfront payment of $150 million, which was funded using available cash on hand, the financial institution delivered approximately 1.8 million of initial shares to the Company. These initial shares represented 80% of the expected number of shares to be repurchased during the repurchase period based upon the closing stock price on May 10, 2021 of $68.50 per share. The initial shares received were retired by the Company. The final number of shares repurchased and retired was based on the Company's volume-weighted average share price during the repurchase period, less a discount and subject to certain adjustments (the "Settlement Price").

In July 2021, pursuant to the ASR Agreement, the financial institution elected to fully accelerate settlement of the share repurchase agreement. Accordingly, 504.7 thousand additional shares were transferred to the Company based upon an overall effective Settlement Price of $66.47 and were retired.
As discussed in "Other Items - Pension Plan Termination," the Inactive Plan was terminated effective September 30, 2019. The Company settled the liabilities under the Inactive Plan during the second quarter of 2021 through a combination of lump-sum payments and annuity purchases, making additional contributions to the Inactive Plan totaling approximately $133 million during the second quarter of 2021 in order to be fully funded at the time the liabilities were settled.
The Company anticipates making additional contributions to its other pension and postretirement plans of approximately $6.5 million during the remainder of 2021, which would result in total contributions to these plans of approximately $39 million in 2021. Future funding requirements beyond the current year will vary depending largely on actual investment returns, future actuarial assumptions, and legislative actions.

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
Due to the highly inflationary economy in Venezuela, the Company considers the U.S. dollar to be the functional currency of its Venezuelan operations and uses the official exchange rate when remeasuring the financial results of those operations. Economic conditions in Venezuela have worsened considerably over the past several years and there is no indication that conditions are due to improve in the foreseeable future. Further deterioration could result in the recognition of an impairment charge or a deconsolidation of the subsidiary. At October 3, 2021, the carrying value of the Company's net investment in its Venezuelan operations was approximately $2.0 million. In addition, at October 3, 2021, the Company's Accumulated Other Comprehensive Loss included a cumulative translation loss of $3.8 million related to its Venezuelan operations which would need to be reclassified to net income in the event of a complete exit of the business or a deconsolidation of the Venezuelan operations.
The Company has operations in the United Kingdom and elsewhere in Europe that had the potential to be impacted by the exit of the U.K. from the European Union (Brexit) at the end of January 2020 and the new E.U.-U.K. Trade and Cooperation Agreement which went into effect December 31, 2020. Our U.K. operations developed contingency plans regarding potential customs clearance issues, tariffs and other uncertainties resulting from Brexit and the new agreement with the European Union. Although it is difficult to predict all of the possible future impacts to our supply chain or in our customers' downstream markets, the operational impacts subsequent to Brexit have been minor. The Company has evaluated the future potential operational impacts and uncertainties of Brexit and continues to believe that the likelihood of a material impact on our future results of operations is low. Although there are some cross-border sales made out of and into the U.K., most of what the Company produces in the U.K. is also sold in the U.K. and the same is true for continental Europe. In some cases, companies that have been importing from Europe into the U.K. are now seeking local sources, which has actually been positive for our U.K. operations. Sales in our U.K. operations totaled approximately $127 million for the full year 2020 and approximately $106 million in the first nine months of 2021.
The Company routinely enters into derivative currency contracts to fix the exchange rate on certain anticipated foreign currency cash flows. The total market value of these instruments was a net unfavorable position of $0.4 million at October 3, 2021 and a net favorable position of $0.6 million at December 31, 2020. These contracts qualify as cash flow hedges and have maturities ranging to July 2022. In addition, at October 3, 2021, the Company had various currency contracts outstanding to fix the exchange rate on certain foreign currency assets and liabilities. Although placed as an economic hedge, the Company does not apply hedge accounting to these contracts, the fair value of which was not material at October 3, 2021 and December 31, 2020.
The Company routinely enters into derivative commodity contracts to fix the cost of a portion of anticipated raw materials and energy-related purchases. The total net fair market value of these instruments was a favorable position of $10.4 million at October 3, 2021 and an unfavorable position of $0.2 million at December 31, 2020. Natural gas and aluminum hedge contracts covering an equivalent of 4.5 million MMBTUs and 904 metric tons, respectively, were outstanding at October 3, 2021. These contracts, some of which are designated as cash flow hedges, have maturities ranging to December 2022.
The Company's 1%, 150 million euro-denominated debt matured on May 25, 2021. On April 7, 2021, the Company entered into two forward contracts to buy a total of 150 million euros. The risk management objective of the forward contracts was to manage foreign currency risk related to the Company's funding of the debt repayment upon maturity. The Company recognized a gain of $4,387 upon the May 21, 2021 maturity of these forward contracts. The gain is

SONOCO PRODUCTS COMPANY
included in "Selling, general and administrative expenses" on the Company's Condensed Consolidated Statements of Income for the three and nine months ended October 3, 2021.
At October 3, 2021, the U.S. dollar had strengthened against most of the functional currencies of the Company's foreign operations compared to December 31, 2020, resulting in a net translation loss for the nine months ended October 3, 2021 of $57.3 million being recorded in "Accumulated other comprehensive loss."
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
Evaluation of Disclosure Controls and Procedures
Under the supervision, and with the participation, of our management, including our Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, ("the Exchange Act") of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO concluded that such controls and procedures, as of October 3, 2021, the end of the period covered by this Quarterly Report on Form 10-Q, were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. For this purpose, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information that is required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
In response to the COVID-19 pandemic, we have required certain employees, some of whom are involved in the operation of our internal controls over financial reporting, to work from home. Despite this change, there have been no changes in the Company’s internal control over financial reporting occurring during the quarter ended October 3, 2021, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize any impact it may have on their design and operating effectiveness.

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
Environmental Matters
The Company has been named as a potentially responsible party (PRP) at several environmentally contaminated sites not owned by the Company. All of the sites are also the responsibility of other parties. The Company's liability, if any, is shared with such other parties, but the Company's share has not been finally determined in most cases. In some cases, the Company has cost-sharing arrangements with other PRPs with respect to a particular site. Such agreements relate to the sharing of legal defense costs or cleanup costs, or both. The Company has assumed, for purposes of estimating amounts to be accrued, that the other parties to such cost-sharing agreements will perform as agreed. It appears that final resolution of some of the sites is years away, and actual costs to be incurred for these environmental matters in future periods is likely to vary from current estimates because of the inherent uncertainties in evaluating environmental exposures. Accordingly, the ultimate cost to the Company with respect to such sites, beyond what has been accrued at October 3, 2021, cannot be determined. As of October 3, 2021 and December 31, 2020, the Company had accrued $7.4 million and $8.1 million, respectively, related to environmental contingencies. The Company periodically reevaluates the assumptions used in determining the appropriate reserves for environmental matters as additional information becomes available and, when warranted, makes appropriate adjustments.

Other legal matters
Additional information regarding legal proceedings is provided in Note 16 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

SONOCO PRODUCTS COMPANY

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]		Maximum Number or Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs[1]
7/5/21 - 8/8/21	504,739	2	$66.47	2	504,739	2	$196,385,005
8/9/21 - 9/5/21	—		$—		—		$196,385,005
9/6/21 - 10/3/21	—		$—		—		$196,385,005
Total	504,739		$66.47		504,739		$196,385,005

1	On April 20, 2021, the Company's Board of Directors authorized the repurchase of the Company's common stock in an aggregate amount of up to $350.0 million. As of October 3, 2021, a total of $196.4 million remains available under this authorization.

2
On May 10, 2021, the Company entered into an accelerated share repurchase agreement ("ASR Agreement") with a financial institution to repurchase shares of the Company's common stock. In exchange for an upfront payment of $150.0 million, the financial institution delivered 1,751,825 of initial shares to the Company. These initial shares represented 80% of the expected number of shares to be repurchased during the repurchase period based upon the closing stock price on May 10, 2021 of $68.50 per share. The initial shares received were retired by the Company. The final number of shares repurchased and retired was based on the Company's volume-weighted average share price during the repurchase period, less a discount and subject to certain adjustments (the "Settlement Price"). In July 2021, pursuant to the ASR Agreement, the financial institution elected to fully accelerate settlement of the share repurchase agreement. Accordingly, 504,739 additional shares were transferred to the Company based upon an overall effective Settlement Price of $66.47 and were retired.

SONOCO PRODUCTS COMPANY

Item 6.	Exhibits.

Exhibit Index
3.1	Restated Articles of Incorporation, as amended through April 23, 2021 (incorporated by reference to the Registrant's Form 8-K/A, filed April 27, 2021)
3.2	By-Laws of Sonoco Products Company, as amended April 21, 2021 (incorporated by reference to the Registrant's Form 8-K, filed April 26, 2021)
10.1	Amendment to the Sonoco Savings and Retirement Plan
10.2	Amendment to the Omnibus Benefit Restoration Plan of Sonoco Products Company
15	Letter re: unaudited interim financial information
31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SONOCO PRODUCTS COMPANY
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOCO PRODUCTS COMPANY
(Registrant)

Date:	November 2, 2021	By:	/s/ Julie C. Albrecht
Julie C. Albrecht
Vice President and Chief Financial Officer
(principal financial officer)

/s/ James W. Kirkland
James W. Kirkland
Corporate Controller
(principal accounting officer)