Form 10-Q/A
period 2021-10-03
SONOCO PRODUCTS CO
filed 2021-11-12
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  FORM 10-Q/A
Amendment No. 1

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
Common stock, no par value: 98,326,308

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 on Form 10-Q/A is to amend the certification filed as Exhibit 32 to Sonoco Products Company's (the "Company") Form 10-Q for the quarter ended October 3, 2021, filed on November 2, 2021 (the “Original Filing”) to correct the inadvertent omission of the conformed signature of the Chief Executive Officer and the Chief Financial Officer. The certification was fully executed on November 2, 2021 and was in the Company's possession at the time of the Original Filing. Other than as set forth above, this Amendment No. 1 does not modify, amend or update in any way the financial or other information contained in the Original Filing, nor does this Amendment No. 1 reflect events that may have occurred after the Original Filing.

SONOCO PRODUCTS COMPANY
INDEX

PART I. FINANCIAL INFORMATION		4

Item 1.	Financial Statements:	4

	Condensed Consolidated Balance Sheets - October 3, 2021 (unaudited) and December 31, 2020 (unaudited)	4

	Condensed Consolidated Statements of Income – Three and Nine Months Ended October 3, 2021 (unaudited) and September 27, 2020 (unaudited)	5

	Condensed Consolidated Statements of Comprehensive Income - Three and Nine Months Ended October 3, 2021 (unaudited) and September 27, 2020 (unaudited)	6

	Condensed Consolidated Statements of Changes in Total Equity – Three and Nine Months Ended October 3, 2021 (unaudited) and September 27, 2020 (unaudited)	7

	Condensed Consolidated Statements of Cash Flows – Nine Months Ended October 3, 2021 (unaudited) and September 27, 2020 (unaudited)	9

	Notes to Condensed Consolidated Financial Statements (unaudited)	10

	Report of Independent Registered Public Accounting Firm	38

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	39

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	60

Item 4.	Controls and Procedures.	60

PART II. OTHER INFORMATION		60

Item 1.	Legal Proceedings.	60

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	61

Item 6.	Exhibits.	62

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

SONOCO PRODUCTS COMPANY
(Registrant)

Date:	November 12, 2021	By:	/s/ Julie C. Albrecht
Julie C. Albrecht
Vice President and Chief Financial Officer
(principal financial officer)

/s/ James W. Kirkland
James W. Kirkland
Corporate Controller
(principal accounting officer)