Form 10-K
period 2021-12-31
SONOCO PRODUCTS CO
filed 2022-02-28
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-11261

SONOCO PRODUCTS COMPANY
(Exact name of registrant as specified in its charter)

South Carolina (State or other jurisdiction of incorporation or organization)	57-0248420 (I.R.S. Employer Identification No.)
1 N. Second St. Hartsville, South Carolina (Address of principal executive offices)	29550 (Zip Code)
Telephone: (843) 383-7000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
No par value common stock	SON	New York Stock Exchange LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting common stock held by nonaffiliates of the registrant (based on the New York Stock Exchange closing price) on July 2, 2021, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $6,541,267,123.
As of February 18, 2022, there were 97,452,785 shares of no par value common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the annual meeting of shareholders to be held on April 20, 2022, which statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference in Part III.

SONOCO PRODUCTS COMPANY

Forward-looking statements
Statements included in this Annual Report on Form 10-K that are not historical in nature, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those settlements are based, are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. In addition, the Company and its representatives may from time to time make other oral or written statements that are also “forward-looking statements.” Words such as "anticipate," "aspires," "assume," "believe," "can," "committed," "commitment," "consider," "could," "envision," “estimate,” "expect," "forecast," "future," "goal," "guidance," “intend,” "may," "might," "objective," "opportunity," "outlook," “plan,” "potential," "project," "re-envision," “strategy,” “target,” “will,” “would,” or the negative thereof, and similar expressions identify forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements regarding:

•availability and supply of raw materials, and offsetting high raw material costs, including the potential impact of changes in tariffs;
•potential impacts of the COVID-19 pandemic on the Company's business, operations and financial condition;
•consumer and customer actions in connection with the COVID-19 pandemic;
•improved productivity and cost containment;
•improving margins and leveraging strong cash flow and financial position;
•effects of acquisitions and divestitures, including the Company's acquisition of Ball Metalpack Holding, LLC ("Ball Metalpack");
•realization of synergies resulting from acquisitions, including the acquisition of Ball Metalpack;
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
•extent of, and adequacy of provisions for, environmental liabilities and sustainability commitments;
•commitments to reduce greenhouse gas emissions;
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

Such forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management. Such information includes, without limitation, discussions as to guidance and other estimates, perceived opportunities, expectations, beliefs, plans, strategies, goals and objectives concerning our future financial and operating performance. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. Such risks, uncertainties and assumptions include, without limitation:

•availability and pricing of raw materials, energy and transportation, including the impact of potential changes in tariffs or sanctions and escalating trade wars and the impact of war and other geopolitical tensions (such as the ongoing military conflict between Russia and Ukraine and economic sanctions related thereto), and the Company's ability to pass raw material, energy and transportation price increases and surcharges through to customers or otherwise manage these commodity pricing risks;
•impacts arising as a result of the COVID-19 pandemic on our results of operations, financial condition, value of assets, liquidity, prospects, growth, and on the industries in which we operate and that we serve, resulting from, without limitation, recent and ongoing financial market volatility, potential governmental actions, changes in consumer behaviors and demand, changes in customer requirements, disruptions to the Company's suppliers and supply chain, availability of labor and personnel, necessary modifications to operations and business, and uncertainties about the extent and duration of the pandemic;
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
2 FORM 10-K SONOCO 2021 ANNUAL REPORT

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
•ability to successfully integrate newly acquired businesses, including Ball Metalpack, into the Company's operations and realize synergies and other anticipated benefits within the expected time period, or at all;
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
•liability for and costs of resolution of litigation, regulatory actions, or other legal proceedings;
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
•economic disruptions resulting from war and other geopolitical tensions (such as the ongoing military conflict between Russia and Ukraine), terrorist activities and natural disasters; and
•accelerating inflation.

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

The Company undertakes no obligation to publicly update or revise forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. You are, however, advised to review any further disclosures we make on related subjects, and about new or additional risks, uncertainties and assumptions, in our future filings with the Securities and Exchange Commission on Forms 10-K, 10-Q and 8-K.
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
3 FORM 10-K SONOCO 2021 ANNUAL REPORT

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
Sonoco is now a multi-billion dollar global manufacturer of a variety of consumer, industrial, protective, and healthcare packaging products. The Company has approximately 300 locations in 32 countries, serving some of the world’s best-known brands in some 85 nations. Sonoco is committed to creating sustainable products, services and programs for our customers, employees and communities that support our corporate purpose: Better Packaging. Better Life. Our goal is to bring more to packaging than just the package by offering integrated packaging solutions that help define brand personalities, creating unique customer experiences, and enhancing the quality of products. We seek to help our customers solve their packaging challenges by connecting insights to innovation and developing customized solutions that are tailored to the customer’s goals and objectives.
Sonoco changed its financial reporting structure effective January 1, 2021, to reflect the way it manages its operations, evaluates performance and allocates resources. The revised structure consists of two reportable segments, Consumer Packaging and Industrial Paper Packaging, with all remaining businesses reported as All Other.
The former Protective Solutions and Display and Packaging segments were eliminated and the underlying businesses and their results were realigned into All Other or, in certain cases, subsumed into the remaining two reportable segments. The Company divested its global display and packaging business in two separate transactions: the European contract packaging business on November 30, 2020 and the U.S. display and packaging business on April 4, 2021. Prior to the divestitures, these businesses were reported in All Other. Information about products and services of these segments and the markets they serve is discussed below under “Description of business.” Segment financial information for prior periods has been recast to conform to the current-year presentation.
On January 26, 2022, Sonoco completed the acquisition of Ball Metalpack Holding, LLC ("Ball Metalpack"), a leading supplier of sustainable metal packaging for food and household products and the largest aerosol can manufacturer in North America, for an aggregate purchase price of $1.35 billion in cash, subject to customary adjustments, including for working capital, cash and indebtedness.
(c) Description of Business –
Segment Reporting
As noted above, the Company currently reports its financial results in two reportable segments – Consumer Packaging and Industrial Paper Packaging, with all remaining businesses reported as All Other. Further information about the Company’s reportable segments is provided in Note 18 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. We anticipate that the operations of Ball Metalpack will be included in the Consumer Packaging segment in future periods.
Consumer Packaging
The Consumer Packaging segment accounted for approximately 42%, 43% and 41% of the Company’s consolidated net sales in the years ended December 31, 2021, 2020 and 2019, respectively. The operations in this segment consisted of 83 plants throughout the world as of December 31, 2021. The products, services and markets of the Consumer Packaging segment, prior to the Ball Metalpack acquisition, were as follows:

Products and Services	Markets
Round and shaped rigid paper containers; fiber and plastic caulk/adhesive tubes; metal and peelable membrane ends and closures; thermoformed plastic trays and containers; high-barrier flexible packaging films and printed flexible packaging; rotogravure cylinder engraving; and global brand artwork management

Stacked chips, snacks, nuts, cookies, crackers, other hard-baked goods, candy, gum, frozen concentrate, powdered and liquid beverages, powdered infant formula, coffee, refrigerated dough, frozen foods and entrees, processed foods, fresh fruits, vegetables, fresh-cut produce, salads, fresh-baked goods, eggs, seafood, poultry, soup, pasta, dairy, sauces, dips, condiments, pet food, meats, and cheeses
Within the Consumer Packaging segment, Sonoco’s rigid paper containers are the Company’s largest revenue-producing group of products and services, representing approximately 24% of consolidated net sales in the year ended December 31, 2021. This group comprised 25% and 21% of consolidated net sales in 2020 and 2019, respectively.
Industrial Paper Packaging
The Industrial Paper Packaging segment, previously called "Paper and Industrial Converted Products," accounted for approximately 44%, 38% and 39% of the Company’s consolidated net sales in the years ended December 31, 2021, 2020 and 2019, respectively. This segment served its markets through 178 plants on five continents as of December 31, 2021. Sonoco’s paper operations provide the primary raw material for the Company’s fiber-based packaging. Sonoco uses approximately 46% of the paper it manufactures, and the remainder is sold to third parties. This vertical integration strategy was supported by 23 paper mills with 31 paper machines and 23 recycling facilities throughout the world as of December 31, 2021. In 2021, Sonoco had the capacity to manufacture approximately 2.2 million tons of recycled paperboard. The products,
4 FORM 10-K SONOCO 2021 ANNUAL REPORT

services and markets of the Industrial Paper Packaging are as follows:

Products and Services	Markets
Recycled paperboard, chipboard, tubeboard, lightweight corestock, boxboard, corrugating medium, edgeboard, specialty paper grades, and adhesives; paperboard tubes and cores, molded plugs, and reels; paper-based cones and pallets; paper-based protective packaging; collection, processing and recycling of old corrugated containers, paper, plastics, metal, glass and other recyclable materials; and flexible intermediate bulk containers and bulk bags	Converted paperboard products, spiral winders, construction, plastic films, metal, paper mills, shipping and storage, tape and labels, textiles, wire and cable, adhesives, appliances, heating and air conditioning, office furnishings, fitness equipment, promotional and palletized distribution, municipal, residential, customers’ manufacturing and distribution facilities and fiber protective packaging
In 2021, Sonoco’s tubes and cores products were the Company’s second largest revenue-producing group of products, representing approximately 21% of consolidated net sales in the year ended December 31, 2021. This group comprised 19% of consolidated net sales in both 2020 and 2019.
All Other
The businesses grouped as All Other accounted for approximately 14%, 19%, and 20% of the Company’s consolidated net sales in the years ended December 31, 2021, 2020 and 2019, respectively. The operations in this segment consisted of 35 plants throughout the world as of December 31, 2021. Prior to their divestitures in 2020 and 2021, the Company's global display and packaging businesses, which included point-of-purchase displays, fulfillment operations, and contract packaging, were reported in All Other. The products, services and markets of the businesses grouped as All Other are as follows:

Products and Services	Markets
Thermoformed rigid plastics trays and devices, custom-engineered, molded foam protective packaging and components; temperature-assured packaging; retail security packaging, including printed backer cards, thermoformed blisters and heat sealing equipment; injection molded and extruded containers, spools and parts; and paper amenities
Medical devices, pharmaceuticals, electronics; automotive, appliances, temperature-sensitive pharmaceuticals and food; miscellaneous foods and beverages, personal care, cosmetics, fragrances, hosiery, office supplies, home and garden, over-the-counter drugs, sporting goods, hospitality industry
Other Aspects of the Company's Business
Product Distribution – Each of the Company’s operating units has its own sales staff, and maintains direct sales relationships with its customers. Some of the units have service staff at the manufacturing facility that interact directly with customers. The Industrial Paper Packaging segment and certain operations within the Consumer Packaging segment have customer service centers located in Hartsville, South Carolina, which are the main contact points between their North American business units and their customers. Divisional sales personnel also provide sales management, marketing and product development assistance as needed. Typically, product distribution is directly from the manufacturing plant to the customer, but in some cases, product is warehoused in a mutually advantageous location to be shipped to the customer as needed.
Raw Materials – The principal raw materials used by the Company are recovered paper, paperboard, steel, aluminum and plastic resins. Raw materials are purchased from a number of outside sources. The Company considers the supply and availability of raw materials to be adequate to meet its needs.
Patents, Trademarks and Related Contracts – Most inventions and product and process innovations are generated by Sonoco’s development, marketing and engineering staff, and are important to the Company’s internal growth. Patents have been granted on many inventions created by Sonoco staff in the United States and in many other countries. Patents and trade secrets were acquired as part of acquisitions over the past two years, including the August 2020 acquisition of Can Packaging and the January 2022 acquisition of Ball Metalpack. These patents are managed globally by a Sonoco intellectual capital management team through the Company’s subsidiary, Sonoco Development, Inc. (SDI). SDI globally manages patents, trade secrets, confidentiality agreements and license agreements. Some patents have been licensed to other manufacturers. Sonoco also licenses a few patents from outside companies and universities. U.S. patents expire after about 20 years, and patents on new innovations replace many of the abandoned or expired patents. A second intellectual capital subsidiary of Sonoco, SPC Resources, Inc., globally manages Sonoco’s trademarks, service marks, copyrights and Internet domain names. Most of Sonoco’s products are marketed worldwide under trademarks such as Sonoco®, SmartSeal®, Sonotube®, Sealclick®, Sonopost® and UltraSeal®. Sonoco’s registered web domain names provide information about Sonoco, its people and its products. Trademarks and domain names are licensed to outside companies where appropriate.
Seasonality – Although demand for some of the Company's products varies seasonally, overall the Company's operations are not seasonal to any significant degree.
Dependence on Customers – On an aggregate basis during 2021, the five largest customers in the Consumer Packaging segment and the Industrial Paper Packaging segment accounted for approximately 28% and 9%, respectively, of each segment’s net sales. The five largest customers in the All Other group of businesses accounted for approximately 13% of the group’s net sales.
Sales to the Company’s largest customer represented 4.2% of consolidated revenues in 2021. This concentration of sales volume resulted in a corresponding concentration of credit, representing approximately 3.4% of the Company’s consolidated trade accounts receivable at December 31, 2021. The Company’s next largest customer comprised 3.0% of consolidated revenues in 2021.
Additional information regarding Sonoco's customers is provided in Item 1A - Risk Factors under the caption "Risks Related to Competition, Customers and Suppliers."
Competition – The Company sells its products in highly competitive markets, which include paper, textile, film, food, packaging, construction, and wire and cable. All of these markets are influenced by the overall rate of economic activity, and their behavior is principally driven by supply and demand. Because we operate in highly competitive markets, we regularly bid for new and continuing business. Losses and/or awards of business from our largest customers, customer changes to alternative forms of packaging, and the repricing of business, can have a significant effect on our operating results. The Company manufactures and sells many of its products globally. The Company, having operated internationally since 1923, considers its ability to serve its customers worldwide in a timely and consistent manner a competitive advantage. The Company also believes that its technological leadership, reputation for quality, and vertical integration are competitive advantages. Expansion of
5 FORM 10-K SONOCO 2021 ANNUAL REPORT

the Company’s product lines and global presence is driven by the rapidly changing needs of its major customers, who demand high-quality, state-of-the-art, environmentally compatible packaging, wherever they choose to do business. It is important to be a low-cost producer in order to compete effectively. The Company is focused on productivity improvements and other cost-reduction initiatives utilizing the latest in technology. Additional information regarding competition is provided in Item 1A - Risk Factors under the caption "Risks Related to Competition, Customers and Suppliers."
Compliance with Government Regulations and Laws – The Company must comply with extensive laws, rules and regulations in the United States and in each of the countries where it conducts business with respect to a variety of matters. Management believes that the Company is in compliance with all material applicable government regulations, including environmental regulations and does not believe that there is any material impact on capital expenditures, earnings, or competitive position as a result of efforts to comply with these regulations. Information regarding compliance with government regulations, including environmental laws, is provided in Item 1A - Risk Factors, in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Risk Management,” and in Note 16 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Culture – At Sonoco, our purpose is engrained in our culture. In fact, it drives our culture. It drives our product development. It drives how we work with our customers and each other. It drives what we do, and the decisions we make. Our purpose isn’t just a collection of words. It represents the collective spirit of an organization focused on one thing: Better Packaging. Better Life.
Sustainability - Packaging plays a fundamental role in providing safe and hygienic delivery systems for food, medicines and other essential products around the world. However, we believe the importance of packaging extends beyond its functionality to also include its impact on the planet. During 2020, we established a new corporate team, led by a staff vice president directly reporting to our CEO, to champion our global sustainability efforts. This team leads the Company’s global sustainability programs for all our Consumer- and Industrial-related packaging businesses, including driving efforts to meet our climate change related goals, and addressing the complex regulatory and policy environment landscape. Additionally, we have set up a Corporate Sustainability Council to provide oversight, guidance, and direction on social, community, and environmental issues that impact the reputation and economic performance of the Company and to help address the concerns of our stakeholders. The Council meets quarterly and reports to and is sponsored by Sonoco’s president and CEO. The Council reports on Sonoco’s sustainability activities, biannually, to the Board of Directors.
Our sustainability goals include the following key elements:
Greenhouse Gas Emissions - While we have reduced normalized greenhouse gas ("GHG") emissions by approximately 25% since 2009, we are committed to further improving our environmental impact by setting ambitious new targets to reduce our global greenhouse gas emissions in line with the Paris Agreement, which is aimed at limiting the warming of global temperatures to well below 2°C above pre-industrial levels. Specifically, Sonoco aims to reduce absolute scope 1 and 2 GHG emissions by 25% by 2030 from a 2020 base year. We have also set a goal to reduce absolute scope 3 GHG emissions by 13.5% by 2030 from a 2019 base year by working with our customers and suppliers to develop innovative packaging solutions that reduce packaging waste and improve recyclability. These goals were validated by the Science-Based Target Initiative in June 2021. In addition, we are actively studying necessary operational changes, technology developments and market changes that would be required to achieve net-zero GHG emissions by 2050.
To meet our Science-Based Targets over the next decade, each of our more than 300 global operations are focused on reducing GHG emissions by investing in energy efficiency and renewable energy projects along with purchasing electricity from certified green and reduced-carbon energy sources. In addition, we are incorporating sustainability and environmental metrics into each of our business units’ plans and management incentives.
Energy Usage - In support of our GHG emission reductions, Sonoco aims to continue energy efficiency improvements in our manufacturing plants targeted to reduce normalized energy use by at least 8% by 2030 from a 2020 baseline in addition to investing in energy efficiency, renewable energy and alternative power projects. For example, our "Greening of the Grid" project includes purchasing less carbon intensive electricity from utilities. We believe these actions will reduce cumulative scope 2 GHG emissions by up to 10% by 2030. Also, our ongoing plant efficiency projects are intended to drive an 8% cumulative reduction in scope 1 GHG emissions, stemming from direct investments in plant boiler efficiency, compressed air, LED lighting, vacuum systems, HVAC systems and process chillers.
Water Usage - Reducing our water consumption is part of being responsible stewards of our planet’s resources. Many of our actions to reduce water usage involve our global paper mills, which account for the majority of our global water usage. We plan to conduct water risk studies at these manufacturing facilities using WRI Aqueduct, WWF Water Rich Filter or similar tools.
Plastic Usage - We are committed to responsibly managing resins use at our facilities and are implementing "Operation Clean Sweep", a program focused on preventing discharge of plastic pellets into the environment. We are also working to ensure we can make relevant on-pack recyclability claims for at least 75% of our global rigid plastic product portfolio, while also ensuring we are closing the loop through continued use of post-consumer recycled content.
Recycling - We also serve as a valued partner to our customers to reduce the environmental impact of their packaging. As such, by utilizing recycled materials, the Company has already achieved its goal set in 2019 to increase to at least 85% of the amount, based on weight, of product we recycle or cause to be recycled as a percent of the product we put in the marketplace.
We are focused on continuing to reduce energy usage and air emissions by improving energy efficiency through targeted investments and initiatives. We continue to engage in activities and make investments that we believe will enable us to innovate our products and improve our operational infrastructure as well as drive end-of-life solutions for our products and develop partnerships with key stakeholders across our value chain to help deliver sustainable solutions.
Human Capital Management - Sonoco’s core belief that “we are only as strong as our people” underlies our efforts to attract, acquire and retain talented employees for our global businesses. We seek to engage, develop and reward our employee base of approximately 20,500 so they can successfully pursue our purpose of Better Packaging. Better Life. We depend on our employees to achieve our mission of creating sustainable packaging solutions that help build our customers’ brands, enhance the quality of their products and improve the quality of life for people around the world. We work towards this goal by establishing a foundation for actions that support health and safety, diversity and inclusion, and talent development.
Health and Safety – Protecting the health and safety of our employees is a top priority, and we are committed to providing a safe working environment for all our associates. We use global and local incident data along with identifying leading indicators to create program and safety improvement action plans to reduce conditions and behaviors that lead to at-risk situations. In 2021, we moved our safety program from a historical lagging indicator focus to a more proactive, leading indicator approach. Overall injuries in 2021 were slightly down from 2020 but more importantly were down 10% from 2019. To promote the prevention of more significant Life Changing Events, which are injuries or incidents that cause or have the potential to cause permanent disabilities or the loss of life, we engaged outside experts to conduct assessments of high-risk activities and leveraged learnings globally. In addition, we evaluated our safety systems to improve focus and resources. Globally, we achieved completion of 99% of all safety improvement action plans, which are site level improvement plans designed to reduce risk. Finally, our operations leadership worked together to develop a new safety playbook which will be used globally in 2022 to further train our employees.
6 FORM 10-K SONOCO 2021 ANNUAL REPORT

Our focus on safeguarding the health of our employees continued to evolve around actions we took to reduce exposures to COVID-19. We continued to implement safety protocols across our facilities following recommendations by the U.S. Center for Disease Control and Prevention and the World Health Organization. As the pandemic continuously evolved, we put in place measures and practices for the health and safety of our employees, customers and suppliers, and in response to changing local laws. We proactively provided employees with personal protective equipment, and where possible, provided on-site testing and vaccination clinics.
Diversity and Inclusion – Sonoco embraces Diversity and Inclusion, and our efforts to increase diversity within our Company are an organizational priority. As of December 31, 2021, our employees were located in the following geographic regions: 53% in North America; 19% in Europe, Middle East and Africa; 17% in Latin America; and 11% in Asia Pacific. Our global workforce is 26% female and 74% male and 34% of our U.S. employees identify as a racial minority. We have labor unions in all regions of our operations, and in North America, approximately 16% of our employees are represented by unions. We rely on the unique qualities and talents of our employees to help us meet our strategic priorities. Our Diversity and Inclusion goals are focused on increasing the representation of women and racial minorities into more salaried and senior leadership positions. We are working toward this goal by increasing hiring, focusing on development and promotions, as well as focusing on retention efforts. We made significant progress in talent acquisition during 2021, despite a challenging labor market. In the U.S., 44% of employee hires were female and 34% a member of a minority group in 2021. For the past 10 years, Sonoco’s employees have expanded and improved our Global Diversity and Inclusion Council, which is chaired by our President and CEO. In 2020, the Global Diversity and Inclusion Council chartered a new Business Resource Group ("BRG"), Black Employees @ Sonoco, to join our other five existing BRGs. In 2021, we continued to focus council activities on workforce representation (diversity) and work environment (inclusion) by addressing unconscious bias to promote an environment where diverse backgrounds are appreciated, and diverse ideas are heard. In addition, we are committed to lifting up historically disadvantaged businesses in an effort to make a positive economic impact on society. We have had a dedicated Supplier Diversity program since 2004, and since 2010 we have spent approximately $1.9 billion with certified, diverse suppliers.
Talent Acquisition and Development – Attracting, developing and retaining talented employees is critical to our success and is an integral part of our human capital strategy. We have created a Global Talent Acquisition and Organization Development team to provide a more holistic approach to managing and enriching the employee lifecycle through continuous training and comprehensive succession planning. In 2021, we significantly expanded Sonoco University, a centralized digital training hub, to provide our employees with diverse learning and career development programs. In addition, we conduct regular talent succession assessments along with individual performance reviews in which managers provide regular feedback and coaching to assist with the development of our employees, including the use of individual development plans to assist with individual career development.
(e) Available Information –
The Company electronically files with the Securities and Exchange Commission (the "SEC") its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its periodic reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and proxy materials pursuant to Section 14 of the Exchange Act. The SEC maintains a site on the Internet, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Sonoco also makes its filings available, free of charge, through its Investor Relations website, www.investor.sonoco.com, as soon as reasonably practical after the electronic filing of such material with the SEC. Sonoco uses its
Investor Relations website as a means of disclosing material non-public information. Accordingly, investors should monitor Sonoco’s Investor
Relations website, in addition to following its press releases, SEC filings, and public conference calls and webcasts. The information posted on or accessible through Sonoco’s website is not incorporated into this Annual Report on Form 10-K. The references to Sonoco’s websites are intended to be inactive textual references only.

7 FORM 10-K SONOCO 2021 ANNUAL REPORT

Information About our Executive Officers –

Name	Age	Position and Business Experience for the Past Five Years
Executive Committee
R. Howard Coker	59	Board member since 2020. President and Chief Executive Officer. Previously, Senior Vice President, Global Paper and Industrial Converted Products, 2019-2020; Senior Vice President, Rigid Paper Containers and Paper/Engineered Carriers International, 2017-2018; Group Vice President, Global Rigid Paper & Closures, and Paper & Industrial Converted Products, EMEA, Asia, Australia / New Zealand, 2015-2017. Prior to 2015, Group Vice President, Global Rigid Paper & Plastics; Vice President, Global Rigid Paper & Closures; Vice President & General Manager, Rigid Paper & Closures, N.A.; Division Vice President & General Manager, Rigid Paper & Closures. Joined Sonoco in 1985. Mr. Coker is the brother-in-law of J.R. Haley, Chairman of Sonoco's Board of Directors.
Julie C. Albrecht	54	Vice President, Chief Financial Officer. Previously Vice President, Treasurer / Assistant Chief Financial Officer, 2017-2018; Vice President, Finance and Investor Relations & Treasurer for Esterline Technologies Corporation, 2015-2017; Finance Director, Customer Service Aircraft Systems for United Technologies, 2012-2015; Vice President, Finance Goodrich Customer Services, Goodrich Corporation, 2010-2012. Joined Sonoco in 2017.
Robert R. Dillard	47	Vice President, Corporate Development. Previously Staff Vice President, Corporate Development 2018-2019; President of Personal Care Europe and Vice President of Strategy and Innovation at Domtar Personal Care, a division of Domtar Corporation, 2016-2018. Joined Sonoco in 2018.
John M. Florence, Jr.	43
Vice President, General Counsel, Human Resources and Secretary. Previously Corporate Vice President, General Counsel and Secretary, 2016-2019; Corporate Attorney, 2015-2016. Prior experience: Attorney with Haynsworth Sinkler Boyd, P.A., Columbia, SC, 2005-2015. Joined Sonoco in 2015.

Rodger D. Fuller	60	Executive Vice President Global Industrial and Consumer. Previously Senior Vice President, Global Consumer Packaging, Display and Packaging and Protective Solutions, 2019-2020; Senior Vice President, Paper/Engineered Carriers U.S./Canada and Display and Packaging, 2017-2018; Group Vice President, Paper & Industrial Converted Products, Americas, 2015-2017; Group Vice President, Paper/Tubes and Cores N.A., 2013-2015; Vice President, Global Rigid Plastics & Corporate Customers, 2011-2013; Vice President, Global Rigid Paper & Plastics, January-October 2011; Vice President, Global Rigid Paper & Closures, 2008-2011; Vice President, Rigid Paper & Plastics N.A., 2005-2008; Division Vice President & General Manager, Consumer Products N.A., 2000-2005. Joined Sonoco in 1985.

Richard K. Johnson	54	Vice President and Chief Information Officer. Previously Vice President and Chief Information Officer of HNI Corporation, a global manufacturer of office furniture and hearth products, 2011-2019. Currently, member of the Board of Directors for The Marvin Companies, Inc. Joined Sonoco in 2019.
Roger P. Schrum	66	Vice President, Investor Relations & Corporate Affairs. Previously Staff Vice President, Investor Relations & Corporate Affairs, 2005-2009. Joined Sonoco in 2005.
Other Corporate Officers
Russell K. Grissett	52
Vice President, Global Flexible Packaging effective November 1, 2021. Previously Division Vice President and General Manager of Global Flexibles, 2019-2021; Division Vice President and General Manager of Protective Solutions, 2017-2019; Division Vice President and General Manager Thermosafe, 2013-2017. Joined Sonoco in 1993.

James A. Harrell III	60	Vice President Americas Industrial. Previously Vice President Tubes & Cores, US and Canada, 2016-2020; Vice President, Tubes & Cores N.A., 2010-2015; Vice President & General Manager, Industrial Converted Products, 2009-2010; Division Vice President & General Manager, Paper, N.A., 2008-2009; Staff Vice President, Global Operating Excellence, Industrial Products, 2007-2008; Division Vice President, Industrial Products/ Paper-Europe, 2002-2007. Joined Sonoco in 1985.
Ernest D. Haynes III	49
Vice President, Rigid Paper Containers, North America, effective November 1, 2021. Previously Division Vice President and General Manager of Rigid Paper Containers, North America 2018-2021; Division Vice President of Manufacturing, Tubes and Cores, U.S. and Canada 2015-2018; Director of Manufacturing, Metal Ends & Closures 2012-2015. Joined Sonoco in 1997.

Jeffrey S. Tomaszewski	53	Vice President, North America Consumer and Global Rigid Paper & Closures. Previously Division Vice President and General Manager – Global Rigid Paper and Closures, Display and Packaging and Paperboard Specialties, 2019-2020; Division Vice President and General Manager of Rigid Paper Containers, NA and Display and Packaging, 2018-2019; Division Vice President, Rigid Paper Containers, NA, 2015-2018; Division Vice President and General Manager of Global Display and Packaging and Packaging Services, 2013–2015. Joined Sonoco in 2002.
Adam Wood	53	Vice President, Paper & Industrial Converted Products, EMEA, Australia and New Zealand. Previously Vice President, Paper & Industrial Converted Products, EMEA, Asia, Australia and New Zealand, 2015-2019; Vice President, Global Tubes & Cores, 2015; Vice President, Industrial Europe, 2014; Division Vice President and General Manager, Industrial Europe, 2011-2014. Joined Sonoco in 2003.

8 FORM 10-K SONOCO 2021 ANNUAL REPORT

Item 1A. Risk Factors
We are subject to risks and uncertainties that could adversely affect our business, consolidated financial condition, results of operations and cash flows, ability to pay dividends, and the trading price of our securities. These factors could also cause our actual results to materially differ from the results contemplated by forward-looking statements we make in this report, in our other filings with the Securities and Exchange Commission, and in our public announcements. You should consider the risk factors described below, as well as other factors described elsewhere in this report and in our other filings with the Securities and Exchange Commission, in evaluating us, our business, and any investment in our securities. Although these are the most significant risk factors of which we are currently aware, they are not the only risk factors to which we are subject. Additional risk factors not currently known to us, or that we currently deem immaterial, could also adversely affect our business operations and financial results.
Risks Related to the Domestic and Global Economies and to Doing Business Globally
Our international operations subject us to various risks that could adversely affect our business operations and financial results.
We have operations throughout North and South America, Europe, Australia and Asia, with approximately 300 facilities in 32 countries. In 2021, approximately 35% of consolidated sales came from operations outside of the United States, and we expect to continue to expand our international operations in the future. Management of global operations is extremely complex, and operations in foreign countries are subject to local statutory and regulatory requirements, differing legal environments and other additional risks that may not exist, or be as significant, in the United States. These additional risks may adversely affect our business operations and financial results, and include, without limitation:
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
•compliance with U.S. laws, including those affecting trade and foreign investment (including economic sanctions compliance) and the Foreign Corrupt Practices Act;
•loss or non-renewal of treaties between foreign governments and the U.S.;
•product boycotts, including with respect to products of our multi-national customers;
•increased costs of maintaining international manufacturing facilities and undertaking international marketing programs;
•difficulty in collecting international accounts receivable and potentially longer payment cycles;
•the potential for nationalization or expropriation of our enterprises or facilities without appropriate compensation; and
•political, social, legal and economic instability, civil unrest, war and other geopolitical tensions (such as the ongoing military conflict between Russia and Ukraine), catastrophic events, acts of terrorism, and widespread outbreaks of infectious diseases, such as COVID-19.
As discussed further elsewhere in this 10-K and in our other filings with the SEC, some of these risks have already affected us.
Global economic conditions and/or disruptions in the credit markets could adversely affect our business, financial condition or results of operations.
The Company has extensive international operations, and is dependent on customers and suppliers that operate in local economies around the world. In addition, the Company accesses global credit markets as part of its capital allocation strategy. Adverse global macroeconomic conditions could negatively impact our ability to access credit, or the price at which funding could be obtained. Likewise, uncertainty about or a decline in global or regional economic conditions, could have a significant impact on the financial stability of our suppliers and customers, and could negatively impact demand for our products, as has been the case to some extent as a result of impacts of the COVID-19 pandemic. Potential effects include financial instability, inability to obtain credit to finance operations, and insolvency.
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
9 FORM 10-K SONOCO 2021 ANNUAL REPORT

Furthermore, export control laws and economic sanctions prohibit the shipment of certain products to embargoed or sanctioned countries, governments and persons. We cannot guarantee that a violation of export control laws or economic sanctions will not occur. A prohibited shipment could have negative consequences, including government investigations, penalties, fines, civil and criminal sanctions and reputational harm. Any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could decrease our ability to export or sell our products internationally. Any limitation on our ability to export or sell our products could materially adversely affect our business. For example, in February 2022, following Russia’s invasion of Ukraine, the United States and other countries announced economic sanctions against Russia, and the United States and other countries could impose wider sanctions and take other actions should the conflict further escalate. We maintain two small manufacturing operations in Russia and source certain inputs from Russian suppliers. In addition, some of our customers export their products to Russia. While it is difficult to anticipate the effect the sanctions announced to date may have on Sonoco, and any further sanctions imposed or actions taken by the United States or other countries, the effect of current or further economic sanctions may affect the global price and availability of natural gas, raw materials or finished goods, reduce our sales and earnings or otherwise have an adverse effect on our operations.
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
In July 2020, the United States-Mexico-Canada Agreement, which replaced the North American Free Trade Agreement, became effective. In response to this agreement, other countries may change their own trade policies, including the imposition of additional tariffs and quotas, which could also adversely affect our business outside the U.S.
In order to mitigate the impact of these trade-related increases on our costs of products sold, we have increased and may in the future increase prices in certain markets and, over the longer term, make changes in our supply chain and, potentially, our U.S. manufacturing strategy. Implementing price increases may cause our customers to find alternative sources for their products. We may be unable successfully to pass on these costs through price increases; adjust our supply chain without incurring significant costs; or locate alternative suppliers for raw materials or finished goods at acceptable costs or in a timely manner. Further, the uncertainty surrounding U.S. trade policy makes it difficult to make long-term strategic decisions regarding the best way to respond to these pressures and could also increase the volatility of currency exchange rates. Our inability to effectively manage the negative impacts of changing U.S. and foreign trade policies could materially adversely impact our consolidated financial condition and results of operations.
Currency exchange rate fluctuations may reduce operating results and shareholders' equity.
Fluctuations in currency exchange rates can cause, and have in the past caused, translation, transaction and other losses that can unpredictably and adversely affect our consolidated operating results. Our reporting currency is the U.S. dollar. However, as a result of operating globally, a portion of our consolidated net sales, costs, assets and liabilities, are denominated in currencies other than the U.S. dollar. In our consolidated financial statements, we translate the local currency financial results of our foreign operations into U.S. dollars based on their respective exchange rates. Depending on the direction, changes in those rates will either increase or decrease operating results and balances as reported in U.S. dollars. Although we monitor our exposures and, from time to time, may use forward currency contracts to hedge certain forecasted foreign currency transactions or foreign currency denominated assets and liabilities, this does not insulate us completely from foreign currency fluctuations and exposes us to counterparty risk of nonperformance.
Changes in domestic and global economic conditions may have a negative impact on our business operations and financial results.
Although our business is diversified across various markets and customers, because of the nature of our products and services, general economic downturns in the United States and globally can adversely affect our business operations and financial results. Current global economic challenges, including the difficulties of the United States and other countries in dealing with the effects of the COVID-19 pandemic, their rising debt levels, and currency fluctuations are likely to continue to put pressure on the economy, and on us. In response to the last global economic recession, extraordinary monetary policy actions of the U.S. Federal Reserve and other central banking institutions, including the utilization of quantitative easing, were taken to create and maintain a low interest rate environment. The Federal Reserve slowly began raising its benchmark interest rates over the past few years in response to an improving economy and reduced unemployment. However, as concerns grew in 2019 about a potential global slowdown in the face of unresolved trade negotiations between the United States and China, dampening business investment and slowing the manufacturing sector, the Federal Reserve began lowering rates. On March 15, 2020, at the beginning of the global coronavirus outbreak, the Federal Reserve cut interest rates even further to near 0% and kept them at that level throughout 2020 and 2021 and into January 2022. However, the Federal Reserve may begin to raise its benchmark rate again as soon as March 2022. Such an increase may, among other things, reduce the availability and/or increase the costs of obtaining new variable rate debt and refinancing existing indebtedness, and negatively impact our financial condition and results of operations. Additionally, such an increase in rates would put additional pressure on consumers and the economy in general. As evidenced in recent years, tightening of credit availability and/or financial difficulties, leading to declines in consumer and business confidence and spending, affect us, our customers, suppliers and distributors. When such conditions exist, customers may delay, decrease or cancel purchases from us, and may also delay payment or fail to pay us altogether. Suppliers may have difficulty filling our orders and distributors may have difficulty getting our products to market, which may affect our ability to meet customer demands, and result in loss of business. Weakened global economic conditions may also result in unfavorable changes in our product price/mix and lower profit margins. We have experienced most of these conditions to some extent as a result of the global economic impact of the pandemic. All of these factors may have a material adverse effect on us.
10 FORM 10-K SONOCO 2021 ANNUAL REPORT

Risks Related to Manufacturing Operations
Raw materials, energy and other price increases or shortages may impact our results of operations.
As a manufacturer, our sales and profitability are dependent on the availability and cost of raw materials, labor and other inputs. Most of the raw materials we use are purchased from third parties. Principal examples are recovered paper, steel, aluminum and resin. Prices and availability of these raw materials are subject to substantial fluctuations that are beyond our control due to factors such as changing economic conditions, inflation, currency and commodity price fluctuations, tariffs, resource availability, transportation costs, weather conditions and natural disasters, political unrest and instability, such as the ongoing military conflict between Russia and Ukraine, war and other factors impacting supply and demand pressures. Increases in costs can have an adverse effect on our business and financial results. Our performance depends, in part, on our ability to pass on cost increases to our customers by raising selling prices and/or offset the impact by improving productivity. Although many of our long-term contracts and non-contractual pricing arrangements with customers permit limited price adjustments to reflect increased raw material costs, such adjustments may not occur quickly enough, or be sufficient to prevent a material and adverse effect on net income and cash flow. Furthermore, we may not be able to improve productivity or realize sufficient savings from our cost reduction initiatives to offset the impact of increased costs.
Some of our manufacturing operations require the use of substantial amounts of electricity and natural gas, which may be subject to significant price increases as the result of changes in overall supply and demand and the impacts of legislation and regulatory action. In addition, we operate manufacturing sites throughout Europe and, in many instances, continued normal operations at those sites depend on the availability of natural gas and other inputs. If the current conflict between Russia and Ukraine is not resolved, any further sanctions imposed or actions taken by the United States or other countries, and any retaliatory measures by Russia in response, could affect the price of oil and natural gas throughout the world and impact the availability of energy supplies and other inputs at our European manufacturing sites. Such a disruption in the supply of natural gas could impact our ability to continue our operations at such sites at normal levels. We forecast and monitor energy usage, and, from time to time, use commodity futures or swaps in an attempt to reduce the impact of energy price increases. However, these efforts may be insufficient to protect us against fluctuations in energy prices or shortages of natural gas and we could suffer adverse effects to net income and cash flow should we be unable to either offset or pass higher energy costs through to our customers in a timely manner or at all.
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
Although we take measures to minimize the risks of disruption at our facilities, we from time to time encounter an unforeseen material operational disruption in one of our major facilities, which could negatively impact production and our financial results. Such a disruption could occur as a result of any number of events including but not limited to a major equipment failure, labor stoppages, transportation failures affecting the supply and shipment of materials, disruptions at our suppliers, fire, severe weather conditions, including as a result of climate change, natural disasters and disruptions in utility services. These types of disruptions could materially adversely affect our earnings to varying degrees depending upon the facility, the duration of the disruption, our ability to shift business to another facility or find alternative sources of materials or energy. Any losses due to these events may not be covered by our existing insurance policies or may be subject to certain deductibles.
11 FORM 10-K SONOCO 2021 ANNUAL REPORT

Risks Related to Acquisitions, Divestitures and Joint Ventures
We may encounter difficulties in integrating acquisitions, which could have an adverse impact on our financial condition and operating results.
As noted in the risk factors above, we have invested a substantial amount of capital in acquisitions, joint ventures and strategic investments, including our recent acquisition of Ball Metalpack, and we expect that we will continue to do so in the foreseeable future. We are continually evaluating acquisitions and strategic investments that are significant to our business both in the United States and internationally. Acquisitions, joint ventures and strategic investments involve numerous risks. As has happened from time to time in the past, acquired businesses may not achieve the expected levels of revenue, profitability or productivity, or otherwise perform as expected, and acquisitions may involve significant cash expenditures, debt incurrence, operating losses, and expenses that could have a material adverse effect on our financial condition and operating results. Acquisitions also involve special risks, including, without limitation, the potential assumption of unanticipated liabilities and contingencies, and the challenges of effectively integrating acquired businesses.
Other risks and challenges associated with acquisitions, including our recent acquisition of Ball Metalpack, include, without limitation:
•substantial costs associated with negotiating and completing acquisitions;
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
While management believes that acquisitions will improve our competitiveness and profitability, no assurance can be given that acquisitions, including the acquisition of Ball Metalpack, will be successful or accretive to earnings or that the expected benefits from such transactions will be realized within the anticipated time frame, or at all. If actual performance in an acquisition falls short of the projected results, or the assessment of the relevant facts and circumstances was inaccurate or changes, it is possible that a noncash impairment charge of any related goodwill would be required, and our results of operations and financial condition could be adversely affected.
We may not be able to identify suitable acquisition candidates, which could limit our potential for growth.
We have made numerous acquisitions in recent years, and expect to actively seek new acquisitions that management believes will provide meaningful opportunities for growth. However, we may not be able to identify suitable acquisition candidates or complete acquisitions on acceptable terms and conditions. Other companies in our industries have similar investment and acquisition strategies to ours, and competition for acquisitions may intensify. If we are unable to identify acquisition candidates that meet our criteria, our potential for growth may be restricted. Even if we do identify acquisition candidates that we believe meet our criteria, we may be unable to complete such acquisitions in a timely manner, on desirable terms or at all, and any acquisitions we complete may not provide the benefits that we anticipate. Our efforts to identify suitable acquisition candidates, even if successful, could also cause us to incur substantial search and transaction fees, divert the time and attention of our management, or fail to identify due diligence or other issues affecting the value and suitability of potential acquisition targets. We may also be unable to complete acquisitions that we believe would be beneficial to the Company if we are unable to satisfy related closing conditions or obtain necessary government consents. Any of these results could have a material and adverse effect on our business, results of operations, financial condition and prospects.
In connection with acquisitions, joint ventures, divestitures or other strategic transactions, we may become subject to liabilities and legal claims.
In connection with acquisitions, joint ventures, divestitures or other strategic transactions, we have in the past, and may in the future, become subject to liabilities or legal claims, including but not limited to third party liability and other tort claims; claims for breach of contract; employment-related claims; environmental, health and safety liabilities, conditions or damage; permitting, regulatory or other legal compliance issues; claims for contractual indemnification; or tax liabilities. In addition, we may assume risks and liabilities that our due diligence investigations with respect to acquisitions, joint ventures and other strategic transactions fail to identify, including issues relating to inadequate internal controls and procedures relating to accounting, finance, cybersecurity and data protection controls issues. If we become subject to any of these liabilities or claims with respect to our acquisition of Ball Metalpack or any other acquisition, joint venture, divestiture or other strategic transaction, and they are not adequately covered by insurance or an enforceable indemnity or similar agreement from a creditworthy counterparty, we may be responsible for significant out-of-pocket expenditures. Such underinsured liabilities, if they materialize, could have a material adverse effect on our business, financial condition and results of operations.
We may encounter difficulties restructuring operations or closing or disposing of facilities, assets or businesses.
We are continuously seeking more cost-effective means and structures to serve our customers and to respond to changes in our markets. Accordingly, from time to time, we have closed higher-cost facilities, sold non-core assets and businesses, and otherwise restructured operations, and are likely to do so again, in an effort to improve cost competitiveness and profitability. For example, in 2020 and 2021, we divested our global display and packaging operations in two separate transactions. As a result, restructuring and divestiture costs have been, and are expected to be, a recurring component of our operating costs, the magnitude of which could vary significantly from year to year depending on the scope of such activities. Divestitures and restructuring may result, and have in the past resulted, in significant financial charges for the write-off or impairment of assets, including goodwill and other intangible assets. Furthermore, such activities may divert the attention of management, disrupt our ordinary operations, or result in a reduction in the volume of products produced and sold, and the impact of divestitures on our revenue growth may be larger than we anticipate if we experience greater dis-synergies than we expect. In addition, in cases where we seek to divest or otherwise dispose of certain facilities, operations, assets or other components of our business,
12 FORM 10-K SONOCO 2021 ANNUAL REPORT

we may be unable to find buyers or alternative exit strategies on acceptable terms, in a timely manner or at all, and we may dispose of facilities, operations, assets or other components of our business at prices or on terms that are less desirable than we had anticipated. Moreover, we may be prevented from completing dispositions as a result of our or our counterparties’ failure to satisfy pre-closing conditions, obtain necessary regulatory or government approvals. We may also be exposed to continuing financial risks from any businesses we divest, including as a result of continuing equity ownership, guarantees, indemnities, responsibility for environmental clean-up or other financial obligations. There is no guarantee that any such activities will achieve our goals, and if we cannot successfully manage the associated risks, our financial position and results of operations could be adversely affected.
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
In addition, because we share ownership and management with our joint venture partners, we may have limited control over the actions of a joint venture, particularly when we own a minority interest. As a result, we may be unable to prevent violations of applicable laws or other misconduct by a joint venture or the failure to satisfy contractual obligations by one or more parties. Moreover, a joint venture may not follow the same requirements regarding compliance, internal controls and internal control over financial reporting that we follow. To the extent another party makes decisions that negatively impact the joint venture or internal control issues arise within the joint venture, we may have to take responsive actions, or we may be subject to penalties, fines or other punitive actions for these activities.
Risks Related to Competition, Customers and Suppliers
We face intense competition, and failure to compete effectively may have an adverse effect on our operating results.
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
13 FORM 10-K SONOCO 2021 ANNUAL REPORT

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
We produce products and provide services related to other parties’ products. While we have built extensive operational processes intended to ensure that the design and manufacture of our products meet rigorous quality standards, there can be no assurance that we or our customers will not experience operational process failures that could result in potential product, safety, regulatory or environmental claims and associated litigation. We are also subject to a variety of legal proceedings and legal compliance risks in our areas of operation around the globe. Any such claims, whether with or without merit, could be time consuming and expensive to defend, affect our reputation, and could divert management’s attention and resources. In accordance with customary practice, we maintain insurance against some, but not all, of these potential claims; however, in the future, we may not be able to maintain such insurance at acceptable premium cost levels. In addition, the levels of insurance we maintain may not be adequate to fully cover any and all losses or liabilities. If any significant judgment or claim is not fully insured or indemnified against, it could have a material adverse impact on our business, financial condition and results of operations.
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
Climate Change Related Risk
Adverse weather and climate changes may result in lower sales and/or higher costs. In addition, climate-related regulations may add cost and complexity to our operations.
We manufacture packaging products for foods as well as products used in construction and industrial manufacturing. Adverse or varying weather conditions can impact crop yields and/or harvest timing, which in turn could impact the level and/or timing of demand for our containers. In addition, poor or extreme weather conditions can temporarily impact the level of construction and industrial activity and impact the efficiency of our manufacturing operations. Weather-related events, such as hurricanes and floods, which may increase in frequency and severity due to climate change, could result in lost production, supply chain disruptions and increased material costs. Such disruptions could have, and have in the past had, a material adverse effect on our results of operations.

Regulatory responses to climate change may result in new laws and regulations intended to reduce overall greenhouse gas ("GHG") emissions. Such rules and regulations could include, among other things, cap-and-trade programs, carbon taxes, and mandates within certain industries or activities to reduce GHG emissions. In the U.S., the Environmental Protection Agency has issued a number of regulations under the Clean Air Act with the goal of reducing GHG emissions. Some of our facilities are subject to these regulations and compliance with such rules and any other regulatory responses to climate change could in the future significantly increase costs and add complexity to our operations.

Additionally, in the U.S., several states where we operate manufacturing facilities have enacted or are in the process of enacting regulations related to GHG emissions and/or implementing cap and trade programs. Our facilities currently fall outside of the scope of these regulations but may be impacted in the future. Several of our manufacturing facilities outside of the U.S. have entered into GHG emissions trading programs as a result of local regulations. Certain countries where we have manufacturing facilities have set GHG reduction targets to align with an agreement signed in April 2016 between 170 countries establishing a framework to reduce global GHG emissions (also known as the "Paris Agreement"), that became effective in November 2016 and which the United States formally rejoined in February 2021. Many of the other countries where we conduct business are expected to develop similar climate change related regulations. To the extent our facilities become subject to additional regulations related to GHG emissions in the U.S. or internationally, compliance with such regulations could significantly increase costs and add complexity to our operations, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

In addition, although we have procedures in place to monitor climate related regulatory and policy changes in the jurisdictions in which we operate and have developed processes and tools to track our GHG emissions and assess both the operational and financial impacts of climate-related regulations, any failure in such procedures and tools or other failure to comply with any such regulations and policies could subject us to additional costs and / or penalties as well as harm to our reputation.

14 FORM 10-K SONOCO 2021 ANNUAL REPORT

Risks Related to Environmental, Health and Safety, and Corporate Social Responsibility Laws and Regulations
We are subject to costs and potential liabilities related to environmental, health and safety, and corporate social responsibility laws and regulations that could adversely affect our operating results.
We must comply with extensive laws, rules and regulations in the United States and in each of the countries in which we do business regarding the environment, health and safety, and corporate social responsibility. Compliance with these laws and regulations can require significant expenditures of financial and employee resources.
Federal, state, provincial, foreign and local environmental requirements, including the Comprehensive Environmental Response, Compensation and Liability Act, and particularly those relating to air, soil and water quality, handling, discharge, storage and disposal of a variety of substances, and climate change are significant factors in our business and generally increase our costs of operations. We may be found to have environmental liability for the costs of remediating soil or water that is, or was, contaminated by us or a third party at various sites that we now own, use or operate, or previously, owned, used or operated. Legal proceedings may result in the imposition of fines or penalties, as well as mandated remediation programs, that require substantial, and in some instances, unplanned capital expenditures.
We have incurred in the past, and may incur in the future, fines, penalties and legal costs relating to environmental matters, and costs relating to the damage of natural resources, lost property values and toxic tort claims. We have made expenditures to comply with environmental regulations and expect to make additional expenditures in the future. As of December 31, 2021, approximately $7.4 million was reserved for environmental liabilities. Such reserves are established when it is considered probable that we have some liability. However, because the extent of potential environmental damage, and the extent of our liability for the damage, is usually difficult to assess and may only be ascertained over a long period of time, our actual liability in such cases may end up being substantially higher than the currently reserved amount. Accordingly, additional charges could be incurred that would have a material adverse effect on our operating results and financial position.
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
Changes to laws and regulations dealing with environmental, health and safety, and corporate social responsibility issues (e.g., sustainability) are made or proposed with some frequency, and some of the proposals, if adopted, might, directly or indirectly, result in a material reduction in the operating results of one or more of our operating units. For example, we may be subject to future policy changes and regulations that discourage the use of single-use plastics and/or mandate the use of recycled content. Such regulations could both result in customers switching to other packaging formats, and therefore result in lost revenue, and result in increased costs associated with sourcing recycled resins and designing and producing products with enhanced recyclability. These or any other such policy changes or new regulations are uncertain and we cannot predict the impact on our markets or the amount of additional capital expenditures or operating expenses that could be necessary for compliance.
Risks Related to Financing Activities
We, or our customers, may not be able to obtain necessary credit or, if so, on reasonable terms.
At December 31, 2021, we had $1.1 billion of fixed-rate debt outstanding. In addition, in January 2022, in connection with our acquisition of Ball Metalpack, we issued $1.2 billion aggregate principal amount of unsecured senior notes and entered into a $300 million term loan facility. We also operate a $500 million commercial paper program, supported by a $750 million revolving credit facility committed by a syndicate of nine banks until June 2026. We have the contractual right to draw funds directly on the underlying bank credit facility, which could possibly occur if there were a disruption in the commercial paper market. However, if these obligations were not met, we may be forced to seek more costly or cumbersome forms of credit. Should such credit be unavailable for an extended time, it would significantly affect our ability to operate our business and execute our plans. In addition, our customers may experience liquidity problems as a result of a negative change in the economic environment, including the ability to obtain credit, that could limit their ability to purchase our products and services or satisfy their existing obligations.
In addition, our ability to issue commercial paper and access the credit markets, and the cost of these borrowings, is affected by the strength of our credit ratings and current market conditions. Failure to maintain credit ratings that are acceptable to investors, including as a result of increased leverage, may adversely affect the cost and other terms upon which we are able to obtain financing, as well as our access to the capital markets. Any downgrade in our credit rating could increase our cost of borrowing, which could have a material and adverse impact on our business, results of operations and financial condition, and our ability to pay dividends.
Our significant indebtedness could adversely affect our cash flow, increase our vulnerability to economic conditions, and limit or restrict our business activities.
We have incurred, and may incur in the future, significant indebtedness, including in connection with mergers or acquisitions, which may impact the manner in which we conduct business or our access to external sources of liquidity. For example, in January 2022, in connection with our acquisition of Ball Metalpack, we issued $1.2 billion aggregate principal amount of unsecured senior notes and entered into a $300 million term loan facility. In addition to interest payments, a significant portion of our cash flow may need to be used to service our indebtedness, and, therefore, may not be available for use in our business. Our ability to generate cash flow is subject to general economic, financial, competitive, legislative, regulatory, and other factors that may be beyond our control. Our indebtedness could have a significant impact on us, including, but not limited to:
•increasing our vulnerability to general adverse economic and industry conditions;
15 FORM 10-K SONOCO 2021 ANNUAL REPORT

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
•necessitating the divestiture of certain of our assets or businesses in order to generate cash to service our indebtedness;
•limiting our ability to continue paying dividends; or
•limiting our ability to borrow additional funds.
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
We on occasion utilize debt instruments with a variable rate of interest, including the $300 million term loan facility we entered into in January 2022 in connection with our acquisition of Ball Metalpack. Fluctuations in interest rates can increase borrowing costs and, depending on the magnitude of variable-rate borrowings outstanding, could potentially have a material adverse effect on our business. Variable-rate borrowings at December 31, 2021 were approximately $0.5 billion.
We may incur additional debt in the future, which could increase the risks associated with our leverage.
We are continually evaluating and pursuing acquisition opportunities and, as we have in the past, we may from time to time incur additional indebtedness to finance any such acquisitions and to fund any resulting increased operating needs. As new debt is added to our current debt levels, the related risks we face could increase. While we will have to effect any new financing in compliance with the agreements governing our then existing indebtedness, changes in our debt levels and or debt structure may impact our credit rating and costs to borrow, as well as constrain our future financial flexibility in the event of a deterioration in our financial operating performance or financial condition. At December 31, 2021, scheduled debt maturities in 2022 totaled $412 million, including $349 million of outstanding commercial paper.
On January 26, 2022, the Company completed the acquisition of Ball Metalpack for $1.35 billion in cash, subject to customary adjustments, including for working capital, cash and indebtedness. The acquisition was funded in part by proceeds from the Company's $1.2 billion green bond issuance, completed on January 21, 2022, together with borrowings under a new $300 million term loan facility and commercial paper borrowings.
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
We maintain and have access to sensitive, confidential, proprietary and personal data and information that is subject to privacy and security laws, regulations and customer controls. This data and information is subject to the risk of intrusion, tampering and theft. Although we develop and maintain systems to prevent such events from occurring, the development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts to protect such sensitive, confidential or personal data or information, our facilities and systems and those of our customers, suppliers and third-party service providers may be vulnerable to security breaches, misplaced or lost data, and programming and/or user errors that could lead to the compromise of sensitive, confidential, proprietary or personal data and information. Similar security threats exist with respect to the IT systems of our lenders, suppliers, consultants, advisors and other third parties with whom we conduct business. Additionally, we provide confidential, proprietary and personal information to third parties when it is necessary to pursue business objectives and there is a risk that the confidentiality of data held by third parties may be compromised.
We continue to see increased regulation of data privacy and security and the adoption of more stringent subject matter specific state laws and national laws regulating the collection and use of data, as well as security and data breach obligations – including, for example, the General Data Protection Regulation in the EU, the Cyber Security Law in China, the General Data Protection Law in Brazil, the state of California's California Consumer Privacy Act of 2018 and California Privacy Rights Act of 2020, and additional state privacy and data protection laws in Virginia and Colorado, each of which will come into full effect in 2023. It is likely that new laws and regulations will continue
16 FORM 10-K SONOCO 2021 ANNUAL REPORT

to be adopted in the United States and internationally, and existing laws and regulations may be interpreted in new ways that would affect our business. Although we take reasonable efforts to comply with all applicable laws and regulations, the uncertainty and changes in the requirements of multiple jurisdictions may increase the cost of compliance, reduce demand for our services, restrict our ability to offer services in certain locations, and jeopardize business transactions across borders.
As a result of potential cyber threats and existing and new data protection requirements, we have incurred and expect to continue to incur ongoing operating costs as part of our efforts to protect and safeguard our sensitive, confidential, proprietary and personal data and information, and the sensitive, confidential, proprietary and personal data and information of our customers, suppliers and third-party service providers. These efforts also may divert management and employee attention from other business and growth initiatives. Failure to provide adequate privacy protections and maintain compliance with the new data privacy laws could result in interruptions or damage to our operations, legal or reputational risks, create liabilities for us, subject us to sanctions by national data protection regulators and result in significant penalties, and increase our cost of doing business, all of which could have a material and adverse impact on our business, financial condition and results of operations.
Risks Related to Accounting, Human Resources, Financial and Business Matters and Taxation
Changes in pension plan assets or liabilities may reduce our operating results and shareholders’ equity.
We sponsor various defined benefit plans worldwide, and have an aggregate projected benefit obligation for these plans of approximately $0.5 billion as of December 31, 2021. The difference between defined benefit plan obligations and assets (the funded status of the plans) significantly affects the net periodic benefit costs and the ongoing funding requirements of the plans. Among other factors, changes in discount rates and lower-than-expected investment returns could substantially increase our future plan funding requirements and have a negative impact on our results of operations and cash flows. As of December 31, 2021, these plans hold a total of approximately $0.4 billion in assets consisting primarily of mutual funds and fixed income securities, funding a portion of the projected benefit obligations of the plans. If the performance of these assets does not meet our assumptions, or discount rates decline, the net underfunding of the plans may increase and we may be required to contribute additional funds to these plans, and our pension expense may increase, which could adversely affect operating results and shareholders’ equity.
Our largest pension plan, the Sonoco Pension Plan for Inactive Participants (the "Inactive Plan"), was terminated effective September 30, 2019. Following completion of a limited lump sum offering in April 2021, all remaining liabilities under the Inactive Plan were settled in June 2021 through the purchase of annuities. We made additional net contributions of $124 million to the Inactive Plan in 2021 in order to be fully funded on a termination basis at the time of the annuity purchase and recognized non-cash, pretax settlement charges totaling $539 million as the lump sum payouts and annuity purchases were made.
Our ability to attract, develop and retain talented executives, managers and employees is critical to our success.
Our ability to attract, develop and retain talented employees, including executives and other key managers, is important to our business. The experience and industry contacts of our management team and other key personnel significantly benefit us, and we need expertise like theirs to carry out our business strategies and plans. We also rely on the specialized knowledge and experience of certain key technical employees. The loss of these key officers and employees, or the failure to attract and develop talented new executives, managers and employees, could have a material and adverse effect on our business. Effective succession planning is also important to our long-term success, and failure to ensure effective transfer of knowledge and smooth transitions involving key officers and employees could hinder our strategic planning and execution.
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
We have a significant amount of goodwill and other intangible assets, and a write down would negatively impact our operating results and shareholders' equity.
At December 31, 2021, the carrying value of our goodwill and intangible assets was approximately $1.6 billion. We are required to evaluate our goodwill amounts annually, or more frequently when evidence of potential impairment exists. The impairment test requires us to analyze a number of factors and make estimates that require judgment. As a result of this testing, we have in the past recognized goodwill impairment charges, and we have identified one reporting unit that is currently at risk of a significant future impairment charge if actual results fall short of expectations. Future changes in the cost of capital, expected cash flows, changes in our business strategy, and external market conditions, among other factors, could require us to record an impairment charge for goodwill, which could lead to decreased assets and reduced net income. If a significant write down were required, the charge could have a material adverse effect on our operating results and shareholders' equity.

17 FORM 10-K SONOCO 2021 ANNUAL REPORT

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
As a large multinational corporation, we are subject to U.S. federal, state and local, and many foreign tax laws and regulations, all of which are complex and subject to significant change and varying interpretations. Changes in these laws or regulations, or any change in the position of taxing authorities regarding their application, administration or interpretation, could have a material adverse effect on our business, consolidated financial condition or results of our operations. For example, in the U.S., the Biden administration has proposed several corporate tax increases, including raising the U.S. corporate income tax rate and greater taxation of international income, which, if enacted, could materially and adversely affect our tax liability. In addition, our products, and our customers’ products, are subject to import and excise duties and/or sales or value-added taxes in many jurisdictions in which we operate. Increases in these indirect taxes could affect the affordability of our products and our customers’ products, and, therefore, reduce demand.
Recently, international tax norms governing each country’s jurisdiction to tax cross-border international trade have evolved, and are expected to continue to evolve, due in part to the Base Erosion and Profit Shifting project led by the Organization for Economic Cooperation and Development (the “OECD”), an international association of 36 countries including the United States, and supported by the G20. Changes in these laws and regulations, or any change in the position of tax authorities regarding their application, administration or interpretation could adversely affect our financial results. In addition, a number of countries are actively pursuing changes to their tax laws applicable to multinational corporations.
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
Effective internal controls are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. We are required to assess the effectiveness of our internal control over financial reporting annually, as required by Section 404 of the Sarbanes-Oxley Act. We need to maintain our processes and systems and adapt them as our business grows and changes. This continuous process of maintaining and adapting our internal controls and complying with Section 404 is expensive, time-consuming and requires significant management attention. As we grow our businesses and acquire other businesses, our internal controls will become increasingly complex and we may require significantly more resources. The integration of acquired businesses, including Ball Metalpack, into our internal control over financial reporting has required, and will continue to require, significant time and resources from our management and other personnel and will increase our compliance costs. Additionally, maintaining effectiveness of our internal control over financial reporting is made more challenging by the fact that we have approximately 180 subsidiaries and joint ventures in 32 countries around the world. There is no assurance that, in the future, material weaknesses will not be identified that would cause management to change its current conclusion as to the effectiveness of our internal controls. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we could be subject to regulatory scrutiny, civil or criminal penalties or litigation. In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our financial condition, and we may be required to restate previously published financial information, which could have a material adverse effect on our operations, investor confidence in our business and the trading prices of our securities.

18 FORM 10-K SONOCO 2021 ANNUAL REPORT

Risks Related to COVID-19
The direct and indirect results of the COVID-19 pandemic may adversely affect our operations, results of our operations and our financial condition.
Globally, the impact of the COVID-19 pandemic continues to evolve. Our operations and financial performance have continued to be negatively impacted to varying degrees during 2021. For example, consumer demand for certain food and household products retreated from the elevated levels of 2020 as the pantry stocking and panic buying phenomenon experienced in 2020 normalized in 2021. In addition, the supply chain constraints and labor shortages that were seen throughout the economy contributed to a negative price/cost relationship in 2021.
We expect that the future impact of COVID-19 on our operational and financial performance will depend on the behavior of the virus and the world's reaction to it, which are highly uncertain and cannot be predicted. New variants such as Delta, Omicron, and others have caused and have the potential to cause further outbreak and economic disruption. Additionally, the effectiveness of vaccines and containment measures to mitigate the impacts of the virus on people's health and the economy could diminish resulting in decreased demand for our products and/or disruption to our operations. Recent indications of a resurgence of the virus in certain regions and the emergence of variants of the virus for which existing vaccines could be less effective have raised concerns about the re-imposition of local restrictions on business activity and a negative effect on consumer behavior that alone, or together, could impede the Company's business.
We have experienced, and may experience in the future, lower overall demand for certain of our products due to economic uncertainty and changing consumer behaviors driven by COVID-19 or reduced demand due to our customers’ supply chain issues. We have, and may continue to, experience strong headwinds related to higher supply chain costs and tight labor market due to the continued impacts of COVID-19. Inflation continues, and may continue in the future, to be rampant resulting in higher commodity and other input costs. Our production capabilities may be disrupted if we are unable to secure sufficient supplies of raw materials, if significant portions of our workforce are unable to work effectively, including because of illness, government actions or other restrictions, or if we have periods of disruptions due to deep cleaning and sanitizing our facilities. An extended period of disruption to our served markets or global supply chains could materially and adversely affect our results of operations, access to sources of liquidity and overall financial condition. In addition, an extended global recession caused by the pandemic would have an adverse impact on the Company's operations and financial condition.
On September 9, 2021, the Biden Administration announced a plan directing the Occupational Safety and Health Administration (“OSHA”) to issue an emergency temporary standard (“ETS”) requiring all private employers with 100 or more workers to mandate COVID-19 vaccinations or a weekly test for all employees. The ETS was issued on November 5, 2021. However, on January 13, 2022, the United States Supreme Court blocked the OSHA ETS from going into effect. There may be additional action required or enforcement on the part of OSHA as it relates to vaccination or testing policies. Although we cannot currently assess the impact of such potential future enforcement action by OSHA, such regulations or similar regulations in other jurisdictions could have a material and adverse effect on our results of operations, financial condition or cash flows.
Item 1B. Unresolved Staff Comments
There are no unresolved written comments from the SEC staff regarding the Company’s periodic or current Exchange Act reports.
Item 2. Properties
The Company’s corporate offices are owned and operated in Hartsville, South Carolina. There are approximately 300 owned and leased facilities used by the Company in 32 countries around the world. The majority of these facilities are located in North America. The most significant foreign geographic region in which the Company operates is Europe, followed by Asia.
The Company believes that its facilities have been well maintained, are generally in good condition and are suitable for the conduct of its business. The Company does not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.
Item 3. Legal Proceedings
The Company has been named as a potentially responsible party (PRP) at several environmentally contaminated sites not owned by the Company. All of the sites are also the responsibility of other parties. The Company’s liability, if any, is shared with such other parties, but the Company’s share has not been finally determined in most cases. In some cases, the Company has cost-sharing agreements with other PRPs relating to the sharing of legal defense costs and cleanup costs for a particular site. The Company has assumed, for accrual purposes, that the other parties to these cost-sharing agreements will perform as agreed. Final resolution of some of the sites is years away, and actual costs to be incurred for these matters in future periods is likely to vary from current estimates because of the inherent uncertainties in evaluating environmental exposures. Accordingly, the ultimate cost to the Company with respect to such sites, beyond what has been accrued as of December 31, 2021, cannot be determined.
As of December 31, 2021 and 2020, the Company had accrued $7.4 million and $8.1 million, respectively, related to environmental contingencies. The Company periodically reevaluates the assumptions used in determining the appropriate reserves for environmental matters as additional information becomes available and makes appropriate adjustments when warranted.
For further information about legal proceedings, see Note 16 to the Company's Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.
Other Legal Matters
Additional information regarding legal proceedings is provided in Note 16 to the Consolidated Financial Statements of this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

19 FORM 10-K SONOCO 2021 ANNUAL REPORT

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the New York Stock Exchange under the stock symbol “SON.” As of December 31, 2021, there were approximately 79,000 shareholder accounts. Information required by Item 201(d) of Regulation S-K can be found in Part III, Item 12 of this Annual Report on Form 10-K.

Although the ultimate determination of whether to pay dividends is within the sole discretion of the Board of Directors and is based on a variety of factors, the Company currently plans to continue paying dividends consistent with historical practice as earnings and the Company's liquidity permit. Dividends per common share were $1.80 in 2021, $1.72 in 2020 and $1.70 in 2019. On February 9, 2022, the Company declared a regular quarterly dividend of $0.45 per common share payable on March 10, 2022, to shareholders of record on February 23, 2022.

	12/16	12/17	12/18	12/19	12/20	12/21

Sonoco Products Company	$100.00	$103.92	$107.11	$128.02	$127.04	$127.71
S&P 500	$100.00	$121.83	$116.49	$153.17	$181.35	$233.41
Dow Jones US Containers & Packaging	$100.00	$119.02	$97.06	$124.80	$151.18	$167.76

20 FORM 10-K SONOCO 2021 ANNUAL REPORT

The Company made the following purchases of its securities during the fourth quarter of 2021:
Issuer purchases of equity securities

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number or Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs[1]
10/04/21 - 11/07/21	558,683	$58.81	558,683	$163,529,035
11/08/21 - 12/05/21	417,508	$61.21	417,508	$137,971,853
12/06/21 - 12/31/21	—	$—	—	$137,971,853
Total	976,191	$59.84	976,191	$137,971,853

[1]
On April 20, 2021, the Company's Board of Directors authorized the repurchase of the Company's common stock in an aggregate amount of up to $350.0 million. On October 25, 2021, the Company entered into a Rule 10b5-1 Repurchase Plan (“Repurchase Plan") with a financial institution to repurchase outstanding shares of the Company's common stock pursuant to its Board authorized repurchase program. The Company repurchased and retired 976,191 shares for $58.4 million during the fourth quarter of 2021 prior to the termination of the Repurchase Plan's trading period on November 23, 2021.

The Company did not make any unregistered sales of its securities during 2021.

Item 6. [Reserved]

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
This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2020 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
General Overview
Sonoco is a leading provider of consumer packaging, industrial products and protective packaging with approximately 300 locations in 32 countries. As previously disclosed, Sonoco changed its operating and reporting structure in January 2021 and, as a result, realigned certain of its reportable segments effective January 1, 2021. The revised structure consists of two reportable segments, Consumer Packaging and Industrial Paper Packaging, with all remaining businesses reported as All Other. The Company's former Protective Solutions and Display and Packaging segments were eliminated and the underlying businesses and their results were grouped into All Other or, in certain cases, subsumed into the remaining two segments. Changes to the Consumer Packaging segment include moving the Plastics - Healthcare Packaging and Industrial Plastics business units to All Other. The Industrial Paper Packaging segment, previously called Paper and Industrial Converted Products, remains unchanged except that it now includes the Company's fiber protective packaging business unit which was previously included in the Protective Solutions segment. All Other includes our healthcare and protective packaging businesses, including Plastics - Healthcare, Sonoco ThermoSafe, consumer and automotive molded foam, retail security packaging, and paper amenities. Prior to the divestiture of the Company's global display and packaging operations in two separate transactions, the European contract packaging business on November 30, 2020 and the U.S. display and packaging business on April 4, 2021, these businesses were also included in All Other.
Generally, the Company serves two broad end-use markets, consumer and industrial, which, period to period, can exhibit different economic characteristics from each other. Geographically, in 2021 approximately 65% of sales were generated in the United States, 17% in Europe, 7% in Asia, 4% in Canada and 7% in other regions.
The Company is a market-share leader in many of its product lines, particularly in uncoated recycled paperboard, tubes, cores, cones and composite containers. Competition in most of the Company’s businesses is intense. Demand for the Company’s products and services is primarily driven by the overall level of consumer consumption of non-durable goods; however, certain product and service groups are tied more directly to durable goods, such as appliances, automobiles and construction. The businesses that supply and/or service consumer product companies have tended to be, on a relative basis, less impacted by economic downturns than those that service industrial markets.
The primary objective of the Company’s enterprise strategy is to be the benchmark company for yield and stability in the packaging industry. Financially, the Company’s key objectives are to grow annual base operating profit and to increase returns to shareholders over the long-term. Base operating profit is a non-GAAP financial measure reflecting adjustments to the reported GAAP operating profit for certain items. For an explanation of how and why the Company uses such non-GAAP financial measures, and the types of adjustments made, see "Use of Non-GAAP Financial Measures" below. The Company intends to deliver on these objectives by focusing its capital allocation strategy on increased internal investment into its core Consumer and Industrial businesses and by consolidating around a uniform operating model to expand the Company’s competitive advantages while simplifying its structure to improve efficiency and effectiveness.
Key focus areas for the Company's operating strategy include:
> Being strategic with capital investments while maintaining a strong balance sheet
> Expanding sustainability excellence
> Expanding operational excellence
> Expanding commercial excellence
> Expanding supply chain excellence
> Executing structural transformation.

21 FORM 10-K SONOCO 2021 ANNUAL REPORT

COVID-19
Impact on Operating Results
While the social distancing response to COVID-19 has resulted in increased consumer demand for certain food and household products, COVID-19 had an overall negative impact on results in 2021 but to a much lesser extent than 2020. Consumer demand for certain food and household products retreated from the elevated levels of 2020 as the pantry stocking and panic buying phenomenon experienced in 2020 normalized in 2021. This retreat in the Consumer Packaging segment was more than offset by a return to pre-pandemic volume levels in our Industrial Paper Packaging segment. However, the supply chain constraints and labor shortages that were seen throughout the economy contributed to a negative price/cost relationship.
As the pandemic wanes, the Company expects sales volume, excluding acquisitions, to modestly increase. Sales volume of at-home food packaging is expected to continue to normalize while demand in other consumer market segments picks up. Volume in our Industrial Paper Packaging businesses as well as All Other is expected to improve. The Company expects COVID-19 induced and other inflationary pressures to flatten out in 2022 and for selling prices to improve resulting in a favorable price/cost relationship.
Financial Flexibility and Liquidity
Sonoco has maintained a strong balance sheet and substantial liquidity in the form of cash, cash equivalents and revolving credit facilities, as well as the ability to issue commercial paper and to access liquidity in the banking and debt capital markets. The following actions taken in 2021 largely related to the Company's efforts to reposition its cash balances and debt portfolio in anticipation of a waning of the COVID-19 pandemic:
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
Following the actions above, at December 31, 2021, the Company had approximately $171 million in cash and cash equivalents on hand and $750 million in committed availability under its revolving credit facility, of which $401 million was available for draw down net of $349 million of outstanding commercial paper. At December 31, 2021, scheduled debt maturities in 2022 totaled approximately $412 million, including outstanding commercial paper. The Company believes cash on hand and available credit, combined with expected net cash flows generated from operating and investing activities, will provide sufficient liquidity to cover these and other cash flow needs of the Company over the course of 2022 and beyond. For additional information concerning the Company's liquidity, including debt transactions occurring subsequent to December 31, 2021, see "Capital Resources" in this Form 10-K.
Health, Safety and Business Continuity
The health and safety of Sonoco’s associates, contractors, suppliers and the general public are a top priority. Included among the safety measures the Company implemented in consideration of COVID-19 are: conducting health screenings for personnel entering our operations, routinely cleaning high-touch surfaces, following social distancing protocols, prohibiting all non-critical business travel, and encouraging all associates who can to work from home when possible. Additionally, the Company maintains an internal site dedicated to the communication of COVID-related guidance and policies to our employees around the world.
Sonoco also has a Global Task Force to develop and implement business continuity plans to ensure its operations are as prepared as possible to be able to continue producing and shipping product to its customers without disruption. Sonoco has a diverse global supply chain and to date has not experienced significant raw material or other supply disruptions.
Use of Non-GAAP Financial Measures
To assess and communicate the financial performance of the Company, Sonoco management uses, both internally and externally, certain financial performance measures that are not in conformity with generally accepted accounting principles (“non-GAAP” financial measures). These non-GAAP financial measures reflect the Company’s GAAP operating results adjusted to remove amounts, including the associated tax effects, relating to restructuring initiatives, asset impairment charges, environmental charges, acquisition/divestiture-related costs, gains or losses from the divestiture of businesses, early extinguishment of debt, property insurance recoveries in excess of recorded losses, non-operating pension costs, certain income tax events and adjustments, and other items, if any, the exclusion of which management believes improves the period-to-period comparability and analysis of the underlying financial performance of the business. The adjusted non-GAAP results are identified using the term “base,” for example, “base earnings.” Starting in the first quarter of 2022 and going forward, the Company will also include adjustments in these non-GAAP financial measures to exclude amortization expense on acquisition intangibles. This change is being made to better align the Company's definition of base earnings with those of its peers, better reflect the Company's operating performance, and increase the usefulness of such measures to the investing community.
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
22 FORM 10-K SONOCO 2021 ANNUAL REPORT

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
Reconciliations of GAAP to base results are presented on pages 25 and 26 in conjunction with management’s discussion and analysis of the Company’s results of operations. Whenever reviewing a non-GAAP financial measure, readers are encouraged to review the related reconciliation to fully understand how it differs from the related GAAP measure. Reconciliations are not provided for non-GAAP measures related to future years due to the likely occurrence of one or more of the following, the timing and magnitude of which management is unable to reliably forecast: possible gains or losses on the sale of businesses or other assets, restructuring costs and restructuring-related asset impairment charges, acquisition/divestiture-related costs, and the tax effect of these items and/or other income tax-related events. These items could have a significant impact on the Company's future GAAP financial results.
2021 Overview
Management's primary focus areas in 2021 were managing through challenges of the COVID-19 pandemic, generating profitable growth, improving margins, and enhancing the Company's sustainability. Overall, management was expecting relatively flat net sales. Divestitures and acquisitions were expected to have a net negative impact as sales lost due to the divestiture of the Company's European contract packaging business were expected to be greater than the full-year impact of sales added by 2020 acquisitions. This net sales decrease was expected to be mostly offset by an organic volume increase of approximately 2.0%. Overall, the Company anticipated a negative price/cost relationship as the prices of key raw materials, such as recycled fiber and plastic resins, and freight costs were expected to rise. Manufacturing and other productivity gains were expected to offset a significant portion of the negative price/cost impact and projected increases in labor and other costs. The Company expected modest gross profit margin improvement while base operating profit as a percent of sales was expected to remain flat.
In line with expectations, divestitures, net of acquisitions, decreased sales by $337.2 million. However, the Company exceeded its organic growth projection which, adjusted for the disposition of the global display and packaging business, was 2.9%. This growth combined with increased selling prices, mostly implemented to recover rising raw material and other costs, led to an overall sales increase of 6.7%.
GAAP operating profit increased $129.0 million from 2020 largely driven by lower restructuring and asset impairment charges as well as a non-recurring loss on the 2020 sale of the Company’s European contract packaging business. In 2021, the Company recorded after-tax asset impairment and restructuring charges of $8.8 million compared to $112.7 million in 2020. The 2020 charges were largely attributable to its Plastics - Food thermoforming operations on the west coast of the United States and in Mexico. Despite the increase in GAAP operating profit, total segment operating profit (referred to as base operating profit) decreased 2.2%. This decline was driven by a negative price/cost environment, increases in labor and other costs, and the negative impact of divestitures (net of acquisitions). These negative factors were only partially offset by productivity improvements and higher volumes.
Gross profit in 2021 was $1,061.9 million, compared with $1,046.3 million in 2020. Despite the small increase, gross profit as a percentage of sales declined to 19.0%, compared to 20.0% in 2020. This margin percentage reduction was the result of a negative price cost environment as the Company was unable to fully recover rising material and other operating costs. GAAP selling, general and administrative (SG&A) expenses increased $29.7 million driven by more-normalized expenses for medical benefits, strategic information technology activity, and higher acquisition and divestiture transaction costs. Despite this increase, SG&A expenses as a percentage of sales were flat in 2021 compared to 2020.
Pursuant to a resolution approved by the Company's Board of Directors, the Sonoco Pension Plan for Inactive Participants (the "Inactive Plan") was terminated effective September 30, 2019. Following completion of a limited lump-sum offering in April 2021, the Company settled all remaining liabilities under the Inactive Plan through the purchases of annuities in June 2021. The Company made additional contributions to the Inactive Plan totaling approximately $124 million in 2021 in order to be fully funded on a termination basis at the time of the annuity purchase.
Excluding settlement charges of $550.7 million, the Company recorded 2021 pension and postretirement benefit expenses of approximately $44.9 million, compared with $58.0 million during 2020. The decreased expense was primarily the result of recognizing only a partial year of expenses for the Inactive Plan due to its settlement in June 2021. The aggregate net unfunded position of the Company’s various defined benefit plans decreased to $97 million at the end of 2021 compared with $294 million at the end of 2020. This decrease reflects current-year contributions and investment returns as well as lower plan liabilities resulting from higher year-over-year discount rates.
Net (loss)/income attributable to Sonoco (GAAP earnings) was $(85.5) million for the year ended December 31, 2021, compared with $207.5 million for the year ended December 31, 2020, a year-over-year decrease of $(292.9) million, reflecting the above-mentioned pension settlement charges in 2021. GAAP earnings represented (1.5)% of sales in 2021 compared to 4.0% of sales in 2020.
Although base operating profit declined somewhat, base earnings attributable to Sonoco increased 3.0%, or $10.2 million, year over year, reflecting lower net interest expense and a lower effective base income tax rate.
The effective tax rate on GAAP earnings was 41.9%, compared with 20.7% in 2020, and the effective tax rate on base earnings was 23.6%, compared with 25.1% in 2020. The higher 2021 GAAP effective tax rate primarily resulted from a combination of the regular tax benefit recognized on the Company's reported pretax loss together with a discrete tax benefit from the realization of additional foreign tax credits generated by an amendment of the Company's 2017 US income tax return.
During 2021, the Company made significant progress on Project Horizon, a $125 million project to transform the corrugated medium machine in Hartsville, South Carolina, to produce uncoated recycled paperboard ("URB"). Project Horizon also includes a new finished goods warehouse on the Hartsville campus as well as other infrastructure improvements to the Hartsville paper manufacturing complex. Project Horizon began in the last half of 2020 and is expected to be completed in the third quarter of 2022. The new URB machine is being designed with the goal of being the largest and lowest-cost producer of URB in the world, with a targeted annual production capacity of 180,000 tons, and capable of producing a wide range of high-value paper grades to service the Company's Industrial Paper Packaging businesses and external trade customers. Project Horizon is expected to drive significant annualized cost savings beginning in 2023.
On April 4, 2021, the Company completed the sale of its U.S. display and packaging business, part of the All Other group of businesses, to Hood Container Corporation for $80.0 million in cash. This business provided design, manufacturing and fulfillment of point-of-purchase displays, as well as contract packaging services, for consumer product customers and had approximately 450 employees. Its operations included eight manufacturing and fulfillment facilities and four sales and design centers.
23 FORM 10-K SONOCO 2021 ANNUAL REPORT

On December 19, 2021, the Company entered into a definitive agreement to acquire Ball Metalpack Holding, LLC ("Ball Metalpack"), a leading manufacturer of sustainable metal packaging for food and household products and the largest aerosol can producer in North America, for $1.35 billion in cash subject to customary adjustments, including for working capital, cash and indebtedness. Ball Metalpack was formed in 2018 and consists of eight manufacturing plants in the United States, and is headquartered in Broomfield, Colorado. This acquisition fits the Company's strategy of investing in its core businesses as it complements our largest Consumer Packaging franchise – global rigid paper packaging. In addition, it further expands the Company's sustainable packaging portfolio with metal packaging. The acquisition of Ball Metalpack was completed on January 26, 2022. See Note 20 to the Consolidated Financial Statements for additional information.
The Company generated $298.7 million in cash from operations during 2021, compared with $705.6 million in 2020. The primary drivers of the decrease were the cash contributions to the Inactive Plan in 2021 to fully fund the plan prior to its settlement, and higher levels of working capital driven by increased business activity, inflation, and supply chain dynamics that affected customer demand and resulted in fluctuating inventory levels. Cash generated from operations also declined due to the payment of a portion of social security taxes previously deferred pursuant to the CARES Act and increased cash paid for taxes as the tax benefit from the 2021 funding of the Inactive Plan was deducted on the Company's 2020 tax return.
Acquisitions and Divestitures
Acquisitions
The Company completed four acquisitions during 2021 at a net cash cost of $20.7 million. On December 30, 2021, the Company completed the acquisition of a recycling facility from American Recycling of Western North Carolina, LLC, a privately held company, for total cash consideration of $6.3 million. The facility, located in Asheville, North Carolina, primarily services western North Carolina and upstate South Carolina for the processing of recycled materials. On November 8, 2021, the Company completed the acquisition of D&W Paper Tube Inc., a privately owned manufacturer of paper tubes and cardboard cores, serving the carpet and textile industries and consisting of two manufacturing facilities in Chatsworth, Georgia, for total cash consideration of $12.8 million. On August 3, 2021, the Company completed the acquisition of Allied Packaging, a privately owned manufacturer of paper packaging and related manufacturing equipment, consisting of a single manufacturing facility in Sydney, Australia, for total cash consideration of $0.8 million, and on March 8, 2021, the Company completed the acquisition of TuboTec, a small tube and core operation in Brazil, for total cash consideration of $0.8 million. The financial results of all these acquired operations are included in the Company's Industrial Paper Packaging segment from the date acquired.
As discussed above, on December 19, 2021, the Company entered into a definitive agreement to acquire Ball Metalpack. The acquisition of Ball Metalpack was completed on January 26, 2022. See Note 20 to the Consolidated Financial Statements for further information about this acquisition and other subsequent events.
Divestitures
On September 30, 2021, the Company completed the sale of its Plastics - Food thermoforming operation in Wilson, North Carolina to Placon for net cash proceeds of $3.5 million, resulting in the recognition of a gain on the sale of $0.1 million, before tax.
On April 4, 2021, the Company completed the divestiture of its U.S. display and packaging business, part of the All Other group of businesses, to Hood Container Corporation for $80 million in cash. This business provided design, manufacturing and fulfillment of point-of-purchase displays, as well as contract packaging services, for consumer product customers and had approximately 450 employees. Its operations included eight manufacturing and fulfillment facilities and four sales and design centers. Net cash proceeds of $79.7 million were received on April 5, 2021. The final working capital settlement occurred in the third quarter of 2021 with the Company receiving additional cash proceeds of $2.0 million and the buyer assuming certain liabilities totaling $0.8 million. As a result, the Company recognized a net loss on the sale of the U.S. display and packaging business totaling $2.8 million, before tax.
The divestiture of the U.S. display and packaging business was preceded by the November 30, 2020 divestiture of the Company's European display and packaging business. The decision to sell its global display and packaging businesses was part of the Company's efforts to simplify its operating structure to focus on growing its core Consumer and Industrial packaging businesses around the world. These sales are not expected to notably affect consolidated operating margin percentages, nor do they represent a strategic shift for the Company that will have a major effect on the entity’s operations and financial results. Consequently, the sales did not meet the criteria for reporting as discontinued operations. The net proceeds from the sales were used for general corporate purposes.
The Company continually assesses its operational footprint as well as its overall portfolio of businesses and may consider the divestiture of plants and/or business units it considers to be suboptimal or nonstrategic. See Note 3 to the Consolidated Financial Statements for further information about acquisitions and divestitures.
Restructuring and Asset Impairment Charges
Due to its geographic footprint (approximately 300 locations in 32 countries) and the cost-competitive nature of its businesses, the Company frequently seeks more cost-effective means and structures to serve its customers, to improve profitability, and to respond to fundamental changes in its markets. As such, restructuring costs have been and are expected to be a recurring component of the Company’s operating costs. The amount of these costs can vary significantly from year to year depending upon the scope and location of the restructuring activities.
24 FORM 10-K SONOCO 2021 ANNUAL REPORT

The following table summarizes the impact of restructuring and asset impairment charges for each of the years presented:

	Year Ended December 31,
Dollars in thousands	2021	2020	2019
Restructuring and restructuring-related asset impairment charges	$9,176	$67,729	$44,819
Other asset impairments	5,034	77,851	15,061
Restructuring/Asset impairment charges	$14,210	$145,580	$59,880
During 2021, the Company recognized severance charges for employees terminated as a result of various plant closures, employees impacted by Project Horizon, and employees whose positions were eliminated in conjunction with the Company's ongoing organizational effectiveness efforts. In addition, the Company recognized gains from the sale of real estate in the Industrial Paper Packaging segment and gains from the sale of other assets impaired in the prior year as a result of consolidations in the Company's Plastics - Food thermoforming operations. The Company recognized other asset impairment charges totaling $5.0 million in the year ended December 31, 2021. These charges consisted of fixed asset impairments in the Company's Plastics - Food thermoforming operations, part of the Consumer Packaging segment, and in the temperature-assured packaging business, part of the All Other group of businesses.
During 2020, the Company announced the closures of a paper mill in Canada, a paper machine in the United States, a cone operation in Europe and four tube and core plants, one in Europe and three in the United States (all part of the Industrial Paper Packaging segment); and the closure of a paperboard specialties plant in the United States (part of the All Other group of businesses). Restructuring actions in the Consumer Packaging segment included the closure of two graphic design operations, one in the United States and one in the United Kingdom, and the consolidation in the Company's Plastics - Food thermoforming operations on the west coast of the United States and in Mexico. This consolidation resulted in the closure of a manufacturing facility in the United States and the conversion of a manufacturing facility in Mexico into a warehouse and distribution center. During the fourth quarter of 2020, the Company recognized other asset impairments totaling $77.9 million on certain long-lived, intangible, and right of use assets, primarily in the Company's Plastics - Food thermoforming operations. In addition, the Company continued to realign its cost structure, resulting in the elimination of approximately 275 positions.
The Company expects to recognize future additional costs totaling approximately $2.0 million in connection with previously announced restructuring actions. The Company believes that the majority of these charges will be incurred and paid by the end of 2022. The Company regularly evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions are likely to be undertaken. Restructuring and asset impairment charges are subject to significant fluctuations from period to period due to the varying levels of restructuring activity and the inherent imprecision in the estimates used to recognize the impairment of assets and the wide variety of costs and taxes associated with severance and termination benefits in the countries in which the Company operates.
See Note 4 to the Consolidated Financial Statements for further information about restructuring activities and asset impairment charges.
Reconciliations of GAAP to Non-GAAP Financial Measures
The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures for each of the years presented:

	For the year ended December 31, 2021
Dollars and shares in thousands, except per share data	GAAP	Restructuring/ Asset Impairment(1)	Acquisition/Divestiture Related Costs(2)	Other Adjustments(3)	Base
Operating profit	$486,853	$14,210	$17,722	$(3,420)	$515,365
Non-operating pension costs	568,416	—	—	(568,416)	—
Interest expense, net	59,235	—	—	2,165	61,400
Loss from the early extinguishment of debt	20,184	—	—	(20,184)	—
(Loss)/Income before income taxes	(160,982)	14,210	17,722	583,015	453,965
(Benefit from)/Provision for income taxes	(67,430)	5,363	3,535	165,531	106,999
(Loss)/Income before equity in earnings of affiliates	(93,552)	8,847	14,187	417,484	346,966
Equity in earnings of affiliates, net of tax	10,841	—	—	(1,394)	9,447
Net (loss)/income	(82,711)	8,847	14,187	416,090	356,413
Less: Net (income) attributable to noncontrolling interests, net of tax	(2,766)	—	—	2,052	(714)
Net (loss)/income attributable to Sonoco	(85,477)	8,847	14,187	418,142	355,699
Diluted weighted average common shares outstanding(4):	99,608			469	100,077
Per diluted common share	$(0.86)	$0.09	$0.14	$4.18	$3.55

25 FORM 10-K SONOCO 2021 ANNUAL REPORT

	For the year ended December 31, 2020
Dollars and shares in thousands, except per share data	GAAP	Restructuring/ Asset Impairment(1)	Acquisition Related Costs(2)	Other Adjustments(5)	Base
Operating profit	$357,804	$145,580	$4,671	$18,934	$526,989
Non-operating pension costs	30,142	—	—	(30,142)	—
Interest expense, net	72,070	—	—	—	72,070
Income before income taxes	$255,592	$145,580	$4,671	$49,076	$454,919
Provision for income taxes	53,030	32,868	1,236	27,126	114,260
Income before equity in earnings of affiliates	$202,562	$112,712	$3,435	$21,950	$340,659
Equity in earnings of affiliates, net of tax	4,679	—	—	—	4,679
Net income	$207,241	$112,712	$3,435	$21,950	$345,338
Less: Net (income) attributable to noncontrolling interests, net of tax	222	(60)	—	—	162
Net income attributable to Sonoco	$207,463	$112,652	$3,435	$21,950	$345,500
Per diluted common share	$2.05	$1.11	$0.03	$0.22	$3.41
(1) Restructuring/Asset impairment charges are a recurring item as Sonoco’s restructuring actions usually require several years to fully implement and the Company is continually seeking to take actions that could enhance its efficiency. Although recurring, these charges are subject to significant fluctuations from period to period due to the varying levels of restructuring activity and the inherent imprecision in the estimates used to recognize the impairment of assets and the wide variety of costs and taxes associated with severance and termination benefits in the countries in which the restructuring actions occur. Additionally, 2020 includes net asset impairment charges totaling $100,242 mostly related to the Company's Plastics - Food thermoforming operations.
(2) Includes costs related to potential and actual acquisitions and divestitures.
(3) Includes non-operating pension expenses related to after-tax settlement charges of $410,417, related primarily to the settlement of the Inactive Plan in the second quarter.
(4) Due to the magnitude of certain expenses considered by management to be non-base, the Company reported a 2021 GAAP net loss attributable to Sonoco. In instances where a company incurs a net loss, including potential common shares in the denominator of a diluted earnings per-share computation will have an antidilutive effect on the per-share loss. GAAP therefore requires the exclusion of any unexercised share awards or other like instruments for purposes of calculating weighted average shares outstanding. Accordingly, the Company did not include any unexercised share awards or other like instruments in calculating weighted average shares outstanding for GAAP purposes in the table above, which resulted in basic weighted average common shares outstanding and diluted weighted average common shares outstanding being the same. However, the Company also presents base net income attributable to Sonoco, which excludes the net non-base items. In order to maintain consistency and comparability of base diluted EPS, dilutive unexercised share awards were included in the calculation to the same extent they would have been had GAAP net income attributable to Sonoco been equal to base net income attributable to Sonoco.
(5) Includes non-operating pension costs, the loss on the sale of the Company's European contract packaging business and approximately $17,400 of income tax benefits related to the sale.

Results of Operations – 2021 Versus 2020
Net (loss)/income attributable to Sonoco ("GAAP results") was a net loss of $(85.5) million ($(0.86) per diluted share) in 2021, compared with net income of $207.5 million ($2.05 per diluted share) in 2020.
The GAAP results reflect net after-tax, non-base charges totaling $441.2 million and $138.0 million in 2021 and 2020, respectively. These non-base items consisted of the following:

	For the year ended
Amounts in Millions	December 31, 2021	December 31, 2020
Non-Operating Pensions costs	$423.5	$22.2
Net recognized benefit on 2017 amended U. S. income tax return	(30.0)	—
Loss on early extinguishment of debt	15.0	—
Other non-base tax charges	15.5	—
Restructuring/Asset impairment charges	8.8	112.7
Euro derivative gain related to Euro loan repayment	(3.3)	—
Refund of foreign VAT and applicable interest	(3.1)	—
Net Loss/(Gain) on divestitures of businesses	1.2	(2.8)
Acquisition related costs	14.2	3.4
Net all other non-base charges, after tax	(0.6)	2.5
Total non-base charges, after tax	$441.2	$138.0

Adjusted for these items, base earnings in 2021 were $355.7 million ($3.55 per diluted share), compared with $345.5 million ($3.41 per diluted share) in 2020.
Both GAAP and base earnings in 2021 reflect the negative impact of price/cost which was especially impactful to our Consumer Packaging segment and our All Other group as the Company was not able to fully recover plastic resin and steel inflation. Additionally, wage and other cost inflation, along with the negative impact of divestitures (net of acquisitions), also drove earnings down year over year. These impacts were offset
26 FORM 10-K SONOCO 2021 ANNUAL REPORT

by productivity gains and volume/mix increase as a result of the global recovery as impact from the COVID-19 pandemic waned. However, just as the quarantines and lock downs at the start of the pandemic drove demand in our Consumer Packaging segment due to pantry stocking, the easing of these restrictions drove year-over-year sales declines for this segment as consumer demand lessened. GAAP earnings in 2021 were further unfavorably impacted by a $538.3 million increase in non-operating pension costs which was driven by the previously mentioned pension settlements. This was partially offset by a $131.4 million decrease in restructuring activity and asset write-offs.
The 2021 full-year effective tax rates on GAAP and base earnings were 41.9% and 23.6%, respectively, compared with 20.7% and 25.1%, respectively in 2020. The higher 2021 GAAP effective tax rate primarily resulted from a combination of the regular tax benefit recognized on the Company's reported pretax loss, together with a discrete tax benefit from the realization of additional foreign tax credits generated by an amendment of the Company's 2017 US income tax return.
Consolidated net sales for 2021 were $5.6 billion, a $353 million, or 6.7%, increase from 2020. The components of the sales change were:

($ in millions)
Volume/mix	$144
Selling price	504
Acquisitions and divestitures, net	(337)
Foreign currency translation and other, net	42
Total sales increase	$353
Sales volume/mix, adjusted for the display and packaging divestitures, rose approximately 2.9% driven by increases in the Industrial Paper Packaging segment and the All Other group of businesses. These increases were largely due to the global recovery from disruptions caused by the COVID-19 pandemic. Many of the Consumer Packaging segment's food packaging product lines benefited in the prior year from customers' preferences for at-home eating during the quarantines and lockdowns during the beginning of the pandemic. The easing of quarantine and lockdown restrictions in 2021 resulted in volumes declining in these businesses to levels consistent with historical sales. Selling prices were higher year over year in all segments as the Company increased prices to attempt to recover rising raw material and other costs. Divestitures, net of acquisitions, reduced comparable year-over-year sales by $337 million.
Total domestic sales were $3.7 billion, up 7.0% from 2020, as higher selling prices and demand increases in Industrial Paper Packaging and All Other businesses located in the United States more than offset domestic divestitures and demand declines for the Company's consumer products. International sales were $1.9 billion, up 6.3% from 2020. The year-over-year increase in international sales was driven by increased sales prices and higher volumes. These increases were partially offset by lost sales from divestitures, net of acquisitions.
Costs and Expenses/Margins
Despite the impact of divestitures, cost of sales increased $337.4 million in 2021, or 8.1%, from the prior year. This increase was driven by raw material, freight, and other cost increases, as well as volume increases. Gross profit margins decreased to 19.0% in 2021 from 20.0% in the prior year as cost inflation was only partially offset by productivity improvements.
Selling, general and administrative ("SG&A") expenses increased $29.7 million, or 5.6%, and were 10.0% of sales compared to 10.1% of sales in 2020. The current year increase in SG&A expenses was driven by higher costs of providing medical benefits, strategic information technology activity, and higher acquisition and divestiture-related transaction costs.
GAAP operating profit was 8.7% of sales in 2021 compared to 6.8% in 2020. Base operating profit decreased to 9.2% of sales in 2021 compared to 10.1% in 2020. GAAP operating profit increased $129.0 million and base operating profit decreased $11.6 million. The increases in 2021 GAAP operating profit and operating profit margin are largely attributable to a $131.4 million decrease in restructuring and asset impairment charges as well as an $11.8 million year-over-year decrease in losses from divestitures of businesses. The decreased base operating profit margin reflects the previously mentioned decline in gross profit margin as well as higher SG&A costs.
Restructuring and asset impairment charges totaled $14.2 million and $145.6 million in 2021 and 2020, respectively. Additional information regarding restructuring actions and asset impairments is provided in Note 4 to the Company’s Consolidated Financial Statements. Additional information regarding the loss on the sale of the Company's domestic display and packaging business as well as the loss on the sale of the European contract packaging business is provided in Note 3 to the Company’s Consolidated Financial Statements.
Non-operating pension costs increased $538.3 million in 2021 to a total of $568.4 million, compared with $30.1 million in 2020. The higher year-over-year expense is primarily due to the settlement of the Inactive Plan. Service cost, a component of net periodic benefit plan expense, is reflected in the Company's Consolidated Statements of Income with approximately 75% in cost of sales and 25% in selling, general and administrative expenses. See Note 13 to the Consolidated Financial Statements for further information on employee benefit plans.
Net interest expense totaled $59.2 million for the year ended December 31, 2021, compared with $72.1 million in 2020. The decrease was primarily due to the impact of lower average borrowings as a result of the Company's efforts to reposition its cash balances and debt portfolio in anticipation of a waning of the COVID-19 pandemic.
27 FORM 10-K SONOCO 2021 ANNUAL REPORT

Reportable Segments
The Company changed its operating and reporting structure in January 2021 and, as a result, realigned certain reportable segments effective January 1, 2021. The revised structure consists of two reportable segments, Consumer Packaging and Industrial Paper Packaging, with all remaining businesses reported as All Other. Segment financial information for prior periods has been recast to conform to the current-year presentation.
Consolidated operating profits, reported as “Operating Profit” in the Company's Consolidated Statements of Income, are comprised of the following:

($ in millions)	2021	2020	% Change
Segment operating profit:
Consumer Packaging	$252.8	$278.4	(9.2)%
Industrial Paper Packaging	218.3	176.8	23.5%
All Other	44.2	71.7	(38.4)%
Total segment operating profit	515.3	526.9	(2.2)%
Restructuring/Asset impairment charges	(14.2)	(145.6)	(90.2)%
Acquisition/(Divestiture)-related costs	(17.7)	(4.7)	276.6%
Other non-base income/(charges), net	3.4	(18.9)	(118.0)%
Consolidated operating profit*	$486.8	$357.7	36.1%
*Due to rounding, amounts above may not sum to the totals presented
Segment results viewed by Company management to evaluate segment performance do not include restructuring charges, asset impairment charges, acquisition/divestiture-related charges, gains or losses from the sale of businesses, specifically identified tax adjustments, and certain other items, if any, the exclusion of which the Company believes improves comparability and analysis. Accordingly, the term “segment operating profit” is defined as the segment’s portion of “Operating profit” excluding those items. General corporate expenses, with the exception of restructuring charges, asset impairment charges, acquisition/divestiture-related charges, net interest expense and income taxes, have been allocated as operating costs to each of the Company’s reportable segments.
See Note 18 to the Company’s Consolidated Financial Statements for more information on reportable segments.
Consumer Packaging

($ in millions)	2021	2020	% Change
Trade sales	$2,368.3	$2,229.9	6.2%
Segment operating profits	252.8	278.4	(9.2)%
Depreciation, depletion and amortization	98.7	109.3	(9.7)%
Capital spending	60.5	59.0	2.5%
Trade sales increased year over year due to sales price increases implemented to recover rising material and other operating costs. The year-over-year impact of acquisitions on sales totaled $21.7 million and included a full year of sales from Can Packaging, acquired August 3, 2020. These positive impacts were somewhat offset by volume/mix declines as volume erosion in rigid paper containers, driven by a return to more normal demand as eased restrictions related to the COVID-19 pandemic decreased consumers' preference for at-home meals. Volume/mix increases in the other businesses in the segment partially offset this year-over-year decline. Foreign currency translation increased sales by approximately $25 million year over year due to a weaker U.S. dollar. Domestic sales were approximately $1,608 million, up 1.7%, or $26 million, from 2020, while international sales were approximately $761 million, up 17.3%, or $112 million, from 2020.
Segment operating profits decreased by $25.6 million year over year and operating profit margins of 10.7% were down 181 basis points from 2020. The decreases in segment operating profits and operating profit margins were largely driven by rising material costs and volume/mix declines which were partially offset by productivity and the full-year impact of the Can Packaging acquisition.
Capital spending in the segment included numerous productivity projects and expansion of manufacturing capabilities in North America (primarily rigid paper containers and flexible packaging), Europe and Asia (primarily rigid paper containers).
Industrial Paper Packaging

($ in millions)	2021	2020	% Change
Trade sales	$2,464.3	$1,991.5	23.7%
Segment operating profits	218.3	176.8	23.5%
Depreciation, depletion and amortization	96.1	94.8	1.4%
Capital spending	150.2	87.5	71.7%
Domestic trade sales in the segment increased $244 million, or 20.7%, to $1,422 million, while international trade sales increased $229 million, or 28.2%, to $1,043 million. The increase in both domestic and international trade sales resulted from higher selling prices implemented to cover inflation on raw materials and other costs. Additionally, strong volume/mix, especially in global tubes and cores, increased sales year over year as these businesses began to recover from the effects of disruptions caused by the COVID-19 pandemic. Additionally, sales grew approximately $25 million from the positive impact of a weaker U.S. dollar year over year. Segment operating profit increased year over year, driven by volume gains, strong productivity improvements, and a positive price/cost relationship.
During 2021, the Company made significant progress on Project Horizon, its $125 million investment to transform the corrugated medium machine in Hartsville, South Carolina, to produce uncoated recycled paperboard ("URB"). Project Horizon also includes a new finished goods warehouse on the Hartsville campus as well as other infrastructure improvements to the Hartsville paper manufacturing complex. Project Horizon began in the last half of 2020 and is expected to be completed in the third quarter of 2022. The new URB machine is being designed with the goal of being the largest and lowest-cost producer of URB in the world, with a targeted annual production capacity of 180,000 tons and capable
28 FORM 10-K SONOCO 2021 ANNUAL REPORT

of producing a wide range of high-value paper grades to service the Company's Industrial Paper Packaging businesses and external trade customers. Project Horizon is expected to drive significant annualized cost savings beginning in 2023.
In addition to Project Horizon, capital spending in the segment included modifications of several paper machines in North America, numerous productivity projects, and IT investments.
All Other

($ in millions)	2021	2020	% Change
Trade sales	$757.8	$1,016.1	(25.4)%
Segment operating profits	44.2	71.7	(38.4)%
Depreciation, depletion and amortization	44.3	51.2	(13.5)%
Capital spending	22.8	24.7	(7.7)%
The main driver of the year-over-year decrease in sales was $361 million in divested sales related to the divestitures of the Company's European contract packaging and U.S. display and packaging businesses in November 2020 and April 2021, respectively. Strong volume/mix increases in the remaining businesses in the group as well as higher selling prices, implemented to offset higher raw material and other costs, somewhat offset divested sales.
All Other operating profit decreased year over year, driven by the display and packaging divestitures as well as a negative price/cost environment. Volume/mix gains and strong productivity improvements partially offset these losses.
Capital spending in the All Other group of businesses was mostly related to customer development and productivity related projects in North America, primarily in our molded foam protective packaging and temperature assured businesses.
Financial Position, Liquidity and Capital Resources
Cash Flow
Operating Activities
Cash flows from operations totaled $298.7 million in 2021 and $705.6 million in 2020. Although GAAP net (loss)/income decreased $290.0 million year-over-year, the decline was essentially offset by the year-over-year impact of increases in non-cash pension costs from pension settlement charges partially offset by lower non-cash asset impairment activity in 2021. Cash pension contributions in 2021 were $163.7 million, a year-over-year increase of $123.2 million. This increase was primarily related to funding the Inactive Plan prior to settling the plan's obligations in the second quarter of 2021. Cash paid for taxes increased $68.6 million year-over-year; 2020 tax payments benefited from a deduction related to the anticipated 2021 contributions to the Inactive Plan.
Working capital consumed $107.4 million of cash in 2021 compared to providing $51.5 million in 2020. The additional cash consumption of $158.9 million was primarily driven by recovery from disruptions caused by the COVID-19 pandemic as net working capital grew throughout the year driven by increased business activity levels, inflation, and supply chain dynamics that affected customer demand and resulted in fluctuating inventory levels.While higher raw material prices increased year-end 2021 balances for both inventory and accounts payable, the Company also made pre-buys of certain raw materials in anticipation of 2022 price increases and to mitigate stock-out risk. Accounts receivable consumed $167.6 million more cash in 2021 than in 2020 due to higher fourth-quarter sales activity compared to the prior year. The Company continued to actively manage collections and saw year-over-year improvement in its already strong customer payment terms compliance; however, offsetting this benefit was an increase in the average length of customer payment terms due largely to sales mix.
Accrued expenses and other assets and liabilities used $7.3 million of cash in 2021 compared with a $56.5 million provision of cash in 2020. The year-over-year change was largely the result of a benefit in 2020 from the deferral of payments of the Company's portion of social security taxes of approximately $32 million, pursuant to the CARES Act, while 2021 reflects the subsequent payment of one half of the deferred amount. The remaining amount deferred is expected to be paid before December 2022.
Investing Activities
Cash used by investing activities was $165.9 million in 2021, compared with $126.3 million in 2020. Capital spending was $256.0 million in 2021, compared with $194.1 million in 2020, an increase of $61.9 million primarily due to spending on Project Horizon, a $125 million project to convert our corrugated medium machine to a state-of-the-art uncoated recycled paperboard machine. Spending on acquisitions used $22.2 million of cash in 2021 compared with $49.3 million in 2020. Proceeds from the sale of businesses provided $91.6 million of cash in 2021 primarily from the sale of the Company's U.S. display and packaging business, compared to $103.4 million in 2020, principally from the sale of the Company's European contract packaging business. The Company received proceeds from the sale of assets totaling $13.2 million in 2021 compared with $13.0 million in the prior year.
Financing Activities
Net cash used by financing activities increased $350.7 million year over year as financing activities used $513.5 million of cash in 2021, compared with $162.9 million in 2020. The greater use of cash reflects a year-over-year increase in share repurchases of $209.6 million pursuant to a repurchase authorization approved by the Company's Board of Directors in April 2021. The greater use of cash also reflects higher year-over-year net debt repayments of $92.9 million in 2021 compared with 2020 and $20.1 million of excess cash costs related to the early extinguishment of debt in the current year.
Cash dividends increased 3.5% to $178.6 million in 2021 compared to $172.6 million in 2020, reflecting a full year of the $0.02 per share increase in the quarterly dividend payment approved by the Board of Directors in February 2021.
The change in outstanding checks provided cash of $7.0 million in 2021 while providing $21.0 million in the prior year. The year-over-year change is the result of the timing and size of the last accounts payable check runs in December 2021 and December 2020 relative to the Company's December 31 year end. Other financing cash flows also included $4.4 million of proceeds realized from an interest rate swap in 2021, compared with $14.5 million in 2020.
29 FORM 10-K SONOCO 2021 ANNUAL REPORT

Capital Resources
Current assets decreased year over year by $171.9 million to $1,658.7 million at December 31, 2021, and current liabilities increased by $14.1 million to $1,525.8 million, resulting in a decrease in the Company’s ratio of current assets to current liabilities to 1.1 at December 31, 2021 from 1.2 at December 31, 2020. Current assets were lower due to a decrease in cash largely stemming from repurchases of the Company's common stock in 2021, contributions to the Inactive Plan, and greater year-over-year net repayments of debt. The decrease in cash was partially offset by increases in accounts receivable and inventory. Current liabilities were higher year over year primarily due to an increase in accounts payable, partially offset by a reduction in accrued expenses as a result of funding the outstanding liabilities of the Inactive Plan pursuant to settling the obligations of the plan through lump sum payments and the purchase of annuities during the second quarter of 2021.
The Company’s cash balances are held in numerous locations throughout the world. At December 31, 2021 and 2020, approximately $154.4 million and $170.8 million, respectively, of the Company’s reported cash and cash equivalents balances of $171.0 million and $564.8 million, respectively, were held outside of the United States by its foreign subsidiaries. Cash held outside of the United States is available to meet local liquidity needs, or for capital expenditures, acquisitions, and other offshore growth opportunities. As the Company has maintained sufficient domestic liquidity through a combination of operating cash flow generation and access to bank and capital markets borrowings, we have generally considered our foreign unremitted earnings to be indefinitely invested outside the United States and currently have no plans to repatriate such earnings, other than excess cash balances that can be repatriated at minimal tax cost. Accordingly, as of December 31, 2021, the Company is not providing for taxes on these amounts for financial reporting purposes. Computation of the potential deferred tax liability associated with unremitted earnings considered to be indefinitely reinvested is not practicable.
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
The Company, as part of its ongoing efforts to improve cash flow and related liquidity, works with suppliers to improve its terms and conditions, including extending payment terms. Beginning in 2020, the Company started facilitating a voluntary supply chain financing program (the "program") to provide certain suppliers with the opportunity to sell receivables due from the Company to the program's participating financial institution. Such sales are conducted at the sole discretion of both the suppliers and the financial institution on a non-recourse basis at a rate that leverages the credit rating of the Company and thus might be more beneficial to the supplier. No guarantees are provided by the Company or any of its subsidiaries under the program. Responsibility is limited to making payment on the terms originally negotiated with suppliers, regardless of whether those suppliers sell the receivables to the financial institution. The Company does not enter into any agreements with suppliers regarding their participation in the program. All outstanding amounts owed under the program are recorded within trade accounts payable. The amount owed to the participating financial institution under the program and included in accounts payable for continuing operations was $47 million at December 31, 2021. The Company accounts for all payments made under the program as a reduction to cash flows from operations and reports them within "changes in payable to suppliers" in the Consolidated Statements of Cash Flows. The total amount settled through the program and paid by the Company to the participating financial institution was $178 million during 2021 and $50 million during 2020, the first year of the program. The Company expects that the amounts settled through the program will continue to grow in 2022 and future periods. A downgrade in the Company's credit rating or changes in the financial markets could limit financial institutions’ willingness to commit funds to, and participate in, the program. However, the Company does not believe a reduction in, or the elimination of, the program would have a material impact on its working capital or cash flows.
The Company’s total debt at December 31, 2021, was $1,611 million, a year-over-year decrease of $90 million. The year-over-year change includes the following actions taken in 2021 related to the Company's efforts to reposition its cash balances and debt portfolio in anticipation of a waning of the COVID-19 pandemic:
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
Following the actions above, at December 31, 2021, the Company had approximately $171 million in cash and cash equivalents on hand, $750 million in committed availability under its revolving credit facility, of which $401 million was available for drawdown, net of $349 million of outstanding commercial paper balances. The Company has the contractual right to draw funds directly on the underlying revolving credit facility, which could possibly occur if there were a disruption in the commercial paper market. Scheduled debt maturities in 2022 total approximately $412 million, including outstanding commercial paper. The Company believes cash on hand and available credit, combined with expected net cash flows generated from operating and investing activities, will provide sufficient liquidity to cover these and other cash flow needs of the Company over the course of 2022 and beyond.
As of December 31, 2021, the Company had scheduled debt maturities of $411.5 million in 2022, including $349.0 million of commercial paper, and had scheduled debt maturities of $8.0 million, $6.1 million and $5.3 million in 2023, 2024 and 2025, respectively. See Note 9 to the Consolidated Financial Statements for additional information regarding the Company's contractual principal debt maturities.
On January 21, 2022, subsequent to the end of the fiscal year, the Company completed its inaugural offering of green bonds to support the Company's sustainability strategy. The aggregate principal amount of the unsecured notes totaled $1.2 billion, consisting of $400 million aggregate principal amount of 1.800% Notes due 2025, $300 million aggregate principal amount of 2.250% Notes due 2027, and $500 million aggregate principal amount of 2.850% Notes due 2032. Also on January 21, 2022, the Company entered into a $300 million term loan facility maturing in January 2025 with a syndicate of eight banks. The funds from this facility were drawn on January 26, 2022 and used, along with a portion of the net proceeds from the bonds and commercial paper borrowings, to fund the acquisition of Ball Metalpack, which was consummated the same day. See Note 20 to the Consolidated Financial Statements for additional information about these subsequent events.
The Company's contractual obligation maturities for interest payments on outstanding fixed-rate, long-term debt, including the notes issued on January 21, 2022, as well as financing fees on the backstop line of credit, are expected to total approximately $76.4 million in 2022, $78.2 million in both 2023 and 2024, and $72.2 million in 2025.

30 FORM 10-K SONOCO 2021 ANNUAL REPORT

Capital spending is expected to total approximately $325 million in 2022, higher than 2021, due to expected spending on projects that had been planned for 2021, but were delayed, anticipated capital investments at Ball Metalpack, and continued spending on Project Horizon, which is expected to total approximately $50 million in 2022. Consistent with its past practice, the Company expects to continue investing in its capital assets in subsequent periods but does not currently have significant contractual commitments.
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
The net underfunded position of the Company’s various U.S and international defined benefit pension and postretirement plans was $97 million at the end of 2021, compared with $294 million at the end of 2020. The decrease of $197 million reflects the final settlement of the liabilities of the Inactive Plan during 2021. The Inactive Plan was terminated effective September 30, 2019, and the liabilities settled through a combination of a limited lump-sum offering in April 2021 and annuity purchases in June 2021. The Company contributed approximately $164 million to its benefit plans in 2021, including $124 million to the Inactive Plan in order to be fully funded on a termination basis at the time of the annuity purchase. The Company realized a cash tax benefit of approximately $38 million in 2020 on the Inactive Plan contributions that were deductible in its 2020 income tax filings. Contributions to the Company's benefit plans in 2022, including the Sonoco Retirement Contribution ("SRC"), are expected to total approximately $38 million. Future funding requirements will depend largely on actual investment returns, future actuarial assumptions, legislative actions, and changes to the Company's benefit offerings.
In October 2021, the Company's Board of Directors approved an amendment to the Sonoco Retirement and Savings Plan to eliminate the SRC and to increase the Company's 401(k) matching contribution to 100% of the first 6% of eligible contributions effective as of December 31, 2021. The amendment is expected to be neutral to total expense in 2022. However, the Company's operating cash flow is expected to be negatively affected in 2022 as it will reflect both the annual funding of the SRC earned in 2021 and the higher 401(k) matching contributions.
Total equity decreased $61 million during 2021 as other comprehensive income of $397 million and stock-based compensation of $23 million were offset by a net loss of $83 million, dividends of $180 million and share repurchases of $218 million. The primary components of other comprehensive income were a $76 million translation loss from the impact of a stronger U.S. dollar on the Company’s foreign investments and the reclassification of actuarial losses in the Company’s defined benefit plans totaling $471 million, net of tax, from accumulated other comprehensive loss to net income, primarily relating to the settlement of the Inactive Plan in the second quarter of 2021.
On April 20, 2021, the Company’s Board of Directors authorized the repurchase of the Company's common stock up to an aggregate amount of $350 million. The Company purchased a total of 3.29 million shares under this authorization during 2021 at a cost of $212 million. Accordingly, a total of $138 million remained available for share repurchases under this authorization at December 31, 2021.
Although the ultimate determination of whether to pay dividends is within the sole discretion of the Board of Directors and is based on a variety of factors, the Company plans to continue paying dividends consistent with historical practice as earnings and the Company's liquidity permit. Dividends per common share were $1.80 in 2021, $1.72 in 2020 and $1.70 in 2019. On February 9, 2022, the Company declared a regular quarterly dividend of $0.45 per common share payable on March 10, 2022, to shareholders of record on February 23, 2022.
The Company routinely enters into leasing arrangements for real estate (including manufacturing facilities, office space, warehouses, and packaging centers), transportation equipment (automobiles, forklifts, and trailers), and office equipment (copiers and postage machines). Lease contracts with a term of 12 months or less are not recorded on the consolidated balance sheet. Leased assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation arising from the lease. Leased assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Most real estate leases, in particular, include one or more options to renew, with renewal terms that can extend the lease term from one to 50 years. For additional information regarding the Company's contractual lease obligations, see Note 7 to the Consolidated Financial Statements.
As of December 31, 2021, the Company had long-term obligations to purchase electricity and steam, which it uses in its production processes, as well as long-term purchase commitments for certain raw materials, principally old corrugated containers. For additional information regarding the Company's purchase commitment obligations, see Note 16 to the Consolidated Financial Statements.
Risk Management
As a result of operating globally, the Company is exposed to changes in foreign exchange rates. The exposure is well diversified, as the Company’s facilities are located throughout the world, and the Company generally sells in the same countries where it produces with both revenue and costs transacted in the local currency. The Company monitors these exposures and may use foreign currency forward contracts and other risk management instruments to manage exposure to changes in foreign currency cash flows and the translation of monetary assets and liabilities on the Company’s consolidated financial statements by hedging a portion of forecasted transactions that are denominated in foreign currencies, foreign currency assets and liabilities or net investment in foreign subsidiaries. The Company’s foreign operations are exposed to political, geopolitical and cultural risks, but the risks are mitigated by diversification and the relative stability of the countries in which the Company has significant operations.
Due to the highly inflationary economy in Venezuela, the Company considers the U.S. dollar to be the functional currency of its Venezuelan operations and uses the official exchange rate when remeasuring the financial results of those operations. Economic conditions in Venezuela have worsened considerably over the past several years and there is no indication that conditions are due to improve in the foreseeable future. Further deterioration could result in the recognition of an impairment charge or a deconsolidation of the subsidiary. At December 31, 2021, the carrying value of the Company's net investment in its Venezuelan operations was approximately $1.9 million. In addition, at December 31, 2021, the Company's Accumulated Other Comprehensive Loss included a cumulative translation loss of $3.8 million related to its Venezuela operations which would need to be reclassified to net income in the event of a complete exit of the business or a deconsolidation of these operations.
The Company has operations in the United Kingdom and elsewhere in Europe that had the potential to be impacted by the exit of the U.K. from the European Union (Brexit) at the end of January 2020 and the new E.U.-U.K. Trade and Cooperation Agreement which went into effect December 31, 2020. Our U.K. operations developed contingency plans regarding potential customs clearance issues, tariffs and other uncertainties resulting from Brexit and the new agreement with the European Union. Although it is difficult to predict all of the possible future impacts to our supply chain or in our customers' downstream markets, the operational impacts subsequent to Brexit have been minor. The Company has evaluated the future potential operational impacts and uncertainties of Brexit and continues to believe that the likelihood of a material impact on our future results of operations is low. Although there are some cross-border sales made out of and into the U.K., most of what the Company produces in the U.K. is also sold in the U.K. and the same is true for continental Europe. In some cases, companies that have been
31 FORM 10-K SONOCO 2021 ANNUAL REPORT

importing from Europe into the U.K. are now seeking local sources, which has actually been positive for our U.K. operations. Our annual revenue in 2021 for our U.K. businesses totaled approximately $144 million on a standalone basis. Although Brexit could have broad-reaching effects beyond just in the U.K. itself, we believe our exposure to this uncertainty is limited.
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
At December 31, 2021, the Company had derivative contracts outstanding to hedge the price on a portion of anticipated natural gas purchases. These contracts, which qualify as cash flow hedges, included natural gas swaps covering approximately 1.7 million metric million British thermal units ("MMBTUs"). In addition, at December 31, 2021, the Company had certain other commodity contracts outstanding to manage the cost of anticipated natural gas purchases for which the Company does not apply hedge accounting. These contracts consist of natural gas swaps covering approximately 3.9 million MMBTUs. The Company's designated and non-designated natural gas derivative contracts total approximately 73% of anticipated natural gas usage in North America for 2022.
The Company routinely enters into forward contracts to economically hedge the currency exposure of intercompany debt and foreign currency denominated receivables and payables. The Company does not apply hedge accounting treatment under ASC 815 for these instruments. As such, changes in fair value are recorded directly to income and expense in the periods that they occur. At December 31, 2021, the total notional amount of these contracts, in U.S. dollar terms, was $81 million, of which $13 million related to the Canadian dollar, $24 million to the Mexican peso, $23 million to the Polish Zloty, $7 million to the Colombian Peso, $9 million to the Euro and $5 million to all other currencies.
On January 21, 2022, the Company completed a registered public offering of unsecured bonds including $500 million aggregate principal amount of 2.850% Notes due 2032 (the"2032 Notes"), maturing on February 1, 2032. On December 29, 2021, the Company entered into treasury lock derivative instruments with two banks, with a notional principal amount of $150 million each, with the risk management objective of reducing the Company's exposure to increases in the underlying Treasury index up to the date of pricing of the 2032 Notes. The fair value of the contracts was a net loss position of $(0.6) million at December 31, 2021. The derivatives were settled when the bonds priced on January 11, 2022, with the Company recognizing a gain on the settlement of $5.2 million.
The total fair market value of the Company's derivatives was a net favorable position of $1.5 million and $0.6 million at December 31, 2021 and December 31, 2020, respectively. Derivatives are marked to fair value using published market prices, if available, or using estimated values based on current price quotes and a discounted cash flow model. See Note 10 to the Consolidated Financial Statements for more information on financial instruments.
As a result of the weakening global economy due to the COVID-19 pandemic, the Company increased its allowance for cumulative expected credit losses by $0.4 million and $0.3 million during 2021 and 2020, respectively. Continued weakness in the economy may require additional charges to be recognized in future periods.
The Company is subject to various federal, state and local environmental laws and regulations in the United States and in each of the countries where we conduct business, concerning, among other matters, solid waste disposal, wastewater effluent and air emissions. Although the costs of compliance have not been significant due to the nature of the materials and processes used in manufacturing operations, such laws also make generators of hazardous wastes and their legal successors financially responsible for the cleanup of sites contaminated by those wastes. The Company has been named a potentially responsible party at several environmentally contaminated sites. These regulatory actions and a small number of private party lawsuits are believed to represent the Company’s largest potential environmental liabilities. The Company has accrued $7.4 million at December 31, 2021, compared with $8.1 million at December 31, 2020, with respect to these sites. See “Environmental Charges,” Item 3 – Legal Proceedings and Note 16 to the Consolidated Financial Statements for more information on environmental matters.
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
32 FORM 10-K SONOCO 2021 ANNUAL REPORT

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
When performing a quantitative analysis, the Company estimates the fair value of its reporting units using a discounted cash flow model based on projections of future years’ operating results and associated cash flows. The Company's assessments reflected a number of significant management assumptions and estimates including the Company's forecast of sales growth, gross profit margins and discount rates, which are validated by observed comparable trading and transaction multiples based on guideline public companies. The Company’s model discounts projected future cash flows, forecasted over a seven-year period, with an estimated residual growth rate. The Company’s projections incorporate management’s estimates of the most-likely expected future results. Projected future cash flows are discounted to present value using a discount rate that management believes is appropriate for the reporting unit.
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
33 FORM 10-K SONOCO 2021 ANNUAL REPORT

Although beginning to benefit from the economic recovery, the results of the Plastics – Healthcare reporting unit have been negatively impacted by end-market weakness due to the COVID-19 pandemic. In addition, the unit is facing near-term headwinds from higher raw material and other cost increases. Assuming COVID-19 infection rates continue to decline, management expects market demand will improve over the coming year and that selling price increases and/or cost reductions, including restructuring actions and investments in production efficiency projects, will mitigate the impacts of recent raw material and other cost inflation. However, should it become apparent that the ongoing post-COVID-19 recovery is likely to be significantly weaker, delayed, or prolonged compared to management’s current expectations, significant negative price/cost relationships will persist over the long-term, or profit margins do not improve as expected, goodwill impairment charges may be possible in the future. Total goodwill associated with the Plastics – Healthcare reporting unit was $64.3 million at December 31, 2021. Based on the most-recent annual impairment test, the estimated fair value of the Plastics – Healthcare reporting unit exceeded its carrying value by 13.3%.
Sensitivity Analysis
In its 2021 annual goodwill impairment analysis, projected future cash flows for the Plastics - Healthcare reporting unit were discounted at 8.3%. Based on the discounted cash flow model and holding other valuation assumptions constant, projected operating profits across all future periods would have to be reduced approximately 13.0%, or the discount rate increased to 9.3%, in order for the estimated fair value of the reporting unit to fall below its carrying value.
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
Stock-Based Compensation Plans
The Company utilizes share-based compensation in the form of restricted stock units, performance contingent restricted stock units, and other share-based awards. The amount of share-based compensation expense associated with performance contingent restricted stock units is based on estimates of future performance using measures defined in the stock plan descriptions for each award granted. As of December 31, 2021, these performance measures include the following:
•Base earnings per share — three-year sum of forecasted future and historical annual base earnings per share for the three-year measurement period associated with each award;
•Return on invested capital — three-year simple average calculated using the annual returns calculated by dividing 1) net base operating profit after tax (derived from historical or projected base earnings) by 2) the average of total historical or projected debt plus equity for the respective annual periods; and
•Return on net assets employed — three-year simple average calculated using the annual returns calculated by dividing 1) net base operating profit after tax (derived from historical or projected base earnings) by 2) the average of total historical or projected net assets for the respective annual periods.
Changes in estimates regarding the future achievement of these performance measures may result in significant fluctuations from period to period in the amount of share-based compensation expense reflected in the Company’s Consolidated Financial Statements.
Pension and Postretirement Benefit Plans
The Company has significant pension and postretirement benefit liabilities and costs that are measured using actuarial valuations. The largest of the Company's pension plans are the U.S.-based Sonoco Pension Plan (the "Active Plan") and the Inactive Plan. On July 17, 2019, the Company's Board of Directors approved the termination of the Inactive Plan effective September 30, 2019. Following completion of a limited lump-sum offering in the second quarter of 2021, the Company settled all remaining liabilities under the Inactive Plan in June 2021 through the purchase of annuities.
The actuarial valuations used to evaluate the plans employ key assumptions that can have a significant effect on the calculated amounts. The key assumptions used at December 31, 2021 in determining the projected benefit obligation and the accumulated benefit obligation for U.S. retirement and retiree health and life insurance plans include: discount rates of 3.05% for the Active Plan, 2.66% for the Company's non-qualified retirement plans, and 2.48% for the Company's retiree health and life insurance plan. The rate of compensation increase for the retiree health and life insurance plan was 3.01%. The key assumptions used to determine the 2021 net periodic benefit cost for U.S. retirement and retiree health and life insurance plans include: discount rates of 2.75% and 2.31% for the Active Plan and Inactive Plan, respectively, 2.28% for the non-qualified retirement plans, and 2.04% for the retiree health and life insurance plan; an expected long-term rate of return on plan assets of 3.27% for the Active Plan and 2.01% for the Inactive Plan; and a rate of compensation increase for the retiree health and life insurance plan of 3.03%.
During 2021, the Company recorded total pension and postretirement benefit expenses of approximately $595.6 million, compared with $58.0 million during 2020. The 2021 amount reflects non-cash settlement charges of $550.7 million, primarily related to the settlement of the Inactive Plan's liabilities. Absent the settlement charges, total pension and postretirement benefit expenses were approximately $13.1 million lower year over year. Charges in 2021 reflect $23.3 million of expected returns on plan assets at an average assumed rate of 3.61% and interest cost of $24.4 million at a weighted-average discount rate of 2.43%. The 2020 amount reflects $51.1 million of expected returns on plan assets at an average assumed rate of 3.18% and interest cost of $51.6 million at a weighted-average discount rate of 2.76%. During 2021, the Company made contributions to its pension and postretirement plans of $163.7 million, including $124.4 million to the Inactive Plan in order to be fully funded on a termination basis at the time annuity purchases were made. Contributions in 2020 totaled $40.4 million. Contributions vary from year
34 FORM 10-K SONOCO 2021 ANNUAL REPORT

to year depending on various factors, the most significant being the market value of assets and interest rates. Cumulative net actuarial losses, principally the result of low discount rates, decreased from $736 million at December 31, 2020 to $105 million at December 31, 2021, primarily due to the settlement of the Inactive Plan during 2021. Remaining actuarial losses/gains outside of the 10% corridor defined by U.S. GAAP are amortized over the average remaining service life of the plan’s active participants or the average remaining life expectancy of the plan’s inactive participants if all, or almost all, of the plan’s participants are inactive.
The Company projects that total benefit plan expenses will be approximately $8 million in 2022, $588 million lower than in 2021. This decrease is due primarily to the settlement of the Inactive Plan. Contributions to the Company's benefit plans in 2022, including the Sonoco Retirement Contribution ("SRC"), are expected to total approximately $38 million. Future funding requirements will depend largely on actual investment returns, future actuarial assumptions, legislative actions, and changes to the Company's benefit offerings.
In October 2021, the Company's Board of Directors approved an amendment to the Sonoco Retirement and Savings Plan to eliminate the SRC and to increase the Company's 401(k) matching contribution to 100% of the first 6% of eligible contributions effective as of December 31, 2021. The amendment is expected to be neutral to total expense in 2022. However, the Company's operating cash flow is expected to be negatively affected in 2022 as it will reflect both the annual funding of the SRC earned in 2021 and the higher 401(k) matching contributions.
The Company adjusts its discount rates at the end of each fiscal year based on yield curves of high-quality debt instruments over durations that match the expected benefit payouts of each plan. The expected rate of return assumption is derived by taking into consideration the targeted plan asset allocation, projected future returns by asset class and active investment management. A third-party asset return model was used to develop an expected range of returns on plan investments over a 12- to 15-year period, with the expected rate of return selected from a best estimate range within the total range of projected results. The Company periodically re-balances its plan asset portfolio in order to maintain the targeted allocation levels. The rate of compensation increase assumption is generally based on salary and incentive compensation increases. A key assumption for the U.S. retiree health and life insurance plan is a medical cost trend rate beginning at 8.27% for post-age 65 participants and trending down to an ultimate rate of 4.4% in 2030. The ultimate trend rate of 4.4% represents the Company’s best estimate of the long-term average annual medical cost increase over the duration of the plan’s liabilities. It provides for real growth in medical costs in excess of the overall inflation level.
The sensitivity to changes in the critical assumptions for the Company’s U.S. plans as of December 31, 2021, is as follows:

Assumption ($ in millions)	Percentage Point Change	Projected Benefit Obligation Higher/(Lower)	Annual Expense Higher/(Lower)
Discount rate	-.25 pts	$5.9	$0.3
Expected return on assets	-.25 pts	N/A	$0.1
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Information regarding market risk is provided in this Annual Report on Form 10-K under the following items and captions: “Our international operations subject us to various risks that could adversely affect our business operations and financial results” and “Currency exchange rate fluctuations may reduce operating results and shareholders' equity” in Item 1A - Risk Factors; “Risk Management” in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations; and in Note 10 to the Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data.
Item 8. Financial Statements and Supplementary Data
The Consolidated Financial Statements and Notes to the Consolidated Financial Statements are provided on pages F-1 through F-41 of this report.

35 FORM 10-K SONOCO 2021 ANNUAL REPORT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Sonoco Products Company
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sonoco Products Company and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, changes in total equity and cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

F-1 FORM 10-K SONOCO 2021 ANNUAL REPORT

Goodwill Impairment Assessment - Plastics - Healthcare Reporting Unit

As described in Notes 1 and 8 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1.32 billion as of December 31, 2021, and the goodwill associated with the Plastics - Healthcare reporting unit was $64.3 million. Management assesses goodwill for impairment annually during the third quarter, or from time to time when warranted by the facts and circumstances surrounding individual reporting units or the Company as a whole. If the fair value of a reporting unit exceeds the carrying value of the reporting unit’s assets, including goodwill, there is no impairment. If the carrying value of a reporting unit exceeds the fair value of that reporting unit, an impairment charge is recognized for the excess. Fair value is estimated using a discounted cash flow model based on projections of future years’ operating results and associated cash flows combined with comparable trading and transaction multiples based on guideline public companies. The calculated estimated fair value of the reporting unit reflects a number of significant management assumptions and estimates including the forecast of sales growth, gross profit margins, and discount rates.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Plastics - Healthcare reporting unit is a critical audit matter are (i) the significant judgment by management when determining the fair value measurement of the reporting unit; (ii) the significant auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the forecast of sales growth, gross profit margins, and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Plastics - Healthcare reporting unit. These procedures also included, among others (i) testing management’s process for determining the fair value of the Plastics - Healthcare reporting unit; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the forecast of sales growth, gross profit margins, and the discount rate. Evaluating management’s assumptions related to the forecast of sales growth and gross profit margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Plastics - Healthcare reporting unit; (ii) the consistency with external market data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow model and in the evaluation of the reasonableness of the discount rate significant assumption.

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 28, 2022

We have served as the Company’s auditor since 1967.

F-2 FORM 10-K SONOCO 2021 ANNUAL REPORT

CONSOLIDATED BALANCE SHEETS
Sonoco Products Company

(Dollars and shares in thousands) At December 31	2021	2020
Assets
Current Assets
Cash and cash equivalents	$170,978	$564,848
Trade accounts receivable, net of allowances of $19,651 in 2021 and $20,920 in 2020	755,609	658,808
Other receivables	95,943	103,636
Inventories
Finished and in process	199,823	167,018
Materials and supplies	362,290	283,673
Prepaid expenses	74,034	52,564
	1,658,677	1,830,547
Property, Plant and Equipment, Net	1,297,500	1,244,110
Goodwill	1,324,501	1,389,255
Other Intangible Assets, Net	278,143	321,934
Long-term Deferred Income Taxes	25,818	42,479
Right of Use Asset-Operating Leases	268,390	296,020
Other Assets	220,206	152,914
Total Assets	$5,073,235	$5,277,259
Liabilities and Equity
Current Liabilities
Payable to suppliers	$721,312	$536,939
Accrued expenses and other	290,874	430,241
Accrued wages and other compensation	90,476	81,248
Notes payable and current portion of long-term debt	411,557	455,784
Accrued taxes	11,544	7,415
	1,525,763	1,511,627
Long-term Debt	1,199,106	1,244,440
Noncurrent Operating Lease Liabilities	234,167	262,048
Pension and Other Postretirement Benefits	158,265	171,518
Deferred Income Taxes	70,482	86,018
Other Liabilities	35,911	91,080
Commitments and Contingencies
Sonoco Shareholders’ Equity
Serial preferred stock, no par value
Authorized 30,000 shares
0 shares issued and outstanding as of December 31, 2021 and 2020
Common shares, no par value
Authorized 300,000 shares
97,370 and 100,447 shares issued and outstanding as of December 31, 2021 and 2020, respectively	7,175	7,175
Capital in excess of stated value	119,690	314,056
Accumulated other comprehensive loss	(359,425)	(756,842)
Retained earnings	2,070,005	2,335,216
Total Sonoco Shareholders’ Equity	1,837,445	1,899,605
Noncontrolling Interests	12,096	10,923
Total Equity	1,849,541	1,910,528
Total Liabilities and Equity	$5,073,235	$5,277,259
The Notes beginning on page F-7 are an integral part of these consolidated financial statements.

F-3 FORM 10-K SONOCO 2021 ANNUAL REPORT

CONSOLIDATED STATEMENTS OF INCOME
Sonoco Products Company

(Dollars and shares in thousands except per share data) Years ended December 31	2021	2020	2019
Net sales	$5,590,438	$5,237,443	$5,374,207
Cost of sales	4,528,528	4,191,104	4,316,378
Gross profit	1,061,910	1,046,339	1,057,829
Selling, general and administrative expenses	558,180	528,439	530,867
Restructuring/Asset impairment charges	14,210	145,580	59,880
Loss on divestiture of business, net	2,667	14,516	—
Operating profit	486,853	357,804	467,082
Non-operating pension costs	568,416	30,142	24,713
Interest expense	63,991	75,046	66,845
Interest income	4,756	2,976	5,242
Loss from the early extinguishment of debt	20,184	—	—
(Loss)/Income before income taxes	(160,982)	255,592	380,766
(Benefit from)/Provision for income taxes	(67,430)	53,030	93,269
(Loss)/Income before equity in earnings of affiliates	(93,552)	202,562	287,497
Equity in earnings of affiliates, net of tax	10,841	4,679	5,171
Net (loss)/income	(82,711)	207,241	292,668
Net (income)/loss attributable to noncontrolling interests	(2,766)	222	(883)
Net (loss)/income attributable to Sonoco	$(85,477)	$207,463	$291,785
Weighted average common shares outstanding:
Basic	99,608	100,939	100,742
Assuming exercise of awards	—	270	434
Diluted	99,608	101,209	101,176
Per common share
Net (loss)/income attributable to Sonoco:
Basic	$(0.86)	$2.06	$2.90
Diluted	$(0.86)	$2.05	$2.88

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Sonoco Products Company

(Dollars in thousands) Years ended December 31	2021	2020	2019
Net (loss)/ income	$(82,711)	$207,241	$292,668
Other comprehensive income/(loss):
Foreign currency translation adjustments	(75,636)	46,092	8,270
Changes in defined benefit plans, net of tax	471,350	11,666	(87,033)
Change in derivative financial instruments, net of tax	1,119	325	2,035
Other comprehensive income/(loss)	396,833	58,083	(76,728)
Comprehensive income	314,122	265,324	215,940
Net (income)/loss attributable to noncontrolling interests	(2,766)	222	(883)
Other comprehensive loss attributable to noncontrolling interests	584	1,878	838
Comprehensive income attributable to Sonoco	$311,940	$267,424	$215,895
The Notes beginning on page F-7 are an integral part of these consolidated financial statements.

F-4 FORM 10-K SONOCO 2021 ANNUAL REPORT

CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL EQUITY
Sonoco Products Company

(Dollars and shares in thousands)	Total Equity	Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive Loss	Retained Earnings	Non- controlling Interests
		Outstanding	Amount
January 1, 2019	$1,772,278	99,829	$7,175	$304,709	$(740,913)	$2,188,115	$13,192
Net income	292,668					291,785	883
Other comprehensive loss:
Translation gain/(loss)	8,270				9,108		(838)
Defined benefit plan adjustment[1]	(87,033)				(87,033)
Derivative financial instruments[1]	2,035				2,035
Other comprehensive loss	(76,728)				(75,890)		(838)
Dividends paid to noncontrolling interests	(214)						(214)
Dividends	(171,597)					(171,597)
Issuance of stock awards	1,343	538		1,343
Shares repurchased	(9,608)	(169)		(9,608)
Stock-based compensation	14,334			14,334
Impact of new accounting pronouncements	(6,771)			—		(6,771)
December 31, 2019	$1,815,705	100,198	$7,175	$310,778	$(816,803)	$2,301,532	$13,023
Net income	207,241					207,463	(222)
Other comprehensive income/(loss):
Translation gain/(loss)	46,092				47,970		(1,878)
Defined benefit plan adjustment[1]	11,666				11,666
Derivative financial instruments[1]	325				325
Other comprehensive loss	58,083				59,961		(1,878)
Dividends	(173,570)					(173,570)
Issuance of stock awards	1,154	398		1,154
Shares repurchased	(8,483)	(149)		(8,483)
Stock-based compensation	10,607			10,607
Impact of new accounting pronouncements	(209)					(209)
December 31, 2020	$1,910,528	100,447	$7,175	$314,056	$(756,842)	$2,335,216	$10,923
Net loss	(82,711)					(85,477)	2,766
Other comprehensive income/(loss):
Translation loss	(75,636)				(75,052)		(584)
Defined benefit plan adjustment[1]	471,350				471,350
Derivative financial instruments[1]	1,119				1,119
Other comprehensive income/(loss)	396,833				397,417		(584)
Dividends paid to noncontrolling interests	(1,009)						(1,009)
Dividends	(179,734)					(179,734)
Issuance of stock awards	1,111	309		1,111
Shares repurchased	(218,085)	(3,386)		(218,085)
Stock-based compensation	22,608			22,608
December 31, 2021	$1,849,541	97,370	$7,175	$119,690	$(359,425)	$2,070,005	$12,096

[1]	net of tax
The Notes beginning on page F-7 are an integral part of these consolidated financial statements.
F-5 FORM 10-K SONOCO 2021 ANNUAL REPORT

CONSOLIDATED STATEMENTS OF CASH FLOWS
Sonoco Products Company

(Dollars in thousands) Years ended December 31	2021	2020	2019
Cash Flows from Operating Activities
Net (loss)/income	$(82,711)	$207,241	$292,668
Adjustments to reconcile net income to net cash provided by operating activities:
Asset (gain)/impairment	(4,082)	100,242	25,026
Depreciation, depletion and amortization	239,086	255,359	239,140
Loss on early extinguishment of debt	20,184	—	—
Gain on adjustment of environmental reserves	—	—	(10,675)
Share-based compensation expense	22,608	10,607	14,334
Equity in earnings of affiliates, net of tax	(10,841)	(4,679)	(5,171)
Cash dividends from affiliated companies	8,660	6,777	6,620
Net loss/(gain) on disposition of assets	15	(2,752)	746
Net loss on divestiture of business	2,667	14,516	—
Pension and postretirement plan expense	595,620	57,973	52,741
Pension and postretirement plan contributions	(163,659)	(40,411)	(231,234)
Net (decrease)/increase in deferred taxes	(158,836)	573	16,958
Change in assets and liabilities, net of effects from acquisitions, divestitures and foreign currency adjustments
Trade accounts receivable	(149,755)	17,853	59,615
Inventories	(130,119)	12,125	2,631
Payable to suppliers	172,430	21,487	(25,383)
Prepaid expenses	(13,077)	4,754	4,030
Income taxes payable and other income tax items	(42,204)	(12,545)	(6,201)
Accrued expenses and other assets and liabilities	(7,314)	56,501	(9,995)
Net cash provided by operating activities	298,672	705,621	425,850
Cash Flows from Investing Activities
Purchase of property, plant and equipment	(256,019)	(194,127)	(195,934)
Cost of acquisitions, net of cash acquired	(22,209)	(49,261)	(298,380)
Proceeds from the sale of business, net	91,569	103,411	—
Proceeds from the sale of assets	13,166	12,966	14,614
Other net investing activities	7,591	684	603
Net cash used by investing activities	(165,902)	(126,327)	(479,097)
Cash Flows from Financing Activities
Proceeds from issuance of debt	172,042	1,121,860	276,843
Principal repayment of debt	(628,119)	(886,055)	(139,582)
Net increase/(decrease) in commercial paper borrowings	349,000	(250,000)	130,000
Net increase/(decrease) in outstanding checks	6,974	20,950	(4,486)
Proceeds from interest rate swap	4,387	14,480	—
Payment of contingent consideration	—	(3,000)	(5,500)
Cash dividends – common	(178,622)	(172,626)	(170,253)
Dividends paid to noncontrolling interests	(1,009)	—	(214)
Excess cash costs of early extinguishment of debt	(20,111)	—	—
Payments for share repurchases	(218,085)	(8,483)	(9,608)
Net cash (used)/provided by financing activities	(513,543)	(162,874)	77,200
Effects of Exchange Rate Changes on Cash	(13,097)	3,145	941
(Decrease)/Increase in Cash and Cash Equivalents	(393,870)	419,565	24,894
Cash and cash equivalents at beginning of year	564,848	145,283	120,389
Cash and cash equivalents at end of year	$170,978	$564,848	$145,283
Supplemental Schedule of Non-Cash Investing Activities:
Non-cash additions to property, plant and equipment	$27,343	$3,139	$5,342
Supplemental Disclosures:
Interest paid, net of amounts capitalized	$68,189	$71,707	$66,768
Income taxes paid, net of refunds	$133,610	$65,002	$82,512
The Notes beginning on page F-7 are an integral part of these consolidated financial statements.
F-6 FORM 10-K SONOCO 2021 ANNUAL REPORT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Sonoco Products Company (dollars in thousands except per share data)

1. Summary of significant accounting policies
Basis of presentation
The Consolidated Financial Statements include the accounts of Sonoco Products Company and its majority-owned subsidiaries (the “Company” or “Sonoco”) after elimination of intercompany accounts and transactions.
Investments in affiliated companies in which the Company shares control over the financial and operating decisions, but in which the Company is not the primary beneficiary, are accounted for by the equity method of accounting. Income applicable to these equity investments is reflected in “Equity in earnings of affiliates, net of tax” in the Consolidated Statements of Income. The aggregate carrying value of equity investments is reported in “Other Assets” in the Company’s Consolidated Balance Sheets and totaled $54,356 and $51,938 at December 31, 2021 and 2020, respectively.
Affiliated companies over which the Company exercised a significant influence at December 31, 2021, included:

Entity	Ownership Interest Percentage at December 31, 2021
RTS Packaging JVCO	35.0%
Cascades Conversion, Inc.	50.0%
Cascades Sonoco, Inc.	50.0%
Showa Products Company Ltd.	22.2%
Papertech Energía, S.L.	25.0%
Weidenhammer New Packaging, LLC	40.0%
Also included in the investment totals above is the Company’s 19.5% ownership in a small tubes and cores business in Chile and its 12.2% ownership in a small paper recycling business in Finland. As the Company is not able to exercise significant influence over these investees, the equity investments are accounted for under the measurement alternative (i.e., cost less impairment, adjusted for any qualifying observable price changes). These investments are not material either individually or in the aggregate.
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
Revenue recognition
The Company records revenue generally at a point in time when control transfers to the customer either upon shipment or delivery, depending on the terms of sale. Additionally, in certain cases, control transfers over time in conjunction with production where the Company is entitled to payment with margin for products produced that are customer specific and without alternative use. For products that meet these two criteria, the Company recognizes over time revenue under the input method as goods are produced. The Company commonly enters into Master Supply Arrangements with customers to provide goods and/or services over specific time periods. Customers submit purchase orders with quantities and prices to create a contract for accounting purposes. Shipping and handling expenses are considered a fulfillment cost, and included in "Cost of Sales," and freight charged to customers is included in "Net Sales" in the Company's Consolidated Statements of Income.
The Company has rebate agreements with certain customers. These rebates are recorded as reductions of sales and are accrued using sales data and rebate percentages specific to each customer agreement. Accrued customer rebates are included in "Accrued expenses and other" in the Company's Consolidated Balance Sheets.
Payment terms under the Company's arrangements are typically short term in nature. The Company provides prompt payment discounts to certain customers if invoices are paid within a predetermined period. Prompt payment discounts are determinable within a short period after the originating sale and like sales returns, are treated as a reduction of revenue.
Accounts receivable and allowance for doubtful accounts
The Company’s trade accounts receivable are non-interest bearing and are recorded at the invoiced amounts. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. The Company performs an evaluation of lifetime expected credit losses inherent in its accounts receivable at each balance sheet date. Such an evaluation includes consideration of historical loss experience, trends in customer payment frequency, present economic conditions, and judgment about the future financial health of its customers and industry sector. The allowance for doubtful accounts is monitored on a regular basis and adjustments are made as needed to ensure that the account properly reflects the Company’s best estimate of uncollectible trade accounts receivable. Account balances are charged off against the allowance for doubtful accounts when the Company determines that the receivable will not be recovered.
Sales to the Company’s largest customer accounted for approximately 4% of the Company’s net sales in 2021, 4% in 2020 and 5% in 2019, primarily in the Consumer Packaging segment. Receivables from the largest customer accounted for approximately 3% of the Company’s total trade accounts receivable at December 31, 2021 and 3% at December 31, 2020. The Company’s next largest customer comprised approximately 3% of the Company’s net sales in 2021, 4% in 2020 and 4% in 2019.
Certain of the Company’s customers sponsor and actively promote multi-vendor supply chain finance arrangements and, in a limited number of cases, the Company has agreed to participate. Accordingly, approximately 10% and 11% of consolidated annual sales were settled under these arrangements in 2021 and 2020, respectively.
F-7 FORM 10-K SONOCO 2021 ANNUAL REPORT

Accounts payable and supply chain financing
The Company facilitates a voluntary supply chain financing program (the "program") to provide certain of its suppliers with the opportunity to sell receivables due from the Company to the participating financial institution in the program. Such sales are conducted at the sole discretion of both the suppliers and the financial institution on a non-recourse basis at a rate that leverages the Company's credit rating and thus might be more beneficial to the supplier. No guarantees are provided by the Company or any of our subsidiaries under the program. The Company's responsibility is limited to making payment on the terms originally negotiated with its suppliers, regardless of whether the suppliers sell their receivables to the financial institution. The Company does not enter into any agreements with suppliers regarding their participation in the program. The amount owed to the participating financial institution under the program and included in accounts payable was $46,832 at December 31, 2021 and $38,900 at December 31, 2020.
Research and development
Research and development costs are charged to expense as incurred and include salaries and other directly related expenses. Research and development costs totaling approximately $24,100 in 2021, $22,000 in 2020 and $23,300 in 2019 are included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income.
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
Cash and cash equivalents
Cash equivalents are composed of highly liquid investments with an original maturity to the Company of three months or less when purchased. Cash equivalents are recorded at cost, which approximates fair market value. As part of its cash management system, the Company uses “zero balance” accounts to fund disbursements. Under this system, the bank balance is zero at the end of each day, while the book balance is usually a negative amount due to reconciling items such as outstanding checks. Changes in these book cash overdrafts are reported as cash flows from financing activities.
The Company’s cash and cash equivalents are primarily placed with large sophisticated credit-worthy financial institutions thereby limiting the Company’s credit exposure.
Inventories
The majority of the Company's inventories are accounted for using the first-in, first-out (FIFO) method and are stated at the lower of cost or net realizable value.
The last-in, first-out (LIFO) method is used for the valuation of certain of the Company’s domestic inventories, primarily metal, internally manufactured paper and paper purchased from third parties, and approximated 15% and 15% of total inventories at December 31, 2021 and 2020, respectively. Inventories accounted for using the LIFO method are stated at the lower of cost or market. If the FIFO method of accounting had been used for all inventories, total inventory would have been higher by $22,900 and $20,371 at December 31, 2021 and 2020, respectively.
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
F-8 FORM 10-K SONOCO 2021 ANNUAL REPORT

Goodwill
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
In determining the fair value of the reporting units, management considered both the income approach and the market approach. Fair value was estimated using a discounted cash flow model based on projections of future years’ operating results and associated cash flows combined with comparable trading and transaction multiples based on guideline public companies. The calculated estimated fair value of the reporting unit reflects a number of significant management assumptions and estimates including the forecast of sales growth, gross profit margins, and discount rates. Changes in these assumptions could materially impact the estimated fair value.
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
Impairment of long-lived, intangible and other assets
Intangible assets are amortized, usually on a straight-line basis, over their respective useful lives, which generally range from 3 to 40 years. The Company has no intangibles with indefinite lives. The Company evaluates its intangible assets for impairment whenever indicators of impairment exist.
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
Derivatives
The Company uses derivatives to mitigate the effect of fluctuations in some of its raw material and energy costs, foreign currencies, and, from time to time, interest rates. The Company purchases commodities such as metal and energy, generally at market or at fixed prices that are established with the vendor as part of the purchase process for quantities expected to be consumed in the ordinary course of business. The Company may enter into commodity futures or swaps to manage the effect of price fluctuations. The Company may use foreign currency forward contracts and other risk management instruments to manage exposure to changes in foreign currency cash flows and the translation of monetary assets and liabilities on the Company’s consolidated financial statements. The Company is exposed to interest-rate fluctuations as a result of using debt as a source of financing for its operations. The Company may from time to time use traditional, unleveraged interest rate swaps to manage its exposure to interest rate movements. Additionally, the Company elected the normal purchase, normal sale scope exception for physical commodity contracts that meet the definition of a derivative. Derivative instruments, to the extent in an asset position, expose the Company to credit loss in the event of nonperformance by the counterparties to the derivative agreements. The Company manages its exposure to counterparty credit risk through minimum credit standards, diversification of counterparties and procedures to monitor concentrations of credit risk. The Company may enter into financial derivative contracts that may contain credit-risk-related contingent features, which could result in a counterparty requesting immediate payment or demanding immediate and ongoing full overnight collateralization on derivative instruments in net liability positions.
The Company records its derivatives as assets or liabilities on the balance sheet at fair value using published market prices or estimated values based on current price and/or rate quotes and discounted estimated cash flows. Changes in the fair value of derivatives are recognized either in net income or in other comprehensive income, depending on whether the derivative is designated in a cash flow or net investment hedging relationship or not. Amounts in accumulated other comprehensive income are reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. It is the Company’s policy not to speculate in derivative instruments.
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
F-9 FORM 10-K SONOCO 2021 ANNUAL REPORT

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
Significant estimates and assumptions in estimating the fair value of acquired customer relationships, technology, and other identifiable intangible assets include future cash flows that the Company expects to generate from the acquired assets, discount rate, customer attrition rate, and long-term revenue growth projections. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, the Company could record impairment charges. In addition, the Company has estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If the estimates of the economic lives change, depreciation or amortization expenses could be increased or decreased, or the acquired asset could be impaired.
Reportable segments
The Company identifies its reportable segments by evaluating the level of detail reviewed by the chief operating decision maker, gross profit margins, nature of products sold, nature of the production processes, type and class of customer, methods used to distribute products, and nature of the regulatory environment. Of these factors, the Company believes that the most significant in determining the aggregation of operating segments are the nature of the products and the type of customers served. The Company changed its operating and reporting structure in January 2021 and, as a result, realigned certain of its reportable segments effective January 1, 2021. The revised structure consists of two reportable segments, Consumer Packaging and Industrial Paper Packaging, with all remaining businesses reported as All Other. Segment financial information for prior periods has been recast to conform to the current-year presentation.
Contingencies
Pursuant to U.S. GAAP for accounting for contingencies, accruals for estimated losses are recorded at the time information becomes available indicating that losses are probable and that the amounts are reasonably estimable. Amounts so accrued are not discounted.

2. New accounting pronouncements
In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-08, “Business Combinations: Accounting for Contract Assets and Contract Liabilities." The amendments in this Update primarily require that the acquirer recognize and measure contract assets and contract liabilities acquired in a business combination as if the acquirer had originated the related revenue contracts rather than at fair value as of the acquisition date. Generally, this would result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree's financial statements in accordance with generally accepted accounting principles. The amendments in this ASU are effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption of the amendments is permitted, including adoption in an interim period. An entity that early adopts in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. The Company is currently evaluating the impact that ASU 2021-08's adoption will have on its consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, "Facilitation of the Effects of Reference Rate Reform on Financial Reporting". ASU 2020-04 is intended to provide temporary optional expedients and exceptions to applying U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate ("SOFR"). In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform,” to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The relief offered by the guidance in both ASU 2020-04 and ASU 2021-01, if adopted, is available to companies for the period March 12, 2020 through December 31, 2022. We do not expect that the market transition of LIBOR to SOFR will have a material impact on our consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12 "Income Taxes, (Topic 740): Simplifying the Accounting for Income Taxes". This ASU removes certain exceptions from recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. It also reduces complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The amendments in ASU 2019-12 were effective for the Company as of January 1, 2021, and their adoption did not have a material effect on the consolidated financial statements.
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
Other than the pronouncements discussed above, there have been no other newly issued nor newly applicable accounting pronouncements that have had, or are expected to have, a material impact on the Company’s financial statements. Further, at December 31, 2021, there were no other pronouncements pending adoption that are expected to have a material impact on the Company’s consolidated financial statements.
F-10 FORM 10-K SONOCO 2021 ANNUAL REPORT

3. Acquisitions and divestitures
Acquisitions
On December 19, 2021, the Company entered into a definitive agreement to acquire Ball Metalpack Holding, LLC ("Ball Metalpack"), a leading manufacturer of sustainable metal packaging for food and household products and the largest aerosol can producer in North America, for $1,350,000 in cash subject to customary adjustments, including for working capital, cash and indebtedness. Ball Metalpack was a joint venture owned by Platinum Equity (51%) and Ball Corporation (49%). Previously part of Ball Corporation, Ball Metalpack was formed in 2018 and consists of eight manufacturing plants in the United States and a headquarters facility in Broomfield, Colorado. This acquisition fits the Company's strategy of investing in its core businesses as it complements its largest Consumer Packaging franchise – global rigid paper packaging. In addition, it further expands the Company's sustainable packaging portfolio with metal packaging. The acquisition of Ball Metalpack was completed on January 26, 2022. See Note 20 for additional information.
The Company completed four acquisitions during 2021 at a net cash cost of $20,697. On December 30, 2021, the Company completed the acquisition of a recycling facility from American Recycling of Western North Carolina, LLC ("American Recycling"), a privately held company, for total cash consideration of $6,267. The facility, located in Asheville, North Carolina, primarily services western North Carolina and upstate South Carolina for the processing of recycled materials. On November 8, 2021, the Company completed the acquisition of D&W Paper Tube Inc. ("D&W"), a privately owned manufacturer of paper tubes and cardboard cores, serving the carpet and textile industries and consisting of two manufacturing facilities in Chatsworth, Georgia, for total cash consideration of $12,787.
The preliminary fair values of the assets acquired and liabilities assumed in connection with the American Recycling and D&W acquisitions are as follows:

	American Recycling	D&W
Trade accounts receivable	$685	$—
Inventories	169	934
Property, plant and equipment	2,726	929
Goodwill	989	4,108
Other intangible assets	2,236	7,100
Payable to suppliers	(373)	(284)
Other net tangible liabilities	(165)	—
Net Assets	$6,267	$12,787
The allocation of the purchase price of American Recycling and D&W to the tangible and intangible assets acquired and liabilities assumed was based on the Company's preliminary estimates of fair value, relying on information currently available. Management is continuing to finalize its valuations of certain assets and liabilities listed in the table above, and expects to complete its valuations within one year from their respective dates of acquisition. Goodwill for American Recycling and D&W, all of which is expected to be deductible for income tax purposes, consists of increased access to certain markets and the assembled workforce.
The Company also completed two smaller acquisitions earlier in 2021. These included Allied Packaging on August 3, 2021, a manufacturer of paper packaging and related manufacturing equipment, consisting of a single manufacturing facility in Sydney, Australia, for total cash consideration of $802, and TuboTec on March 8, 2021, a small tube and core operation in Brazil, for total cash consideration of $841.
The financial results of all the businesses acquired in 2021 are included in the Company's Industrial Paper Packaging segment from the date acquired. The Company does not believe that the results of the businesses acquired in 2021 were material to the years presented, individually or in the aggregate, and are therefore not subject to the supplemental pro-forma information required by ASC 805. Accordingly, this information is not presented herein.
The Company completed two acquisitions during 2020 at a net cash cost of $49,446. On August 3, 2020, the Company completed the acquisition of Can Packaging, a privately owned designer and manufacturer of sustainable paper packaging and related manufacturing equipment, based in Habsheim, France, for $45,473, net of cash acquired. Can Packaging operates two paper can manufacturing facilities in France, along with a research and development center where it designs and builds patented packaging machines and sealing equipment. The acquisition of Can Packaging expands Sonoco's ability to provide innovative recyclable packaging in various shapes and sizes. Goodwill for Can Packaging, none of which is expected to be deductible for income tax purposes, consists of increased access to certain markets. Can Packaging's financial results from the date acquired are included in the Company's Consumer Packaging segment. Final consideration was subject to a post-closing adjustment for the change in working capital to the date of closing. This settlement occurred in January 2021 and resulted in the Company making an additional cash payment of $1,512.
On January 10, 2020, the Company completed the acquisition of a small tube and core operation in Jacksonville, Florida, from Design Containers, Inc. ("Jacksonville"), for total cash consideration of $3,973. Goodwill for Jacksonville, all of which is expected to be deductible for income tax purposes, consists of increased access to certain markets. Jacksonville's financial results from the date acquired are included in the Company's Industrial Paper Packaging segment.
The Company does not believe that the results of the businesses acquired in 2020 were material to the years presented, individually or in the aggregate, and are therefore not subject to the requirements to provide supplemental pro-forma information. Accordingly, this information is not presented herein.
The Company completed two acquisitions during 2019 at a net cash cost of $297,926. On December 31, 2019, the Company completed the acquisition of Thermoform Engineered Quality, LLC, and Plastique Holdings, LTD, (together "TEQ"), for $187,292, net of cash acquired. The operations acquired consist of three thermoforming and extrusion facilities in the United States along with a thermoforming operation in the United Kingdom and thermoforming and molded-fiber manufacturing operation in Poland. The acquisition of TEQ provided a platform to further expand Sonoco's healthcare packaging business. Final consideration was subject to a post-closing adjustment for the change in working capital to the date of closing. This adjustment was settled in April 2020 resulting in the receipt of cash from the sellers totaling $185.
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
F-11 FORM 10-K SONOCO 2021 ANNUAL REPORT

Wisconsin, as well as a core converting facility in Richmond, Virginia, expanding the Company's ability to produce a wide variety of sustainable coreboard grades.
Goodwill for both TEQ and Corenso is comprised of the assembled workforce and increased access to certain markets. The amount of goodwill expected to be deductible for income tax purposes is $59,005 for TEQ and $0 for Corenso. The results of operations of TEQ and Corenso are reflected in the Company's Consumer Packaging segment and the Industrial Paper Packaging segment, respectively.
The Company does not believe that the results of the businesses acquired in 2019 were material to the years presented, individually or in the aggregate, and are therefore not subject to the supplemental pro-forma information required by ASC 805. Accordingly, this information is not presented herein.
Divestitures
On April 4, 2021, the Company completed the sale of its U.S. display and packaging business, part of the All Other group of businesses, to Hood Container Corporation for $80,000 in cash. This business provided design, manufacturing and fulfillment of point-of-purchase displays, as well as contract packaging services, for consumer product customers and had approximately 450 employees. Its operations included eight manufacturing and fulfillment facilities and four sales and design centers.
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
On September 30, 2021, the Company completed the sale of its Plastics - Food thermoforming operation in Wilson, North Carolina ("Wilson Thermoforming") to Placon for net cash proceeds of $3,528, resulting in the recognition of a pre-tax gain on the sale of $92.
Assets and liabilities disposed of in the sales of U.S. Display and Packaging and Wilson Thermoforming included the following:

	U.S. Display and Packaging	Wilson Thermoforming
Trade accounts receivable	$26,342	$—
Inventories	8,434	1,805
Property, plant and equipment, net	9,551	550
Right of use asset - operating leases	11,627	147
Goodwill	53,039	1,058
Trade accounts payable	(10,735)	—
Accrued expenses	(2,197)	(54)
Operating lease liabilities	(12,343)	(70)
Other net tangible assets	716	—
Net asset disposal	$84,434	$3,436
Net proceeds	81,675	3,528
Loss/(Gain) on divestiture of business	$2,759	$(92)
As previously disclosed, the Company completed the divestiture of its European contract packaging business, Sonoco Poland Packaging Services Sp. z.o.o., on November 30, 2020. The selling price of $120,000 was adjusted at closing for certain indebtedness assumed by the buyer and for anticipated differences between targeted levels of working capital and the projected levels at the time of closing. The Company received net cash proceeds at closing of $105,913, with the buyer funding an escrow account with an additional $4,600. In the second quarter of 2021, the Company received $6,366 in additional proceeds from the sale, which included the release of $4,000 from escrow plus a post-closing adjustment of $2,366 for the working capital settlement. The remaining $600 in escrow is expected to be released in the second quarter of 2022, pending any indemnity claims. The receipt of the additional cash proceeds is reflected in "Proceeds from the sale of businesses, net" in the Consolidated Statements of Cash Flows.
The decision to sell its global display and packaging businesses was part of the Company's efforts to simplify its operating structure to focus on growing its core Consumer and Industrial packaging businesses around the world. These sales are not expected to notably affect consolidated operating margin percentages, nor do they represent a strategic shift for the Company that will have a major effect on the entity’s operations and financial results. Consequently, the sales did not meet the criteria for reporting as discontinued operations. The net proceeds from the sales were used for general corporate purposes. There were no divestitures during 2019.
The Company continually assesses its operational footprint as well as its overall portfolio of businesses and may consider the divestiture of plants and/or business units it considers to be suboptimal or nonstrategic.
Acquisition and Divestiture-Related Costs
Acquisition and divestiture-related costs of $17,722, $4,671 and $8,842 were incurred in 2021, 2020 and 2019, respectively. These costs, consisting primarily of legal and professional fees, are included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income.
F-12 FORM 10-K SONOCO 2021 ANNUAL REPORT

4. Restructuring and asset impairment
Due to its geographic footprint and the cost-competitive nature of its businesses, the Company is constantly seeking more cost-effective means and structures to serve its customers and to respond to fundamental changes in its markets. As such, restructuring costs have been and are expected to be a recurring component of the Company's operating costs. The amount of these costs can vary significantly from year to year depending upon the scope, nature, and location of the restructuring activities.
Following are the total restructuring and asset impairment charges, net of adjustments, recognized during the periods presented:

	Year Ended December 31,
	2021	2020	2019
Restructuring and restructuring-related asset impairment charges	$9,176	$67,729	$44,819
Other asset impairments	5,034	77,851	15,061
Restructuring/Asset impairment charges	$14,210	$145,580	$59,880

The table below sets forth restructuring and restructuring-related asset impairment charges by type incurred:

	Year Ended December 31,
	2021	2020	2019
Severance and Termination Benefits	$13,097	$36,997	$24,864
Asset Impairment/Disposal of Assets	(9,116)	22,394	9,674
Other Costs	5,195	8,338	10,281
Total restructuring and restructuring-related asset impairment charges	$9,176	$67,729	$44,819
The table below sets forth restructuring and restructuring-related asset impairment charges by reportable segment:

	Year Ended December 31,
	2021	2020	2019
Consumer Packaging	3,427	25,548	$32,971
Industrial Paper Packaging	(1,642)	32,691	5,148
All Other	2,969	7,266	4,636
Corporate	4,422	2,224	2,064
Total restructuring and restructuring-related asset impairment charges	$9,176	$67,729	$44,819
"Restructuring and restructuring-related asset impairment charges" and "Other asset impairments" are included in “Restructuring/Asset impairment charges” in the Consolidated Statements of Income.
The following table sets forth the activity in the restructuring accrual included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets:

Accrual Activity	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Liability, December 31, 2019	$10,765	$—	$592	$11,357
2020 charges	36,997	22,394	8,338	67,729
Cash (payments)/receipts	(32,189)	6,963	(9,570)	(34,796)
Asset write downs/disposals	—	(29,357)	1,143	(28,214)
Foreign currency translation	382	—	8	390
Liability, December 31, 2020	$15,955	$—	$511	$16,466
2021 charges	13,097	(9,116)	5,195	9,176
Cash (payments)/receipts	(17,828)	15,308	(6,313)	(8,833)
Asset write downs/disposals	—	(6,192)	2,479	(3,713)
Foreign currency translation	(307)	—	1	(306)
Liability, December 31, 2021	$10,917	$—	$1,873	$12,790

"Severance and Termination Benefits" in 2021 include the cost of severance provided to employees terminated as the result of various plant closures, as well as certain employees impacted by Project Horizon who accepted severance packages in December 2021. Severance costs were also incurred for certain employees as a result of the sale of the Company's Plastics - Food thermoforming operations in the United States (part of the Consumer Packaging segment). In addition, the charges include the cost of severance for approximately 315 employees whose positions were eliminated in conjunction with the Company's ongoing organizational effectiveness efforts.
F-13 FORM 10-K SONOCO 2021 ANNUAL REPORT

"Severance and Termination Benefits" in 2020 include the cost of severance provided to employees terminated as the result of the closures of a paper mill in Canada, a paper machine in the United States, a cone operation in Europe, and four tube and core plants, one in Europe and three in the United States (all part of the Industrial Paper Packaging segment); the closure of a paperboard specialties plant in the United States (part of the All Other group of businesses); and the closure of two graphic design operations, one in the United States and one in the United Kingdom (part of the Consumer Packaging segment). Severance costs were also incurred in the Consumer Packaging segment as a result of consolidation efforts in the Company's Plastics - Food thermoforming operations on the west coast of the United States and Mexico. This consolidation resulted in the closure of a manufacturing facility in the United States and the conversion of a manufacturing facility in Mexico into a warehouse and distribution center. In addition, the charges include the cost of severance for approximately 275 employees whose positions were eliminated in conjunction with the Company's ongoing organizational effectiveness efforts.
"Asset Impairment/Disposal of Assets" recognized in 2021 consists primarily of gains from the sale of real estate in the Industrial Paper Packaging segment, and gains from the sale of other assets impaired in the prior year as a result of consolidations in the Company's Plastics - Food thermoforming operations.
"Asset Impairment/Disposal of Assets" in 2020 consisted of asset impairment charges resulting from consolidations in the Company's Plastics - Food thermoforming operations, the closure of a paper mill in Canada, the closure of a paper machine in the United States, the closure of a graphic design operation in the United States, and various other restructuring actions during the year. These losses were partially offset by gains from the sales of a tubes and core facility in the United States and several other buildings associated with previously closed facilities.
"Other Costs" in 2021 and 2020 consist primarily of costs related to plant closures including equipment removal, utilities, plant security, property taxes and insurance.
The Company expects to pay the majority of the remaining restructuring reserves by the end of 2022 using cash generated from operations. The Company also expects to recognize future additional charges totaling approximately $2,000 in connection with previously announced restructuring actions and believes that the majority of these charges will be incurred and paid by the end of 2022. The Company continually evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions are likely to be undertaken.
Other Asset Impairments
The Company recognized other asset impairment charges totaling $5,034 in the year ended December 31, 2021. These charges consisted of fixed asset impairments totaling $2,635 in the Company's Plastics - Food thermoforming operations, part of the Consumer Packaging segment, and $2,399 in the temperature-assured packaging business, part of the All Other group of businesses. The assets were impaired as the value of their projected undiscounted cash flows was determined to no longer be sufficient to recover their carrying value.
The Company recognized other asset impairment charges totaling $77,851 in 2020. In the fourth quarter of 2020, management concluded that certain long-lived assets of the Company's Plastics - Food thermoforming operations, part of the Consumer Packaging segment, were impaired as the projected undiscounted cash flows from these assets were not sufficient to recover their carrying value. As a result, the Company recognized pretax impairment charges of $39,604 on intangible assets, $22,899 on fixed assets, and $9,714 on leased assets for a total of $72,217. In addition, the Company recognized impairment charges totaling $2,155 related to certain intangible assets within the temperature-assured packaging business, part of the All Other group of businesses, as the value of the projected undiscounted cash flows from these assets was no longer sufficient to recover their carrying values, $2,563 related to fixed assets that were determined to be obsolete due to a change in strategy within the global Rigid Paper Containers business, part of the Consumer Packaging segment, and $916 related to certain buildings and inventory at its Hartsville manufacturing complex, part of the Industrial Paper Packaging segment, that were determined to have been rendered obsolete by the Company's new Project Horizon initiative.
These asset impairment charges are included in “Restructuring/Asset impairment charges” in the Company’s Consolidated Statements of Income.
5. Book overdrafts and cash pooling
At December 31, 2021 and 2020, outstanding checks totaling $36,759 and $29,719, respectively, were included in “Payable to suppliers” on the Company’s Consolidated Balance Sheets. In addition, outstanding payroll checks of $0 and $65 as of December 31, 2021 and 2020, respectively, were included in “Accrued wages and other compensation” on the Company’s Consolidated Balance Sheets.
The Company uses a notional pooling arrangement with an international bank to help manage global liquidity requirements. Under this pooling arrangement, the Company and its participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits, and has the right to offset the cash deposits against the borrowings, the bank provides the Company and its participating subsidiaries favorable interest terms on both. The Company’s Consolidated Balance Sheets reflect a net cash deposit under this pooling arrangement of $19,502 and $4,809 as of December 31, 2021 and 2020, respectively.
6. Property, plant and equipment
Details of the Company's property, plant and equipment at December 31 are as follows:

	2021	2020
Land	$112,714	$119,262
Timber resources	42,355	42,310
Buildings	550,497	566,529
Machinery and equipment	3,179,781	3,191,008
Construction in progress	237,056	132,223
	4,122,402	4,051,332
Accumulated depreciation and depletion	(2,824,902)	(2,807,222)
Property, plant and equipment, net	$1,297,500	$1,244,110

Depreciation and depletion expense amounted to $189,667 in 2021, $201,004 in 2020 and $186,540 in 2019.
F-14 FORM 10-K SONOCO 2021 ANNUAL REPORT

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
The following table sets forth the balance sheet location and values of the Company’s lease assets and lease liabilities at December 31, 2021 and December 31, 2020:

Classification	Balance Sheet Location	December 31, 2021	December 31, 2020
Lease Assets
Operating lease assets	Right of Use Asset - Operating Leases	$268,390	$296,020
Finance lease assets	Other Assets	55,826	36,267
Total lease assets		$324,216	$332,287

Lease Liabilities
Current operating lease liabilities	Accrued expenses and other	$45,305	$52,138
Current finance lease liabilities	Notes payable and current portion of long-term debt	6,952	4,663
Total current lease liabilities		$52,257	$56,801

Noncurrent operating lease liabilities	Noncurrent Operating Lease Liabilities	$234,167	$262,048
Noncurrent finance lease liabilities	Long-term Debt, net of current portion	53,330	33,280
Total noncurrent lease liabilities		$287,497	$295,328
Total lease liabilities		$339,754	$352,129
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
The following table sets forth the components of the Company's total lease cost for the years ended December 31, 2021, 2020, and 2019:

Lease Cost		2021	2020	2019
Operating lease cost	(a)	$48,158	$58,678	$61,845
Finance lease cost:
Amortization of lease asset	(a) (b)	5,747	7,387	6,965
Interest on lease liabilities	(c)	1,384	1,050	763
Variable lease cost	(a) (d)	26,198	36,758	51,616
Impairment charges	(e)	148	11,340	—
Total lease cost		$81,635	$115,213	$121,189
(a) Production-related and administrative amounts are included in cost of sales and selling, general and administrative expenses, respectively.
(b) Included in depreciation and amortization.
(c) Included in interest expense.
(d) Also includes short term lease costs, which are deemed immaterial.
(e) Impairment charges are included in "Restructuring/asset impairment charges" in the Company's Consolidated Statements of Income. See Note 4 for more information.

F-15 FORM 10-K SONOCO 2021 ANNUAL REPORT

The following table sets forth the five-year maturity schedule of the Company's lease liabilities as of December 31, 2021:

Maturity of Lease Liabilities	Operating Leases	Finance Leases	Total
2022	$46,286	$7,034	$53,320
2023	42,665	7,249	49,914
2024	35,446	5,753	41,199
2025	29,366	5,032	34,398
2026	24,058	4,836	28,894
Beyond 2026	176,036	44,687	220,723
Total lease payments	$353,857	$74,591	$428,448
Less: Interest	74,385	14,309	88,694
Lease Liabilities	$279,472	$60,282	$339,754

With the January 2022 acquisition of Ball Metalpack, (see Note 20 - Subsequent Events), the annual maturity of lease liabilities is expected to increase.

F-16 FORM 10-K SONOCO 2021 ANNUAL REPORT

The following tables set forth the Company's weighted average remaining lease term and discount rates used in the calculation of its outstanding lease liabilities at December 31, 2021, 2020, and 2019, along with other lease-related information for the years ended December 31, 2021, 2020, and 2019:

Lease Term and Discount Rate	2021	2020	2019
Weighted-average remaining lease term (years):
Operating leases	11.8	11.8	10.2
Finance leases	13.5	12.9	3.8
Weighted-average discount rate:
Operating leases	4.09%	4.28%	4.74%
Finance leases	2.86%	2.94%	2.97%

Other Information	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$50,479	$58,305	$61,532
Operating cash flows used by finance leases	$1,384	$1,050	$763
Financing cash flows used by finance leases	$4,699	$7,437	$7,989
Leased assets obtained in exchange for new operating lease liabilities	$20,505	$90,361	$28,762
Leased assets obtained in exchange for new finance lease liabilities	$14,643	$23,117	$24,106
Modification to leased assets for increase/(decrease) in operating lease liabilities	$15,936	$(9,947)	1,792
Modification to leased assets for increase/(decrease) in finance lease liabilities	$9,586	$14,005	(3,177)
Termination reclasses to decrease operating lease assets	$(5,267)	$(27,508)	(5,658)
Termination reclasses to decrease operating lease liabilities	$(5,602)	$(27,985)	(5,662)
Termination reclasses to decrease finance lease assets	$(125)	$(25,079)	(2,991)
Termination reclasses to decrease finance lease liabilities	$(130)	$(25,199)	(3,067)

8. Goodwill and other intangible assets
Goodwill

Effective January 1, 2021, the Company changed its operating and reporting structure and, as a result, realigned certain of its reportable segments. Accordingly, the beginning balances of goodwill by segment have been recast to conform with the new structure. Changes in the carrying amount of goodwill by segment for the year ended December 31, 2021, are as follows:

	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Balance as of January 1, 2021	$581,244	$369,315	$438,696	$1,389,255
Acquisitions	—	6,014	—	6,014
Divestitures	(1,058)	—	(53,039)	(54,097)
Measurement period adjustments	1,512	—	—	1,512
Foreign currency translation	(9,282)	(7,549)	(1,352)	(18,183)
Balance as of December 31, 2021	$572,416	$367,780	$384,305	$1,324,501

Goodwill from 2021 acquisitions relates to the first quarter acquisition of TuboTec and the fourth quarter acquisitions of D&W and American Recycling. Divestitures relate to the divestiture of the Company's U.S display and packaging business in the first quarter of 2021 and the divestiture of a small Plastics - Food thermoforming operation. Measurement period adjustments relate to final working capital settlements made in the first quarter of 2021 for the prior-year acquisition of Can Packaging. See Note 3 for additional information.
The Company assesses goodwill for impairment annually during the third quarter, or from time to time when warranted by the facts and circumstances surrounding individual reporting units or the Company as a whole. The Company completed its most recent annual goodwill impairment testing during the third quarter of 2021, and analyzed certain qualitative and quantitative factors in determining whether a goodwill impairment existed. The Company's assessments reflected a number of significant management assumptions and estimates including the Company's forecast of sales growth, gross profit margins, and discount rates. Changes in these assumptions could materially impact the Company's conclusions. Based on its assessments, the Company concluded that there was no impairment of goodwill for any of its reporting units.
Although no reporting units failed the annual impairment test, in management’s opinion, the goodwill of the Plastics - Healthcare reporting unit is at risk of impairment in the near term if the reporting unit's operations do not perform in line with management's expectations, or if there is a negative change in the long-term outlook for the business or in other factors such as the discount rate.
F-17 FORM 10-K SONOCO 2021 ANNUAL REPORT

Although beginning to benefit from economic recovery, the results of the Plastics – Healthcare reporting unit have been negatively impacted by end-market weakness due to the COVID-19 pandemic. In addition, the unit is facing near-term headwinds from higher raw material and other cost increases. Assuming COVID-19 infection rates continue to decline, management expects market demand will improve over the coming year and that selling price increases and/or cost reductions, including restructuring actions and investments in production efficiency projects, will mitigate the impacts of recent raw material and other cost inflation. However, should it become apparent that the ongoing post-COVID-19 recovery is likely to be significantly weaker, delayed, or prolonged compared to management’s current expectations, significant negative price/cost relationships will persist over the long-term, or gross profit margins do not improve as expected, goodwill impairment charges may be possible in the future.
In its annual goodwill impairment analysis as of October 3, 2021, projected future cash flows for the Plastics - Healthcare reporting unit were discounted at 8.3%. Total goodwill associated with this reporting unit was $64,263 at December 31, 2021. In the latest annual impairment test, the estimated fair value of the Plastics - Healthcare reporting unit was determined to exceed its carrying value by approximately 13.3% . Based on the discounted cash flow model and holding other valuation assumptions constant, projected operating profits across all future periods would have to be reduced approximately 13.0%, or the discount rate increased to 9.3%, in order for the estimated fair value of the reporting unit to fall below carrying value.
During the time subsequent to the annual evaluation, and at December 31, 2021, the Company considered whether any events and/or changes in circumstances had resulted in the likelihood that the goodwill of any of its reporting units may have been impaired. It is management's opinion that no such events have occurred.

Other intangible assets
Details at December 31 are as follows:

	2021	2020
Other Intangible Assets, Gross:
Patents	$29,315	$29,325
Customer lists	592,195	622,430
Trade names	32,043	32,088
Proprietary technology	22,846	22,813
Other	2,807	2,831
Other Intangible Assets, Gross	$679,206	$709,487
Accumulated Amortization:
Patents	$(16,275)	$(14,511)
Customer lists	(347,274)	(339,159)
Trade names	(14,106)	(12,156)
Proprietary technology	(21,394)	(19,833)
Other	(2,014)	(1,894)
Accumulated Amortization	$(401,063)	$(387,553)
Other Intangible Assets, Net	$278,143	$321,934

The acquisitions of D&W in November 2021 and American Recycling in December 2021 resulted in the addition of $7,100 and $2,236, respectively, of intangible assets, primarily related to customer lists. These intangibles will be amortized over an average useful life of 10 years.
Aggregate amortization expense on intangible assets was $49,419, $52,899 and $51,580 for the years ended December 31, 2021, 2020 and 2019, respectively. Amortization expense on intangible assets is expected to approximate $45,800 in 2022, $41,800 in 2023, $33,500 in 2024, $25,200 in 2025 and $21,700 in 2026 based on intangible assets as of December 31, 2021. With the January 2022 acquisition of Ball Metalpack, (see Note 20 - Subsequent Events), annual amortization expense is expected to increase.
F-18 FORM 10-K SONOCO 2021 ANNUAL REPORT

9. Debt
Details of the Company's debt at December 31 were as follows:

	2021	2020
Commercial paper, average rate of 0.16% in 2021 and 0.75% in 2020	$349,000	$—
1.00% Euro loan due May 2021	—	183,662
9.2% debentures due August 2021	—	4,320
4.375% debentures due November 2021	—	249,741
3.125% debentures due May 2030	595,342	594,687
5.75% debentures due November 2040	536,182	599,279
Other foreign denominated debt, average rate of 3.0% in 2021 and 2.2% in 2020	55,432	15,522
Finance lease obligations	60,282	37,943
Other notes	14,424	15,070
Total debt	$1,610,662	$1,700,224
Less current portion and short-term notes	411,557	455,784
Long-term debt	$1,199,106	$1,244,440

On June 30, 2021, the Company entered into a new five-year $750,000, unsecured revolving credit facility which replaced an existing credit facility entered into on July 20, 2017, and reflects substantially the same terms and conditions. Consistent with prior facilities, the new revolving credit facility supports the Company's $500,000 commercial paper program. Based on the pricing grid, the Credit Agreement and Sonoco's current credit ratings, a London Interbank Offering Rate (LIBOR) borrowing has an all-in drawn margin of 125.0 basis points. On September 21, 2021, the Company borrowed $50,000 from the revolving credit facility. These borrowings were repaid in full on October 1, 2021.
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
The Company's 1%, 150,000 euro-denominated debt matured on May 25, 2021, and a U.S. dollar equivalent cash payment of $177,780 was made to settle the debt. On April 7, 2021, the Company entered into two forward contracts to buy a total of 150,000 euros, to manage foreign currency risk related to the Company's funding of the debt repayment upon maturity. The Company recognized a gain of $4,387 upon the May 21, 2021 maturity of these forward contracts. The gain is included in "Selling, general and administrative expenses" on the Company's Consolidated Statements of Income for the year ended December 31, 2021 and the proceeds from the settlement of the contracts and the debt maturity payment are reflected in "Net cash (used)/provided by financing activities" in the Company's Consolidated Statement of Cash Flows for the year ended December 31, 2021.
On August 1, 2021, the Company repaid its $250,000, 4.375% debentures without penalty ahead of their November 2021 maturity. Also on August 1, 2021, the Company repaid its $4,321, 9.2% debentures upon their maturity.
The principal requirements of debt maturing in the next five years are:

	2022	2023	2024	2025	2026
Debt maturities by year	$411,557	$7,992	$6,131	$5,306	$4,992
As of December 31, 2021, the Company has scheduled debt maturities through the next twelve months of $411,557 including $349,000 of outstanding commercial paper. At December 31, 2021, the Company has $170,978 in cash and cash equivalents on hand and $750,000 in committed capacity under its revolving credit facility, of which $401,000 was available for drawdown, net of outstanding commercial paper balances. The Company believes that these amounts, combined with expected net cash flows from operating activities, provide ample liquidity to cover these debt maturities and other cash flow needs of the Company over the course of the next year.
In addition, the Company had $195,417 available under unused short-term lines of credit at December 31, 2021. These short-term lines of credit are available for general corporate purposes of our subsidiaries, including working capital and hedging requirements.
On January 21, 2022, the Company completed a registered public offering of unsecured notes with an aggregate principal amount of $1,200,000. Also, on January 21, 2022, the Company entered into a new $300,000 term loan facility with a syndicate of 8 banks. Proceeds from the notes and the term loan, together with commercial paper borrowings, were used to fund the Ball Metalpack acquisition. See Note 20 for additional information.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenants currently require the Company to maintain a minimum level of interest coverage, and a minimum level of net worth, as defined in the agreements. As of December 31, 2021, the Company's interest coverage and net worth were substantially above the minimum levels required under these covenants.
F-19 FORM 10-K SONOCO 2021 ANNUAL REPORT

10. Financial instruments and derivatives
The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments for which the carrying amount differs from the fair value.

	December 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, net of current portion	$1,199,106	$1,434,711	$1,244,440	$1,538,132
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
Cash Flow Hedges
At December 31, 2021 and 2020, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. These contracts, which have maturities ranging to December 2022, qualify as cash flow hedges under U.S. GAAP. For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same income statement line item as the earning effect of the hedged item.
Commodity Cash Flow Hedges
Certain derivative contracts entered into to manage the cost of anticipated purchases of natural gas and aluminum have been designated by the Company as hedges. At December 31, 2021, these contracts included natural gas swaps covering approximately 1.7 million MMBTUs. The Company also has certain natural gas hedges that it does not treat as Cash Flow Hedges. See Other Derivatives below for a discussion of these hedges. The fair values of the Company’s commodity cash flow hedges netted to a gain position of $1,491 at December 31, 2021 and a loss position of $(647) at December 31, 2020. The amount of the gain included in accumulated other comprehensive loss at December 31, 2021 expected to be reclassified to the income statement during the next twelve months is $1,491.
Foreign Currency Cash Flow Hedges
The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales, purchases, and capital spending expected to occur in 2022. The net positions of these contracts at December 31, 2021, were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	Purchase	26,964,039
Mexican peso	Purchase	478,872
Polish zloty	Purchase	86,960
Czech koruna	Purchase	66,323
Turkish lira	Purchase	16,776
Canadian dollar	Purchase	15,862
Euro	Purchase	7,315
British pound	Purchase	3,541
New Zealand dollar	Sell	(290)
Australian dollar	Sell	(422)
Russian ruble	Sell	(89,271)
The fair value of the Company’s foreign currency cash flow hedges related to forecasted sales and purchases netted to a gain position of $336 and $555 at December 31, 2021 and December 31, 2020, respectively. Gains of $336 are expected to be reclassified from accumulated other comprehensive loss to the income statement during the next twelve months. In addition, the Company has entered into forward contracts to hedge certain foreign currency cash flow transactions related to equipment purchases denominated in a foreign currency. As of December 31, 2021 and December 31, 2020, the net position of these contracts was $(457) and $47, respectively. During the twelve months ended December 31, 2021, losses from these hedges totaling $(330) were reclassified from accumulated other comprehensive loss and included in the carrying value of the capitalized expenditures. Losses of $(457) are expected to be reclassified from accumulated other comprehensive loss and included in the carrying value of the related fixed assets acquired during the next twelve months.
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
F-20 FORM 10-K SONOCO 2021 ANNUAL REPORT

Company terminated the swap agreement and received a net cash settlement of $14,480. The Company recorded this foreign currency translation gain in "Accumulated other comprehensive loss," net of a tax provision of $7,581.
Other Derivatives
The Company routinely enters into forward contracts to economically hedge the currency exposure of intercompany debt and foreign currency denominated receivables and payables. The Company does not apply hedge accounting treatment under ASC 815 for these instruments. As such, changes in fair value are recorded directly to income and expense in the periods that they occur. The net positions of these contracts at December 31, 2021, were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	Purchase	28,089,457
Indonesian rupiah	Purchase	21,279,953
Mexican peso	Purchase	357,895
Turkish lira	Purchase	38,142
Thai Baht	Purchase	16,436
Canadian dollar	Purchase	2,682
In addition to the contracts designated as cash flow hedges described above, the Company has entered into derivative contracts to manage the cost of anticipated purchases of natural gas. At December 31, 2021, these contracts consisted of natural gas swaps covering approximately 3.9 million MMBTUs. The Company's designated and non-designated natural gas derivative contracts total approximately 5.6 million MMBTUs and represent approximately 73% of anticipated natural gas usage in North America for 2022.
Pursuant to the registered public offering of unsecured 2.85% notes with a principal amount of $500,000 maturing on February 1, 2032, the Company entered into treasury lock derivative instruments with two banks, with a notional principal amount of $150,000 each on December 29, 2021. These instruments had the risk management objective of reducing exposure to the Company of increases in the underlying Treasury index up to the date of pricing of the notes. The fair value of the contracts was a net loss position of $(550) at December 31, 2021. The derivatives were settled when the bonds priced on January 11, 2022, with the Company recognizing a gain on the settlement of $5,201.
The fair value of the Company’s other derivatives were net gains of $92 and $599 at December 31, 2021 and 2020, respectively.
The following table sets forth the location and fair values of the Company’s derivative instruments at December 31, 2021 and 2020:

		Fair Value at December 31
Description	Balance Sheet Location	2021	2020
Derivatives designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$1,599	$867
Commodity Contracts	Accrued expenses and other	$(108)	$(1,512)
Commodity Contracts	Other liabilities	$—	$(2)
Foreign Exchange Contracts	Prepaid expenses	$848	$997
Foreign Exchange Contracts	Accrued expenses and other	$(969)	$(395)
Derivatives not designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$1,815	$484
Commodity Contracts	Accrued expenses and other	$(1,132)
Foreign Exchange Contracts	Prepaid expenses	$135	$140
Foreign Exchange Contracts	Accrued expenses and other	$(176)	$(25)
Interest Rate Lock Contract	Accrued expenses and other	$(550)	$—
While certain of the Company's derivative contract arrangements with its counterparties provide for the ability to settle contracts on a net basis, the Company reports its derivative positions on a gross basis. There are no collateral arrangements or requirements in these agreements.

F-21 FORM 10-K SONOCO 2021 ANNUAL REPORT

The following tables set forth the effect of the Company’s derivative instruments on financial performance for the year ended December 31, 2021 and December 31, 2020, excluding the gains on foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to the carrying value of the capitalized expenditures:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income
Derivatives in Cash Flow Hedging Relationships:
Year Ended December 31, 2021
Foreign Exchange Contracts	$210	Net sales	$3,212
		Cost of sales	$(2,544)
Commodity Contracts	$10,039	Cost of sales	$7,794
Year Ended December 31, 2020
Foreign Exchange Contracts	$(3,596)	Net sales	$(6,662)
		Cost of sales	$3,576
Commodity Contracts	$(227)	Cost of sales	$(1,213)

Description	Gain or (Loss) Recognized	Location of Gain or (Loss) Recognized in Income Statement
Derivatives not Designated as Hedging Instruments:
Year Ended December 31, 2021
Commodity Contracts	$1,118	Selling, general and administrative
Foreign Exchange Contracts	$(737)	Selling, general and administrative
Interest Rate Lock Contracts	$(550)	Selling, general and administrative
Year Ended December 31, 2020
Commodity Contracts	$226	Cost of sales
Foreign Exchange Contracts	$(358)	Selling, general and administrative

	Year Ended December 31, 2021		Year Ended December 31, 2020
Description	Revenue	Cost of Sales	Revenue	Cost of Sales
Total amount of income and expense line items presented in the Consolidated Statements of Income	$3,212	$5,250	$(6,662)	$2,363

Gain or (loss) on cash flow hedging relationships:
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into net income	$3,212	$(2,544)	$(6,662)	$3,576

Commodity contract:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into net income	$—	$7,794	$—	$(1,213)

F-22 FORM 10-K SONOCO 2021 ANNUAL REPORT

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
The following tables set forth information regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis:

Description	December 31, 2021	Assets measured at NAV (g)	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$1,491	$—	$—	$1,491	$—
Foreign exchange contracts	(121)	—	—	(121)	—
Non-hedge derivatives, net:
Commodity contracts	683			683
Foreign exchange contracts	(41)	—	—	(41)	—
Interest rate lock contract	(550)		—	(550)	—

Postretirement benefit plan assets:
Common Collective(a)	$8,882	$8,882	$—	$—	$—
Mutual funds(b)	118,559	—	—	118,559	—
Fixed income securities(c)	292,883	41,120	—	251,763	—
Short-term investments(d)	1,211	—	—	1,211	—
Real estate funds(f)	592	592	—	—	—
Cash and accrued income	8,920	—	8,920	—	—
Total postretirement benefit plan assets	$431,047	$50,594	$8,920	$371,533	$—
Description	December 31, 2020	Assets measured at NAV (g)	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(647)	$—	$—	$(647)	$—
Foreign exchange contracts	602	—	—	602	—
Non-hedge derivatives, net:
Commodity contracts	484			484
Foreign exchange contracts	115	—	—	115	—

Postretirement benefit plan assets:
Common Collective(a)	$7,750	$7,750	$—	$—	$—
Mutual funds(b)	152,756	—	—	152,756	—
Fixed income securities(c)	1,533,149	1,297,826	17	235,306	—
Short-term investments(d)	1,223	—	—	1,223	—
Hedge fund of funds(e)	67	67	—	—	—
Real estate funds(f)	552	552	—	—	—
Cash and accrued income	117,638	—	117,638	—	—
Total postretirement benefit plan assets	$1,813,135	$1,306,195	$117,655	$389,285	$—
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
F-23 FORM 10-K SONOCO 2021 ANNUAL REPORT

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

The Company’s pension plan assets comprise more than 97% of its total postretirement benefit plan assets. Accordingly, the assets of the Company’s various pension plans and retiree health and life insurance plans are not shown separately, but are combined in the tables above. Postretirement benefit plan assets are netted against postretirement benefit obligations to determine the funded status of each plan. The funded status is recognized in the Company’s Consolidated Balance Sheets as shown in Note 13.
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
The Company does not currently have any nonfinancial assets or liabilities that are recognized or disclosed at fair value on a recurring basis. None of the Company's financial assets or liabilities are measured at fair value using significant unobservable inputs. There were no transfers in or out of Level 1 or Level 2 fair value measurements during the years ended December 31, 2021 or 2020. For additional fair value information on the Company's financial instruments, see Note 10.
12. Share-based compensation plans
The Company provides share-based compensation to certain employees and non-employee directors in the form of restricted stock units, performance contingent restricted stock units, and other share-based awards. Beginning in 2019, share-based awards were issued pursuant to the Sonoco Products Company 2019 Omnibus Incentive Plan (the "2019 Plan"), which became effective upon approval by the shareholders on April 17, 2019. Awards issued from 2014 through 2018 were issued pursuant to the Sonoco Products Company 2014 Long-Term Incentive Plan (the “2014 Plan”).
A total of 12,000,000 shares of common stock are reserved for awards granted under the 2019 Plan. As of the April 17, 2019 effective date, the 2019 Plan superseded the 2014 Plan and became the only plan under which equity-based compensation may be awarded to employees and non-employee directors. However, any awards under any of the prior plans that were outstanding on the effective date of the 2019 Plan remain subject to the terms and conditions, and continue to be governed by such prior plans. Awards issued between January 1 and April 16, 2019 were effectively issued under the 2019 Plan when such awards were transferred over to be applied against the 2019 Plan’s reserve. Share reserve reductions for restricted and performance-based stock awards originally granted under the 2014 Plan were weighted higher than stock appreciation rights in accordance with the shareholder-approved conversion formula included within the 2019 Plan. Awards granted under all previous plans which are forfeited, expire or are canceled without delivery of shares, or which result in forfeiture of shares back to the Company, will be added to the total shares available under the 2019 Plan. At December 31, 2021, a total of 8,494,373 shares remain available for future grant under the 2019 Plan. The Company issues new shares for stock appreciation right exercises and stock unit conversions. The Company’s stock-based awards to non-employee directors have not been material.
Accounting for share-based compensation
Total compensation cost for share-based payment arrangements was $22,608, $10,607 and $14,334, for 2021, 2020 and 2019, respectively. The related tax benefit recognized in net income was $5,715, $2,686, and $3,500, for the same years, respectively. Share-based compensation expense is included in “Selling, general and administrative expenses” in the Consolidated Statements of Income. The Company accounts for forfeitures of its share-based payment arrangements as they occur.
An “excess” tax benefit is created when the tax deduction for an exercised stock appreciation right, exercised stock option or converted stock unit exceeds the compensation cost that has been recognized in income. The additional net excess tax benefit realized was $1,110, $2,528 and $3,520 for 2021, 2020 and 2019, respectively.
Restricted Stock Units
The Company grants awards of restricted stock units (RSUs) to executive officers and certain key management employees. These awards vest over a three-year period with one-third vesting on each anniversary date of the grant. The expense for these RSUs is recognized following the graded-vesting method, which results in front-loaded expense being recognized during the early years of the required service period. For grants awarded prior to 2021, participants must be actively employed by the Company on the vesting date for shares to be issued, except in the event of the participant’s death, disability, or involuntary (or good reason) termination within two years of a change in control prior to full vesting, in which case shares will immediately vest. For the 2021 grant, in the event of the participant’s death, disability or retirement prior to full vesting, shares will be issued on a pro rata basis up through the time the participant’s employment or service ceases. Once vested, these awards do not expire.
The Company from time to time grants special RSUs to certain of its executive officers and directors. These awards normally vest over a five-year period with one-third vesting on each of the third, fourth and fifth anniversaries of the grant, but in some circumstances may vest over a shorter period, or cliff vest at the end of the five-year period. Normally a participant must be actively employed by, or serving as a director of, the Company on the vesting date for shares to be issued, but the Company may make other arrangements in connection with termination of employment prior to the vesting date. Officers and directors can elect to defer receipt of RSUs, but key management employees are required to take receipt of stock issued. The weighted-average grant-date fair value of RSUs granted was $57.77, $54.16 and $57.76 per share in 2021, 2020 and 2019, respectively. The fair value of shares vesting during the year was $4,063, $3,277, and $3,217 for 2021, 2020 and 2019, respectively.
F-24 FORM 10-K SONOCO 2021 ANNUAL REPORT

Noncash stock-based compensation associated with restricted stock grants totaled $8,278, $4,549 and $3,351 for 2021, 2020 and 2019, respectively. As of December 31, 2021, there was $8,061 of total unrecognized compensation cost related to nonvested restricted stock units. This cost is expected to be recognized over a weighted-average period of 46 months.
The activity related to restricted stock units for the year ended December 31, 2021 is as follows:

	Nonvested	Vested	Total	Average Grant Date Fair Value Per Share
Outstanding, December 31, 2020	209,583	75,863	285,446	$50.19
Granted	201,570	—	201,570	$57.77
Vested	(68,231)	68,231	—
Converted	—	(64,093)	(64,093)	$53.28
Cancelled	(12,053)	—	(12,053)	$55.98
Dividend equivalents	1,728	2,263	3,991	$62.95
Outstanding, December 31, 2021	332,597	82,264	414,861	$53.32

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
The activity related to performance contingent restricted stock units for the year ended December 31, 2021 is as follows:

	Nonvested	Vested	Total	Average Grant Date Fair Value per Share
Outstanding, December 31, 2020	157,122	166,432	323,554	$49.15
Granted	145,696	—	145,696	$55.95
Performance adjustments	256,711	—	256,711	$54.28
Vested	(64,243)	64,243	—
Converted	—	(133,960)	(133,960)	$46.34
Cancelled	(14,633)	—	(14,633)	$54.79
Dividend equivalents	—	938	938	$62.95
Outstanding, December 31, 2021	480,653	97,653	578,306	$53.67
2021 PCSU. As of December 31, 2021, the 2021 PSCUs to be awarded are estimated to range from 0 to 285,724 units and are tied to the three-year performance period ending December 31, 2023.
2020 PCSU. As of December 31, 2021, the 2020 PSCUs to be awarded are estimated to range from 0 to 297,648 units and are tied to the three-year performance period ending December 31, 2022.
2019 PCSU. The performance cycle for the 2019 PCSUs was completed on December 31, 2021. Outstanding stock units of 64,243 were determined to have been earned. The fair value of these units was $3,719 as of December 31, 2021.
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
The weighted-average grant-date fair value of PCSUs granted was $55.95, $52.00, and $56.04 per share in 2021, 2020 and 2019, respectively. Noncash stock-based compensation associated with PCSUs totaled $11,477, $2,023 and $5,171 for 2021, 2020 and 2019, respectively. As of December 31, 2021, there was approximately $14,259 of total unrecognized compensation cost related to nonvested PCSUs. This cost is expected to be recognized over a weighted-average period of 21 months.
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
SARs expense is recognized following the graded-vesting method, which results in front-loaded expense being recognized during the early years of the required service period. As of December 31, 2021, unrecognized compensation cost related to nonvested SARs totaled $40. This
F-25 FORM 10-K SONOCO 2021 ANNUAL REPORT

cost will be recognized over the remaining weighted-average vesting period of approximately 2 months. Noncash stock-based compensation expense associated with SARs totaled $347, $1,442, and $3,227 for 2021, 2020,and 2019, respectively.
The aggregate intrinsic value of SARS exercised during 2021, 2020, and 2019 was $2,575, $2,771, and $11,836, respectively. The weighted-average grant date fair value of SARs granted was $8.30 per share in 2019. No SARs were granted during 2021 and 2020.
The Company computed the estimated fair values of all SARs granted during 2019 using the Black-Scholes option-pricing model applying the assumptions set forth in the following table:

2019
Expected dividend yield	2.7%
Expected stock price volatility	16.6%
Risk-free interest rate	2.6%
Expected life of SARs	6 years
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
The activity related to the Company’s SARs for the year ended December 31, 2021 is as follows:

	Nonvested	Vested	Total	Weighted- average Exercise Price
Outstanding, December 31, 2020	397,677	873,751	1,271,428	$53.83
Vested	(259,687)	259,687	—
Granted	—	—	—	$—
Exercised	—	(363,102)	(363,102)	$50.95
Forfeited/Expired	(13,826)	(14,829)	(28,655)	$53.12
Outstanding, December 31, 2021	124,164	755,507	879,671	$55.03
Exercisable, December 31, 2021	—	755,507	755,507	$54.08

The weighted average remaining contractual life for SARs outstanding and exercisable at December 31, 2021 was 6.1 years and 5.9 years, respectively. The aggregate intrinsic value for SARs outstanding and exercisable at December 31, 2021 was $3,598 and $2,800, respectively. At December 31, 2021, the fair market value of the Company’s stock used to calculate intrinsic value was $57.89 per share.
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
The activity related to deferred compensation for equity award units granted to both employees and non-employee directors combined is as follows:

Total
Outstanding, December 31, 2020	372,413
Deferred	38,127
Converted	(40,527)
Dividend equivalents	10,744
Outstanding, December 31, 2021	380,757

Deferred compensation for employees and directors of $2,507, $2,593, and $2,585, which will be settled in Company stock at retirement, was deferred during 2021, 2020, and 2019, respectively.
F-26 FORM 10-K SONOCO 2021 ANNUAL REPORT

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
In October 2021, the Sonoco Retirement and Savings Plan was further amended to eliminate the SRC and to increase the Company's 401(k) matching contribution effective as of December 31, 2021.
The components of net periodic benefit cost include the following:

	2021	2020	2019
Retirement Plans
Service cost	$3,916	$3,969	$3,968
Interest cost	24,186	51,297	57,348
Expected return on plan assets	(22,888)	(50,733)	(65,143)
Amortization of prior service cost	900	1,006	1,022
Amortization of net actuarial loss	16,503	28,833	30,681
Effect of settlement loss	550,706	854	2,377
Effect of curtailment loss	—	32	—
Net periodic benefit cost	$573,323	$35,258	$30,253
Retiree Health and Life Insurance Plans
Service cost	$374	$358	$308
Interest cost	197	336	467
Expected return on plan assets	(444)	(371)	(718)
Amortization of prior service credit	—	(279)	(498)
Amortization of net actuarial gain	(744)	(834)	(823)
Net periodic benefit income	$(617)	$(790)	$(1,264)

F-27 FORM 10-K SONOCO 2021 ANNUAL REPORT

The following tables set forth the Plans’ obligations and assets at December 31:

	Retirement Plans		Retiree Health and Life Insurance Plans
	2021	2020	2021	2020
Change in Benefit Obligation
Benefit obligation at January 1	$2,092,297	$1,976,197	$14,880	$14,495
Service cost	3,916	3,969	374	358
Interest cost	24,186	51,297	197	336
Plan participant contributions	14	165	—	443
Plan amendments	608	419	—	—
Actuarial (gain)/loss	(138,157)	149,264	(939)	356
Benefits paid	(66,641)	(96,257)	(768)	(1,122)
Impact of foreign exchange rates	(4,999)	13,482	1	14
Effect of settlements	(1,396,494)	(2,463)	—	—
Effect of curtailments	(97)	(3,776)	—	—
Benefit obligation at December 31	$514,633	$2,092,297	$13,745	$14,880

	Retirement Plans		Retiree Health and Life Insurance Plans
	2021	2020	2021	2020
Change in Plan Assets
Fair value of plan assets at January 1	$1,799,109	$1,683,520	$14,026	$12,881
Actual return on plan assets	(46,148)	188,695	(84)	1,372
Company contributions	140,226	17,282	768	626
Plan participant contributions	14	165	—	443
Benefits paid	(66,641)	(96,257)	(768)	(1,122)
Impact of foreign exchange rates	(4,630)	13,667	—	—
Effect of settlements	(1,396,494)	(2,752)	—	—
Expenses paid	(8,331)	(5,211)	—	(174)
Fair value of plan assets at December 31	$417,105	$1,799,109	$13,942	$14,026
Funded Status of the Plans	$(97,528)	$(293,188)	$197	$(854)

	Retirement Plans		Retiree Health and Life Insurance Plans
	2021	2020	2021	2020
Total Recognized Amounts in the Consolidated Balance Sheets
Noncurrent assets	$70,221	$26,814	$1,758	$553
Current liabilities	(10,375)	(150,310)	(1,055)	(849)
Noncurrent liabilities	(157,374)	(169,692)	(506)	(558)
Net liability	$(97,528)	$(293,188)	$197	$(854)

Items not yet recognized as a component of net periodic pension cost that are included in Accumulated Other Comprehensive Loss as of December 31, 2021 and 2020, are as follows:

	Retirement Plans		Retiree Health and Life Insurance Plans
	2021	2020	2021	2020
Net actuarial loss/(gain)	$111,481	$742,374	$(6,357)	$(6,689)
Prior service cost	6,288	6,351	—	—
	$117,769	$748,725	$(6,357)	$(6,689)
F-28 FORM 10-K SONOCO 2021 ANNUAL REPORT

The amounts recognized in Other Comprehensive Loss/(Income) include the following:

	Retirement Plans			Retiree Health and Life Insurance Plans
	2021	2020	2019	2021	2020	2019
Adjustments arising during the period:
Net actuarial loss/(gain)	$(63,684)	$12,452	$146,414	$(412)	$(468)	$(914)
Prior service cost/(credit)	$837	$1,229	$1,667	$—	$—	$—
Net settlements/curtailments	$(550,706)	$(886)	$(2,377)	$—	$—	$—
Reversal of amortization:
Net actuarial (loss)/gain	$(16,503)	$(28,833)	$(30,681)	$744	$834	$823
Prior service (cost)/credit	$(900)	$(1,006)	$(1,022)	$—	$279	$498
Total recognized in other comprehensive loss/(income)	$(630,956)	$(17,044)	$114,001	$332	$645	$407
Total recognized in net periodic benefit cost and other comprehensive loss/(income)	$(57,633)	$18,214	$144,254	$(285)	$(145)	$(857)

The accumulated benefit obligation for all defined benefit plans was $504,944 and $2,081,850 at December 31, 2021 and 2020, respectively.
The projected benefit obligation (PBO), accumulated benefit obligation (ABO) and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were, $228,127, $223,657 and $61,686, respectively, as of December 31, 2021, and $1,788,070, $1,783,883 and $1,468,068, respectively, as of December 31, 2020.

Plan termination, settlements, changes and amendments
In July 2019, the Company's Board of Directors approved a resolution to terminate the Sonoco Pension Plan for Inactive Participants (the "Inactive Plan"), a tax-qualified defined benefit plan, effective September 30, 2019. Following completion of a limited lump sum offering in April 2021, the Company settled all remaining liabilities under the Inactive Plan in June 2021 through the purchase of annuities. The Company made additional net contributions of $124,432 to the Inactive Plan in 2021 in order to be fully funded on a termination basis at the time of the annuity purchase. Non-cash, pretax settlement charges totaling $538,722 were recognized in 2021 as the lump sum payouts and annuity purchases were made. The termination of the Inactive Plan applied to participants who had separated service from Sonoco and to non-union active employees who no longer accrued pension benefits. There was no change in the cumulative benefit previously earned by the approximately 11,000 participants affected by these actions. The Company continues to manage and support the Active Plan, comprised of approximately 700 active participants who continue to accrue benefits in accordance with a flat-dollar multiplier formula.
Additional settlement charges totaling $11,984 and $854 were recognized in 2021 and 2020, respectively, primarily as a result of activity in our Canadian plans, including settlement charges in 2021 from the annuitization of the Trenton Union Plan in Ontario, Canada. This plan was terminated in June 2020 and the participants were fully annuitized in December 2021. Settlements in 2020 resulted from lump-sum payments to certain participants of the Company's other Canadian pension plans who elected a lump-sum distribution option upon retirement.
Projected benefit payments
The following table sets forth the Company’s projected benefit payments for the next ten years:

Year	Retirement Plans	Retiree Health and Life Insurance Plans
2022	$23,934	$1,183
2023	$23,564	$1,163
2024	$23,999	$1,141
2025	$25,129	$1,116
2026	$27,620	$1,096
2026-2030	$129,131	$4,971

F-29 FORM 10-K SONOCO 2021 ANNUAL REPORT

Assumptions
The following tables set forth the major actuarial assumptions used in determining the benefit obligation and net periodic cost:

Weighted-average assumptions used to determine benefit obligations at December 31	U.S. Retirement Plans	U.S. Retiree Health and Life Insurance Plans	Foreign Plans
Discount Rate
2021	2.77%	2.48%	2.22%
2020	2.32%	2.04%	1.70%
Rate of Compensation Increase
2021	—%	3.01%	3.21%
2020	—%	3.03%	3.20%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31	U.S. Retirement Plans	U.S. Retiree Health and Life Insurance Plans	Foreign Plans
Discount Rate
2021	2.32%	2.04%	1.70%
2020	2.87%	2.89%	2.28%
2019	4.24%	4.02%	3.11%
Expected Long-term Rate of Return
2021	3.27%	2.01%	3.69%
2020	2.93%	2.93%	4.10%
2019	6.63%	6.73%	4.62%
Rate of Compensation Increase
2021	—%	3.03%	3.20%
2020	—%	3.04%	3.37%
2019	—%	3.06%	3.65%

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
Medical trends
The U.S. Retiree Health and Life Insurance Plan makes up approximately 95% of the Retiree Health liability. Therefore, the following information relates to the U.S. plan only.

Healthcare Cost Trend Rate	Pre-age 65	Post-age 65
2021	6.91%	8.27%
2020	6.00%	6.00%
Ultimate Trend Rate	Pre-age 65	Post-age 65
2021	4.45%	4.40%
2020	4.50%	4.50%
Year at which the Rate Reaches the Ultimate Trend Rate	Pre-age 65	Post-age 65
2021	2030	2030
2020	2026	2026

Based on amendments to the U.S. plan approved in 1999, which became effective in 2003, cost increases borne by the Company are limited to the Urban CPI, as defined.

F-30 FORM 10-K SONOCO 2021 ANNUAL REPORT

Retirement plan assets
The following table sets forth the weighted-average asset allocations of the Company’s retirement plans at 2021 and 2020, by asset category.

Asset Category		U.S.	U.K.	Canada
Equity securities	2021	23.5%	32.8%	33.6%
	2020	0.6%	41.4%	34.8%
Debt securities	2021	72.0%	66.6%	66.4%
	2020	92.2%	58.1%	55.4%
Cash and short-term investments	2021	4.5%	0.6%	—%
	2020	7.2%	0.5%	9.8%
Total	2021	100.0%	100.0%	100.0%
	2020	100.0%	100.0%	100.0%
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
At December 31, 2021, postretirement benefit plan assets totaled $431,047, of which $51,715, $304,582, and $50,837 were assets of the U.S., U.K. and Canadian Defined Benefit Plans, respectively.
U.S. defined benefit plans
The Company has adopted investment guidelines for both the Active and Inactive Plans based on asset/liability studies for each. These guidelines established a dynamic derisking framework for gradually shifting the allocation of assets to long-duration domestic fixed income from equity and other asset categories, as the relative funding ratio of each plan increased over time. Beginning in 2019, the Company accelerated the derisking measures in its U.S. defined benefit plans by reallocating plan assets to a more conservative mix of primarily fixed income investments. Subsequent to these derisking actions, the Inactive Plan was terminated effective September 30, 2019 and fully settled in June 2021. As of December 31, 2021, only the Active Plan remains. The current target allocation (midpoint) for the Active Plan investment portfolio is: Equity Securities - 20% and Debt Securities – 80%.
United Kingdom defined benefit plan
The equity investments consist of direct ownership and funds and are diversified among U.K. and international stocks of small and large capitalizations. The current target allocation (midpoint) for the investment portfolio is: Equity Securities – 32% and Debt Securities – 68%.
Canada defined benefit plan
The equity investments consist of direct ownership and funds and are diversified among Canadian and international stocks of primarily large capitalizations and short to intermediate duration corporate and government bonds. The current target allocation (midpoint) for the investment portfolio is 28% Equity Securities and 72% Debt Securities.
Retiree health and life insurance plan assets
The following table sets forth the weighted-average asset allocations by asset category of the Company’s retiree health and life insurance plan.

Asset Category	2021	2020
Equity securities	—%	—%
Debt securities	100.0%	100.0%
Cash	—%	—%
Total	100.0%	100.0%

Contributions
Based on current actuarial estimates, the Company anticipates that contributions to its defined benefit plans will be approximately $16,000 in 2022. No assurances can be made about funding requirements beyond 2022, however, as they will depend largely on actual investment returns and future actuarial assumptions.
Sonoco Retirement and Savings Plan
The Sonoco Retirement and Savings Plan is a defined contribution retirement plan provided for certain of the Company’s U.S. employees. The plan is comprised of both an elective and non-elective component.
The elective component of the plan, which is designed to meet the requirements of section 401(k) of the Internal Revenue Code, allows participants to set aside a portion of their wages and salaries for retirement and encourages saving by matching a portion of their contributions with contributions from the Company. The plan provides for participant contributions of 1% to 100% of gross pay. Since January 1, 2010, the Company has matched 50% on the first 4% of compensation contributed by the participant as pretax contributions which are immediately fully vested. The Company’s expenses related to the plan for 2021, 2020 and 2019 were approximately $13,900, $13,700 and $13,400, respectively.
The non-elective component of the plan, the Sonoco Retirement Contribution (SRC), is available to certain employees who are not currently active participants in the Company’s U.S. qualified defined benefit pension plan. The SRC provides for an annual Company contribution of 4% of all eligible pay plus 4% of eligible pay in excess of the Social Security wage base to eligible participant accounts. Participants are fully vested after three years of service or upon reaching age 55, if earlier. The Company’s expenses related to the plan for 2021, 2020 and 2019 were approximately $22,914, $23,505 and $23,752, respectively. Cash contributions to the SRC totaled $22,665, $22,503 and $14,573 in 2021, 2020 and 2019, respectively, and are expected to total approximately $22,000 in 2022.
F-31 FORM 10-K SONOCO 2021 ANNUAL REPORT

In October 2021, the Company's Board of Directors approved an amendment to the Sonoco Retirement and Savings Plan to eliminate the SRC and to increase the Company's 401(k) matching contribution to 100% of the first 6% of pretax and/or Roth compensation contributed by the participant effective as of December 31, 2021. The amendment is expected to be neutral to total expense in 2022, but will be negative to operating cash flows in 2022 due to the timing of funding 401(k) matching contributions subsequent to each pay period compared with the annual funding of the SRC.
Other plans
The Company also provides retirement and postretirement benefits to certain other non-U.S. employees through various Company-sponsored and local government sponsored defined contribution arrangements. For the most part, the liabilities related to these arrangements are funded in the period they arise. The Company’s expenses for these plans were not material for all years presented.
14. Income taxes
The provision for taxes on income for the years ended December 31 consists of the following:

	2021	2020	2019
Pretax income
Domestic	$(342,951)	$54,397	$217,098
Foreign	181,969	201,195	163,668
Total pretax income	$(160,982)	$255,592	$380,766
Current
Federal	$21,247	$10,868	$14,933
State	15,212	4,608	2,565
Foreign	55,018	42,764	45,911
Total current	$91,477	$58,240	$63,409
Deferred
Federal	$(120,243)	$432	$25,064
State	$(39,709)	$512	8,599
Foreign	1,045	(6,154)	(3,803)
Total deferred	$(158,907)	$(5,210)	$29,860
Total taxes	$(67,430)	$53,030	$93,269
Deferred tax (liabilities)/assets are comprised of the following at December 31:

	2021	2020
Property, plant and equipment	$(97,806)	$(91,752)
Intangibles	(96,057)	(110,796)
Leases	(75,587)	(79,531)
Gross deferred tax liabilities	$(269,450)	$(282,079)
Retiree health benefits	$2,935	$4,065
Foreign loss carryforwards	76,462	81,143
U.S. Federal loss and credit carryforwards	34,700	78,100
Capital loss carryforwards	4,050	3,121
Employee benefits	46,503	47,134
Leases	78,518	84,076
Accrued liabilities and other assets	75,611	69,341
Gross deferred tax assets	$318,779	$366,980
Valuation allowance on deferred tax assets	$(93,992)	$(128,435)
Total deferred taxes, net	$(44,663)	$(43,534)
The Company has total federal net operating loss carryforwards of approximately $53,675 remaining at December 31, 2021. These losses are limited based upon future taxable earnings of the Company and expire between 2030 and 2036. U.S. foreign tax credit carryforwards of approximately $21,769 exist at December 31, 2021 and expire in 2027. Foreign subsidiary loss carryforwards of approximately $307,002 remain at December 31, 2021. Their use is limited to future taxable earnings of the respective foreign subsidiaries or filing groups. Approximately $191,458 of these loss carryforwards do not have an expiration date. Of the remaining foreign subsidiary loss carryforwards, approximately $16,951 expire within the next five years and approximately $98,594 expire between 2027 and 2041. Foreign subsidiary capital loss carryforwards of approximately $16,187 exist at December 31, 2021 and do not have an expiration date. Their use is limited to future capital gains of the respective foreign subsidiaries.
Approximately $11,086 in tax value of state loss carryforwards and $16,636 of state credit carryforwards remain at December 31, 2021. These state loss and credit carryforwards are limited based upon future taxable earnings of the respective entities or filing group and expire between 2022 and 2041. State loss and credit carryforwards are reflected at their "tax" value, as opposed to the amount of expected gross deduction due to the vastly different apportionment and statutory tax rates applicable to the various entities and states in which the Company files.

F-32 FORM 10-K SONOCO 2021 ANNUAL REPORT

A reconciliation of the U.S. federal statutory tax rate to the actual (benefit from)/provision for income taxes is as follows:

	2021		2020		2019
Statutory tax rate	$(33,806)	21.0%	$53,674	21.0%	$79,961	21.0%
State income taxes, net of federal tax benefit	(15,863)	9.9%	4,859	1.9%	7,767	2.0%
Valuation allowance	(33,576)	20.9%	1,589	0.6%	3,174	0.8%
Tax examinations including change in reserve for uncertain tax positions	5,665	(3.5)%	5,546	2.2%	(1,639)	(0.4)%
Adjustments to prior year deferred taxes	1,239	(0.8)%	(265)	(0.1)%	(499)	(0.1)%
Foreign earnings taxed at other than U.S. rates	9,659	(6.0)%	3,275	1.3%	5,083	1.3%
Divestiture of business	(808)	0.5%	(15,356)	(6.0)%	—	—%
Effect of tax rate changes	275	(0.2)%	(523)	(0.2)%	531	0.1%
Foreign withholding taxes	8,107	(5.0)%	2,157	0.8%	2,015	0.5%
Tax credits	(21,936)	13.6%	(13,529)	(5.3)%	(13,310)	(3.5)%
Global intangible low-taxed income (GILTI)	11,323	(7.0)%	15,795	6.2%	12,340	3.2%
Foreign-derived intangible income	(202)	0.1%	(1,238)	(0.5)%	(1,225)	(0.3)%
Foreign currency gain/(loss) on distributions of previously taxed income	3,365	(2.1)%	(344)	(0.1)%	—	—%
Other, net	(872)	0.5%	(2,610)	(1.1)%	(929)	(0.2)%
(Benefit from)/Provision for income taxes	$(67,430)	41.9%	$53,030	20.7%	$93,269	24.4%

The total amount of the one-time transition tax on certain accumulated foreign earnings as part of the Tax Cuts and Jobs Act ("Tax Act") was $80,580. Under the provisions of the Tax Act, the transition tax is payable in installments over a period of 8 years. The first two installments were paid in 2018 and 2019 with the filing of the Company's 2017 and 2018 U.S. income tax returns. The liability is further reduced by the deemed overpayment of federal income taxes. In 2021 the Company amended its 2017 U.S. income tax return to reflect a decrease in the transition tax from the increased use of foreign tax credits. The resulting overpayment reduced the remaining installment payments by $44,500. The remaining obligation of $1,795 is included in "Other Liabilities" in the Company's Consolidated Balance Sheet at December 31, 2021.
The change in “Tax examinations including change in reserve for uncertain tax positions” is shown net of associated deferred taxes and accrued interest. Included in the change are net increases in reserves for uncertain tax positions of approximately $2,330, $1,866 and $1,832 for uncertain items arising in 2021, 2020 and 2019, respectively, combined with adjustments related to prior year items, primarily decreases related to lapses of statutes of limitations in international, federal and state jurisdictions as well as overall changes in facts and judgment. These adjustments changed the reserve by a total of approximately $3,743, $(2,601) and $(3,471) in 2021, 2020 and 2019, respectively.
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
The benefits included in "Divestiture of business" relate to the sale of the Company's European contract packaging business.
Of the $21,936 of tax credits for 2021, $8,208 directly offsets the $11,323 of GILTI tax, resulting in a net GILTI tax of $3,115. Of the remainder, $10,980 relates to Research & Development tax credits, which is made up of amounts for both 2021 and 2020 tax years.
The benefits included in "Valuation allowance" include a $39,843 net recognized benefit associated with the amendment of the Company's 2017 U.S. income tax return to report increased utilization of its foreign tax credits.
The Company maintains its assertion that its undistributed foreign earnings are indefinitely reinvested and, accordingly, has not recorded any deferred income tax liabilities that would be due if those earnings were repatriated. As of December 31, 2021, these undistributed earnings total $849,720. While the majority of these earnings have already been taxed in the U.S., a portion would be subject to foreign withholding and U.S. income taxes and credits if distributed. Computation of the deferred tax liability associated with unremitted earnings deemed to be indefinitely reinvested is not practicable at this time.
Reserve for uncertain tax positions
The following table sets forth the reconciliation of the gross amounts of unrecognized tax benefits at the beginning and ending of the periods indicated:

	2021	2020	2019
Gross Unrecognized Tax Benefits at January 1	$11,230	$12,200	$14,400
Increases in prior years’ unrecognized tax benefits	12,283	91	—
Decreases in prior years’ unrecognized tax benefits	(275)	(464)	(1,300)
Increases in current year's unrecognized tax benefits	1,088	1,569	1,300
Decreases in unrecognized tax benefits from the lapse of statutes of limitations	(6,170)	(1,866)	(2,300)
Settlements	(14)	(300)	100
Gross Unrecognized Tax Benefits at December 31	$18,142	$11,230	$12,200
Of the unrecognized tax benefit balances at December 31, 2021 and December 31, 2020, $17,425 and $10,470, respectively, would have an impact on the effective tax rate if ultimately recognized.
F-33 FORM 10-K SONOCO 2021 ANNUAL REPORT

Interest and/or penalties related to income taxes are reported as part of income tax expense. The Company had $875 and $2,006 accrued for interest related to uncertain tax positions at December 31, 2021 and December 31, 2020, respectively. Tax expense for the year ended December 31, 2021, includes an interest benefit of $1,131, which is comprised of an interest benefit of $1,396 related to the adjustment of prior years' items and interest expense of $265 on unrecognized tax benefits. The amounts listed above for accrued interest and interest expense do not reflect the benefit of a federal tax deduction which would be available if the interest were ultimately paid.
The Company and/or its subsidiaries file federal, state and local income tax returns in the United States and various foreign jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before 2015.
The Company believes that it is reasonably possible that the amount reserved for uncertain tax positions at December 31, 2021 will decrease by $224 over the next twelve months. This change includes the anticipated increase in reserves related to existing positions offset by settlements of issues currently under examination and the release of existing reserves due to the expiration of the statute of limitations. Although the Company's estimate for the potential outcome for any uncertain tax issue is highly judgmental, management believes that any reasonably foreseeable outcomes related to these matters have been adequately provided for. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which earnings or deductions are realized may differ from current estimates. As a result, the effective tax rate may fluctuate significantly on a quarterly basis. The Company has operations in many countries outside of the United States and the taxes paid on those earnings are subject to varying rates. The Company is not dependent upon the favorable benefit of any one jurisdiction to an extent that loss of those benefits would have a material effect on the Company's overall effective tax rate.
As previously disclosed, in February 2017 the Company received a Notice of Proposed Adjustment (“NOPA”) from the Internal Revenue Service ("IRS") proposing adjustments to the 2012 and 2013 tax years. In 2018, the Company filed a protest to the proposed deficiency and the matter was referred to the Appeals Division of the IRS. In the second quarter of 2021, the Company paid $5,613 in taxes and interest to settle the dispute.
15. Revenue Recognition
The Company changed its operating and reporting structure in January 2021, realigning certain of its reportable segments. The revised structure consists of two reportable segments, Consumer Packaging and Industrial Paper Packaging, with all remaining business reported as All Other. The Company's reportable segments are aligned by product nature as disclosed in Note 18. Previously reported amounts have been recast to conform to the current year presentation.
The following tables set forth information about revenue disaggregated by primary geographic regions for the years ended December 31, 2021, 2020 and 2019. The tables also include a reconciliation of disaggregated revenue with reportable segments.

Year Ended December 31, 2021	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary geographical markets:
United States	$1,607,810	$1,421,684	$620,596	$3,650,090
Europe	444,734	408,093	88,828	941,655
Canada	117,492	94,780	—	212,272
Asia Pacific	82,882	316,841	1,280	401,003
Other	115,429	222,914	47,075	385,418
Total	$2,368,347	$2,464,312	$757,779	$5,590,438

Year Ended December 31, 2020	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary geographical markets:
United States	$1,581,639	$1,177,903	$651,721	$3,411,263
Europe	394,473	328,410	332,947	1,055,830
Canada	96,457	84,968	—	181,425
Asia Pacific	74,823	241,163	684	316,670
Other	82,467	159,030	30,758	272,255
Total	$2,229,859	$1,991,474	$1,016,110	$5,237,443
F-34 FORM 10-K SONOCO 2021 ANNUAL REPORT

Year Ended December 31, 2019	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary geographical markets:
United States	$1,571,030	$1,178,904	$658,525	$3,408,459
Europe	368,417	346,102	364,247	1,078,766
Canada	108,848	117,201	—	226,049
Asia Pacific	70,504	278,401	1,354	350,259
Other	89,775	177,272	43,627	310,674
Total	$2,208,574	$2,097,880	$1,067,753	$5,374,207

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

	December 31, 2021	December 31, 2020
Contract Assets	$51,106	$48,390
Contract Liabilities	(18,993)	(16,687)

Significant changes in the contract assets and liabilities balances during the twelve months ended December 31, 2021 and 2020 were as follows:

	December 31, 2021		December 31, 2020
	Contract Asset	Contract Liability	Contract Asset	Contract Liability
Beginning balance	$48,390	$(16,687)	$56,364	$(17,047)
Revenue deferred or rebates accrued	—	(36,527)	—	(32,512)
Recognized as revenue	—	7,238	—	9,189
Rebates paid to customers	—	26,983	—	23,683
Increases due to rights to consideration for customer specific goods produced, but not billed during the period	51,106	—	48,390	—
Transferred to receivables from contract assets recognized at the beginning of the period	(48,390)	—	(56,364)	—
Ending balance	$51,106	$(18,993)	$48,390	$(16,687)

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
Spartanburg
In connection with its acquisition of Tegrant in November 2011, the Company identified potential environmental contamination at a site in Spartanburg, South Carolina. The total remediation cost of the Spartanburg site was estimated to be $17,400 at the time of the acquisition and an accrual in this amount was recorded on Tegrant’s opening balance sheet. Since the acquisition, the Company has spent a total of $1,845 on remediation of the Spartanburg site.
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
At December 31, 2021 and 2020, the Company's accrual for environmental contingencies related to the Spartanburg site totaled $5,555 and $5,700, respectively. The Company cannot currently estimate its potential liability, damages or range of potential loss, if any, beyond the amounts
F-35 FORM 10-K SONOCO 2021 ANNUAL REPORT

accrued with respect to this exposure. However, the Company does not believe that the resolution of this matter has a reasonable possibility of having a material adverse effect on the Company's financial statements.
Other environmental matters
The Company has been named as a potentially responsible party at several other environmentally contaminated sites. All of the sites are also the responsibility of other parties. The potential remediation liabilities are shared with such other parties, and, in most cases, the Company’s share, if any, cannot be reasonably estimated at the current time. However, the Company does not believe that the resolution of these matters has a reasonable possibility of having a material adverse effect on the Company's financial statements. At December 31, 2021 and 2020, the Company's accrual for these other sites totaled $1,825 and $2,433, respectively.
Summary
As of December 31, 2021 and 2020, the Company (and its subsidiaries) had accrued $7,380 and $8,133, respectively, related to environmental contingencies. These accruals are included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets.
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
Commitments
As of December 31, 2021, the Company had long-term obligations to purchase electricity and steam, which it uses in its production processes, as well as long-term purchase commitments for certain raw materials, principally old corrugated containers. These purchase commitments require the Company to make total payments of approximately $99,271, as follows: $81,398 in 2022; $15,153 in 2023; $1,419 in 2024, $1,301 in 2025, and a total of $0 from 2026 through 2030.

17. Shareholders’ equity and earnings per share
Share repurchases
On April 20, 2021, the Company's Board of Directors (the "Board") authorized the repurchase of the Company's common stock in an aggregate amount of up to $350,000. Following the transactions described below, a total of $137,972 remains available for share repurchases under this authorization as of December 31, 2021.
On May 6, 2021, the Company repurchased approximately 53,500 shares for $3,615 from a private stockholder based upon the average stock price on that day.
On May 10, 2021, the Company entered into an accelerated share repurchase agreement ("ASR Agreement") with a financial institution to repurchase outstanding shares of the Company's common stock. In exchange for an upfront payment of $150,000, which was funded with available cash on hand, the financial institution delivered 1,751,825 initial shares to the Company, representing 80% of the expected number of shares to be repurchased during the repurchase period based upon the closing stock price on May 10, 2021 of $68.50 per share. The initial shares received were retired by the Company. The final number of shares repurchased and retired was based on the Company's volume-weighted average share price during the repurchase period, less a discount and subject to certain adjustments (the "Settlement Price").
Pursuant to the ASR Agreement, the financial institution elected to accelerate the settlement of the transaction in two tranches. On July 21, 2021, the financial institution transferred 167,743 additional shares to the Company based upon an effective Settlement Price of $66.52 and a notional value of $50,000, or one third of the total $150,000 prepayment. On July 26, 2021, the financial institution transferred 336,996 additional shares to the Company upon full settlement of the remaining $100,000 notional value of the transaction at the final Settlement Price of $66.45.
On October 25, 2021, the Company entered into a Rule 10b5-1 Repurchase Plan with a financial institution to repurchase outstanding shares of the Company's common stock pursuant to its Board authorization. The Company repurchased and retired 976,191 shares for $58,413 prior to the termination of the trading period on November 23, 2021.
The costs of these share repurchases were allocated to "Capital in excess of stated value" on the Company's Consolidated Balance Sheet as of December 31, 2021.
The Company occasionally repurchases shares of its common stock to satisfy employee tax withholding obligations in association with the exercise of stock appreciation rights, restricted stock, and performance-based stock awards. These repurchases, which are not part of a publicly announced plan or program, totaled 99,824 shares during 2021, 148,680 shares during 2020, and 169,290 shares during 2019, at a cost of $6,057, $8,483 and $9,608, respectively.

F-36 FORM 10-K SONOCO 2021 ANNUAL REPORT

Earnings per share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	2021	2020	2019
Numerator:
Net (loss)/income attributable to Sonoco	$(85,477)	$207,463	$291,785

Denominator:
Weighted average common shares outstanding	99,608	100,939	100,742
Dilutive effect of stock-based compensation	—	270	434
Diluted outstanding shares	99,608	101,209	101,176
Per common share:
(Loss)/Income available to common shareholders:
Basic	$(0.86)	$2.06	$2.90
Diluted	$(0.86)	$2.05	$2.88
Cash dividends	$1.80	$1.72	$1.70
No adjustments were made to "Net income/(loss) attributable to Sonoco" in the computations of net income/(loss) attributable to Sonoco per common share.
Potentially dilutive securities are calculated in accordance with the treasury stock method. For stock appreciation rights (SARs), in particular, the treasury stock method assumes the proceeds from the exercise of all dilutive SARs are used to repurchase the Company’s common stock. Certain SARs are not dilutive because either the exercise price is greater than the average market price of the stock during the reporting period or assumed repurchases from proceeds from the exercise of the SARs were antidilutive.

The average number of shares that were not dilutive and therefore not included in the computation of diluted (loss) income per share was as follows for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Anti-dilutive stock appreciation rights	202	772	475
These stock appreciation rights may become dilutive in future periods if the market price of the Company’s common stock appreciates.
Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. Such securities have an anti-dilutive impact in those periods in which a loss is reported. Diluted net loss per share of common stock for the year ended December 31, 2021 is the same as basic net loss per share because otherwise dilutive securities are excluded from the computation of diluted net loss per share. The number of potentially dilutive securities excluded from the computation of diluted net loss per share during the year ended December 31, 2021 was $470.
18. Segment reporting
The Company changed its operating and reporting structure in January 2021 and, as a result, realigned certain of its reportable segments effective January 1, 2021. The revised structure consists of two reportable segments, Consumer Packaging and Industrial Paper Packaging, with all remaining businesses reported as All Other.
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
Restructuring charges, asset impairment charges, gains or losses from the divestiture of businesses, insurance settlement gains, acquisition-related costs, non-operating pension costs, interest expense and interest income are included in (loss)/income before income taxes under "Corporate".

F-37 FORM 10-K SONOCO 2021 ANNUAL REPORT

The following table sets forth financial information about each of the Company's business segments. Segment financial information for prior periods has been recast to conform to the current-year presentation.

	Years ended December 31
	Consumer Packaging	Industrial Paper Packaging	All Other	Corporate	Consolidated
Total Revenue
2021	2,373,583	2,578,379	768,476	—	$5,720,438
2020	2,234,292	2,090,731	1,024,060	—	5,349,083
2019	2,213,874	2,208,871	1,078,496	—	5,501,241
Intersegment Sales[1]
2021	5,236	114,067	10,697	—	$130,000
2020	4,433	99,257	7,950	—	111,640
2019	5,300	110,991	10,743	—	127,034
Sales to Unaffiliated Customers
2021	2,368,347	2,464,312	757,779	—	$5,590,438
2020	2,229,859	1,991,474	1,016,110	—	5,237,443
2019	2,208,574	2,097,880	1,067,753	—	5,374,207
(Loss) / Income Before Income Taxes[2]
2021	252,824	218,345	44,195	(676,346)	$(160,982)
2020	278,443	176,809	71,737	(271,397)	255,592
2019	207,408	244,982	73,002	(144,626)	380,766
Identifiable Assets[3]
2021	1,956,688	1,971,293	886,647	258,607	$5,073,235
2020	1,926,294	1,805,388	1,018,091	527,486	5,277,259
2019	1,950,127	1,736,734	1,287,281	152,147	5,126,289
Depreciation, Depletion and Amortization[4]
2021	98,737	96,084	44,265	—	$239,086
2020	109,310	94,801	51,248	—	255,359
2019	107,948	86,861	44,331	—	239,140
Capital Expenditures
2021	60,532	150,225	22,780	22,482	$256,019
2020	59,040	87,549	24,701	22,837	194,127
2019	61,787	112,852	14,204	7,091	195,934

[1]	Intersegment sales are recorded at a market-related transfer price.

[2]	Included in Corporate above are interest expense, interest income, restructuring/asset impairment charges, property insurance settlement gains, non-operating pension costs, acquisition/divestiture-related charges, and other non-operational income and expenses associated with the following segments:

	Consumer Packaging	Industrial Paper Packaging	All Other	Corporate	Total
2021	$4,197	$(3,056)	$5,343	$669,862	$676,346
2020	100,166	33,450	27,835	109,946	271,397
2019	40,831	5,491	1,828	96,476	144,626

The remaining amounts reported as Corporate consist of interest expense, interest income, non-operating pension costs, and other non-operational income and expenses not associated with a particular segment.
[3]	Identifiable assets are those assets used by each segment in its operations. Corporate assets consist primarily of cash and cash equivalents, investments in affiliates, headquarters facilities, deferred income taxes and prepaid expenses.
[4]	Depreciation, depletion and amortization incurred at Corporate are allocated to the reportable segments.
F-38 FORM 10-K SONOCO 2021 ANNUAL REPORT

Geographic regions
Sales to unaffiliated customers and long-lived assets by geographic region are as follows:

	2021	2020	2019
Sales to Unaffiliated Customers
United States	$3,650,090	$3,411,263	$3,408,459
Europe	941,655	1,055,830	1,078,766
Canada	212,272	181,425	226,049
Asia Pacific	401,003	316,670	350,259
Other	385,418	272,255	310,674
Total	$5,590,438	$5,237,443	$5,374,207
Long-lived Assets
United States	$2,078,342	$2,016,185	$2,177,918
Europe	545,211	673,725	648,648
Canada	104,913	102,932	107,470
Asia Pacific	157,084	163,393	160,740
Other	68,949	51,001	64,043
Total	$2,954,499	$3,007,236	$3,158,819
Sales are attributed to countries/regions based upon the plant location from which products are shipped. Long-lived assets are comprised of property, plant and equipment, goodwill, intangible assets and investment in affiliates (see Notes 6 and 8).
19. Accumulated other comprehensive loss
The following table summarizes the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss, net of tax as applicable, for the years ended December 31, 2021 and 2020:

	Foreign Currency Items	Defined Benefit Pension Items	Gains and Losses on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at December 31, 2019	$(241,994)	$(574,413)	$(396)	$(816,803)
Other comprehensive income/(loss) before reclassifications	60,336	(10,480)	(2,952)	46,904
Amounts reclassified from accumulated other comprehensive loss to net income	(12,366)	22,146	3,278	13,058
Amounts reclassified from accumulated other comprehensive loss to fixed assets	—	—	(1)	(1)
Other comprehensive income/(loss)	47,970	11,666	325	59,961
Balance at December 31, 2020	$(194,024)	$(562,747)	$(71)	$(756,842)
Other comprehensive (loss)/income before reclassifications	(75,052)	49,145	7,589	(18,318)
Amounts reclassified from accumulated other comprehensive loss to net loss	—	422,205	(6,258)	415,947
Amounts reclassified from accumulated other comprehensive loss to fixed assets	—	—	(212)	(212)
Other comprehensive (loss) income	(75,052)	471,350	1,119	397,417
Balance at December 31, 2021	$(269,076)	$(91,397)	$1,048	$(359,425)

F-39 FORM 10-K SONOCO 2021 ANNUAL REPORT

The following table summarizes the amounts reclassified from accumulated other comprehensive loss and the affected line items in the consolidated statements of net income for the years ended December 31, 2021 and 2020:

Details about Accumulated Other Comprehensive Loss Components	Year Ended December 31, 2021	Year Ended December 31, 2020	Affected Line Item in the Consolidated Statements of Net Income
Foreign currency items
Amounts reclassified to net (loss)/income	$—	$12,366	Loss on divestiture of business,net
	—	12,366	Net (loss)/income
Defined benefit pension items (see Note 13)
Effect of settlement loss	(550,706)	(854)	Non-operating pension cost
Effect of curtailment loss	—	(32)	Non-operating pension cost
Amortization of defined benefit pension items	(16,659)	(28,726)	Non-operating pension cost
	(567,365)	(29,612)
	145,160	7,466	(Benefit from)/Provision for income taxes
	(422,205)	(22,146)	Net (loss)/income
Gains and losses on cash flow hedges (see Note 10)
Foreign exchange contracts	3,212	(6,662)	Net Sales
Foreign exchange contracts	(2,544)	3,576	Cost of sales
Commodity contracts	7,794	(1,213)	Cost of sales
	8,462	(4,299)	(Loss)/Income before income taxes
	(2,204)	1,021	(Benefit from)/Provision for income taxes
	6,258	(3,278)	Net (loss)/income
Total reclassifications for the period	$(415,947)	$(13,058)	Net (loss)/income

The following table summarizes the tax (expense) benefit amounts for the other comprehensive loss components for the years ended December 31, 2021 and 2020:

	For the year ended December 31, 2021			For the year ended December 31, 2020
	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Foreign currency items:
Other comprehensive (loss)/income before reclassifications(a)	$(75,052)	$—	$(75,052)	$67,917	$(7,581)	$60,336
Amounts reclassified from accumulated other comprehensive loss to net (loss)/income	—	—	—	(12,366)	—	(12,366)
Gains and losses on foreign currency items:	(75,052)	—	(75,052)	55,551	(7,581)	47,970
Defined benefit pension items:
Other comprehensive income/(loss) before reclassifications	63,559	(14,414)	49,145	(13,217)	2,737	(10,480)
Amounts reclassified from accumulated other comprehensive loss to net (loss)/income(b)	567,365	(145,160)	422,205	29,612	(7,466)	22,146
Net other comprehensive income/(loss) from defined benefit pension items(c)	630,924	(159,574)	471,350	16,395	(4,729)	11,666
Gains and losses on cash flow hedges:
Other comprehensive income/(loss) before reclassifications	10,249	(2,660)	7,589	(3,823)	871	(2,952)
Amounts reclassified from accumulated other comprehensive loss to net (loss)/income	(8,462)	2,204	(6,258)	4,299	(1,021)	3,278
Amounts reclassified from accumulated other comprehensive loss to fixed assets	(289)	77	(212)	(1)	—	(1)
Net other comprehensive income/(loss) from cash flow hedges	1,498	(379)	1,119	475	(150)	325
Other comprehensive income/(loss)	$557,370	$(159,953)	$397,417	$72,421	$(12,460)	$59,961

(a) Other comprehensive (loss)/income from foreign currency items for the year ended December 31, 2020 includes the settlement gain and corresponding tax provision related to the termination of a net investment hedge. See Note 10 for more information.

(b)See Note 13 for more information.

F-40 FORM 10-K SONOCO 2021 ANNUAL REPORT

(c)The net other comprehensive (loss)/income from defined benefit pension items includes pretax changes of $(32) and $4 during the years ended December 31, 2021 and 2020, related to one of the Company’s equity method investments.

20. Subsequent Events
On January 21, 2022, the Company completed a registered public offering of unsecured notes (the "Notes") with an aggregate principal amount of $1,200,000. The Notes consisted of the following:

	Principal Amount	Interest Rate	Maturity

2025 Notes	$400,000	1.800%	February 1, 2025
2027 Notes	300,000	2.250%	February 1, 2027
2032 Notes	500,000	2.850%	February 1, 2032
Total	$1,200,000

The Notes are the Company’s senior unsecured obligations and rank equal in right of payment to the Company’s other senior unsecured debt from time to time outstanding. The Indenture contains certain covenants with respect to the Company that, among other things, restrict the entry into secured indebtedness, sale and leaseback transactions and certain mergers, consolidations and transfers of all or substantially all of the Company’s assets.
Also on January 21, 2022, the Company entered into a $300,000 term loan facility (the "Term Loan Facility") with a syndicate of eight banks. The full $300,000 was drawn from this facility on January 26, 2022, and the proceeds used to partially fund the acquisition of Ball Metalpack. The unsecured loan has a three-year term. Interest is assessed at the Secured Overnight Financing Rate (SOFR) plus a margin based on a pricing grid that uses the registrant’s credit ratings. The current SOFR margin is 122.5 basis points. There is no required amortization and repayment can be accelerated at any time at our discretion.
On January 26, 2022, the Company completed the acquisition of Ball Metalpack, a joint venture owned by Platinum Equity and Ball Corporation, for $1,350,000 in cash subject to customary adjustments, including for working capital, cash and indebtedness. Ball Metalpack is a leading manufacturer of sustainable metal packaging for food and household products and the largest aerosol can producer in North America. The acquisition was funded primarily by proceeds from the issuance of the Notes, together with borrowings from the Term Loan Facility and the Company's commercial paper program. Previously part of Ball Corporation, the Ball Metalpack joint venture was formed in 2018 and has approximately 1,300 employees across eight manufacturing locations in the United States and a headquarters facility in Broomfield, Colorado. The Ball Metalpack name will be changed to Sonoco Metal Packaging.
Given the timing of completion of the acquisition, the Company is currently unable to provide a preliminary purchase price allocation. Such allocation, as well as any required pro forma financial disclosures required by ASC 805, are expected to be included in the quarterly report on Form 10-Q for the quarter ended April 3, 2022.

F-41 FORM 10-K SONOCO 2021 ANNUAL REPORT

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), conducted an evaluation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information disclosed in the reports that we file or submit is recorded, processed, summarized and reported within the relevant time periods specified in SEC rules and forms. For this purpose, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information that is required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and CFO concluded that such controls and procedures, as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K, were effective at a reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, the end of the period covered by this report based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").
Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2021 as stated in their report, which appears at the beginning of Item 8 of this Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting occurring during the three months ended December 31, 2021, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
36 FORM 10-K SONOCO 2021 ANNUAL REPORT

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information set forth in the Company’s definitive Proxy Statement for the annual meeting of shareholders to be held on April 20, 2022, to be filed with the SEC within 120 days after December 31, 2021 (the "Proxy Statement"), under the captions “Proposal 1: Election of Directors,” and “Delinquent Section 16 Reports,” is incorporated herein by reference. Information about executive officers of the Company is set forth in Item 1 of this Annual Report on Form 10-K under the caption “Information About our Executive Officers.”
Code of Ethics – The Company has adopted a code of ethics (as defined in Item 406 of Regulation S-K) that applies to its principal executive officer, principal financial officer, principal accounting officer, and other senior executive and senior financial officers. This code of ethics is available through the Company’s website, and is available in print to any shareholder who requests it. Any waivers or amendments to the provisions of this code of ethics will be posted to this website within four business days after the waiver or amendment.
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
The Company’s Corporate Governance Guidelines, Audit Committee Charter, Corporate Governance and Nominating Committee Charter and Executive Compensation Committee Charter are available through the Company’s website. This information is available in print to any shareholder who requests it.
Item 11. Executive Compensation
The information set forth in the Proxy Statement under the caption “Compensation Committee Interlocks and Insider Participation,” under the caption “Executive Compensation,” and under the caption “Director Compensation” is incorporated herein by reference. The information set forth in the Proxy Statement under the caption “Compensation Committee Report” is also incorporated herein by reference, but pursuant to the Instructions to Item 407(e)(5) of Regulation S-K, such report shall not be deemed to be “soliciting material” or subject to Regulation 14A, and shall be deemed to be “furnished” and not “filed” and will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act as a result of being so furnished.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information set forth in the Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners,” and under the caption “Security Ownership of Management” is incorporated herein by reference.

Equity Compensation Plan Information
The following table sets forth aggregated information about all of the Company’s compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance as of December 31, 2021:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))[1] (c)
Equity compensation plans approved by security holders	2,253,595	$55.03	8,494,373
Equity compensation plans not approved by security holders	—	—	—
Total	2,253,595	$55.03	8,494,373

[1]	The Sonoco Products Company 2019 Omnibus Incentive Plan (the "2019 Plan") was adopted at the Company’s 2019 Annual Meeting of Shareholders. The maximum number of shares of common stock that may be issued under this plan was set at 12,000,000 shares, which included all shares remaining under the 2014 Plan. Awards granted under all previous plans which are forfeited, expire or are cancelled without delivery of shares, or which result in forfeiture of shares back to the Company, will be added to the total shares available under the 2019 Plan. At December 31, 2021, a total of 8,494,373 shares remain available for future grant under the 2019 Plan.
The weighted-average exercise price of $55.03 relates to stock appreciation rights, which account for 879,671 of the 2,253,595 securities issuable upon exercise. The remaining 1,373,924 securities relate to deferred compensation stock units, performance-contingent restricted stock units and restricted stock unit awards that have no exercise price requirement.
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

37 FORM 10-K SONOCO 2021 ANNUAL REPORT

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
		– Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
		– Consolidated Balance Sheets as of December 31, 2021 and 2020
		– Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019
		– Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019
		– Consolidated Statements of Changes in Total Equity for the years ended December 31, 2021, 2020 and 2019
		– Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
		– Notes to Consolidated Financial Statements
	2	Financial Statement Schedules
		Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2021, 2020 and 2019

Column A	Column B	Column C - Additions				Column D		Column E
Description	Balance at Beginning of Year	Charged to Costs and Expenses		Charged to Other		Deductions		Balance at End of Year
2021
Allowance for Doubtful Accounts	$20,920	$(824)		$(18)	1	$427	2	$19,651
LIFO Reserve	20,317	2,583	3	—		—		22,900
Valuation Allowance on Deferred Tax Assets	128,435	(33,532)		(866)	4	45	5	93,992
2020
Allowance for Doubtful Accounts	$14,382	$8,067		$54	1	$1,583	2	$20,920
LIFO Reserve	20,203	114	3	—		—		20,317
Valuation Allowance on Deferred Tax Assets	105,347	22,816		2,447	4	2,175	5	128,435
2019
Allowance for Doubtful Accounts	$11,692	$4,320		$322	1	$1,952	2	$14,382
LIFO Reserve	18,854	1,349	3	—		—		20,203
Valuation Allowance on Deferred Tax Assets	103,289	2,662		(1,116)	4	(512)	5	105,347

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

Item 16. Form 10-K Summary
None.

38 FORM 10-K SONOCO 2021 ANNUAL REPORT

Exhibit Index

2-1*
Equity Purchase Agreement and Agreement and Plan of Merger, dated December 19, 2021, by and among Sonoco Products Company, Magnet Merger Sub LLC, Ball Metalpack Holding, LLC, PE Spray Holdings, L.P., and Platinum Equity Advisors, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed December 21, 2021).

3-1	Restated Articles of Incorporation, as amended April 23, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K/A filed April 27, 2021)
3-2	By-Laws of Sonoco Products Company, as amended April 21, 2021 (incorporated by reference to Exhibit 3.2 to the Registrant's Form 8-K, filed April 26, 2021)
4-1	Description of Securities of the Registrant (incorporated by reference to the description in the Registrant's Form 8-A, Amendment 4, filed June 15, 2020)
4-2	Indenture, dated as of June 15, 1991, between Registrant and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-4 (File Number 333-119863))
4-3
Form of Second Supplemental Indenture, including form of 5.75% Notes due 2040, dated as of November 1, 2010, between Sonoco Products Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, (incorporated by reference to Exhibit 4.8 to the Registrant’s Form 8-K filed October 28, 2010)

4-4
Form of Fourth Supplemental Indenture, including form of 5.75% Notes due 2040, between Sonoco Products Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.12 to the Registrant’s Form 8-K filed October 27, 2011)

4-5
Form of Fifth Supplemental Indenture, including form of 3.125% Notes due 2030, dated as of April 22, 2020, between Sonoco Products Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed April 22, 2020)

4-6
Sixth Supplemental Indenture, dated as of January 21, 2022, between Sonoco Products Company and Regions Bank, as Trustee, including Forms of 1.800% Note due 2025, 2.250% Note due 2027 and 2.850% Note due 2032 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed January 21, 2022)

10-1**	Sonoco Retirement and Savings Plan, amended and restated as of January 1, 2022
10-2**	Sonoco Products Company 2008 Long-term Incentive Plan (incorporated by reference to Exhibit 1 to the Company’s Proxy Statement for the Annual Meeting of Shareholders on April 16, 2008)
10-3**	Sonoco Products Company 2012 Long-term Incentive Plan (incorporated by reference to Exhibit 1 to the Company’s Proxy Statement for the Annual Meeting of Shareholders on April 18, 2012)
10-4**	Sonoco Products Company 2014 Long-term Incentive Plan (incorporated by reference to Exhibit 1 to the Company’s Proxy Statement for the Annual Meeting of Shareholders on April 16, 2014)
10-5**
Deferred Compensation Plan for Key Employees of Sonoco Products Company (a.k.a. Deferred Compensation Plan for Corporate Officers of Sonoco Products Company), as amended (incorporated by reference to Exhibit 10-1 to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-6**
Deferred Compensation Plan for Outside Directors of Sonoco Products Company, as amended (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-7**
Sonoco Products Company Amended and Restated Trust Agreement for Executives, as of October 15, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-8**
Sonoco Products Company Amended and Restated Directors Deferral Trust Agreement, as of October 15, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-9**	Omnibus Benefit Restoration Plan of Sonoco Products Company, amended and restated as of January 1, 2022
10-10**
Form of Executive Bonus Life Agreement between the Company and certain executive officers (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 26, 2004)

10-11**
Description of Stock Appreciation Rights, Restricted Stock Units and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 8, 2017 (incorporated by reference to Registrant’s Form 8-K filed February 14, 2017)

10-12**
Description of Stock Appreciation Rights, Restricted Stock Units and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 14, 2018 (incorporated by reference to Registrant's Form 8-K filed February 20, 2018)

10-13**
Description of Stock Appreciation Rights, Restricted Stock Units and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 13, 2019 (incorporated by reference to Registrant's Form 8-K filed February 19, 2019)

10-14**
Description of Restricted Stock Units and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 11, 2020 (incorporated by reference to the Registrant's Form 8-K filed February 18, 2020)

10-15**
Description of Restricted Stock Units and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 5, 2021 (incorporated by reference to the Registrant's Form 8-K filed February 11, 2021)

10-16**
Description of Restricted Stock Units and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 8, 2022 (incorporated by reference to the Registrant's Form 8-K filed February 11, 2022)

10-17**	Sonoco Products Company 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit One to the Company's Proxy Statement for the Annual Meeting of Shareholders on April 17, 2019)

10-18*	Accelerated Share Repurchase agreement with Wells Fargo Bank, NA, dated May 10, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed May 12, 2021)
10-19*	Commitment Agreement with Athene, dated June 17, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed June 23, 2021)
10-20*
Credit Agreement, dated June 30, 2021, by and among the Company, Bank of America, N.A., and the other parties thereto (as amended) (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended July 4, 2021)

10-21*
Credit Agreement, dated as of January 21, 2022, among the Company, as Borrower, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed January 26, 2022)

10-22**	Sonoco Products Company Change-In-Control Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed February 11, 2022)
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm with respect to Registrant’s Form 10-K
31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Taxonomy Extension Label Linkbase Document
101.PRE	Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Certain portions of these exhibits have been redacted pursuant to Item 601(b)(2)(ii) or Item 601(b)(10)(iv) of Regulation S-K. The Company hereby agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request.
** Indicates management contract or compensatory plan.

SIGNATURES
 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of February 2022.

SONOCO PRODUCTS COMPANY

/s/ R. Howard Coker
R. Howard Coker
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 28th day of February 2022.

/s/ Julie C. Albrecht	/s/ James W. Kirkland
Julie C. Albrecht	James W. Kirkland
Vice President and Chief Financial Officer	Corporate Controller
(principal financial officer)	(principal accounting officer)

/s/ J.R. Haley	/s/ R. H. Coker
J.R. Haley/Director (Chairman)	R. H. Coker/President, Chief Executive Officer and Director

/s/ P.L. Davies	/s/ T.J. Drew
P.L. Davies/Director	T.J. Drew/Director

/s/ P. Guillemot	/s/ R.R. Hill, Jr.
P. Guillemot/Director	R.R. Hill, Jr./Director

/s/ E. Istavridis	/s/ R.G. Kyle
E. Istavridis/Director	R.G. Kyle/Director

/s/ B.J. McGarvie	/s/ J.M. Micali
B.J. McGarvie/Director	J.M. Micali/Director

/s/ S. Nagarajan	/s/ M.D. Oken
S. Nagarajan/Director	M.D. Oken/Director

/s/ T.E. Whiddon	/s/ L.M. Yates
T.E. Whiddon/Director	L.M. Yates/Director