Form 10-Q
period 2022-04-03
SONOCO PRODUCTS CO
filed 2022-05-03
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 001-11261
Sonoco Products Company
(Exact name of registrant as specified in its charter)

South Carolina	57-0248420
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

1 N. Second St., Hartsville, South Carolina	29550
(address of principal executive offices)	(Zip Code)
(843) 383-7000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
No par value common stock	SON	New York Stock Exchange LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant's no par value common stock as of April 22, 2022 was 97,493,030.

SONOCO PRODUCTS COMPANY

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars and shares in thousands)

	April 3, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$151,537	$170,978
Trade accounts receivable, net of allowances	1,000,415	755,609
Other receivables	110,731	95,943
Inventories, net:
Finished and in process	418,000	199,823
Materials and supplies	450,251	362,290
Prepaid expenses	119,711	74,034
	2,250,645	1,658,677
Property, Plant and Equipment, Net	1,640,774	1,297,500
Goodwill	1,688,308	1,324,501
Other Intangible Assets, Net	756,967	278,143
Deferred Income Taxes	25,590	25,818
Right of Use Asset-Operating Leases	315,604	268,390
Other Assets	278,100	220,206
Total Assets	$6,955,988	$5,073,235
Liabilities and Equity
Current Liabilities
Payable to suppliers	$872,340	$721,312
Accrued expenses and other	383,597	381,350
Notes payable and current portion of long-term debt	440,698	411,557
Accrued taxes	18,370	11,544
	1,715,005	1,525,763
Long-term Debt, Net of Current Portion	2,730,146	1,199,106
Noncurrent Operating Lease Liabilities	272,157	234,167
Pension and Other Postretirement Benefits	153,818	158,265
Deferred Income Taxes	124,918	70,482
Other Liabilities	41,013	35,911
Sonoco Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares 97,492 and 97,370 shares issued and outstanding at April 3, 2022 and December 31, 2021, respectively	7,175	7,175
Capital in excess of stated value	120,266	119,690
Accumulated other comprehensive loss	(356,869)	(359,425)
Retained earnings	2,141,214	2,070,005
Total Sonoco Shareholders’ Equity	1,911,786	1,837,445
Noncontrolling Interests	7,145	12,096
Total Equity	1,918,931	1,849,541
Total Liabilities and Equity	$6,955,988	$5,073,235

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended
	April 3, 2022	April 4, 2021
Net sales	$1,770,982	$1,353,304
Cost of sales	1,399,417	1,075,403
Gross profit	371,565	277,901
Selling, general and administrative expenses	190,362	145,230
Restructuring/Asset impairment charges	12,142	6,846
Loss on divestiture of business	—	5,516
Operating profit	169,061	120,309
Non-operating pension costs	1,324	7,284
Interest expense	20,581	18,501
Interest income	1,516	770
Income before income taxes	148,672	95,294
Provision for income taxes	35,289	24,045
Income before equity in earnings of affiliates	113,383	71,249
Equity in earnings of affiliates, net of tax	2,224	1,044
Net income	115,607	72,293
Net (income)/loss attributable to noncontrolling interests	(274)	4
Net income attributable to Sonoco	$115,333	$72,297

Weighted average common shares outstanding:
Basic	97,924	101,046
Diluted	98,554	101,492
Per common share:
Net income attributable to Sonoco:
Basic	$1.18	$0.72
Diluted	$1.17	$0.71

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (unaudited)
(Dollars in thousands)

	Three Months Ended
	April 3, 2022	April 4, 2021
Net income	$115,607	$72,293
Other comprehensive (loss)/ income:
Foreign currency translation adjustments	706	(32,541)
Changes in defined benefit plans, net of tax	191	5,385
Changes in derivative financial instruments, net of tax	2,550	958
Other comprehensive income/(loss)	$3,447	$(26,198)
Comprehensive income:	119,054	46,095
Net (income)/loss attributable to noncontrolling interests	(274)	$4
Other comprehensive (income)/ loss attributable to noncontrolling interests	(891)	520
Comprehensive income attributable to Sonoco	$117,889	$46,619
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN TOTAL EQUITY (unaudited)
(Dollars in thousands)

	Total Equity	Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests
		Outstanding	Amount
December 31, 2020	$1,910,528	100,447	$7,175	$314,056	$(756,842)	$2,335,216	$10,923
Net income/(loss)	72,293					72,297	(4)
Other comprehensive income/(loss):
Translation loss	(32,541)				(32,021)		(520)
Defined benefit plan adjustment, net of tax	5,385				5,385
Derivative financial instruments, net of tax	958				958
Other comprehensive loss	$(26,198)				$(25,678)		$(520)
Dividends	(45,510)					(45,510)
Issuance of stock awards	364	245		364
Shares repurchased	(5,051)	(85)		(5,051)
Stock-based compensation	6,372			6,372
April 4, 2021	$1,912,798	100,607	$7,175	$315,741	$(782,520)	$2,362,003	$10,399

	Total Equity	Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests
		Outstanding	Amount
December 31, 2021	$1,849,541	97,370	$7,175	$119,690	$(359,425)	$2,070,005	$12,096
Net income	115,607					115,333	274
Other comprehensive income/(loss):
Translation income/(loss)	706				(185)		891
Defined benefit plan adjustment, net of tax	191				191
Derivative financial instruments, net of tax	2,550				2,550
Other comprehensive income	$3,447				$2,556		$891
Dividends	(44,124)					(44,124)
Purchase of noncontrolling interest	(13,196)			(7,080)			(6,116)
Issuance of stock awards	377	182		377
Shares repurchased	(3,410)	(60)		(3,410)
Stock-based compensation	10,689			10,689
April 3, 2022	$1,918,931	97,492	$7,175	$120,266	$(356,869)	$2,141,214	$7,145

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Three Months Ended
	April 3, 2022	April 4, 2021
Cash Flows from Operating Activities:
Net income	$115,607	$72,293
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment	5,511	4,149
Depreciation, depletion and amortization	70,602	61,599
Share-based compensation expense	10,689	6,372
Equity in earnings of affiliates	(2,224)	(1,044)
Cash dividends from affiliated companies	350	350
Net loss/(gain) on disposition of assets	190	(1,861)
Net loss on divestiture of businesses	—	5,516
Pension and postretirement plan expense	2,232	14,674
Pension and postretirement plan contributions	(28,095)	(26,338)
Net increase/(decrease) in deferred taxes	4,613	(6,933)
Change in assets and liabilities, net of effects from acquisitions and foreign currency adjustments:
Trade accounts receivable	(129,670)	(44,307)
Inventories	(116,169)	(36,682)
Payable to suppliers	60,356	51,039
Prepaid expenses	(6,954)	(336)
Income taxes payable and other income tax items	13,786	20,056
Accrued expenses and other assets and liabilities	236	20,168
Net cash provided by operating activities	1,060	138,715
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(67,507)	(39,549)
Cost of acquisitions, net of cash acquired	(1,348,589)	(2,353)
Proceeds from the sale of assets	183	234
Other net investing proceeds	145	2,701
Net cash used in investing activities	(1,415,768)	(38,967)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	1,530,145	4,934
Principal repayment of debt	(33,117)	(11,350)
Net change in commercial paper	(27,000)	—
Net decrease in outstanding checks	(15,759)	(13,208)
Cash dividends	(43,747)	(45,142)
Purchase of noncontrolling interest	(14,474)	—
Payments for share repurchases	(3,410)	(5,051)
Net cash provided/(used) by financing activities	1,392,638	(69,817)
Effects of Exchange Rate Changes on Cash	2,629	(7,247)
Net (Decrease)/Increase in Cash and Cash Equivalents	(19,441)	22,684
Cash and cash equivalents at beginning of period	170,978	564,848
Cash and cash equivalents at end of period	$151,537	$587,532
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 1: Basis of Interim Presentation
In the opinion of the management of Sonoco Products Company (the “Company” or “Sonoco”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise stated) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the three months ended April 3, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
With respect to the unaudited condensed consolidated financial information of the Company for the three-month periods ended April 3, 2022 and April 4, 2021 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 3, 2022 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Note 2: New Accounting Pronouncements
In March 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-02, Financial Instruments — Credit Losses (Topic 326), Troubled Debt Restructurings ("TDRs") and Vintage Disclosures. The amendments in this update eliminate the accounting guidance for TDRs while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The amendments in this update also require that an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases. The Company does not expect this pronouncement to materially affect its consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08 – Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). Under current accounting standards, contract assets and contract liabilities acquired in a business combination are to be recorded at fair value using the
ASC 805 measurement principle. ASU 2021-08 requires the acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606: Revenue from Contracts with Customers as if the acquirer had originated the contracts rather than at fair value. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company elected to early adopt ASU 2021-08 on a prospective basis as of January 1, 2022. The election to use practical expedients allowed under ASU 2021-08 will be applied on an acquisition-by-acquisition basis. There was no impact to the Company’s consolidated financial statements as of the adoption date.
During the three-month period ended April 3, 2022, there have been no other newly issued or newly applicable accounting pronouncements that have had, or are expected to have, a material impact on the Company’s financial statements. Further, at April 3, 2022, there are no other pronouncements pending adoption that are expected to have a material impact on the Company’s consolidated financial statements.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 3: Acquisitions and Divestitures
Acquisitions
On January 26, 2022, the Company completed the acquisition of Ball Metalpack Holding, LLC ("Ball Metalpack"), a leading supplier of sustainable metal packaging for food and household products and the largest aerosol can producer in North America, for $1,348,589, net of cash acquired. Ball Metalpack was a joint venture owned by Platinum Equity (51%) and Ball Corporation (49%). Ball Metalpack was formed in 2018 and consists of eight manufacturing plants in the United States and a headquarters facility in Broomfield, Colorado. This acquisition fits the Company's strategy of investing in its core businesses as it complements the Company's largest Consumer Packaging franchise – global rigid paper containers. In addition, it further expands the Company's sustainable packaging portfolio to include metal packaging. Final consideration is subject to customary post-closing adjustments for working capital, cash and indebtedness. The Company's funding of the acquisition was based on an estimate of cash on hand at closing. The actual cash on hand at January 26, 2022 was $6,924 lower than estimated; accordingly, the Company has recorded a receivable for this amount from the sellers on its Condensed Consolidated Balance Sheet at April 3, 2022. The post-closing adjustments are expected to be finalized during the second quarter of 2022.
The preliminary fair values of the assets acquired and the liabilities assumed in the Ball Metalpack acquisition are as follows:

Trade accounts receivable	$123,001
Inventories	190,070
Prepaid expenses	44,530
Property, plant and equipment	333,496
Right of use asset - operating leases	38,000
Other intangible assets	498,000
Goodwill	366,098
Payable to suppliers	(105,580)
Accrued expenses and other	(25,253)
Notes payable and current portion of long-term debt	(46,463)
Noncurrent operating lease liabilities	(30,448)
Long-term debt	(39,543)
Deferred income taxes	(52,312)
Other net tangible assets	48,069
Net assets, excluding cash	$1,341,665
Factors comprising goodwill include increased access to certain markets as well as the value of the assembled workforce. Approximately 78% of goodwill is expected to be deductible for income tax purposes. Ball Metalpack's financial results are included in the Company's Consumer Packaging segment.
The allocation of the purchase price of Ball Metalpack to the tangible and intangible assets acquired and liabilities assumed was based on the Company's preliminary estimates of their fair value, based on information currently available. Management is continuing to finalize its valuation of certain assets and liabilities including, but not limited to: inventory; property, plant and equipment; goodwill; other intangible assets; deferred income taxes; and trade accounts receivable, and expects to complete its valuations within one year of the date of acquisition.
The Company has accounted for this acquisition as a business combination under the acquisition method and has included the results of operations of the acquired business in the Company's Condensed Consolidated Statements of Income from the date of acquisition. These results include a $25,000 charge related to the amortization of the fair value step-up of finished goods inventory acquired and sold through to customers from the date of acquisition through April 3, 2022. The following table presents the unaudited financial results for Ball Metalpack from the date of acquisition through the end of the three month period ended April 3, 2022:

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Supplemental Information (unaudited)	January 26 to
Ball Metalpack	April 3, 2022
Actual net sales	$171,228
Actual net income	$14,019

The following table presents the Company’s estimated unaudited pro forma consolidated results for the three month periods ended April 3, 2022 and April 4, 2021, assuming the acquisition of Ball Metalpack had occurred on January 1, 2021. This unaudited pro forma information is presented for informational purposes only and does not purport to represent the results of operations that would have been achieved if the acquisition had been completed at the beginning of 2021, nor is it necessarily indicative of future consolidated results.

Pro Forma Supplemental Information (unaudited)	Three Months Ended
Consolidated	April 3, 2022	April 4, 2021
Net sales	$1,820,570	$1,549,616
Net income attributable to Sonoco	$164,881	$20,813
The unaudited pro forma information above does not project the Company’s expected results for any future period and gives no effect to any future synergistic benefits that may result from the combination or the costs of integrating the acquired operations with those of the Company. Unaudited pro forma information for the three-month periods ended April 3, 2022 and April 4, 2021 includes adjustments to depreciation, amortization, and income taxes based upon the fair value allocation of the purchase price to Ball Metalpack's tangible and intangible assets acquired and liabilities assumed as though the acquisition had occurred on January 1, 2021. Interest expense on the additional debt issued by the Company to fund the acquisition and retention bonuses incurred related to the acquisition are also included in the unaudited pro forma information as if the acquisition had occurred on January 1, 2021. Acquisition-related costs of $22,284 and a charge related to fair value adjustments to acquisition-date inventory of $25,000 were recognized during the three months ended April 3, 2022. These costs are excluded from 2022 unaudited pro forma net income and are instead reflected in 2021 pro forma net income as though they were incurred on January 1, 2021.
Divestitures
As previously disclosed, the Company completed the sale of its U.S. display and packaging business, part of the All Other group of businesses, to Hood Container Corporation on April 4, 2021 for $80,000 in cash. This business provided design, manufacturing and fulfillment of point-of-purchase displays, as well as contract packaging services, for consumer product customers and had approximately 450 employees. Its operations included eight manufacturing and fulfillment facilities and four sales and design centers.
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
Acquisition and Divestiture-Related Costs
Acquisition-related costs totaled $48,352 during the three months ended April 3, 2022 primarily related to the Ball Metalpack acquisition. These charges included the partial amortization of the fair value step-up of finished goods inventory of $25,000, included in "Cost of sales" in the Company's Condensed Consolidated Statements of Income, and other acquisition-related charges of $23,352. These other charges consisted primarily of investment banking fees, representation and warranty insurance premiums, legal and professional fees, and other transaction costs and are included in "Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Acquisition and divestiture-related costs totaled $10,025 during the three months ended April 4, 2021. These costs, consisting primarily of legal and professional fees, are included in “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income.

Note 4: Shareholders' Equity
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	April 3, 2022	April 4, 2021
Numerator:
Net income attributable to Sonoco	$115,333	$72,297
Denominator:
Weighted average common shares outstanding:
Basic	97,924	101,046
Dilutive effect of stock-based compensation	630	446
Diluted	98,554	101,492
Net income attributable to Sonoco per common share:
Basic	$1.18	$0.72
Diluted	$1.17	$0.71
Cash dividends	$0.45	$0.45
No adjustments were made to "Net income attributable to Sonoco" in the computations of net income attributable to Sonoco per common share.
Anti-dilutive Securities
Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes the proceeds from the exercise of all dilutive stock appreciation rights ("SARs") are used to repurchase the Company’s common stock. Certain SARs are not dilutive because either the exercise price is greater than the average market price of the stock during the reporting period or assumed repurchases from proceeds from the exercise of the SARs were antidilutive. These SARs may become dilutive in the future if the market price of the Company's common stock appreciates. The average numbers of SARs that were anti-dilutive and, therefore, not included in the computation of diluted earnings per share during the three month periods ended April 3, 2022 and April 4, 2021 were as follows (in thousands):

	Three Months Ended
	April 3, 2022	April 4, 2021
Anti-dilutive stock appreciation rights	401	427
Stock Repurchases
On April 20, 2021, the Company's Board of Directors (the "Board") authorized the repurchase of the Company's common stock in an aggregate amount of up to $350,000. Following several repurchase transactions in 2021, a total of $137,972 remained available for share repurchases under this authorization as of December 31, 2021. No shares were purchased under this authorization during the three months ended April 3, 2022.
The Company frequently repurchases shares of its common stock to satisfy employee tax withholding obligations in association with certain share-based compensation awards. These repurchases, which are not part of a publicly announced plan or program, totaled 60 shares during the three months ended April 3, 2022, at a cost of $3,410, and 85 shares during the three months ended April 4, 2021, at a cost of $5,051.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Dividend Declarations
On February 9, 2022, the Board of Directors declared a regular quarterly dividend of $0.45 per share. This dividend was paid on March 10, 2022 to all shareholders of record as of February 23, 2022.
On April 20, 2022, the Board of Directors declared a regular quarterly dividend of $0.49 per share. This dividend is payable on June 10, 2022 to all shareholders of record as of May 10, 2022.

Noncontrolling interests
In April 2015, the Company acquired a 67% controlling interest in Graffo Paranaense de Embalagens S/A (“Graffo”). Prior to March 31, 2022, the Company consolidated 100% of Graffo, with the partner's 33% share included in “Noncontrolling Interests” within the equity section of the balance sheet. On March 31, 2022, the Company paid $14,474 in cash to acquire the remaining 33% ownership interest from the three noncontrolling partners, which resulted in a $6,116 reduction in noncontrolling interest, a $7,080 charge to capital in excess of stated value, and a $1,278 reduction to accrued expenses and other on the Company's Condensed Consolidated Balance Sheet as of April 3, 2022.

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
Following are the total restructuring and asset impairment charges, net of adjustments, recognized during the periods presented:

	Three Months Ended
	April 3, 2022	April 4, 2021
Restructuring and restructuring-related asset impairment charges	$5,753	$2,697
Other asset impairments	6,389	4,149
Restructuring/Asset Impairment Charges	$12,142	$6,846

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The table below sets forth restructuring and restructuring-related asset impairment charges by type incurred:

	Three Months Ended
	April 3, 2022	April 4, 2021
Severance and Termination Benefits	$2,099	$1,428
Asset Impairments/(Gains from Disposal of Assets)	445	(864)
Other Costs	3,209	2,133
Restructuring and restructuring-related asset impairment charges	$5,753	$2,697

The table below sets forth restructuring and restructuring-related asset impairment charges by reportable segment:

	Three Months Ended
	April 3, 2022	April 4, 2021
Consumer Packaging	$1,635	$1,085
Industrial Paper Packaging	1,348	1,433
All Other	78	165
Corporate	2,692	14
Restructuring and restructuring-related asset impairment charges	$5,753	$2,697

Restructuring and restructuring-related asset impairment charges are included in “Restructuring/Asset impairment charges” in the Company's Condensed Consolidated Statements of Income.
The following table sets forth the activity in the restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Accrual Activity
Liability at December 31, 2021	$10,917	$—	$1,873	$12,790
2022 charges	2,099	445	3,209	5,753
Cash (payments)/receipts	(4,932)	33	(4,570)	(9,469)
Asset write downs/disposals	—	(478)	—	(478)
Foreign currency translation	5	—	(38)	(33)
Liability at April 3, 2022	$8,089	$—	$474	$8,563

"Severance and Termination Benefits" during the first three months of 2022 includes the cost of severance for approximately 125 employees whose positions were eliminated in conjunction with the Company's ongoing organizational effectiveness efforts.
"Asset Impairment/Disposal of Assets" during the first three months of 2022 consists primarily of asset impairments in the Industrial Paper Packaging segment.
“Other Costs” during the first three months of 2022 consists primarily of costs related to plant closures including equipment removal, utilities, plant security, property taxes and insurance.
The Company expects to pay the majority of the remaining restructuring reserves by the end of 2022 using cash generated from operations. The Company also expects to recognize future additional charges totaling approximately $2,100 in connection with previously announced restructuring actions and believes that the majority of these charges will be incurred and paid by the end of 2022. The Company continually evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions are likely to be undertaken.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Other Asset Impairments
The Company recognized other asset impairment charges totaling $6,389 and $4,149 in the three months ended April 3, 2022 and April 4, 2021, respectively.
The charges in the three months ended April 3, 2022 include $5,713 of impairment charges related to the Company's decision to exit its operations in Russia, part of the Industrial Paper Packaging segment, as a result of the ongoing Russia-Ukraine conflict, and $676 of fixed asset impairments in the Company's plastics foods operations, part of the Consumer Packaging segment.
Other asset impairment charges in the first quarter of 2021 consisted of fixed asset impairments totaling $1,750 in the Company's plastics foods operations, part of the Consumer Packaging segment, and $2,399 in the temperature-assured packaging business, part of the All Other group of businesses.
These assets were determined to be impaired as the value of their projected undiscounted cash flows was no longer sufficient to recover their carrying value. These impairment charges are included in “Restructuring/Asset impairment charges” in the Company’s Condensed Consolidated Statements of Income.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 6: Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive loss and the changes in the balances of each component of accumulated other comprehensive loss, net of tax as applicable, for the three months ended April 3, 2022 and April 4, 2021:

	Foreign Currency Items	Defined Benefit Pension Items	Cash Flow Hedges	Accumulated Other Comprehensive Loss

Balance at December 31, 2021	$(269,076)	$(91,397)	$1,048	$(359,425)
Other comprehensive (loss)/income before reclassifications	(185)	$(971)	$5,119	$3,963
Amounts reclassified from accumulated other comprehensive loss to net income	—	1,162	(2,654)	(1,492)
Amounts reclassified from accumulated other comprehensive loss to fixed assets	—	—	85	85
Other comprehensive (loss)/income	(185)	191	2,550	2,556
Balance at April 3, 2022	$(269,261)	$(91,206)	$3,598	$(356,869)

Balance at December 31, 2020	$(194,024)	$(562,747)	$(71)	$(756,842)
Other comprehensive loss before reclassifications	(32,021)	115	998	(30,908)
Amounts reclassified from accumulated other comprehensive loss to net income	—	5,270	(30)	5,240
Amounts reclassified from accumulated other comprehensive loss to fixed assets	—	—	(10)	(10)
Other comprehensive (loss)/income	(32,021)	5,385	958	(25,678)
Balance at April 4, 2021	$(226,045)	$(557,362)	$887	$(782,520)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the effects on net income of significant amounts reclassified from each component of accumulated other comprehensive loss for the three month periods ended April 3, 2022 and April 4, 2021:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended
Details about Accumulated Other Comprehensive Loss Components	April 3, 2022	April 4, 2021	Affected Line Item in the Condensed Consolidated Statements of Income
Gains/(losses) on cash flow hedges
Foreign exchange contracts	$566	$340	Net sales
Foreign exchange contracts	(695)	(228)	Cost of sales
Commodity contracts	3,850	(71)	Cost of sales
	$3,721	$41	Income before income taxes
	(1,067)	(11)	Provision for income taxes
	$2,654	$30	Net income
Defined benefit pension items
Effect of settlement loss(a)	(356)	—	Non-operating pension costs
Amortization of defined benefit pension items(a)	(1,171)	(6,901)	Non-operating pension costs
	$(1,527)	$(6,901)	Income before income taxes
	365	1,631	Provision for income taxes
	$(1,162)	$(5,270)	Net income
Total reclassifications for the period	$1,492	$(5,240)	Net income

(a) See Note 11 for additional details.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the before and after tax amounts for the various components of other comprehensive income/(loss) for the three-month periods ended April 3, 2022 and April 4, 2021:

	Three months ended April 3, 2022			Three months ended April 4, 2021
	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Foreign currency items:
Net other comprehensive loss from foreign currency items	$(185)	$—	$(185)	$(32,021)	$—	$(32,021)
Defined benefit pension items:
Other comprehensive (loss)/income before reclassifications	(1,276)	305	(971)	151	(36)	115
Amounts reclassified from accumulated other comprehensive loss to net income(a)	1,527	(365)	1,162	6,901	(1,631)	5,270
Net other comprehensive income/(loss) from defined benefit pension items	251	(60)	191	7,052	(1,667)	5,385
Gains and losses on cash flow hedges:
Other comprehensive income/(loss) before reclassifications	7,179	(2,060)	5,119	1,338	(340)	998
Amounts reclassified from accumulated other comprehensive loss to net income	(3,721)	1,067	(2,654)	(41)	11	(30)
Amounts reclassified from accumulated other comprehensive loss to fixed assets	117	(32)	85	(13)	3	(10)
Net other comprehensive income/(loss) from cash flow hedges	3,575	(1,025)	2,550	1,284	(326)	958
Other comprehensive income/(loss)	$3,641	$(1,085)	$2,556	$(23,685)	$(1,993)	$(25,678)

(a) See Note 11 for additional details.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 7: Goodwill and Other Intangible Assets
Goodwill
A summary of the changes in goodwill for the three months ended April 3, 2022 is as follows:

	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Goodwill at December 31, 2021	$572,415	$367,780	$384,305	$1,324,501
2022 Acquisitions	366,098	—	—	366,098
Foreign currency translation	(751)	(757)	(783)	(2,291)
Goodwill at April 3, 2022	$937,762	$367,023	$383,522	$1,688,308
Goodwill from 2022 acquisitions relates to the acquisition of Ball Metalpack. See Note 3 for additional information.
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
Although no reporting units failed the annual impairment test, in management’s opinion the goodwill of the Plastics - Healthcare reporting unit is at risk of impairment in the near term if the reporting unit's operations do not perform in line with management's expectations, or if there is a negative change in the long-term outlook for the business or in other factors such as the discount rate.
Although beginning to benefit from economic recovery, the results of the Plastics - Healthcare reporting unit have been negatively impacted by end-market weakness due to the COVID-19 pandemic. In addition, the unit is facing near-term headwinds from higher raw material and other cost increases. Assuming COVID-19 infection rates continue to decline, management expects market demand will improve throughout 2022 and that selling price increases and/or cost reductions, including restructuring actions and investments in production efficiency projects, will mitigate the impacts of recent raw material and other cost inflation. However, should it become apparent that the ongoing post-COVID-19 recovery is likely to be significantly weaker, delayed, or prolonged compared to management’s current expectations, significant negative price/cost relationships will persist over the long-term, or profit margins do not improve as expected, goodwill impairment charges may be possible in the future.
In the annual goodwill impairment analysis completed during the third quarter of 2021, projected future cash flows for the Plastics - Healthcare reporting unit were discounted at 8.3% and its estimated fair value was determined to exceed its carrying value by approximately 13.3%. Based on the discounted cash flow model and holding other valuation assumptions constant, projected operating profits across all future periods would have to be reduced approximately 13.0%, or the discount rate increased to 9.3%, in order for the estimated fair value of the reporting unit to fall below carrying value. Total goodwill associated with this reporting unit was $63,681 at April 3, 2022.
During the time subsequent to the annual evaluation, and at April 3, 2022, the Company considered whether any events and/or changes in circumstances had resulted in the likelihood that the goodwill of any of its reporting units may have been impaired. It is management's opinion that no such events and/or changes in circumstances have occurred.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Other Intangible Assets
A summary of other intangible assets as of April 3, 2022 and December 31, 2021 is as follows:

	April 3, 2022	December 31, 2021
Other Intangible Assets, gross:
Patents	$29,320	$29,315
Customer lists	1,054,757	592,195
Trade names	32,020	32,043
Proprietary technology	57,846	22,846
Other	2,808	2,807
Total Other Intangible Assets, gross	$1,176,751	$679,206

Accumulated Amortization:
Patents	$(16,701)	$(16,275)
Customer lists	(364,315)	(347,274)
Trade names	(14,497)	(14,106)
Proprietary technology	(22,233)	(21,394)
Other	(2,038)	(2,014)
Total Accumulated Amortization	$(419,784)	$(401,063)
Other Intangible Assets, net	$756,967	$278,143
The acquisition of Ball Metalpack on January 26, 2022 resulted in the addition of $498,000 of intangible assets, primarily customer relationships and proprietary technology, which are expected to be amortized over their average useful lives of approximately 13.6 years. See Note 3 for additional information about the Ball Metalpack acquisition.
Other Intangible Assets are amortized on a straight-line basis over their respective useful lives, which generally range from three to forty years. The Company has no intangible assets with indefinite lives.
Aggregate amortization expense was $18,800 and $12,749 for the three months ended April 3, 2022 and April 4, 2021, respectively, and on an annual basis is expected to total approximately $81,400 in 2022, $79,700 in 2023, $71,000 in 2024, $60,500 in 2025 and $57,900 in 2026.

Note 8: Debt
Details of the Company's debt at April 3, 2022 and December 31, 2021 are as follows:

	April 3, 2022	December 31, 2021
Commercial paper	$322,000	$349,000
Syndicated term loan due February 2025	299,516	—
1.800% notes due February 2025	397,787	—
2.250% notes due February 2027	297,529	—
2.850% notes due February 2032	494,876	—
3.125% notes due May 2030	595,487	595,342
5.750% notes due November 2040	536,190	536,182
Other foreign denominated debt	48,829	55,432
Finance lease obligations	110,077	60,282
Other debt	68,553	14,424
Total debt	$3,170,844	$1,610,662
Less current portion and short-term notes	440,698	411,557
Long-term debt	$2,730,146	$1,199,106

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

On January 21, 2022, the Company completed a registered public offering of green bonds with an aggregate principal amount of $1,200,000. The unsecured notes (the "Notes") consisted of the following:

	Principal Amount	Issuance Costs and Discounts	Net Proceeds	Interest Rate	Maturity

2025 Notes	$400,000	$(2,356)	$397,644	1.800%	February 1, 2025
2027 Notes	300,000	(2,565)	297,435	2.250%	February 1, 2027
2032 Notes	500,000	(5,220)	494,780	2.850%	February 1, 2032
Total	$1,200,000	$(10,141)	$1,189,859
The Notes are the Company’s senior unsecured obligations and rank equal in right of payment to the Company’s other senior unsecured debt from time to time outstanding. The indenture governing the Notes contains certain covenants with respect to the Company that, among other things, restrict the entry into additional secured indebtedness, sale and leaseback transactions and certain mergers, consolidations and transfers of all or substantially all of the Company’s assets. The Company used an amount equal to the net proceeds from the Notes of $1,189,859 to partially fund the acquisition of Ball Metalpack.
Also on January 21, 2022, the Company entered into a $300,000 three-year term loan facility (the "Term Loan Facility") with a syndicate of eight banks. The full $300,000 was drawn from this facility on January 26, 2022, and the proceeds used to partially fund the acquisition of Ball Metalpack. Interest is assessed at the Secured Overnight Financing Rate ("SOFR") plus a margin based on a pricing grid that uses the Company’s credit ratings. The current SOFR margin is 122.5 basis points. There is no required amortization and repayment can be accelerated at any time without penalty at the Company's discretion.

Note 9: Financial Instruments and Derivatives
The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments for which the carrying amount differs from the fair value.

	April 3, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, net of current portion	$2,730,146	$2,766,118	$1,199,106	$1,434,711

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
Cash Flow Hedges
At April 3, 2022 and December 31, 2021, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. These contracts, which have maturities ranging to September 2023, qualify as cash flow hedges under U.S. GAAP. For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Commodity Cash Flow Hedges
Certain derivative contracts entered into to manage the cost of anticipated purchases of natural gas and aluminum have been designated by the Company as cash flow hedges. At April 3, 2022, these contracts included natural gas swaps covering approximately 1.3 million MMBTUs. These contracts represented approximately 23% of anticipated usage in North America for the remainder of 2022. The Company also has certain natural gas hedges that it does not treat as cash flow hedges. See "Non-Designated Derivatives" below for a discussion of these hedges. At April 3, 2022, the Company had designated swap contracts covering 252 metric tons of aluminum as cash flow hedges. These contracts represented approximately 5% of anticipated aluminum usage for the remainder of 2022. The fair value of the Company’s commodity cash flow hedges netted to a gain position of $3,865 at April 3, 2022 and a gain position of $1,491 at December 31, 2021. The amount of the gain included in Accumulated Other Comprehensive Income at April 3, 2022 expected to be reclassified to the income statement during the next twelve months is $3,865.
Foreign Currency Cash Flow Hedges
The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales, purchases, and capital spending expected to occur in 2022 and 2023. The net positions of these contracts at April 3, 2022 were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	purchase	20,628,988
Mexican peso	purchase	362,683
Polish zloty	purchase	66,273
Czech koruna	purchase	49,946
Turkish lira	purchase	12,957
Canadian dollar	purchase	12,513
Euro	purchase	11,543
British pound	purchase	2,144
Brazilian real	sell	(22,941)
Russian ruble	sell	(67,719)

The fair value of foreign currency cash flow hedges related to forecasted sales and purchases netted to a gain position of $1,421 and $336 at April 3, 2022 and December 31, 2021, respectively. Gains of $1,421 are expected to be reclassified from accumulated other comprehensive loss to the income statement during the next twelve months. In addition, the Company has entered into forward contracts to hedge certain foreign currency cash flow transactions related to construction in progress. As of April 3, 2022 and December 31, 2021, the net position of these contracts was $(333) and $(457), respectively. During the three months ended April 3, 2022, losses from these hedges totaling $(432) were reclassified from accumulated other comprehensive loss and included in the carrying value of the capitalized expenditures. Losses of $(264) are expected to be reclassified from accumulated other comprehensive loss and included in the carrying value of the related fixed assets acquired during the next twelve months.
Non-Designated Derivatives
The Company routinely enters into other derivative contracts which are not designated for hedge accounting treatment under ASC 815. As such, changes in fair value of these non-designated derivatives are recorded directly to income and expense in the periods that they occur.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Foreign Currency Hedges
The Company routinely enters into forward contracts or swaps to economically hedge the currency exposure of intercompany debt and foreign currency denominated receivables and payables. The net currency positions of these non-designated contracts at April 3, 2022, were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	purchase	31,293,571
Indonesian rupiah	purchase	28,410,441
Mexican peso	purchase	394,099
Turkish lira	purchase	41,644
Canadian dollar	purchase	6,258
Thai baht	sell	(12,571)
Commodity Hedges
The Company has entered into non-designated derivative contracts to manage the cost of anticipated purchases of natural gas. At April 3, 2022, these contracts consisted of natural gas swaps covering approximately 2.6 million MMBTUs and represented approximately 46% of anticipated usage in North America for the remainder of 2022.
Interest Rate Hedges
Pursuant to the registered public offering of unsecured 2.850% notes with a principal amount of $500,000 maturing on February 1, 2032, the Company entered into treasury lock derivative instruments with two banks, with a notional principal amount of $150,000 each on December 29, 2021. These instruments had the risk management objective of reducing exposure to the Company of increases in the underlying Treasury index up to the date of pricing of the notes. The fair value of the contracts was a net loss position of $(550) at December 31, 2021. The derivatives were settled when the bonds priced on January 11, 2022, with the Company recognizing a gain on the settlement of $5,201. The gain is included in "Selling, general and administrative expenses" on the Company's Condensed Consolidated Statements of Income for the three months ended April 3, 2022.
The fair value of the Company’s non-designated derivatives position was a gain of $6,717 and $92 at April 3, 2022 and December 31, 2021, respectively.
The following table sets forth the location and fair values of the Company’s derivative instruments at April 3, 2022 and December 31, 2021:

Description	Balance Sheet Location	April 3, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$3,865	$1,599
Commodity Contracts	Accrued expenses and other	$—	$(108)
Foreign Exchange Contracts	Prepaid expenses	$1,913	$848
Foreign Exchange Contracts	Accrued expenses and other	$(756)	$(969)
Foreign Exchange Contracts	Other liabilities	$(69)	$—
Derivatives not designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$6,729	$1,815
Commodity Contracts	Accrued expenses and other	$—	$(1,132)
Foreign Exchange Contracts	Prepaid expenses	$85	$135
Foreign Exchange Contracts	Accrued expenses and other	$(97)	$(176)
Interest Rate Lock Contract	Accrued expenses and other	$—	$(550)
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following tables set forth the effect of the Company’s derivative instruments on financial performance for the three months ended April 3, 2022 and April 4, 2021, excluding the gains on foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to the carrying value of the capitalized expenditures:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income
Derivatives in Cash Flow Hedging Relationships:
Three months ended April 3, 2022
Foreign Exchange Contracts	$955	Net sales	$566
		Cost of sales	$(695)
Commodity Contracts	$6,224	Cost of sales	$3,850
Three months ended April 4, 2021
Foreign Exchange Contracts	$(188)	Net sales	$340
		Cost of sales	$(228)
Commodity Contracts	$1,754	Cost of sales	$(71)

Description	Gain or (Loss) Recognized	Location of Gain or (Loss) Recognized in Income Statement
Derivatives not Designated as Hedging Instruments:
Three months ended April 3, 2022
Commodity Contracts	$6,992	Cost of sales
Foreign Exchange Contracts	$1,343	Selling, general and administrative
Three months ended April 4, 2021
Commodity Contracts	$378	Cost of sales
Foreign Exchange Contracts	$(625)	Selling, general and administrative

	Three months ended April 3, 2022		Three months ended April 4, 2021
Description	Revenue	Cost of sales	Revenue	Cost of sales
Total amount of income and expense line items presented in the Condensed Consolidated Statements of Income	$566	$3,155	$340	$(299)

Gain or (loss) on cash flow hedging relationships:
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into net income	$566	$(695)	$340	$(228)

Commodity contracts:
Amount of gain/(loss) reclassified from accumulated other comprehensive loss into net income	$—	$3,850	$—	$(71)

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

Level 1 –	Observable inputs such as quoted market prices in active markets;
Level 2 –	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
Level 3 –	Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions
Assets that are calculated at Net Asset Value per share (NAV) are not required to be categorized within the fair value hierarchy.
The following table sets forth information regarding the Company’s financial assets and financial liabilities, excluding retirement and postretirement plan assets, measured at fair value on a recurring basis:

Description	April 3, 2022	Assets measured at NAV	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$3,865	$—	$—	$3,865	$—
Foreign exchange contracts	$1,088	$—	$—	$1,088	$—
Non-hedge derivatives, net:
Commodity contracts	$6,729	$—	$—	$6,729	$—
Foreign exchange contracts	$(12)	$—	$—	$(12)	$—

Description	December 31, 2021	Assets measured at NAV	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$1,491	$—	$—	$1,491	$—
Foreign exchange contracts	$(121)	$—	$—	$(121)	$—
Non-hedge derivatives, net:
Commodity contracts	$683	$—	$—	$683	$—
Foreign exchange contracts	$(41)	$—	$—	$(41)	$—
Interest rate lock contract	$(550)	$—	$—	$(550)	$—

As discussed in Note 9, the Company uses derivatives to mitigate the effect of commodity fluctuations, foreign currency fluctuations and, from time to time, interest rate movements. Fair value measurements for the Company’s derivatives are classified under Level 2 because such measurements are estimated based on observable inputs such as interest rates, yield curves, spot and future commodity prices and spot and future exchange rates.
The Company does not currently have any non-financial assets or liabilities that are recognized or disclosed at fair value on a recurring basis. None of the Company’s financial assets or liabilities are measured at fair value using significant unobservable inputs. There were no transfers in or out of Level 1 or Level 2 fair value measurements during the three-month period ended April 3, 2022.

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
The components of net periodic benefit cost include the following:

	Three Months Ended
	April 3, 2022	April 4, 2021
Retirement Plans
Service cost	$826	$961
Interest cost	2,710	10,107
Expected return on plan assets	(2,865)	(9,661)
Amortization of prior service cost	221	226
Amortization of net actuarial loss	1,135	6,871
Effect of settlement loss	356	—
Net periodic benefit cost	$2,383	$8,504

Retiree Health and Life Insurance Plans
Service cost	$82	$94
Interest cost	64	50
Expected return on plan assets	(112)	(113)
Amortization of net actuarial gain	(185)	(196)
Net periodic benefit income	$(151)	$(165)

The Company made aggregate contributions of $6,147 and $3,673 to its defined benefit retirement and retiree health and life insurance plans during the three months ended April 3, 2022 and April 4, 2021, respectively. The Company expects to make additional aggregate contributions of approximately $10,000 to its defined benefit retirement and retiree health and life insurance plans over the remainder of 2022.
Settlement Charges
The Company recognized settlement charges of $356 during the three months ended April 3, 2022. These charges resulted from payments made to certain participants in the Company's non-union Canadian pension plan who elected a lump sum distribution option upon retirement. Additional settlement charges related to the Canadian pension plans may be recognized over the remainder of 2022 as a result of ongoing lump-sum distributions.
Sonoco Retirement and Savings Plan
The Sonoco Retirement and Savings Plan is a defined contribution retirement plan provided for certain of the Company’s U.S. employees. The plan is comprised of both an elective and non-elective component.
The elective component of the plan, which is designed to meet the requirements of Section 401(k) of the Internal Revenue Code, allows participants to set aside a portion of their wages and salaries for retirement and encourages saving by matching a portion of their contributions with contributions from the Company. The plan provides for participant contributions of 1% to 100% of gross pay. Effective January 1, 2022, the Company's match on elective contributions to the plan increased from 50% of the first 4% of compensation contributed by participants to 100% of the first 6% as a result of changes to the plan, described below.
The non-elective component of the plan, the Sonoco Retirement Contribution ("SRC"), was eliminated effective January 1, 2022. The SRC provided for an annual Company contribution equal to 4% of the participant's eligible pay plus 4% of eligible pay in excess of the social security wage base to eligible participant accounts. SRC contributions, which are funded annually in the first quarter, totaled $21,948 and $22,665 during the quarters ended April 3, 2022 and April 4,

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

2021, respectively. No additional SRC contributions will occur. The Company recognized expense related to the SRC of $6,335 for the three months ended April 4, 2021.

Note 12: Income Taxes
The Company’s effective tax rates for the three-month periods ended April 3, 2022 and April 4, 2021 were 23.7% and 25.2%, respectively. The Company's effective tax rates varied from the U.S. statutory rate due primarily to rate differences between U.S. and non-U.S. jurisdictions and the relative amounts earned in those jurisdictions, state income taxes, and discrete tax adjustments that were not consistent year-over-year. The primary driver of the lower 2022 rate was the release of valuation allowances on the Company's state net operating loss carryforwards resulting from the increase in projected earnings associated with the Ball Metalpack acquisition.
The Company and/or its subsidiaries file federal, state and local income tax returns in the United States and various foreign jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years prior to 2015.
The Company’s reserve for uncertain tax benefits has increased by $724 since December 31, 2021 due primarily to an increase in reserves related to existing tax positions. The Company believes that it is reasonably possible that the amount reserved for unrecognized tax benefits at April 3, 2022 could decrease by approximately $160 over the next twelve months. Although the Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental, management believes that any reasonably foreseeable outcomes related to these matters have been adequately provided for. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which earnings or deductions are realized may differ from current estimates. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly basis. The Company has operations and pays taxes in many countries outside of the U.S. and taxes on those earnings are subject to varying rates. The Company is not dependent upon the favorable benefit of any one jurisdiction to an extent that the loss of such benefit would have a material effect on the Company’s overall effective tax rate.

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
As the implicit rate in the Company's leases is normally not readily determinable, the Company generally calculates its lease liabilities using discount rates based upon the Company’s incremental secured borrowing rate, which contemplates and reflects a particular geographical region’s interest rate for the leases active within that region of the Company’s global operations. The Company further utilizes a portfolio approach by assigning a “short” rate to contracts with lease terms of 10 years or less and a “long” rate for contracts greater than 10 years.
The Company completed the acquisition of Ball Metalpack on January 26, 2022. The acquisition included both operating and finance lease assets and liabilities. The acquired operating lease liabilities of $33,910 had a weighted average remaining lease maturity term and discount rate of 11.0 years and 2.8%, respectively, and the acquired finance lease liabilities of $46,687 had a weighted average remaining lease maturity term and discount rate of 3.8 years and 7.5%, respectively, as of the date of the acquisition.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth the balance sheet location and aggregate values of the Company’s lease assets and lease liabilities at April 3, 2022 and December 31, 2021:

Classification	Balance Sheet Location	April 3, 2022	December 31, 2021
Lease Assets
Operating lease assets	Right of Use Asset - Operating Leases	$315,604	$268,390
Finance lease assets	Other Assets	111,681	55,826
Total lease assets		$427,285	$324,216

Lease Liabilities
Current operating lease liabilities	Accrued expenses and other	$50,215	$45,305
Current finance lease liabilities	Notes payable and current portion of debt	14,777	6,952
Total current lease liabilities		$64,992	$52,257

Noncurrent operating lease liabilities	Noncurrent Operating Lease Liabilities	$272,157	$234,167
Noncurrent finance lease liabilities	Long-term Debt, Net of Current Portion	95,300	53,330
Total noncurrent lease liabilities		$367,457	$287,497

Total lease liabilities		$432,449	$339,754

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
The following table sets forth the components of the Company's total lease cost for the three month periods ended April 3, 2022 and April 4, 2021:

		Three Months Ended
Lease Cost		April 3, 2022	April 4, 2021
Operating lease cost	(a)	$12,797	$13,195
Finance lease cost:
Amortization of lease asset	(a)	2,711	1,324
Interest on lease liabilities	(b)	966	293
Variable lease cost	(a) (c)	7,355	6,085

Total lease cost		$23,829	$20,897

(a) Production-related and administrative amounts are included in cost of sales and selling, general and administrative expenses, respectively.
(b) Included in interest expense.
(c) Also includes short term lease costs, which are deemed immaterial.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth certain lease-related information for the three months ended April 3, 2022 and April 4, 2021:

	Three Months Ended
	April 3, 2022	April 4, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$13,152	$13,934
Operating cash flows used by finance leases	$966	$293
Financing cash flows used by finance leases	$2,643	$1,024
Noncash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$19,520	$4,281
Leased assets obtained in exchange for new finance lease liabilities	$5,910	$5,406
Modification to leased assets for increase in operating lease liabilities	$1,484	$3,496
Modification to leased assets for increase in finance lease liabilities	$290	$3,779
Termination reclasses to decrease operating lease assets	$(1,913)	$(235)
Termination reclasses to decrease operating lease liabilities	$(1,828)	$(249)
Termination reclasses to decrease finance lease assets	$—	$(22)
Termination reclasses to decrease finance lease liabilities	$—	$(23)

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

	April 3, 2022	December 31, 2021
Contract Assets	$67,185	$51,106
Contract Liabilities	$(28,489)	$(18,993)

Significant changes in the contract assets and liabilities balances during the three months ended April 3, 2022 and the year ended December 31, 2021 were as follows:

	April 3, 2022		December 31, 2021
	Contract Asset	Contract Liability	Contract Asset	Contract Liability
Beginning Balance	$51,106	$(18,993)	$48,390	$(16,687)
Revenue deferred or rebates accrued	—	(23,377)	—	(36,527)
Recognized as revenue		9,098		7,238
Rebates paid to customers	—	10,200	—	26,983
Increases due to rights to consideration for customer specific goods produced, but not billed during the period	59,259	—	51,106	—
Transferred to receivables from contract assets recognized at the beginning of the period	(51,106)	—	(48,390)	—
Acquired as part of a business combination	7,926	(5,417)	—	—
Ending Balance	$67,185	$(28,489)	$51,106	$(18,993)

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
The following tables set forth information about revenue disaggregated by primary geographic regions for the three-month periods ended April 3, 2022 and April 4, 2021. The tables also include a reconciliation of disaggregated revenue with reportable segments.

Three months ended April 3, 2022	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary Geographical Markets:
United States	$654,414	$417,286	$166,074	$1,237,774
Europe	120,170	116,827	24,125	261,122
Canada	31,208	27,170	—	58,378
Asia	25,634	73,619	292	99,545
Other	36,672	64,227	13,264	114,163
Total	$868,098	$699,129	$203,755	$1,770,982

Three months ended April 4, 2021	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary Geographical Markets:
United States	$397,797	$325,222	$174,731	$897,750
Europe	115,180	96,684	21,409	233,273
Canada	26,143	21,046	—	47,189
Asia	21,153	73,372	241	94,766
Other	22,480	49,073	8,773	80,326
Total	$582,753	$565,397	$205,154	$1,353,304

Note 15: Segment Reporting
The Company's operating and reporting structure consists of two reportable segments, Consumer Packaging and Industrial Paper Packaging, with all remaining businesses reported as "All Other."
The Consumer Packaging segment primarily serves processed and fresh food markets along with other packaging for direct-to-consumer products and includes the following products and services: round and shaped rigid paper containers; two- and three-piece steel tinplate cans and aerosol containers; metal and peelable membrane ends and closures; thermoformed plastic trays and containers; printed flexible packaging; and global brand artwork management. Total assets of the Consumer Packaging segment increased $1,666,345 during the first quarter of 2022 due to the acquisition of Ball Metalpack (now Sonoco Metal Packaging).
The Industrial Paper Packaging segment includes the following products and services: fiber-based tubes, cores, and cones; fiber-based construction tubes; fiber-based protective packaging and components; wooden, metal and composite wire and cable reels and spools; and recycled paperboard, corrugating medium, recovered paper and material recycling services.
Businesses grouped as All Other include healthcare packaging, protective and retail security packaging and industrial plastic products. These businesses include the following products and services: thermoformed rigid plastic trays and devices; custom-engineered molded foam protective packaging and components; temperature-assured packaging; injection molded and extruded containers, spools and parts; retail security packaging, including printed backer cards, thermoformed blisters and heat-sealing equipment; and paper amenities. Prior to the divestiture of the Company's U.S. display and packaging business on April 4, 2021, this business, which included point-of-purchase displays, fulfillment operations, and contract packaging, was reported in All Other.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth net sales, intersegment sales and operating profit for the Company’s reportable segments and All Other. “Segment operating profit” is defined as the segment’s portion of “Operating profit” excluding restructuring and asset impairment charges, acquisition expenses, interest income and expense, income taxes or certain other items, if any, the exclusion of which the Company believes improves comparability and analysis of the financial performance of the business. General corporate expenses have been allocated as operating costs to each of the Company’s reportable segments and All Other. Effective January 1, 2022, the Company changed its measure of segment operating profit to exclude amortization of acquisition intangibles. Accordingly, prior year's segment operating profit has been revised to conform with the current presentation.
SEGMENT FINANCIAL INFORMATION

	Three Months Ended
	April 3, 2022	April 4, 2021
Net sales:
Consumer Packaging	$868,098	$582,753
Industrial Paper Packaging	699,129	565,397
All Other	203,755	205,154
Consolidated	$1,770,982	$1,353,304
Intersegment sales:
Consumer Packaging	$1,411	$1,653
Industrial Paper Packaging	33,638	26,896
All Other	2,701	3,025
Consolidated	$37,750	$31,574
Operating profit:
Segment operating profit:
Consumer Packaging	$173,609	$81,360
Industrial Paper Packaging	72,660	52,299
All Other	14,524	18,757
Restructuring/Asset impairment charges	(12,142)	(6,846)
Amortization of acquisition intangibles	(18,800)	(12,749)
Other non-base income/(charges), net	(60,790)	(12,512)
Consolidated	$169,061	$120,309

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
Spartanburg
In connection with its acquisition of Tegrant in November 2011, the Company identified potential environmental contamination at a site in Spartanburg, South Carolina. Since the acquisition, the Company has spent a total of $1,876 on remediation of the Spartanburg site. At April 3, 2022 and December 31, 2021, the Company's accrual for environmental contingencies related to the Spartanburg site totaled $5,524 and $5,555, respectively.
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Other environmental matters
The Company has been named as a potentially responsible party at several other environmentally contaminated sites. All of the sites are also the responsibility of other parties. The potential remediation liabilities are shared with such other parties, and, in most cases, the Company’s share, if any, cannot be reasonably estimated at the current time. However, the Company does not believe that the resolution of these matters has a reasonable possibility of having a material adverse effect on the Company's financial statements. At April 3, 2022 and December 31, 2021, the Company's accrual for these other sites totaled $1,739 and $1,825, respectively.
Summary
As of April 3, 2022 and December 31, 2021, the Company (and its subsidiaries) had accrued $7,263 and $7,380, respectively, related to environmental contingencies. These accruals are included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Sonoco Products Company,

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company and its subsidiaries (the “Company”) as of April 3, 2022, and the related condensed consolidated statements of income, comprehensive income, changes in total equity and cash flows for the three-month periods ended April 3, 2022 and April 4, 2021, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2021, and the related consolidated statements of income, comprehensive income, changes in total equity and of cash flows for the year then ended (not presented herein), and in our report dated February 28, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 3, 2022

SONOCO PRODUCTS COMPANY

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements included in this Quarterly Report on Form 10-Q that are not historical in nature are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. In addition, the Company and its representatives may from time to time make other oral or written statements that are also “forward-looking statements.” Words such as "anticipate," "assume," "believe," "can," "committed," "commitment," "consider," "could," “estimate,” "expect," "forecast," "future," "goal," "guidance," “intend,” "may," "might," "objective," "opportunity," "outlook," “plan,” "potential," "project," “strategy,” “target,” “will,” “would,” or the negative thereof, and similar expressions identify forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements regarding:
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
•effects of acquisitions and divestitures, including the Company's acquisition of Ball Metalpack;
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

Such forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management. Such information includes, without limitation, discussions as to guidance and other estimates, perceived opportunities, expectations, beliefs, plans, strategies, goals and objectives concerning our future financial and operating performance. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. Such risks, uncertainties and assumptions include, without limitation:
•availability and pricing of raw materials, energy and transportation, including the impact of potential changes in tariffs or sanctions and escalating trade wars and the impact of war and other geopolitical tensions (such as the ongoing conflict between Russia and Ukraine and economic sanctions related thereto), and the Company's ability to pass raw material, energy and transportation price increases and surcharges through to customers or otherwise manage these commodity pricing risks;

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

SONOCO PRODUCTS COMPANY
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
•economic disruptions resulting from war and other geopolitical tensions (such as the ongoing conflict between Russia and Ukraine), terrorist activities and natural disasters; and
•accelerating inflation.
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

SONOCO PRODUCTS COMPANY

COMPANY OVERVIEW
Sonoco is a leading provider of consumer, industrial, healthcare and protective packaging, with approximately 300 locations in 32 countries.
Sonoco's operating and reporting structure consists of two reportable segments, Consumer Packaging and Industrial Paper Packaging, with all remaining businesses reported as All Other. Prior to the divestiture of the Company's U.S. display and packaging business on April 4, 2021, this business was included in All Other.
Sonoco competes in multiple product categories, with the majority of the Company’s revenues arising from products and services sold to consumer and industrial products companies for use in the packaging of their products for sale or shipment. The Company also manufactures uncoated recycled paperboard for both internal use and open market sale. Each of the Company’s operating units has its own sales staff and maintains direct sales relationships with its customers.
On a consolidated basis, by the end of 2021 the impacts of COVID-19 on the Company had largely dissipated. For most of the Company's business units, first quarter 2022 sales demand equaled or exceeded pre-pandemic levels. The Company has incurred, and expects to continue to incur for the foreseeable future, localized temporary disruptions in its supply chain and customer demand due to localized resurgences of COVID-19. However, absent a future widespread resurgence, or the emergence of a more virulent COVID-19 strain, the Company does not expect such impacts to have a substantial negative effect on the Company's operations or financial results.
First Quarter 2022 Compared with First Quarter 2021
RECONCILIATIONS OF GAAP TO NON-GAAP FINANCIAL MEASURES
Measures calculated and presented in accordance with generally accepted accounting principles are referred to as GAAP financial measures. The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures in the Company’s Condensed Consolidated Statements of Income for each of the periods presented. These non-GAAP financial measures (referred to as “Base”) are the GAAP measures adjusted to exclude amounts (dependent upon the applicable period), including the associated tax effects, relating to restructuring initiatives, asset impairment charges, non-operating pension costs, acquisition and divestiture-related costs, gains/losses from the divestiture of businesses, amortization of acquisition intangibles, changes in last-in, first-out ("LIFO") inventory reserves, and certain other items, if any, including other income tax-related adjustments and/or events, the exclusion of which the Company believes improves the comparability and analysis of the underlying financial performance of the business. More information about the Company's use of non-GAAP financial measures is provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 under Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading "Use of Non-GAAP Financial Measures."

	For the three months ended April 3, 2022
Dollars in thousands, except per share data	GAAP	Restructuring/Asset Impairments(1)	Amortization of Acquisition Intangibles(2)	Acquisition/Divestiture Related(3)	Other Adjustments(4)	Base
Operating profit	$169,061	$12,142	$18,800	$48,352	$12,438	$260,793
Non-operating pension costs	1,324	—	—	—	(1,324)	—
Interest expense, net	19,065	—	—	—	—	19,065
Income before income taxes	148,672	12,142	18,800	48,352	13,762	241,728
Provision for income taxes	35,289	1,635	4,630	11,756	7,738	61,048
Income before equity in earnings of affiliates	113,383	10,507	14,170	36,596	6,024	180,680
Equity in earnings of affiliates, net of tax	2,224	—	—	—	—	2,224
Net income	115,607	10,507	14,170	36,596	6,024	182,904
Net (income)/loss attributable to noncontrolling interests	(274)	61	—	—	—	(213)
Net income attributable to Sonoco	115,333	10,568	14,170	36,596	6,024	182,691
Per diluted common share*	$1.17	$0.11	$0.14	$0.37	$0.06	$1.85
*Due to rounding individual items may not sum across

SONOCO PRODUCTS COMPANY

(1) Restructuring/asset impairment charges are a recurring item as Sonoco’s restructuring programs usually require several years to fully implement and the Company is continually seeking to take actions that could enhance its efficiency. Although recurring, these charges are subject to significant fluctuations from period to period due to the varying levels of restructuring activity and the inherent imprecision in the estimates used to recognize the impairment of assets and the wide variety of costs and taxes associated with severance and termination benefits in the countries in which the restructuring actions occur. In the first quarter of 2022, the Company recognized asset impairment charges of $5,713 related to the Company's decision to exit its operations in Russia given the ongoing Russia-Ukraine conflict. Of the $12,142 in restructuring/asset impairments, approximately $6,300 were cash expenses.
(2) Beginning in 2022, the Company redefined base results to exclude amortization of intangible assets related to acquisitions.
(3) Consists of legal, professional, and other service fees related to acquisition and divestiture transactions, whether potential or consummated, and charges related to the partial amortization of inventory "step-ups" associated with purchase accounting adjustments on acquisition transactions. The majority of these charges relate to the January 2022 acquisition of Ball Metalpack.
(4) Other Adjustments include after-tax charges of $14,217 related to increases in the Company's LIFO reserve. The remaining $8,193 after-tax net gain relates to certain derivative transactions and discrete tax adjustments, which were partially offset by non-operating pension charges.

	For the three months ended April 4, 2021
Dollars in thousands, except per share data	GAAP	Restructuring/Asset Impairments(1)	Amortization of Acquisition Intangibles(2)	Acquisition/Divestiture Related(3)	Other Adjustments(4)	Base
Operating profit	$120,309	$6,846	$12,749	$10,025	$2,487	$152,416
Non-operating pension costs	7,284	—	—	—	(7,284)	—
Interest expense, net	17,731	—	—	—	—	17,731
Income before income taxes	$95,294	$6,846	$12,749	$10,025	$9,771	$134,685
Provision for income taxes	24,045	1,626	3,158	2,123	3,510	34,462
Income before equity in earnings of affiliates	$71,249	$5,220	$9,591	$7,902	$6,261	$100,223
Equity in earnings of affiliates, net of tax	1,044	—	—	—	—	1,044
Net income	$72,293	$5,220	$9,591	$7,902	$6,261	$101,267
Net loss attributable to noncontrolling interests	4	—	—	—	—	4
Net income attributable to Sonoco	$72,297	$5,220	$9,591	$7,902	$6,261	$101,271
Per diluted common share*	$0.71	$0.05	$0.09	$0.08	$0.06	$1.00
*Due to rounding individual items may not sum across

(1) Restructuring charges are a recurring item as Sonoco’s restructuring programs usually require several years to fully implement and the Company is continually seeking to take actions that could enhance its efficiency. Although recurring, these charges are subject to significant fluctuations from period to period due to the varying levels of restructuring activity and the inherent imprecision in the estimates used to recognize the impairment of assets and the wide variety of costs and taxes associated with severance and termination benefits in the countries in which the restructuring actions occur. Asset impairment charges totaling $4,149 were recognized in 2021 related to certain assets in the Company's perimeter-of-the-store thermoforming operations and temperature-assured packaging business for which the projected undiscounted cash flows were not sufficient to cover their carrying value.
(2) Beginning in 2022, the Company redefined base results to exclude amortization of intangible assets related to acquisitions. Prior year has been revised to conform with current year presentation.
(3) Consists of legal, professional, and other service fees related to acquisition and divestiture transactions, whether potential or consummated.
(4) Includes non-operating pension costs, the loss from the divestiture of the U.S. display and packaging business, partially offset by gains from insurance proceeds.
RESULTS OF OPERATIONS
The following discussion provides a review of results for the three months ended April 3, 2022 versus the three months ended April 4, 2021.
OVERVIEW
Net sales for the first quarter of 2022 increased 30.9 percent to $1.77 billion, compared with $1.35 billion in the same period last year. This improvement reflects increases from higher selling prices, primarily implemented to offset inflation, sales added from the January 26, 2022 acquisition of Ball Metalpack, now Sonoco Metal Packaging, and volume/mix

SONOCO PRODUCTS COMPANY
growth of approximately 2 percent. These sales increases were partially offset by sales lost as a result of the April 4, 2021 divestiture of the Company's U.S. display and packaging business and the negative effect of foreign exchange rate changes year over year.
Net income attributable to Sonoco for the first quarter of 2022 increased to $115.3 million, or $1.17 per diluted share, compared to $72.3 million, or $0.71 per diluted share, for the same period of 2021. Net income in the current period reflects increases from acquisitions, net of divestitures, and other operational improvements, both of which are described in more detail below. These benefits were partially offset by higher net interest expense related to higher borrowings, mostly to fund the acquisition of Ball Metalpack, in 2022. Additionally, Net income in the current quarter includes net after-tax, non-base charges totaling $67.4 million, while results for the first quarter of 2021 included net after-tax, non-base charges totaling $29.0 million. The net increase in non-base items further offset the year-over-year gains. These non-base items consisted of the following, after tax:

	Three Months Ended
($ in millions)	April 3, 2022	April 4, 2021
Partial amortization of purchase accounting step-up on Ball Metalpack inventory	$18.7	$—
Acquisition and divestiture related costs	17.9	7.9
Amortization of acquisition intangibles	14.2	9.6
Changes in LIFO inventory reserve	14.2	—
Impairment related to exit from Russia	5.7	—
Impairment and restructuring related charges	4.9	5.2
Non-operating pension costs	0.9	5.5
All other non-base items, including derivative gains and discrete income tax items in 2022	(9.1)	0.8
Total non-base charges, after tax	$67.4	$29.0

Adjusted for these items, base net income attributable to Sonoco (base earnings) for the first quarter of 2022 increased 80.4 percent to $182.7 million, or $1.85 per diluted share, from $101.3 million, or $1.00 per diluted share, in 2021. First quarter base operating profit increased 71.1 percent from last year's first quarter as a result of a positive price/cost relationship and the acquisition of Ball Metalpack in January 2022, which was partially offset by the divestiture of the Company's U.S. display and packaging business on April 4, 2021. Volume/mix and productivity improvements both were slightly positive in the first quarter of 2022. These year-over-year gains were somewhat offset by increased compensation and benefit costs. The base effective tax rate for the current year’s quarter was slightly lower than prior year's rate.

OPERATING REVENUE
Net sales for the first quarter of 2022 increased $418 million, or 30.9 percent, from the prior-year quarter.
The components of the sales change were:

($ in millions)
Volume/mix	$27
Selling prices	275
Acquisitions and divestitures, net	141
Foreign currency translation and other, net	(25)

Total sales increase	$418

COSTS AND EXPENSES
Cost of goods sold increased $324.0 million, or 30.1 percent, in the first quarter of 2022 compared with the same period last year. The increase was driven primarily by inflation, including increases in the Company's LIFO inventory reserves, higher volume and acquisitions, net of divestitures, which included a charge related to the amortization of the fair value step-up of finished goods inventory acquired and sold through to customers from the date of acquisition through April 3, 2022. These year-over-year increases were partially offset by the favorable impact of foreign currency translation. Gross profit was $371.6 million for the three months ended April 3, 2022, which was $93.7 million higher than the prior-year period. Additionally, gross profit as a percent of sales increased to 21.0 percent from 20.5 percent in the prior-year quarter as overall sales price increases more than offset higher material and other operating costs.

SONOCO PRODUCTS COMPANY
GAAP selling, general and administrative expenses ("SG&A") for the quarter increased $45.1 million, or 31.1 percent, year over year. This increase was driven by increased costs related to acquisition and divestiture activity, increased amortization of acquisition intangibles, and increased compensation and other employee benefits. The prior year's results include a loss on the Company's divestiture of its U.S. display and packaging business of $5.5 million in the first quarter of 2021.
Restructuring/Asset impairment charges totaled $12.1 million in the first quarter of 2022 compared with $6.8 million in the same period last year. The year-over-year increase was the result of higher restructuring activity in the current year, a $5.7 million impairment charge stemming from the Company's decision to exit its operations in Russia, and the non-recurrence of prior-year gains from the sales of buildings at previously closed facilities. Additional information regarding restructuring and asset impairment charges is provided in Note 5 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Non-operating pension costs were $6.0 million lower in the first quarter of 2022 compared to the same period last year due to the settlement of the Sonoco Pension Plan for Inactive Participants (the "Inactive Plan") in the second quarter of 2021 and the absence of any costs related to the Inactive Plan in the current year. Additional information regarding non-operating pension costs is provided in Note 11 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
GAAP net interest expense for the first quarter of 2022 increased to $19.1 million, compared with $17.7 million during the first quarter of 2021, due primarily to higher average debt balances resulting from the financing transactions used to fund the January 26, 2022 acquisition of Ball Metalpack.
The 2022 first-quarter effective tax rates on GAAP and base earnings were 23.7 percent and 25.3 percent, respectively, compared with negative 25.2 percent and 25.7 percent, respectively, in the prior year’s quarter. The lower GAAP rate for 2022 is due largely to the release of valuation allowances on the Company's state net operating loss carryforwards due to an increase in forecasted taxable income driven by the Ball Metalpack acquisition.

REPORTABLE SEGMENTS
The Company's operating and reporting structure consists of two reportable segments, Consumer Packaging and Industrial Paper Packaging, with all remaining businesses reported as "All Other." The following table recaps net sales attributable to each of the Company’s segments and All Other for the first quarters of 2022 and 2021 ($ in thousands):

	Three Months Ended
	April 3, 2022	April 4, 2021	% Change
Net sales:
Consumer Packaging	$868,098	$582,753	49.0%
Industrial Paper Packaging	699,129	565,397	23.7%
All Other	203,755	205,154	(0.7)%
Consolidated	$1,770,982	$1,353,304	30.9%

SONOCO PRODUCTS COMPANY

The following table recaps operating profit attributable to each of the Company’s segments during the first quarters of 2022 and 2021 ($ in thousands):

	Three Months Ended
	April 3, 2022	April 4, 2021	% Change
Operating profit:
Segment operating profit:
Consumer Packaging	$173,609	$81,360	113.4%
Industrial Paper Packaging	72,660	52,299	38.9%
All Other	14,524	18,757	(22.6)%
Restructuring/Asset impairment charges	(12,142)	(6,846)	77.4%
Amortization of acquisition intangibles	(18,800)	(12,749)	47.5%
Other non-base charges, net	(60,790)	(12,512)	385.9%
Consolidated	$169,061	$120,309	40.5%

Segment results viewed by Company management to evaluate segment performance do not include restructuring charges or income, asset impairment charges, acquisition and divestiture-related costs, environmental reserve charges or releases, or certain other items, if any, the exclusion of which the Company believes improves the comparability and analysis of the ongoing operating performance of the business. Accordingly, the term “segment operating profit” is a non-GAAP measure and is defined as the segment’s portion of “operating profit” excluding those items. All other general corporate expenses have been allocated as operating costs to the Company’s reportable segments and All Other. Effective January 1, 2022, the Company changed its measure of segment operating profit to exclude amortization of acquisition intangibles. Accordingly, prior year's segment operating profit has been revised to conform with the current presentation.

The following table recaps restructuring/asset impairment charges attributable to each of the Company’s segments during the first quarter of 2022 and 2021 ($ in thousands):

	Three Months Ended
	April 3, 2022	April 4, 2021
Restructuring/Asset impairment charges:
Consumer Packaging	$2,311	$2,835
Industrial Paper Packaging	7,061	1,433
All Other	78	2,564
Corporate	2,692	14
Consolidated	$12,142	$6,846
Consumer Packaging
The Consumer Packaging segment primarily serves processed and fresh food markets along with other packaging for direct-to-consumer products and includes the following products and services: round and shaped rigid paper containers; two- and three-piece steel tinplate cans and aerosol containers; metal and peelable membrane ends and closures; thermoformed plastic trays and containers; printed flexible packaging; and global brand artwork management.
Segment sales increased 49.0 percent compared to the prior year's quarter due primarily to the Ball Metalpack acquisition and higher selling prices primarily implemented to help offset inflation. Overall, segment volume/mix improved approximately 4 percent during the quarter due to gains in flexible packaging and plastic food packaging. Flexible packaging's volume/mix improvement was driven by strong confectionery, food service and other food products. Increased volume/mix in plastic food packaging reflects higher demand in both the fresh and prepared food markets. Global rigid paper containers volume/mix was essentially flat in the quarter.
Segment operating profit increased 113.4 percent due primarily to the Ball Metalpack acquisition, favorable price/cost recovery, strong volume/mix and favorable productivity. As a result, segment operating margin improved to 20.0 percent in the quarter from 14.0 percent in the 2021 period.

SONOCO PRODUCTS COMPANY

Industrial Paper Packaging
The Industrial Paper Packaging segment includes the following products: fiber-based packaging tubes, cones, and cores; fiber-based construction tubes; fiber-based protective packaging and components; wooden, metal and composite wire and cable reels and spools; and recycled paperboard, corrugating medium, recovered paper and material recycling services.
Segment sales increased 23.7 percent from the prior year's quarter largely due to higher selling prices primarily implemented to offset raw material and non-material inflation, and sales from businesses acquired in the prior year. These positives were partially offset by volume/mix declines of approximately 2 percent. Volume/mix declines were driven by severe winter weather, supply chain disruptions and operational closures in China stemming from COVID-19 restrictions. Volume declines were concentrated in Asia and Europe tube and core operations, as well as recycling and fiber protective packaging in North America.
Segment operating profit increased 38.9 percent from the prior year's quarter, driven by a positive price/cost impact which was somewhat offset by lower volume/mix and productivity declines. As a result, segment operating profit margin improved to 10.4% in the current year's quarter from 9.2% in the prior year.
All Other
Businesses grouped as All Other include healthcare packaging, protective and retail security packaging and industrial plastic products. These businesses include the following products and services: thermoformed rigid plastic trays and devices; custom-engineered molded foam protective packaging and components; temperature-assured packaging; injection molded and extruded containers, spools and parts; retail security packaging, including printed backer cards, thermoformed blisters and heat-sealing equipment; and paper amenities. Prior to the divestiture of the Company's U.S. display and packaging business on April 4, 2021, this business, which included point-of-purchase displays, fulfillment operations, and contract packaging, was reported in All Other.
Sales for All Other declined 0.7 percent from the prior year's quarter due primarily to the impact of the U.S. display and packaging divestiture. Excluding the impact of the divestiture, volume/mix increased sales by approximately 9 percent, driven by strong gains in temperature-assured packaging, retail security packaging, industrial plastics and molded foam components which were somewhat offset by lower demand in healthcare packaging.
All Other operating profit declined 22.6 percent from the prior year's quarter due primarily to the impact of the U.S. display and packaging divestiture. Operating margin declined to 7.1 percent in the quarter from 9.1 percent in 2021 in part due to the impact of the divestiture of U.S. display and packaging business. Furthermore, unfavorable productivity more than offset the favorable impacts of price/cost and volume/mix on operating margins.

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
The Company completed its most recent annual goodwill impairment testing during the third quarter of 2021. For testing purposes, the Company performed an assessment of each reporting unit using either a qualitative evaluation or a quantitative test. There have been no changes to the Company's annual qualitative and quantitative tests, or underlying assumptions, from what is disclosed in its Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission on February 28, 2022.
The Company’s assessments, whether qualitative or quantitative, incorporate management’s expectations for the future, including forecasted growth rates and/or margin improvements. Therefore, should there be changes in the relevant facts and circumstances and/or expectations, management’s conclusions regarding goodwill impairment may change as well.

SONOCO PRODUCTS COMPANY
In considering the level of uncertainty regarding the potential for goodwill impairment, management has concluded that any such impairment would, in most cases, likely be the result of adverse changes in more than one assumption. Management considers the assumptions used to be its best estimates across a range of possible outcomes based on available evidence at the time of the assessment. Other than in Plastics - Healthcare, which is discussed below, there is no specific singular event or single change in circumstances management has identified that it believes could reasonably result in a change to expected future results in any of its reporting units sufficient to result in goodwill impairment. In management’s opinion, a change of such magnitude would more likely be the result of changes to some combination of the factors identified above, a general deterioration in competitive position, introduction of a superior technology, significant unexpected changes in customer preferences, an inability to pass through significant raw material cost increases, and other such items as identified in "Item 1A. Risk Factors" on pages 9-19 of the Company's 2021 Annual Report on Form 10-K.
Although no reporting units failed the annual impairment test, in management’s opinion, the goodwill of the Plastics - Healthcare reporting unit is at risk of impairment in the near term if the reporting unit's operations do not perform in line with management's expectations, or if there is a negative change in the long-term outlook for the business or in other factors such as the discount rate.
Although beginning to benefit from the economic recovery, the results of the Plastics - Healthcare reporting unit have been negatively impacted by end-market weakness due to the COVID-19 pandemic. In addition, the unit is facing near-term headwinds from higher raw material and other cost increases. Assuming COVID-19 infection rates continue to decline, management expects market demand will improve over the coming year and that selling price increases and/or cost reductions, including restructuring actions and investments in production efficiency projects, will mitigate the impacts of recent raw material and other cost inflation. However, should it become apparent that the ongoing post-
COVID-19 recovery is likely to be significantly weaker, delayed, or prolonged compared to management’s current expectations, significant negative price/cost relationships will persist over the long-term, or profit margins do not improve as expected, goodwill impairment charges may be possible in the future. Total goodwill associated with the Plastics – Healthcare reporting unit was $63.7 million at April 3, 2022. Based on the most-recent annual impairment test, the estimated fair value of the Plastics – Healthcare reporting unit exceeded its carrying value by 13.3%.
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
Other Asset Impairments - Russia
The Company recognized an asset impairment charge of $5.7 million during the three months ended April 3, 2022 as a result of management's decision to exit the Company's operations in Russia due to the ongoing Russia-Ukraine conflict. The Company expects to complete this exit by June 30, 2022. The Company's operations in Russia consist of two small tube and core plants in our Industrial Paper Packaging segment with approximately 70 employees and annual sales of approximately $21 million for the year ended December 31, 2021. Upon completion of its exit from Russia, the Company expects that approximately $3.5 million of cumulative currency translation adjustment losses will be reclassified from accumulated other comprehensive income and recognized as an additional loss on the Company's Condensed Consolidated Statements of Income.

Financial Position, Liquidity and Capital Resources
Operating cash flows totaled $1.1 million in the three months ended April 3, 2022, compared with $138.7 million during the same period last year, a decrease of $137.7 million. This decrease was driven by increases in net working capital which used $155.5 million more cash in the first three months of 2022 compared to the same period last year. This increased use was driven by a more pronounced increase in business activity in the first quarter of 2022 as compared to last year's first quarter, inflation, and a normal seasonal build of inventory in the newly acquired Metal Packaging business (formerly Ball Metalpack). The Company continues to actively manage all components of net working capital in an effort to minimize the impact on cash utilization while also supporting the needs of our customers and mitigating stock out risk. The year-over-year increased net working capital use was partially offset by the $43.0 million year-over-year increase in Net Income.

SONOCO PRODUCTS COMPANY
Changes in accrued expenses and other assets and liabilities provided $0.2 million in the three months ended April 3, 2022 compared with providing $20.2 million in the same period last year. The $19.9 million decreased provision of operating cash flow was mostly the result of timing of collection of rebates and other receivables that benefited the prior year's period. Despite $11.2 million higher income tax expense recognized in the first quarter of 2022, cash paid for income taxes only increased approximately $6 million over the prior-year quarter. This was largely attributable to the impact of deferred tax items.
Cash used in investing activities was $1.42 billion in the three months ended April 3, 2022, compared with $39.0 million in the same period last year, a higher year-over-year use of cash of $1.38 billion. This increase was almost entirely attributable to acquisition spending, which was $1.35 billion higher year over year due to the purchase of Ball Metalpack. Capital spending during the first three months of 2022 was $67.5 million, $28.0 million higher than the same period last year. While spending continued for Project Horizon, the modernization of the Company's Hartsville paper mill complex, the year-over-year increase was largely driven by increased strategic investments in growth and productivity projects in the Consumer Packaging segment. Capital spending for the remainder of 2022 is expected to be approximately $260 million, bringing total capital spending in 2022 to approximately $325 million, compared to $256.0 million in 2021. Other net investing proceeds, primarily insurance proceeds received in 2021, were $2.6 million lower year over year.
Financing activities provided $1.39 billion of cash in the three months ended April 3, 2022, while using $69.8 million in the corresponding prior year period, a year-over-year increase of $1.46 billion. This increase was driven by net debt proceeds/repayments, which provided $1.48 billion more cash year over year. Current-year borrowings include $1.19 billion of net proceeds from the issuance of unsecured notes and $300 million of proceeds from a new term loan facility, which were used primarily to fund the acquisition of Ball Metalpack. The Company used cash of $14.5 million to repurchase a noncontrolling interest in the first quarter of 2021. The Company paid cash dividends of $43.7 million during the three months ended April 3, 2022, a decrease of $1.4 million over the same period last year due to lower outstanding shares stemming from repurchases of the Company's common stock during the last three quarters of 2021.
Cash and cash equivalents totaled $151.5 million and $171.0 million at April 3, 2022 and December 31, 2021, respectively. Of these totals, approximately $131.6 million and $154.4 million, respectively, were held outside of the United States by the Company’s foreign subsidiaries. Cash held outside of the United States is available to meet local liquidity needs, or for capital expenditures, acquisitions, and other offshore growth opportunities. Reflecting the financing actions described above, the Company believes it has ample domestic liquidity from a combination of cash on hand, expected future operating cash flow, and access to bank and capital markets borrowings. The Company has generally considered its foreign unremitted earnings to be indefinitely invested outside the United States and currently has no plans to repatriate such earnings, other than excess cash balances that can be repatriated at minimal tax cost. Accordingly, the Company is not providing for taxes on these amounts for financial reporting purposes. Computation of the potential deferred tax liability associated with unremitted earnings considered to be indefinitely reinvested is not practicable.
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
During the three months ended April 3, 2022, the Company reported a net increase in cash and cash equivalents of $2.6 million due to currency translation adjustments resulting from a weaker U.S. dollar relative to certain foreign currencies in which cash and cash equivalents were held.
The Company operates a $500 million commercial paper program, supported by a $750 million unsecured revolving credit facility with a syndicate of eight banks. The revolving credit facility is committed through June 2026. If circumstances were to prevent the Company from issuing commercial paper, it has the contractual right to draw funds on the underlying revolving credit facility.
On January 21, 2022, the Company completed a registered public offering of green bonds with an aggregate principal amount of $1.20 billion. The unsecured notes (the "Notes") consisted of the following (dollars in thousands):

SONOCO PRODUCTS COMPANY

	Principal Amount	Issuance Costs and Discounts	Net Proceeds	Interest Rate	Maturity

2025 Notes	$400,000	$(2,356)	$397,644	1.800%	February 1, 2025
2027 Notes	300,000	(2,565)	297,435	2.250%	February 1, 2027
2032 Notes	500,000	(5,220)	494,780	2.850%	February 1, 2032
Total	$1,200,000	$(10,141)	$1,189,859
The Notes are the Company’s senior unsecured obligations and rank equal in right of payment to the Company’s other senior unsecured debt from time to time outstanding. The indenture governing the Notes contains certain covenants with respect to the Company that, among other things, restrict the entry into additional secured indebtedness, sale and leaseback transactions and certain mergers, consolidations and transfers of all or substantially all of the Company’s assets. The Company used an amount equal to the net proceeds from the Notes of $1.19 billion to partially fund the acquisition of Ball Metalpack.
Also on January 21, 2022, the Company entered into a $300 million three-year term loan facility (the "Term Loan Facility") with a syndicate of eight banks. The full $300 million was drawn from this facility on January 26, 2022, and the proceeds used to partially fund the acquisition of Ball Metalpack. Interest is assessed at the SOFR plus a margin based on a pricing grid that uses the Company's credit ratings. The current SOFR margin is 122.5 basis points. There is no required amortization and repayment can be accelerated at any time without penalty at the Company's discretion.
At April 3, 2022, the Company had scheduled debt maturities of approximately $441 million over the next twelve months, including $322 million of outstanding commercial paper balances. Also at April 3, 2022, the Company had $152 million in cash and cash equivalents on hand and $750 million in committed capacity under its revolving credit facility, of which $428 million was available for draw down net of outstanding commercial paper balances. The Company believes these amounts, combined with expected net cash flows generated from operating and investing activities, will provide ample liquidity to cover these debt maturities and other cash flow needs of the Company over the course of the next twelve months.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenants currently require the Company to maintain a minimum level of interest coverage and a minimum level of net worth, as defined in the agreements. As of April 3, 2022, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.
The Company continually explores strategic acquisition opportunities which may result in the use of cash. Given the nature of the acquisition process, the timing and amounts of such expenditures are not always predictable. The Company expects that any acquisitions requiring funding in excess of cash on hand would be financed using available borrowing capacity.
The Company anticipates making additional contributions to its other pension and postretirement plans of approximately $10 million during the remainder of 2022, which would result in total contributions to these plans of approximately $38 million in 2022. Future funding requirements beyond the current year will vary depending largely on actual investment returns, future actuarial assumptions, and legislative actions.
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
As a result of operating globally, the Company is exposed to changes in foreign exchange rates. The exposure is well diversified, as the Company’s operations are located throughout the world, and the Company generally sells in the same countries where it produces with both revenue and costs transacted in the local currency. The Company monitors these exposures and from time to time uses traditional currency swaps and forward exchange contracts to hedge a portion of forecasted transactions that are denominated in foreign currencies, foreign currency assets and liabilities or net investment in foreign subsidiaries. The Company’s foreign operations are exposed to political, geopolitical and cultural risks, but the risks are mitigated by diversification and the relative stability of the countries in which the Company has significant operations.

SONOCO PRODUCTS COMPANY
Due to the highly inflationary economy in Venezuela, the Company considers the U.S. dollar to be the functional currency of its Venezuelan operations and uses the official exchange rate when remeasuring the financial results of those operations. Economic conditions in Venezuela have worsened considerably over the past several years and there is no indication that conditions are due to improve in the foreseeable future. Further deterioration could result in the recognition of an impairment charge or a deconsolidation of the Company's Venezuelan subsidiary. At April 3, 2022, the carrying value of the Company's net investment in its Venezuelan operations was approximately $2.0 million. In addition, at April 3, 2022, the Company's Accumulated Other Comprehensive Loss included a cumulative translation loss of $3.8 million related to its Venezuelan operations which would need to be reclassified to net income in the event of a complete exit of the business or a deconsolidation of the Venezuelan operations.
Turkey has experienced a cumulative rate of inflation over the last three years of slightly more than 100 percent, the threshold at which it is deemed to be a highly inflationary economy under U.S. GAAP. The Company is continuing to monitor the inflation rate in Turkey and is assessing the impact that accounting for Turkey as highly inflationary might have on its financial results in the second quarter of 2022. The Company's net investment in its operations in Turkey was approximately $18.0 million at April 3, 2022.
The Company routinely enters into derivative currency contracts to fix the exchange rate on certain anticipated foreign currency cash flows. The total market value of these instruments was a net unfavorable position of $1.1 million at April 3, 2022 and a net favorable position of $(0.1) million at December 31, 2021. These contracts qualify as cash flow hedges and have maturities ranging to July 2022. In addition, at April 3, 2022, the Company had various currency contracts outstanding to fix the exchange rate on certain foreign currency assets and liabilities. Although placed as an economic hedge, the Company does not apply hedge accounting to these contracts, the fair value of which was not material at April 3, 2022 and December 31, 2021.
The Company routinely enters into derivative commodity contracts to fix the cost of a portion of anticipated raw materials and energy-related purchases. The total net fair market value of these instruments was a favorable position of $10.6 million at April 3, 2022 and an unfavorable position of $2.2 million at December 31, 2021. Natural gas and aluminum hedge contracts covering an equivalent of 3.9 million MMBTUs and 252 metric tons, respectively, were outstanding at April 3, 2022. These contracts, some of which are designated as cash flow hedges, have maturities ranging to December 2022.
Pursuant to the registered public offering of unsecured 2.850% notes with a principal amount of $500.0 million maturing on February 1, 2032, the Company entered into treasury lock derivative instruments with two banks, with a notional principal amount of $150.0 million each on December 29, 2021. These instruments had the risk management objective of reducing exposure to the Company of increases in the underlying Treasury index up to the date of pricing of the notes. The derivatives were settled when the bonds priced on January 11, 2022, with the Company recognizing a gain on the settlement of $5.2 million.
During the first quarter of 2022, the U.S. dollar strengthened against the euro and British pound and weakened against the Canadian dollar, Brazilian real, and Mexican peso, the functional currencies in which a majority of the Company's foreign investments are held. The net impact of these changes resulted in a net translation loss of $0.2 million being recorded in "Accumulated other comprehensive loss" for the three months ended April 3, 2022.
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
Information about the Company’s exposure to market risk is discussed under Part I, Item 2 in this report and was disclosed in its Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission on February 28, 2022. There have been no other material quantitative or qualitative changes in market risk exposure since the date of that filing.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision, and with the participation, of our management, including our Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, ("the Exchange Act") of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO concluded that such controls and procedures, as of April 3, 2022, the end of the period covered by this Quarterly Report on Form 10-Q, were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. For this purpose, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information that is required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting occurring during the quarter ended April 3, 2022, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
Information with respect to legal proceedings and other exposures appears in Part I - Item 3 - “Legal Proceedings” and Part II - Item 8 - “Financial Statements and Supplementary Data” (Note 16 - “Commitments and Contingencies”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and in Part I - Item 1 - “Financial Statements” (Note 16 - “Commitments and Contingencies”) of this report.
Environmental Matters
The Company has been named as a potentially responsible party ("PRP") at several environmentally contaminated sites not owned by the Company. All of the sites are also the responsibility of other parties. The Company's liability, if any, is shared with such other parties, but the Company's share has not been finally determined in most cases. In some cases, the Company has cost-sharing arrangements with other PRPs with respect to a particular site. Such agreements relate to the sharing of legal defense costs or cleanup costs, or both. The Company has assumed, for purposes of estimating amounts to be accrued, that the other parties to such cost-sharing agreements will perform as agreed. It appears that final resolution of some of the sites is years away, and actual costs to be incurred for these environmental matters in future periods is likely to vary from current estimates because of the inherent uncertainties in evaluating environmental exposures. Accordingly, the ultimate cost to the Company with respect to such sites, beyond what has been accrued at April 3, 2022, cannot be determined. As of April 3, 2022 and December 31, 2021, the Company had accrued $7.3 million and $7.4 million, respectively, related to environmental contingencies. The Company periodically reevaluates the assumptions used in determining the appropriate reserves for environmental matters as additional information becomes available and, when warranted, makes appropriate adjustments.

Other legal matters
Additional information regarding legal proceedings is provided in Note 16 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

SONOCO PRODUCTS COMPANY

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number or Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs[1]
1/1/22 - 2/6/22	—	$—	—	$137,971,853
2/7/22 - 3/6/22	—	$—	—	$137,971,853
3/7/22 - 4/3/22	—	$—	—	$137,971,853
Total	—	$—	—	$137,971,853

1	On April 20, 2021, the Company's Board of Directors authorized the repurchase of the Company's common stock in an aggregate amount of up to $350.0 million. Following several repurchase transactions in 2021, a total of approximately $138.0 million remained available for share repurchases at December 31, 2021. No shares were repurchased under this authorization during the three month period ended April 3, 2022.

SONOCO PRODUCTS COMPANY

Item 6.	Exhibits.

Exhibit Index
3.1	Restated Articles of Incorporation, as amended April 21, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K filed April 22, 2022)
3.2	By-Laws of Sonoco Products Company, as amended April 21, 2021 (incorporated by reference to Exhibit 3.2 to the Registrant's Form 8-K, filed April 26, 2021)
4.1
Sixth Supplemental Indenture, dated as of January 21, 2022, between Sonoco Products Company and Regions Bank, as Trustee, including Forms of 1.800% Note due 2025, 2.250% Note due 2027 and 2.850% Note due 2032 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed January 21, 2022)

10.1	Sonoco Retirement and Savings Plan, amended and restated as of January 1, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-K, filed February 28, 2022)
10.2
Omnibus Benefit Restoration Plan of Sonoco Products Company, amended and restated as of January 1, 2022 (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K, filed February 28, 2022)

10.3
Description of Restricted Stock Units and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 8, 2022 (incorporated by reference to the Registrant's Form 8-K filed February 11, 2022)

10.4
Credit Agreement, dated as of January 21, 2022, among the Company, as Borrower, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed January 26, 2022)

10.5	Sonoco Products Company Change-In-Control Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed February 11, 2022)
15	Letter re: unaudited interim financial information
31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SONOCO PRODUCTS COMPANY
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOCO PRODUCTS COMPANY
(Registrant)

Date:	May 3, 2022	By:	/s/ Julie C. Albrecht
Julie C. Albrecht
Vice President and Chief Financial Officer
(principal financial officer)

/s/ James W. Kirkland
James W. Kirkland
Corporate Controller
(principal accounting officer)