Form 10-Q
period 2022-07-03
SONOCO PRODUCTS CO
filed 2022-08-02
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant's no par value common stock as of July 22, 2022 was 97,506,056.

SONOCO PRODUCTS COMPANY

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars and shares in thousands)

	July 3, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$174,996	$170,978
Trade accounts receivable, net of allowances	1,025,680	755,609
Other receivables	98,735	95,943
Inventories, net:
Finished and in process	457,139	199,823
Materials and supplies	517,352	362,290
Prepaid expenses	102,582	74,034
	2,376,484	1,658,677
Property, Plant and Equipment, Net	1,628,818	1,297,500
Goodwill	1,658,358	1,324,501
Other Intangible Assets, Net	733,214	278,143
Deferred Income Taxes	23,026	25,818
Right of Use Asset-Operating Leases	296,643	268,390
Other Assets	272,967	220,206
Total Assets	$6,989,510	$5,073,235
Liabilities and Equity
Current Liabilities
Payable to suppliers	$938,934	$721,312
Accrued expenses and other	386,663	381,350
Notes payable and current portion of long-term debt	399,025	411,557
Accrued taxes	20,516	11,544
	1,745,138	1,525,763
Long-term Debt, Net of Current Portion	2,727,916	1,199,106
Noncurrent Operating Lease Liabilities	254,520	234,167
Pension and Other Postretirement Benefits	153,807	158,265
Deferred Income Taxes	130,421	70,482
Other Liabilities	41,317	35,911
Sonoco Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares 97,495 and 97,370 shares issued and outstanding at July 3, 2022 and December 31, 2021, respectively	7,175	7,175
Capital in excess of stated value	128,332	119,690
Accumulated other comprehensive loss	(430,677)	(359,425)
Retained earnings	2,224,845	2,070,005
Total Sonoco Shareholders’ Equity	1,929,675	1,837,445
Noncontrolling Interests	6,716	12,096
Total Equity	1,936,391	1,849,541
Total Liabilities and Equity	$6,989,510	$5,073,235

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (the "United States" or "U.S.").
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Net sales	$1,913,332	$1,382,754	$3,684,314	$2,736,058
Cost of sales	1,526,331	1,120,101	2,925,748	2,195,504
Gross profit	387,001	262,653	758,566	540,554
Selling, general and administrative expenses	178,962	128,807	369,323	274,037
Restructuring/Asset impairment charges/(income)	10,563	(1,445)	22,705	5,401
Loss on divestiture of business	—	—	—	5,516
Operating profit	197,476	135,291	366,538	255,600
Non-operating pension costs	1,677	555,009	3,002	562,293
Interest expense	23,947	17,513	44,528	36,014
Interest income	786	2,719	2,302	3,489
Loss from the early extinguishment of debt	—	20,184	—	20,184
Income/(Loss) before income taxes	172,638	(454,696)	321,310	(359,402)
Provision for/(Benefit from) income taxes	44,599	(118,151)	79,888	(94,106)
Income/(Loss) before equity in earnings of affiliates	128,039	(336,545)	241,422	(265,296)
Equity in earnings of affiliates, net of tax	3,728	2,306	5,952	3,350
Net income/(loss)	131,767	(334,239)	247,374	(261,946)
Net (income)/loss attributable to noncontrolling interests	(95)	169	(369)	172
Net income/(loss) attributable to Sonoco	$131,672	$(334,070)	$247,005	$(261,774)

Weighted average common shares outstanding:
Basic	97,999	100,082	97,961	100,571
Diluted	98,686	100,082	98,621	100,571
Per common share:
Net income/(loss) attributable to Sonoco:
Basic	$1.34	$(3.34)	$2.52	$(2.60)
Diluted	$1.33	$(3.34)	$2.50	$(2.60)

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Net income/(loss)	$131,767	$(334,239)	$247,374	$(261,946)
Other comprehensive (loss)/income:
Foreign currency translation adjustments	(70,314)	12,596	(69,608)	(19,945)
Changes in defined benefit plans, net of tax	(1,928)	422,745	(1,737)	428,130
Changes in derivative financial instruments, net of tax	(2,090)	3,482	460	4,440
Other comprehensive (loss)/ income	$(74,332)	$438,823	$(70,885)	$412,625
Comprehensive income:	57,435	104,584	176,489	150,679
Less: Net (income)/loss attributable to noncontrolling interests	$(95)	$169	$(369)	$172
Less: Other comprehensive loss/(income) attributable to noncontrolling interests	$524	$(759)	$(367)	$(239)
Comprehensive income attributable to Sonoco	$57,864	$103,994	$175,753	$150,612
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN TOTAL EQUITY (unaudited)
(Dollars in thousands)

	Total Equity	Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests
		Outstanding	Amount
December 31, 2020	$1,910,528	100,447	$7,175	$314,056	$(756,842)	$2,335,216	$10,923
Net income/(loss)	72,293					72,297	(4)
Other comprehensive income/(loss):
Translation loss	(32,541)				(32,021)		(520)
Defined benefit plan adjustment, net of tax	5,385				5,385
Derivative financial instruments, net of tax	958				958
Other comprehensive loss	$(26,198)				$(25,678)		$(520)
Dividends	(45,510)					(45,510)
Issuance of stock awards	364	245		364
Shares repurchased	(5,051)	(85)		(5,051)
Share-based compensation	6,372			6,372
April 4, 2021	$1,912,798	100,607	$7,175	$315,741	$(782,520)	$2,362,003	$10,399
Net loss	(334,239)					(334,070)	(169)
Other comprehensive income:
Translation gain	12,596				11,837		759
Defined benefit plan adjustment, net of tax	422,745				422,745
Derivative financial instruments, net of tax	3,482				3,482
Other comprehensive income	$438,823				$438,064		$759
Dividends	(45,503)					(45,503)
Issuance of stock awards	246	41		246
Shares repurchased	(154,519)	(1,819)		(154,519)
Share-based compensation	4,827			4,827
July 4, 2021	$1,822,433	98,829	$7,175	$166,295	$(344,456)	$1,982,430	$10,989

	Total Equity	Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests
		Outstanding	Amount
December 31, 2021	$1,849,541	97,370	$7,175	$119,690	$(359,425)	$2,070,005	$12,096
Net income	115,607					115,333	274
Other comprehensive income/(loss):
Translation income/(loss)	706				(185)		891
Defined benefit plan adjustment, net of tax	191				191
Derivative financial instruments, net of tax	2,550				2,550
Other comprehensive income	$3,447				$2,556		$891
Dividends	(44,124)					(44,124)
Purchase of noncontrolling interest	(13,196)			(7,080)			(6,116)
Issuance of stock awards	377	182		377
Shares repurchased	(3,410)	(60)		(3,410)
Share-based compensation	10,689			10,689
April 3, 2022	$1,918,931	97,492	$7,175	$120,266	$(356,869)	$2,141,214	$7,145
Net income	131,767					131,672	95
Other comprehensive loss
Translation loss	(70,314)				(69,790)		(524)
Defined benefit plan adjustment, net of tax	(1,928)				(1,928)
Derivative financial instruments, net of tax	(2,090)				(2,090)
Other comprehensive loss	$(74,332)				$(73,808)		$(524)
Dividends	(48,041)					(48,041)
Issuance of stock awards	263	13		263
Shares repurchased	(574)	(10)		(574)
Share-based compensation	8,377			8,377
July 3, 2022	$1,936,391	97,495	$7,175	$128,332	$(430,677)	$2,224,845	$6,716

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Six Months Ended
	July 3, 2022	July 4, 2021
Cash Flows from Operating Activities:
Net income	$247,374	$(261,946)
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments	9,683	4,852
Depreciation, depletion and amortization	145,952	121,792
Loss on early extinguishment of debt	—	20,184
Share-based compensation expense	19,065	11,199
Equity in earnings of affiliates	(5,952)	(3,350)
Cash dividends from affiliated companies	4,369	3,930
Net loss/(gain) on disposition of assets	(648)	(3,279)
Net loss on divestiture of businesses	—	5,516
Pension and postretirement plan expense	4,826	576,297
Pension and postretirement plan contributions	(30,843)	(162,352)
Net increase/(decrease) in deferred taxes	12,657	(154,242)
Change in assets and liabilities, net of effects from acquisitions and foreign currency adjustments:
Trade accounts receivable	(174,064)	(104,925)
Inventories	(232,734)	(61,724)
Payable to suppliers	148,319	121,054
Prepaid expenses	(1,539)	(2,581)
Income taxes payable and other income tax items	26,447	7,965
Accrued expenses and other assets and liabilities	11,553	(16,437)
Net cash provided by operating activities	184,465	101,953
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(148,917)	(99,959)
Cost of acquisitions, net of cash acquired	(1,333,769)	(2,353)
Proceeds from the sale of businesses, net	—	86,071
Proceeds from the sale of assets	4,798	7,433
Other net investing proceeds	(2,376)	4,304
Net cash used in investing activities	(1,480,264)	(4,504)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	1,570,137	18,361
Principal repayment of debt	(51,142)	(259,225)
Net change in commercial paper	(91,000)	128,000
Net decrease in outstanding checks	(14,599)	(15,620)
Proceeds from foreign exchange forward contracts and interest rate swaps	—	4,387
Cash dividends	(91,525)	(90,401)
Purchase of noncontrolling interest	(14,474)	—
Excess cash costs of early extinguishment of debt	—	(20,111)
Payments for share repurchases	(3,984)	(159,571)
Net cash provided/(used) by financing activities	1,303,413	(394,180)
Effects of Exchange Rate Changes on Cash	(3,596)	(4,588)
Net Increase/(Decrease) in Cash and Cash Equivalents	4,018	(301,319)
Cash and cash equivalents at beginning of period	170,978	564,848
Cash and cash equivalents at end of period	$174,996	$263,529
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 1: Basis of Interim Presentation
In the opinion of the management of Sonoco Products Company (the “Company” or “Sonoco”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise stated) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the three- and six-month periods ended July 3, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
With respect to the unaudited condensed consolidated financial information of the Company for the three- and six-month periods ended July 3, 2022 and July 4, 2021 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 2, 2022 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Note 2: New Accounting Pronouncements
In March 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-02, "Financial Instruments — Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures." The amendments in this update eliminate the accounting guidance for troubled debt restructurings while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The amendments in this update also require that an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases. The Company does not expect this pronouncement to materially affect its consolidated financial statements.
In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers." Under current accounting standards, contract assets and contract liabilities acquired in a business combination are to be recorded at fair value using the ASC 805 measurement principle. ASU 2021-08 requires the acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606: Revenue from Contracts with Customers as if the acquirer had originated the contracts rather than at fair value. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company elected to early adopt ASU 2021-08 on a prospective basis as of January 1, 2022. The election to use practical expedients allowed under ASU 2021-08 will be applied on an acquisition-by-acquisition basis. There was no impact to the Company’s consolidated financial statements as of the adoption date.
During the six-month period ended July 3, 2022, there have been no other newly issued or newly applicable accounting pronouncements that have had, or are expected to have, a material impact on the Company’s financial statements. Further, at July 3, 2022, there are no other pronouncements pending adoption that are expected to have a material impact on the Company’s consolidated financial statements.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 3: Acquisitions and Divestitures
Acquisitions
On January 26, 2022, the Company completed the acquisition of Ball Metalpack Holding, LLC, renamed Sonoco Metal Packaging ("Metal Packaging"), a leading supplier of sustainable metal packaging for food and household products and the largest aerosol can producer in North America, for $1,348,589, net of cash acquired. As previously disclosed, final consideration was subject to customary post-closing adjustments for working capital, cash and indebtedness and was finalized in the second quarter of 2022. The Company received cash from the sellers totaling $14,820, of which $6,924 was included in "Other receivables" in the Company's Condensed Consolidated Balance Sheet at April 3, 2022. Prior to the Company's acquisition of Metal Packaging, Ball Metalpack Holding, LLC was a joint venture formed in 2018 and owned by Platinum Equity (51%) and Ball Corporation (49%). Metal Packaging consists of eight manufacturing plants in the United States and a headquarters facility in Broomfield, Colorado. This acquisition fits the Company's strategy of investing in its core businesses as it complements the Company's largest Consumer Packaging franchise, global rigid paper containers, and further expands the Company's sustainable packaging portfolio to include metal packaging.
The Company's initial preliminary fair values of the assets acquired and the liabilities assumed in the Metal Packaging acquisition, as well as revised preliminary fair values reflecting measurement period adjustments made during the second quarter of 2022, are as follows:

	Initial Allocation	Measurement Period Adjustments	Revised Allocation
Trade accounts receivable	$123,001	$—	$123,001
Inventories	190,070	575	190,645
Prepaid expenses	44,530	—	44,530
Property, plant and equipment	333,496	(418)	333,078
Right of use asset - operating leases	38,000	—	38,000
Other intangible assets	498,000	—	498,000
Goodwill	366,098	(10,151)	355,947
Other net tangible assets	48,069	(196)	47,873
Payable to suppliers	(105,580)	—	(105,580)
Accrued expenses and other	(25,253)	489	(24,764)
Notes payable and current portion of long-term debt	(46,463)	—	(46,463)
Noncurrent operating lease liabilities	(30,448)	—	(30,448)
Long-term debt	(39,543)	—	(39,543)
Deferred income taxes	(52,312)	1,805	(50,507)
Total purchase price, net of cash acquired	$1,341,665	$(7,896)	$1,333,769

The allocation of the purchase price of Metal Packaging to the tangible and intangible assets acquired and liabilities assumed, as reflected under the heading "Revised Valuation" in the table above, is based on the Company's preliminary estimates of their fair value, based on information currently available. Management is continuing to finalize its valuation of certain assets and liabilities including, but not limited to: inventory; property, plant and equipment; goodwill; other intangible assets; deferred income taxes; trade accounts receivable; and accrued expenses and other, and expects to complete its valuations within one year of the date of acquisition.
Factors comprising goodwill include increased access to certain markets as well as the value of the assembled workforce. Approximately 67% of goodwill is expected to be deductible for income tax purposes. Metal Packaging's financial results are included in the Company's Consumer Packaging segment.
The Company has accounted for this acquisition as a business combination under the acquisition method and has included the results of operations of the acquired business in the Company's Condensed Consolidated Statements of Income from the date of acquisition.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table presents the unaudited financial results for Metal Packaging for the three-month period ended July 3, 2022 and from the date of acquisition through July 3, 2022:

Supplemental Information (unaudited)	Three Months Ended	January 26 to
Metal Packaging	July 3, 2022	July 3, 2022
Net sales	$291,332	$462,550
Net income	$30,428	$44,447

The following table presents the Company’s estimated unaudited pro forma consolidated results for the three- and six-month periods ended July 3, 2022 and July 4, 2021, assuming the acquisition of Metal Packaging had occurred on January 1, 2021. This unaudited pro forma information is presented for informational purposes only and does not purport to represent the results of operations that would have been achieved if the acquisition had been completed at the beginning of 2021, nor is it necessarily indicative of future consolidated results.

Pro Forma Supplemental Information (unaudited)	Three Months Ended		Six Months Ended
Consolidated	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Net sales	$1,913,332	$1,573,964	$3,733,902	$3,123,580
Net income/(loss) attributable to Sonoco	$140,360	$(337,526)	$305,240	$(320,031)
The unaudited pro forma information above does not project the Company’s expected results for any future period and gives no effect to any future synergistic benefits that may result from the combination or the costs of integrating the acquired operations with those of the Company. Unaudited pro forma information for the three and six months ended July 3, 2022 and July 4, 2021 includes adjustments to depreciation, amortization, and income taxes based upon the preliminary fair value allocation of the purchase price to Metal Packaging's tangible and intangible assets acquired and liabilities assumed as though the acquisition had occurred on January 1, 2021. Interest expense on the additional debt issued by the Company to fund the acquisition and retention bonuses incurred related to the acquisition are also included in the unaudited pro forma information as if the acquisition had occurred on January 1, 2021. Acquisition-related costs of $4,117 and $26,402 and charges related to fair value adjustments to acquisition-date inventory of $8,155 and $33,155 were recognized during the three- and six-month periods ended July 3, 2022, respectively. These costs are excluded from 2022 unaudited pro forma net income and are instead reflected in 2021 pro forma net income as though they were incurred on January 1, 2021.
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
Acquisition and Divestiture-Related Costs
Acquisition- and divestiture-related costs totaled $12,281 and $60,633 during the three- and six-month periods ended July 3, 2022, respectively, primarily related to the Metal Packaging acquisition. These costs include charges related

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

to fair value adjustments to acquisition-date inventory totaling $8,155 and $33,155 during the three- and six-month periods ended July 3, 2022, respectively, which are included in "Cost of sales" in the Company's Condensed Consolidated Statements of Income. Other acquisition-related costs consisting primarily of investment banking fees, representation and warranty insurance premiums, legal and professional fees, and other transaction costs, totaled $4,126 and $27,478 during the three- and six-month periods ended July 3, 2022, respectively, and are included in "Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income.
Acquisition and divestiture-related costs totaled $1,462 and $11,488 during the three- and six-month periods ended July 4, 2021, respectively. These costs, consisting primarily of legal and professional fees, are included in “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income.

Note 4: Shareholders' Equity
Earnings/(loss) per Share
The following table sets forth the computation of basic and diluted earnings/(loss) per share:

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Numerator:
Net income/(loss) attributable to Sonoco	$131,672	$(334,070)	$247,005	$(261,774)
Denominator:
Weighted average common shares outstanding:
Basic	97,999	100,082	97,961	100,571
Dilutive effect of stock-based compensation	687	—	660	—
Diluted	98,686	100,082	98,621	100,571
Net income/(loss) attributable to Sonoco per common share:
Basic	$1.34	$(3.34)	$2.52	$(2.60)
Diluted	$1.33	$(3.34)	$2.50	$(2.60)
Cash dividends	$0.49	$0.45	$0.94	$0.90
No adjustments were made to "Net income/(loss) attributable to Sonoco" in the computations of net income/(loss) attributable to Sonoco per common share.
Anti-dilutive Securities
Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes the proceeds from the exercise of all dilutive stock appreciation rights ("SARs") are used to repurchase the Company’s common stock. Certain SARs are not dilutive because either the exercise price is greater than the average market price of the stock during the reporting period or assumed repurchases from proceeds from the exercise of the SARs were anti-dilutive. These SARs may become dilutive in the future if the market price of the Company's common stock appreciates.
The average numbers of SARs that were anti-dilutive and, therefore, not included in the computation of diluted earnings per share during the three- and six-month periods ended July 3, 2022 and July 4, 2021 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Anti-dilutive stock appreciation rights	374	—	387	214

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued unless doing so is anti-dilutive. Such securities have an anti-dilutive impact in those periods in which a loss is reported. Diluted net loss per share of common stock for the three- and six-month periods ended July 4, 2021 is the same as basic net loss per share because otherwise dilutive securities are excluded from the computation of diluted net loss per share. The following table sets forth the potentially dilutive securities excluded from the computation of diluted net loss per share during the three- and six-month periods ended July 4, 2021:

	Three Months Ended	Six Months Ended
	July 4, 2021	July 4, 2021
Dilutive securities excluded due to reported loss	486	469
Stock Repurchases
On April 20, 2021, the Company's Board of Directors (the "Board") authorized the repurchase of the Company's common stock in an aggregate amount of up to $350,000. Following several repurchase transactions in 2021, a total of $137,972 remained available for share repurchases under this authorization as of December 31, 2021. No shares were purchased under this authorization during the six months ended July 3, 2022.
On May 10, 2021, the Company entered into an accelerated share repurchase agreement ("ASR Agreement") with a financial institution to repurchase outstanding shares of the Company's common stock. In exchange for an upfront payment of $150,000, which was funded with available cash on hand, the financial institution delivered 1,751 initial shares to the Company, representing 80% of the expected number of shares to be repurchased during the repurchase period based upon an estimated average repurchase price of $68.50 per share. The initial shares received were retired by the Company. The final number of shares to be repurchased and retired were based on the Company's volume-weighted average share price during the repurchase period, less a discount and subject to certain adjustments. The financial institution could have elected to settle all or any part of the transaction at any time between July 9, 2021 and September 11, 2021. As of July 4, 2021, the unsettled portion of the ASR Agreement represented a forward contract indexed to the Company's own stock which was recognized within shareholders’ equity as "Capital in excess of stated value."
On May 6, 2021, the Company repurchased 54 shares for $3,615 from a private stockholder based upon the average closing stock price on that day. The cost of these share repurchases, as well as those related to the accelerated share agreement mentioned above, was allocated to "Capital in excess of stated value" on the Company's Condensed Consolidated Balance Sheet for the period ended July 4, 2021.
The Company regularly repurchases shares of its common stock to satisfy employee tax withholding obligations in association with certain share-based compensation awards. These repurchases, which are not part of a publicly announced plan or program, totaled 70 shares during the six months ended July 3, 2022, at a cost of $3,984, and 98 shares during the six months ended July 4, 2021, at a cost of $5,956.
Dividend Declarations
On April 20, 2022, the Board of Directors declared a regular quarterly dividend of $0.49 per share. This dividend was paid on June 10, 2022 to all shareholders of record as of May 10, 2022.
On July 20, 2022, the Board of Directors declared a regular quarterly dividend of $0.49 per share. This dividend is payable on September 9, 2022 to all shareholders of record as of August 10, 2022.
Noncontrolling interests
In April 2015, the Company acquired a 67% controlling interest in Graffo Paranaense de Embalagens S/A (“Graffo”). Prior to March 31, 2022, the Company consolidated 100% of Graffo, with the partner's 33% share included in “Noncontrolling Interests” within the equity section of the balance sheet. On March 31, 2022, the Company paid $14,474 in cash to acquire the remaining 33% ownership interest from the three noncontrolling partners, which resulted in a $6,116 reduction in noncontrolling interest, a $7,080 charge to capital in excess of stated value, and a $1,278 reduction to accrued expenses and other on the Company's Condensed Consolidated Balance Sheet as of July 3, 2022.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 5: Restructuring and Asset Impairments
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
Following are the total restructuring and asset impairment charges/(income), net of adjustments, recognized during the periods presented:

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Restructuring and restructuring-related asset impairment charges/(income)	$6,857	$(1,853)	$12,610	$844
Other asset impairments	3,706	408	10,095	4,557
Restructuring/Asset Impairment Charges/(Income)	$10,563	$(1,445)	$22,705	$5,401

The table below sets forth restructuring and restructuring-related asset impairment charges/(income) by type incurred:

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Severance and Termination Benefits	$2,214	$2,438	$4,313	$3,866
Asset Impairments/(Gains from Disposal of Assets)	787	(5,621)	1,232	(6,485)
Other Costs	3,856	1,330	7,065	3,463
Restructuring and restructuring-related asset impairment charges/(income)	$6,857	$(1,853)	$12,610	$844

The table below sets forth restructuring and restructuring-related asset impairment charges/(income) by reportable segment:

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Consumer Packaging	$2,544	$173	$4,179	$1,258
Industrial Paper Packaging	1,007	(4,372)	2,355	(2,939)
All Other	(495)	2,355	(417)	2,520
Corporate	3,801	(9)	6,493	5
Restructuring and restructuring-related asset impairment charges/(income)	$6,857	$(1,853)	$12,610	$844

Restructuring and restructuring-related asset impairment charges/(income) are included in “Restructuring/Asset impairment charges/(income)” in the Company's Condensed Consolidated Statements of Income.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth the activity in the restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

	Severance and Termination Benefits	Asset Impairments/ Disposal of Assets	Other Costs	Total
Accrual Activity
Liability at December 31, 2021	$10,917	$—	$1,873	$12,790
2022 charges	4,313	1,232	7,065	12,610
Cash (payments)/receipts	(7,024)	4,076	(7,163)	(10,111)
Asset write downs/disposals	—	(5,308)	—	(5,308)
Foreign currency translation	(83)	—	(38)	(121)
Liability at July 3, 2022	$8,123	$—	$1,737	$9,860

"Severance and Termination Benefits" during the first six months of 2022 includes the cost of severance for approximately 150 employees whose positions were eliminated in conjunction with the Company's ongoing organizational effectiveness efforts.
"Asset Impairments/Disposal of Assets" during the first six months of 2022 consists primarily of asset impairment charges related to plant closures in the Consumer Packaging and Industrial Paper Packaging segments, partially offset by a gain from the sale of a previously closed facility in our "All Other" group of businesses. Cash proceeds in the first six months of 2022 relate to the sale of this facility as well as the partial sale of a previously closed operation in Canada, part of the Industrial Paper Packaging segment.
“Other Costs” during the first six months of 2022 consists primarily of consulting services and costs related to plant closures including equipment removal, utilities, plant security, property taxes and insurance.
The Company expects to pay the majority of the remaining restructuring reserves by the end of 2022 using cash generated from operations. The Company also expects to recognize future additional charges totaling approximately $2,300 in connection with previously announced restructuring actions and believes that the majority of these charges will be incurred and paid by the end of 2022. The Company continually evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions are likely to be undertaken.
Other Asset Impairments
The Company recognized other asset impairment charges totaling $3,706 and $10,095 in the three and six months ended July 3, 2022, respectively.
The charges in the three and six months ended July 3, 2022 include net asset impairment charges totaling $3,452 and $9,165, respectively, resulting from the Company's decision in the first quarter of 2022 to exit its operations in Russia, consisting of two small tube and core plants in our Industrial Paper Packaging segment, as a result of the ongoing Russia-Ukraine conflict. These charges include $3,747 of cumulative translation adjustment losses that were reclassified from accumulated other comprehensive income upon completion of the Company's exit from Russia on July 1, 2022. The charges also include $254 and $930 of fixed asset impairments in the Company's plastics foods operations, part of the Consumer Packaging segment, in the three and six months ended July 3, 2022, respectively. These assets were determined to be impaired as the value of their projected undiscounted cash flows was no longer sufficient to recover their carrying value.
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
These impairment charges are included in “Restructuring/Asset impairment charges/(income)” in the Company’s Condensed Consolidated Statements of Income.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 6: Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive loss and the changes in the balances of each component of accumulated other comprehensive loss, net of tax as applicable, for the six months ended July 3, 2022 and July 4, 2021:

	Foreign Currency Items	Defined Benefit Pension Items	Cash Flow Hedges	Accumulated Other Comprehensive Loss

Balance at December 31, 2021	$(269,076)	$(91,397)	$1,048	$(359,425)
Other comprehensive (loss)/income before reclassifications	(73,722)	(3,893)	3,047	(74,568)
Amounts reclassified from accumulated other comprehensive loss to net income	3,747	2,156	(2,199)	3,704
Amounts reclassified from accumulated other comprehensive loss to fixed assets	—	—	(388)	(388)
Other comprehensive (loss)/income	(69,975)	(1,737)	460	(71,252)
Balance at July 3, 2022	$(339,051)	$(93,134)	$1,508	$(430,677)

Balance at December 31, 2020	$(194,024)	$(562,747)	$(71)	$(756,842)
Other comprehensive (loss)/income before reclassifications	(20,184)	10,888	5,219	(4,077)
Amounts reclassified from accumulated other comprehensive loss to net loss	—	417,242	(733)	416,509
Amounts reclassified from accumulated other comprehensive loss to fixed assets	—	—	(46)	(46)
Other comprehensive (loss)/income	(20,184)	428,130	4,440	412,386
Balance at July 4, 2021	$(214,208)	$(134,617)	$4,369	$(344,456)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the effects on net income of significant amounts reclassified from each component of accumulated other comprehensive loss for the three- and six-month periods ended July 3, 2022 and July 4, 2021:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended		Six Months Ended
Details about Accumulated Other Comprehensive Loss Components	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021	Affected Line Item in the Condensed Consolidated Statements of Income
Foreign currency items
Loss on Russia restructuring(a)	$(3,747)	—	$(3,747)	—	Restructuring/Asset impairment charges
Gains/(losses) on cash flow hedges
Foreign exchange contracts	843	1,489	1,866	1,829	Net sales
Foreign exchange contracts	(1,011)	(1,190)	(1,706)	(1,418)	Cost of sales
Commodity contracts	1,979	646	2,937	575	Cost of sales
	1,811	945	3,097	986	Income/(Loss) before income taxes
Income tax impact	(529)	(241)	(898)	(253)	Provision for/(Benefit from) income taxes
	1,282	704	2,199	733	Net income/(loss)
Defined benefit pension items
Effect of settlement loss(b)	(74)	(547,631)	(430)	(547,631)	Non-operating pension costs
Amortization of defined benefit pension items(b)	(1,255)	(6,432)	(2,426)	(13,333)	Non-operating pension costs
	(1,329)	$(554,063)	(2,856)	(560,964)	Income/(Loss) before income taxes
Income tax impact	335	142,090	700	143,722	Provision for/(Benefit from) income taxes
	(994)	$(411,973)	(2,156)	(417,242)	Net income/(loss)
Total reclassifications for the period	$(3,459)	$(411,269)	$(3,704)	$(416,509)	Net income/(loss)

(a) See Note 5 for additional details.
(b) See Note 11 for additional details.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the before and after tax amounts for the various components of other comprehensive income/(loss) for the three-month periods ended July 3, 2022 and July 4, 2021:

	Three months ended July 3, 2022				Three months ended July 4, 2021
	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount		Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Foreign currency items:
Other comprehensive (loss)/income before reclassifications	$(73,537)	$—	$(73,537)		$11,837	$—	$11,837
Amounts reclassified from accumulated other comprehensive loss to net income/(loss)(a)	3,747	—	3,747		—	—	—
Net other comprehensive (loss)/income from foreign currency items	(69,790)	—	(69,790)	—	11,837	—	11,837
Defined benefit pension items:
Other comprehensive (loss)/income before reclassifications	(3,907)	985	(2,922)		14,213	(3,441)	10,772
Amounts reclassified from accumulated other comprehensive loss to net income/(loss)(b)	1,329	(335)	994		554,063	(142,090)	411,973
Net other comprehensive (loss)/income from defined benefit pension items	(2,578)	650	(1,928)		568,276	(145,531)	422,745
Gains and losses on cash flow hedges:
Other comprehensive income/(loss) before reclassifications	(474)	139	(335)		5,674	(1,452)	4,222
Amounts reclassified from accumulated other comprehensive loss to net income/(loss)	(1,811)	529	(1,282)		(945)	241	(704)
Amounts reclassified from accumulated other comprehensive loss to fixed assets	(668)	195	(473)		(49)	13	(36)
Net other comprehensive income/(loss) from cash flow hedges	(2,953)	863	(2,090)		4,680	(1,198)	3,482
Other comprehensive income/(loss)	$(75,321)	$1,513	$(73,808)		$584,793	$(146,729)	$438,064

(a) See Note 5 for additional details.
(b) See Note 11 for additional details.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the before and after tax amounts for the various components of other comprehensive income/(loss) for the six-month periods ended July 3, 2022 and July 4, 2021:

	Six months ended July 3, 2022			Six months ended July 4, 2021
	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Foreign currency items:
Other comprehensive loss before reclassifications	$(73,722)	$—	$(73,722)	$(20,184)	$—	$(20,184)
Amounts reclassified from accumulated other comprehensive loss to net income/(loss)(a)	3,747	—	3,747	—	—	—
Net other comprehensive loss from foreign currency items	(69,975)	—	(69,975)	(20,184)	—	(20,184)
Defined benefit pension items:
Other comprehensive (loss)/income before reclassifications	(5,183)	1,290	(3,893)	14,364	(3,476)	10,888
Amounts reclassified from accumulated other comprehensive loss to net income/(loss)(b)	2,856	(700)	2,156	560,964	(143,722)	417,242
Net other comprehensive (loss)/income from defined benefit pension items	(2,327)	590	(1,737)	575,328	(147,198)	428,130
Gains and losses on cash flow hedges:
Other comprehensive income/(loss) before reclassifications	4,271	(1,224)	3,047	7,012	(1,793)	5,219
Amounts reclassified from accumulated other comprehensive loss to net income/(loss)	(3,097)	898	(2,199)	(986)	253	(733)
Amounts reclassified from accumulated other comprehensive loss to fixed assets	(552)	164	(388)	(62)	16	(46)
Net other comprehensive income/(loss) from cash flow hedges	622	(162)	460	5,964	(1,524)	4,440
Other comprehensive income/(loss)	$(71,680)	$428	$(71,252)	$561,108	$(148,722)	$412,386

(a) See Note 5 for additional details.
(b) See Note 11 for additional details.

Note 7: Goodwill and Other Intangible Assets
Goodwill
A summary of the changes in goodwill for the six months ended July 3, 2022 is as follows:

	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Goodwill at December 31, 2021	$572,416	$367,780	$384,305	$1,324,501
2022 Acquisitions	366,098	—	—	366,098
Foreign currency translation	(10,377)	(8,918)	(2,795)	(22,090)
Measurement period adjustments	(10,151)	—	—	(10,151)
Goodwill at July 3, 2022	$917,986	$358,862	$381,510	$1,658,358
Goodwill activity reflected under the captions "2022 Acquisitions" and "Measurement period adjustments" relate to the January 26, 2022 acquisition of Metal Packaging. See Note 3 for additional information.

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
Although beginning to benefit from economic recovery, the results of the Plastics - Healthcare reporting unit have been negatively impacted by end-market weakness due to the COVID-19 pandemic. In addition, the unit is facing near-term headwinds from higher raw material and other cost increases. Assuming COVID-19 infection rates continue to decline, management expects market demand will improve throughout 2022 and that selling price increases and/or cost reductions, including restructuring actions and investments in production efficiency projects, will mitigate the impacts of recent raw material and other cost inflation. However, should it become apparent that the ongoing post-COVID-19 recovery is likely to be significantly weaker, delayed, or prolonged compared to management’s current expectations, significant negative price/cost relationships will persist over the long-term, profit margins do not improve as expected, or other assumptions change, such as the discount rate, goodwill impairment charges may be possible in the future.
In the annual goodwill impairment analysis completed during the third quarter of 2021, projected future cash flows for the Plastics - Healthcare reporting unit were discounted at 8.3% and its estimated fair value was determined to exceed its carrying value by approximately 13.3%. Based on the discounted cash flow model and holding other valuation assumptions constant, projected operating profits across all future periods would have to be reduced approximately 13.0%, or the discount rate increased to 9.3%, in order for the estimated fair value of the reporting unit to fall below carrying value. Total goodwill associated with this reporting unit was $62,404 at July 3, 2022.
During the time subsequent to the annual evaluation, and at July 3, 2022, the Company considered whether any events and/or changes in circumstances had resulted in the likelihood that the goodwill of any of its reporting units may have been impaired. It is management's opinion that no such events and/or changes in circumstances have occurred.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Other Intangible Assets
A summary of other intangible assets as of July 3, 2022 and December 31, 2021 is as follows:

	July 3, 2022		December 31, 2021
Other Intangible Assets, gross:
Patents	$29,307		$29,315
Customer lists	1,048,443		592,195
Trade names	31,837		32,043
Proprietary technology	57,728		22,846
Other	2,777		2,807
Total Other Intangible Assets, gross	$1,170,092		$679,206

Accumulated Amortization:
Patents	$(17,099)		$(16,275)
Customer lists	(379,576)		(347,274)
Trade names	(15,042)		(14,106)
Proprietary technology	(23,117)		(21,394)
Other	(2,044)		(2,014)
Total Accumulated Amortization	$(436,878)	-436878000	$(401,063)
Other Intangible Assets, net	$733,214		$278,143
The acquisition of Metal Packaging on January 26, 2022 resulted in the addition of $498,000 of intangible assets, primarily customer lists and proprietary technology, which are expected to be amortized over their average useful lives of approximately 13.6 years. See Note 3 for additional information about the Metal Packaging acquisition.
Other Intangible Assets are amortized on a straight-line basis over their respective useful lives, which generally range from three to forty years. The Company has no intangible assets with indefinite lives.
Aggregate amortization expense was $20,871 and $12,111 for the three months ended July 3, 2022 and July 4, 2021, respectively, and $39,671 and $24,860 for the six months ended July 3, 2022 and July 4, 2021, respectively. Amortization expense on other intangible assets is expected to total approximately $81,200 in 2022, $79,500 in 2023, $71,400 in 2024, $60,900 in 2025 and $57,900 in 2026.

Note 8: Debt
Details of the Company's debt at July 3, 2022 and December 31, 2021 are as follows:

	July 3, 2022	December 31, 2021
Commercial paper	$258,000	$349,000
Syndicated term loan due February 2025	299,559	—
1.800% notes due February 2025	397,978	—
2.250% notes due February 2027	297,654	—
2.850% notes due February 2032	495,004	—
3.125% notes due May 2030	595,629	595,342
5.750% notes due November 2040	536,198	536,182
Other foreign denominated debt	42,745	55,432
Finance lease obligations	107,521	60,282
Other debt	96,653	14,425
Total debt	$3,126,941	$1,610,663
Less current portion and short-term notes	399,025	411,557
Long-term debt	$2,727,916	$1,199,106

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

On January 21, 2022, the Company completed a registered public offering of green bonds with an aggregate principal amount of $1,200,000. These unsecured notes (the "Notes") consisted of the following:

	Principal Amount	Issuance Costs and Discounts	Net Proceeds	Interest Rate	Maturity

2025 Notes	$400,000	$(2,356)	$397,644	1.800%	February 1, 2025
2027 Notes	300,000	(2,565)	297,435	2.250%	February 1, 2027
2032 Notes	500,000	(5,220)	494,780	2.850%	February 1, 2032
Total	$1,200,000	$(10,141)	$1,189,859
The Notes are senior unsecured obligations and rank equal in right of payment to the Company’s other senior unsecured debt from time to time outstanding. The indenture governing the Notes contains certain covenants with respect to the Company that, among other things, restrict the entry into additional secured indebtedness, sale and leaseback transactions and certain mergers, consolidations and transfers of all or substantially all of the Company’s assets. The Company used an amount equal to the net proceeds from the Notes to partially fund the January 26, 2022 acquisition of Metal Packaging.
Also on January 21, 2022, the Company entered into a $300,000 three-year term loan facility (the "Term Loan Facility") with a syndicate of eight banks. The full $300,000 was drawn from this facility on January 26, 2022, and the proceeds used to partially fund the acquisition of Metal Packaging. Interest is assessed at the Secured Overnight Financing Rate ("SOFR") plus a margin based on a pricing grid that uses the Company’s credit ratings. The current SOFR margin is 122.5 basis points. There is no required amortization and repayment can be accelerated at any time without penalty at the Company's discretion. Borrowings under the Term Loan Facility mature on January 27, 2025.
On April 28, 2021, the Company commenced a cash tender offer to purchase up to $300,000 of the $600,000 then-outstanding principal amount of its 5.750% notes due November 2040. Upon expiration of the tender offer on May 25, 2021, the Company repurchased 10.53% of its outstanding 5.750% notes for a total cash cost of $81,961, as shown below:

	Principal Amount Tendered	Premium and Other Amounts Paid	Total Cash Paid
5.750% notes due November 2040	$63,206	$18,755	$81,961
On April 28, 2021, the Company entered into a reverse treasury lock agreement intended to fix the cash cost to fund approximately $100,000 of the maximum $300,000 principal amount subject to being tendered. The settlement of the reverse treasury lock on May 13, 2021 resulted in a loss of $1,356. In addition, the Company wrote off a proportional share of unamortized bond issuance costs and unamortized original issue discounts associated with the 5.750% notes. These non-cash write-offs net to $73, which combined with the hedge loss and premium and other amounts paid, resulted in a pretax loss from the early extinguishment of debt totaling $20,184 during each of the three- and six-month periods ended July 4, 2021.
The Company's 150,000 euro-denominated loan, which bore 1% annual interest, matured on May 25, 2021, and a U.S. dollar equivalent cash payment of $177,780 was made to settle the debt. On April 7, 2021, the Company entered into two forward contracts to buy a total of 150,000 euros in order to manage foreign currency risk related to the Company's funding of the debt repayment upon maturity. The Company recognized a gain of $4,387 upon the May 21, 2021 maturity of these forward contracts. The gain is included in "Selling, general and administrative expenses" in the Company's Condensed Consolidated Statements of Income for the three and six months ended July 4, 2021 and the proceeds from the settlement of the contracts and the debt maturity payment are reflected in "Net cash provided/(used) by financing activities" in the Company's Condensed Consolidated Statement of Cash Flows for the six months ended July 4, 2021.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenants currently require the Company to maintain a minimum level of interest coverage and a minimum level of net worth, as defined in the agreements. As of July 3, 2022, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 9: Financial Instruments and Derivatives
The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments for which the carrying amount differs from the fair value.

	July 3, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, net of current portion	$2,727,916	$2,569,487	$1,199,106	$1,434,711

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
Cash Flow Hedges
At July 3, 2022 and December 31, 2021, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. These contracts, which have maturities ranging to December 2024, qualify as cash flow hedges under U.S. GAAP. For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item.
Commodity Cash Flow Hedges
Certain derivative contracts entered into to manage the cost of anticipated purchases of natural gas and aluminum have been designated by the Company as cash flow hedges. At July 3, 2022, these contracts included natural gas swaps covering approximately 1.1 million MMBTUs. These contracts represented approximately 25% of anticipated usage in North America for the remainder of 2022, and 1% of anticipated usage in both 2023 and 2024. The Company also has certain natural gas hedges that it does not treat as cash flow hedges. See "Non-Designated Derivatives" below for a discussion of these hedges. At July 3, 2022, the Company had designated swap contracts covering 84 metric tons of aluminum as cash flow hedges. These contracts represented approximately 3% of anticipated aluminum usage for the remainder of 2022. The fair value of the Company’s commodity cash flow hedges netted to a gain position of $2,700 and $1,491 at July 3, 2022 and December 31, 2021, respectively. The amount of the gain included in Accumulated Other Comprehensive Income at July 3, 2022 expected to be reclassified to the income statement during the next twelve months is $2,696.
Foreign Currency Cash Flow Hedges
The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales, purchases, and capital spending expected to occur in 2022 and 2023. The net positions of these contracts at July 3, 2022 were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	purchase	13,591,224
Mexican peso	purchase	244,790
Polish zloty	purchase	44,467
Czech koruna	purchase	33,398
Euro	purchase	10,449
Turkish lira	purchase	9,356
Canadian dollar	purchase	7,809
British pound	purchase	1,005
Brazilian real	sell	(6,286)

The fair value of foreign currency cash flow hedges related to forecasted sales and purchases netted to a gain position of $379 and $336 at July 3, 2022 and December 31, 2021, respectively. Gains of $379 are expected to be

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

reclassified from accumulated other comprehensive loss to the income statement during the next twelve months. In addition, the Company has entered into forward contracts to hedge certain foreign currency cash flow transactions related to construction in progress. As of July 3, 2022 and December 31, 2021, the net position of these contracts was $(938) and $(457), respectively. During the six months ended July 3, 2022, losses from these hedges totaling $657 were reclassified from accumulated other comprehensive loss and included in the carrying value of the capitalized expenditures. Losses of $875 are expected to be reclassified from accumulated other comprehensive loss and included in the carrying value of the related fixed assets acquired during the next twelve months.
Non-Designated Derivatives
The Company routinely enters into other derivative contracts which are not designated for hedge accounting treatment under ASC 815. As such, changes in fair value of these non-designated derivatives are recorded directly to income and expense in the periods that they occur.
Foreign Currency Hedges
The Company routinely enters into forward contracts or swaps to economically hedge the currency exposure of intercompany debt and foreign currency denominated receivables and payables. The net currency positions of these non-designated contracts at July 3, 2022, were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	purchase	31,847,040
Indonesian rupiah	purchase	30,335,671
Mexican peso	purchase	388,269
Turkish lira	purchase	36,904
Thai baht	purchase	9,251
Canadian dollar	purchase	4,026
Euro	purchase	20
Commodity Hedges
The Company has entered into non-designated derivative contracts to manage the cost of anticipated purchases of natural gas. At July 3, 2022, these contracts consisted of natural gas swaps covering approximately 5.3 million MMBTUs and represented approximately 46% of anticipated usage in North America for the remainder of 2022, and 27% and 17% of anticipated usage in 2023 and 2024, respectively.
Interest Rate Hedges
Pursuant to the registered public offering of unsecured 2.850% notes with a principal amount of $500,000 maturing on February 1, 2032, the Company entered into treasury lock derivative instruments with two banks, with a notional principal amount of $150,000 each on December 29, 2021. These instruments had the risk management objective of reducing exposure to the Company of increases in the underlying Treasury index up to the date of pricing of the notes. The fair value of the contracts was a net loss position of $(550) at December 31, 2021. The derivatives were settled when the bonds priced on January 11, 2022, with the Company recognizing a gain on the settlement of $5,201. The gain is included in "Selling, general and administrative expenses" on the Company's Condensed Consolidated Statements of Income for the six months ended July 3, 2022.
The fair value of the Company’s non-designated derivatives position was a gain of $3,679 and $92 at July 3, 2022 and December 31, 2021, respectively.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth the location and fair values of the Company’s derivative instruments at July 3, 2022 and December 31, 2021:

Description	Balance Sheet Location	July 3, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$2,822	$1,599
Commodity Contracts	Other assets	$5	$—
Commodity Contracts	Accrued expenses and other	$(127)	$(108)
Foreign Exchange Contracts	Prepaid expenses	$936	$848
Foreign Exchange Contracts	Accrued expenses and other	$(1,432)	$(969)
Foreign Exchange Contracts	Other liabilities	$(63)	$—
Derivatives not designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$4,688	$1,815
Commodity Contracts	Other assets	$197	$—
Commodity Contracts	Accrued expenses and other	$—	$(1,132)
Commodity Contracts	Other liabilities	$(957)	$—
Foreign Exchange Contracts	Prepaid expenses	$26	$135
Foreign Exchange Contracts	Accrued expenses and other	$(275)	$(176)
Interest Rate Lock Contract	Accrued expenses and other	$—	$(550)
While certain of the Company’s derivative contract arrangements with its counterparties provide for the ability to settle contracts on a net basis, the Company reports its derivative positions on a gross basis. There are no collateral arrangements or requirements in these agreements.
The following tables set forth the effect of the Company’s derivative instruments on financial performance for the three months ended July 3, 2022 and July 4, 2021, excluding the amount of foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to the carrying value of the capitalized expenditures:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income
Derivatives in Cash Flow Hedging Relationships:
Three months ended July 3, 2022
Foreign Exchange Contracts	$(1,324)	Net sales	$843
		Cost of sales	$(1,011)
Commodity Contracts	$850	Cost of sales	$1,979
Three months ended July 4, 2021
Foreign Exchange Contracts	$751	Net sales	$1,489
		Cost of sales	$(1,190)
Commodity Contracts	$4,847	Cost of sales	$646

Description	Gain or (Loss) Recognized	Location of Gain or (Loss) Recognized in Income Statement
Derivatives not Designated as Hedging Instruments:
Three months ended July 3, 2022
Commodity Contracts	$506	Cost of sales
Foreign Exchange Contracts	$(1,142)	Selling, general and administrative
Three months ended July 4, 2021
Commodity Contracts	$56	Cost of sales
Foreign Exchange Contracts	$220	Selling, general and administrative

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

	Three months ended July 3, 2022		Three months ended July 4, 2021
Description	Revenue	Cost of sales	Revenue	Cost of sales
Total amount of income and expense line items presented in the Condensed Consolidated Statements of Income	$843	$968	$1,489	$(544)

Gain or (loss) on cash flow hedging relationships:
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into net income	$843	$(1,011)	$1,489	$(1,190)

Commodity contracts:
Amount of gain reclassified from accumulated other comprehensive loss into net income	$—	$1,979	$—	$646

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
(unaudited)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following tables set forth the effect of the Company’s derivative instruments on financial performance for the six months ended July 3, 2022 and July 4, 2021, excluding the amount of foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to the carrying value of the capitalized expenditures:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income
Derivatives in Cash Flow Hedging Relationships:
Six months ended July 3, 2022
Foreign Exchange Contracts	$88	Net sales	$1,866
		Cost of sales	$(1,706)
Commodity Contracts	$4,183	Cost of sales	$2,937
Six months ended July 4, 2021
Foreign Exchange Contracts	$563	Net sales	$1,829
		Cost of sales	$(1,418)
Commodity Contracts	$6,601	Cost of sales	$575

Description	Gain or (Loss) Recognized	Location of Gain or (Loss) Recognized in Income Statement
Derivatives not Designated as Hedging Instruments:
Six months ended July 3, 2022
Commodity Contracts	$7,498	Cost of sales
Foreign Exchange Contracts	$201	Selling, general and administrative
Six months ended July 4, 2021
Commodity Contracts	$434	Cost of sales
Foreign Exchange Contracts	$(405)	Selling, general and administrative

	Six months ended July 3, 2022		Six months ended July 4, 2021
Description	Revenue	Cost of sales	Revenue	Cost of sales
Total amount of income and expense line items presented in the Condensed Consolidated Statements of Income	$1,866	$1,231	$1,829	$(843)

Gain or (loss) on cash flow hedging relationships:
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into net income	$1,866	$(1,706)	$1,829	$(1418)

Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into net income	$—	$2,937	$—	$575

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
The following table sets forth information regarding the Company’s financial assets and financial liabilities, excluding retirement and postretirement plan assets, measured at fair value on a recurring basis:

Description	July 3, 2022	Assets measured at NAV	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$2,700	$—	$—	$2,700	$—
Foreign exchange contracts	$(559)	$—	$—	$(559)	$—
Non-hedge derivatives, net:
Commodity contracts	$3,928	$—	$—	$3,928	$—
Foreign exchange contracts	$(249)	$—	$—	$(249)	$—

Description	December 31, 2021	Assets measured at NAV	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$1,491	$—	$—	$1,491	$—
Foreign exchange contracts	$(121)	$—	$—	$(121)	$—
Non-hedge derivatives, net:
Commodity contracts	$683	$—	$—	$683	$—
Foreign exchange contracts	$(41)	$—	$—	$(41)	$—
Interest rate lock contract	$(550)	$—	$—	$(550)	$—

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
The Company does not currently have any non-financial assets or liabilities that are recognized or disclosed at fair value on a recurring basis. None of the Company’s financial assets or liabilities are measured at fair value using significant unobservable inputs. There were no transfers in or out of Level 1 or Level 2 fair value measurements during the three- and six-month periods ended July 3, 2022.

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
The components of net periodic benefit cost include the following:

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Retirement Plans
Service cost	$837	$1,020	$1,663	$1,981
Interest cost	2,671	9,657	5,381	19,764
Expected return on plan assets	(2,278)	(8,650)	(5,143)	(18,311)
Amortization of prior service cost	232	235	453	461
Amortization of net actuarial loss	1,181	6,378	2,316	13,249
Effect of settlement loss	74	547,631	430	547,631
Net periodic benefit cost	$2,717	$556,271	$5,100	$564,775

Retiree Health and Life Insurance Plans
Service cost	$79	$95	$161	$189
Interest cost	66	50	130	100
Expected return on plan assets	(110)	(111)	(222)	(224)
Amortization of net actuarial gain	(158)	(181)	(343)	(377)
Net periodic benefit income	$(123)	$(147)	$(274)	$(312)
Settlement Charges
The Company recognized settlement charges of $430 and $340 during the six months ended July 3, 2022 and July 4, 2021, respectively. These charges resulted from payments made to certain participants in the Company's non-union Canadian pension plan who elected a lump sum distribution option upon retirement. Additional settlement charges related to the Canadian pension plans may be recognized over the remainder of 2022 as a result of ongoing lump-sum distributions.
The Company terminated the Sonoco Pension Plan for Inactive Participants (the "Inactive Plan"), a tax-qualified defined benefit plan, effective September 30, 2019, and settled the liabilities of the Inactive Plan in the second quarter of 2021 through a combination of lump-sum payments and the purchase of group annuity contracts. Non-cash, pre-tax settlement charges totaling $547,291 were recognized in the second quarter of 2021 as the lump sum payouts and annuity purchases were made.
Contributions
The Company made aggregate contributions of $8,895 and $139,687 to its defined benefit retirement and retiree health and life insurance plans during the six months ended July 3, 2022 and July 4, 2021, respectively. The 2021 contributions include $133,000 contributed to the Inactive Plan during the second quarter of 2021 in order for it to be fully funded upon final settlement. The Company expects to make additional aggregate contributions of approximately $6,800 to its defined benefit retirement and retiree health and life insurance plans over the remainder of 2022.
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
The non-elective component of the plan, the Sonoco Retirement Contribution ("SRC"), was eliminated effective January 1, 2022. The SRC provided for an annual Company contribution equal to 4% of the participant's eligible pay plus 4% of eligible pay in excess of the social security wage base to eligible participant accounts. SRC contributions were funded annually in the first quarter, following the year in which the benefit was earned. SRC contributions totaled $21,948 and $22,665 during the six months ended July 3, 2022 and July 4, 2021, respectively. No additional SRC contributions will occur. The Company recognized expense related to the SRC of $5,499 and $11,834 for the three- and six-month periods ended July 4, 2021.

Note 12: Income Taxes
The Company’s effective tax rates for the three- and six-month periods ended July 3, 2022 were 25.8% and 24.9%, respectively, and its rates for the three- and six-month periods ended July 4, 2021 were 26.0% and 26.2%, respectively. The Company's effective tax rates varied from the U.S. statutory rate due primarily to rate differences between U.S. and non-U.S. jurisdictions and the relative amounts earned in those jurisdictions, state income taxes, and discrete tax adjustments that were not consistent year over year. The lower 2022 rate was primarily driven by the absence of the 2021 pension settlement charge and the 2022 release of valuation allowances on the Company's state net operating loss carryforwards resulting from the increase in projected earnings associated with the Metal Packaging acquisition.
The Company and/or its subsidiaries file federal, state and local income tax returns in the United States and various foreign jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years prior to 2015.
The Company’s reserve for uncertain tax benefits has increased by $1,000 since December 31, 2021 due primarily to an increase in reserves related to existing tax positions. The Company believes that it is reasonably possible that the amount reserved for unrecognized tax benefits at July 3, 2022 could increase by approximately $200 over the next twelve months. Although the Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental, management believes that any reasonably foreseeable outcomes related to these matters have been adequately provided for. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which earnings or deductions are realized may differ from current estimates. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly basis. The Company has operations and pays taxes in many countries outside of the U.S. and taxes on those earnings are subject to varying rates. The Company is not dependent upon the favorable benefit of any one jurisdiction to an extent that the loss of such benefit would have a material effect on the Company’s overall effective tax rate.

Note 13: Leases
The Company routinely enters into leasing arrangements for real estate (including manufacturing facilities, office space, and warehouses), transportation equipment (automobiles, forklifts, and trailers), and office equipment (copiers and postage machines). The assessment of the certainty associated with the exercise of various lease renewal, termination, and purchase options included in the Company's lease contracts is performed after contemplating all the relevant facts and circumstances in accordance with guidance under ASC 842. Most real estate leases, in particular, include one or more options to renew, with renewal terms that typically extend the lease term in increments from one to five years. The Company's leases do not have any significant residual value guarantees or restrictive covenants.
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
The Company completed the acquisition of Metal Packaging on January 26, 2022. The acquisition included both operating and finance lease assets and liabilities. The acquired operating lease liabilities of $33,910 had a weighted

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

average remaining lease maturity term and discount rate of 11.0 years and 2.8%, respectively, and the acquired finance lease liabilities of $46,687 had a weighted average remaining lease maturity term and discount rate of 3.8 years and 7.5%, respectively, as of the date of the acquisition.
The following table sets forth the balance sheet location and aggregate values of the Company’s lease assets and lease liabilities at July 3, 2022 and December 31, 2021:

Classification	Balance Sheet Location	July 3, 2022	December 31, 2021
Lease Assets
Operating lease assets	Right of Use Asset - Operating Leases	$296,643	$268,390
Finance lease assets	Other Assets	108,606	55,826
Total lease assets		$405,249	$324,216

Lease Liabilities
Current operating lease liabilities	Accrued expenses and other	$48,968	$45,305
Current finance lease liabilities	Notes payable and current portion of debt	15,583	6,952
Total current lease liabilities		$64,551	$52,257

Noncurrent operating lease liabilities	Noncurrent Operating Lease Liabilities	$254,520	$234,167
Noncurrent finance lease liabilities	Long-term Debt, Net of Current Portion	91,938	53,330
Total noncurrent lease liabilities		$346,458	$287,497

Total lease liabilities		$411,009	$339,754

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
The following table sets forth the components of the Company's total lease cost for the three- and six-month periods ended July 3, 2022 and July 4, 2021:

		Three Months Ended		Six Months Ended
Lease Cost		July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Operating lease cost	(a)	$13,251	$11,902	$26,048	$25,097
Finance lease cost:
Amortization of lease asset	(a)	3,278	1,332	5,989	2,657
Interest on lease liabilities	(b)	1,281	337	2,247	630
Variable lease cost	(a) (c)	7,167	6,689	14,522	12,773

Total lease cost		$24,977	$20,260	$48,806	$41,157

(a) Production-related and administrative amounts are included in cost of sales and selling, general and administrative expenses, respectively.
(b) Included in interest expense.
(c) Also includes short term lease costs, which are deemed immaterial.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth certain lease-related information for the six-month periods ended July 3, 2022 and July 4, 2021:

	Six Months Ended
	July 3, 2022	July 4, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$26,295	$26,620
Operating cash flows used by finance leases	$2,247	$630
Financing cash flows used by finance leases	$6,019	$2,156
Noncash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$22,046	$6,705
Leased assets obtained in exchange for new finance lease liabilities	$7,511	$5,879
Modification to leased assets for (decrease) increase in operating lease liabilities	$(4,139)	$6,845
Modification to leased assets for increase in finance lease liabilities	$14	$9,586
Termination reclasses to decrease operating lease assets	$(3,230)	$(4,319)
Termination reclasses to decrease operating lease liabilities	$(3,109)	$(4,336)
Termination reclasses to decrease finance lease assets	$(386)	$(21)
Termination reclasses to decrease finance lease liabilities	$(9)	$(23)

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

	July 3, 2022	December 31, 2021
Contract Assets	$65,377	$51,106
Contract Liabilities	$(25,631)	$(18,993)

Significant changes in the contract assets and liabilities balances during the six months ended July 3, 2022 and the year ended December 31, 2021 were as follows:

	July 3, 2022		December 31, 2021
	Contract Asset	Contract Liability	Contract Asset	Contract Liability
Beginning Balance	$51,106	$(18,993)	$48,390	$(16,687)
Revenue deferred or rebates accrued	—	(32,207)	—	(36,527)
Recognized as revenue		10,656		7,238
Rebates paid to customers	—	20,330	—	26,983
Increases due to rights to consideration for customer specific goods produced, but not billed during the period	57,270	—	51,106	—
Transferred to receivables from contract assets recognized at the beginning of the period	(51,106)	—	(48,390)	—
Acquired as part of a business combination	8,107	(5,417)	—	—
Ending Balance	$65,377	$(25,631)	$51,106	$(18,993)

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
The following tables set forth information about revenue disaggregated by primary geographic regions for the three-month periods ended July 3, 2022 and July 4, 2021. The tables also include a reconciliation of disaggregated revenue with reportable segments.

Three months ended July 3, 2022	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary Geographical Markets:
United States	$791,096	$436,680	$161,587	$1,389,363
Europe	109,910	117,376	22,563	249,849
Canada	27,980	29,312	—	57,292
Asia	23,407	76,803	270	100,480
Other	37,589	67,231	11,528	116,348
Total	$989,982	$727,402	$195,948	$1,913,332

Three months ended July 4, 2021	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary Geographical Markets:
United States	$413,576	$346,367	$142,236	$902,179
Europe	110,248	104,238	21,930	236,416
Canada	30,193	23,985	—	54,178
Asia	18,375	78,189	279	96,843
Other	25,411	55,753	11,974	93,138
Total	$597,803	$608,532	$176,419	$1,382,754

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following tables set forth information about revenue disaggregated by primary geographic regions for the six-month periods ended July 3, 2022 and July 4, 2021. The tables also include a reconciliation of disaggregated revenue with reportable segments.

Six months ended July 3, 2022	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary Geographical Markets:
United States	$1,445,511	$853,965	$327,660	$2,627,136
Europe	230,080	234,203	46,689	510,972
Canada	59,188	56,481	—	115,669
Asia	49,041	150,422	563	200,026
Other	74,261	131,458	24,792	230,511
Total	$1,858,081	$1,426,529	$399,704	$3,684,314

Six months ended July 4, 2021	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary Geographical Markets:
United States	$811,373	$671,589	$316,967	$1,799,929
Europe	225,428	200,922	43,339	469,689
Canada	56,336	45,031	—	101,367
Asia	39,528	151,561	520	191,609
Other	47,891	104,826	20,747	173,464
Total	$1,180,556	$1,173,929	$381,573	$2,736,058

Note 15: Segment Reporting
The Company's operating and reporting structure consists of two reportable segments, Consumer Packaging and Industrial Paper Packaging, with all remaining businesses reported as All Other.
The Consumer Packaging segment primarily serves prepared and fresh food markets along with other packaging for consumer products. The products produced and sold within the Consumer Packaging segment are generally used to package a variety of consumer products and consist primarily of round and shaped rigid paper containers; steel tinplate cans and aerosol containers; thermoformed plastic trays and containers; and flexible packaging. Total assets of the Consumer Packaging segment increased $1,656,155 upon the acquisition of Metal Packaging on January 26, 2022.
The Industrial Paper Packaging segment serves customers who use its products to package their goods for transport, storage or sale or to produce similar fiber-based products. The primary products produced and sold within this segment include fiber-based tubes, cones, and cores; fiber-based protective packaging and components; reels; and recycled paperboard.
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
The following table sets forth net sales, intersegment sales and operating profit for the Company’s reportable segments and All Other. “Segment operating profit” is defined as the segment’s portion of “Operating profit” excluding restructuring and asset impairment charges, acquisition expenses, amortization of acquisition intangibles, changes in last-in, first-out ("LIFO") inventory reserves, losses from the early extinguishment of debt, interest income and expense, income taxes or certain other items, if any, the exclusion of which the Company believes improves comparability and analysis of the financial performance of the business. General corporate expenses have been allocated as operating costs to each of the Company’s reportable segments and All Other. Effective January 1, 2022, the Company changed its measure of segment operating profit to exclude amortization of acquisition intangibles. Accordingly, the prior year's segment operating profit has been revised to conform with the current presentation for comparability.
SEGMENT FINANCIAL INFORMATION

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Net sales:
Consumer Packaging	$989,982	$597,804	$1,858,081	$1,180,556
Industrial Paper Packaging	727,402	608,531	1,426,529	1,173,929
All Other	195,948	176,419	399,704	381,573
Consolidated	$1,913,332	$1,382,754	$3,684,314	$2,736,058
Intersegment sales:
Consumer Packaging	$2,116	$1,199	$3,526	$2,852
Industrial Paper Packaging	33,496	27,700	67,136	54,596
All Other	2,522	2,140	5,223	5,165
Consolidated	$38,134	$31,039	$75,885	$62,613
Operating profit:
Segment operating profit:
Consumer Packaging	$139,421	$65,296	$313,030	$146,656
Industrial Paper Packaging	94,201	59,818	166,862	112,117
All Other	16,529	15,607	31,053	34,364
Restructuring/Asset impairment (charges)/income	(10,563)	1,445	(22,705)	(5,401)
Amortization of acquisition intangibles	(20,871)	(12,111)	(39,671)	(24,860)
Other non-base income/(charges), net	(21,241)	5,236	(82,031)	(7,276)
Consolidated	$197,476	$135,291	$366,538	$255,600

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
Spartanburg
In connection with its acquisition of Tegrant in November 2011, the Company identified potential environmental contamination at a site in Spartanburg, South Carolina. Since the acquisition, the Company has spent a total of $1,883 on remediation of the Spartanburg site. At July 3, 2022 and December 31, 2021, the Company's accrual for environmental contingencies related to the Spartanburg site totaled $5,517 and $5,555, respectively.
The Company cannot currently estimate its potential liability, damages or range of potential loss, if any, beyond the amounts accrued with respect to this exposure. However, the Company does not believe that the resolution of this matter has a reasonable possibility of having a material adverse effect on the Company's financial statements.

SONOCO PRODUCTS COMPANY
Other environmental matters
The Company has been named as a potentially responsible party at several other environmentally contaminated sites. All of the sites are also the responsibility of other parties. The potential remediation liabilities are shared with such other parties, and, in most cases, the Company’s share, if any, cannot be reasonably estimated at the current time. However, the Company does not believe that the resolution of these matters has a reasonable possibility of having a material adverse effect on the Company's financial statements. At July 3, 2022 and December 31, 2021, the Company's accrual for these other sites totaled $1,696 and $1,825, respectively.
Summary
As of July 3, 2022 and December 31, 2021, the Company (and its subsidiaries) had accrued $7,213 and $7,380, respectively, related to environmental contingencies. These accruals are included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets.
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

SONOCO PRODUCTS COMPANY

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Sonoco Products Company,

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company and its subsidiaries (the “Company”) as of July 3, 2022, and the related condensed consolidated statements of income, comprehensive income, and changes in total equity for the three-month and six-month periods ended July 3, 2022 and July 4, 2021 and the condensed consolidated statements of cash flows for the six-month periods ended July 3, 2022 and July 4, 2021, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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
August 2, 2022

SONOCO PRODUCTS COMPANY

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements included in this Quarterly Report on Form 10-Q that are not historical in nature are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. In addition, the Company and its representatives may from time to time make other oral or written statements that are also “forward-looking statements.” Words such as "aim," "anticipate," "assume," "believe," "can," "committed," "consider," "could," “estimate,” "expect," "forecast," "future," "goal," "guidance," “intend,” "may," "might," "objective," "opportunity," "outlook," “plan,” "potential," "project," "seek," "should," “strategy,” “target,” “will,” “would,” or the negative thereof, and similar expressions identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding:
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
•effects of acquisitions and divestitures, including the acquisition of Metal Packaging;
•realization of synergies resulting from acquisitions, including the acquisition of Metal Packaging;
•costs, timing and effects of restructuring activities;
•adequacy and anticipated amounts and uses of cash flows;
•expected amounts of capital spending;
•refinancing and repayment of debt;
•financial and business strategies and the results expected of them;
•financial results for future periods;
•producing improvements in earnings;
•profitable sales growth and rates of growth;
•strategic pricing initiatives;
•any projections of the amount, timing or impact of cost savings or restructuring and other charges and planning structural cost reductions and productivity initiatives;
•statements about supply constraints or logistics challenges;
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

SONOCO PRODUCTS COMPANY
•availability and pricing of raw materials, energy and transportation, including the impact of potential changes in tariffs or sanctions and escalating trade wars and the impact of war and other geopolitical tensions (such as the ongoing Russia-Ukraine conflict and economic sanctions related thereto), and the Company's ability to pass raw material, energy and transportation price increases and surcharges through to customers or otherwise manage these commodity pricing risks;
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
•ability to execute on strategic pricing initiatives;
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
•ability to successfully integrate newly acquired businesses, including Metal Packaging, into the Company's operations and realize synergies and other anticipated benefits within the expected time period, or at all;
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
•foreign currency exchange rate fluctuations, interest rate and commodity price risk and the effectiveness of related hedges or other derivatives;
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

SONOCO PRODUCTS COMPANY
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
•economic disruptions resulting from war and other geopolitical tensions, including the ongoing Russia-Ukraine conflict and the Company's withdrawal from Russian operations, terrorist activities and natural disasters; and
•accelerating inflation and activities and operations in highly inflationary economies.
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

SONOCO PRODUCTS COMPANY

COMPANY OVERVIEW
Sonoco is a leading provider of consumer, industrial, healthcare and protective packaging, with approximately 300 locations in 31 countries.
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
On a consolidated basis, by the end of 2021 the impacts of the COVID-19 pandemic on the Company had largely dissipated. For most of the Company's business units, second quarter 2022 sales demand equaled or exceeded pre-pandemic levels. The Company has incurred, and expects to continue to incur for the foreseeable future, localized temporary disruptions in its supply chain and customer demand due to localized resurgences of COVID-19. However, absent a future widespread resurgence, or the emergence of a more severe COVID-19 variant of concern, the Company does not expect such impacts to have a material negative effect on the Company's operations or financial results.
Second Quarter 2022 Compared with Second Quarter 2021
RECONCILIATIONS OF GAAP TO NON-GAAP FINANCIAL MEASURES
Measures calculated and presented in accordance with generally accepted accounting principles are referred to as GAAP financial measures. The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures in the Company’s Condensed Consolidated Statements of Income for each of the periods presented. These non-GAAP financial measures (referred to as “Base”) are the GAAP measures adjusted to exclude amounts (dependent upon the applicable period), including the associated tax effects, relating to restructuring initiatives, asset impairment charges, non-operating pension costs, acquisition and divestiture-related costs, gains/losses from the divestiture of businesses, amortization of acquisition intangibles, changes in last-in, first-out ("LIFO") inventory reserves, losses from the early extinguishment of debt, and certain other items, if any, including other income tax-related adjustments and/or events, the exclusion of which the Company believes improves the comparability and analysis of the underlying financial performance of the business. More information about the Company's use of non-GAAP financial measures is provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 under Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading "Use of Non-GAAP Financial Measures."

SONOCO PRODUCTS COMPANY

	For the three months ended July 3, 2022
Dollars in thousands, except per share data	GAAP	Restructuring/Asset Impairments(1)	Amortization of Acquisition Intangibles(2)	Acquisition/Divestiture Related(3)	Other Adjustments(4)	Base
Operating profit	$197,476	$10,563	$20,871	$12,281	$8,960	$250,151
Non-operating pension costs	1,677	—	—	—	(1,677)	—
Interest expense, net	23,161	—	—	—	136	23,297
Income before income taxes	172,638	10,563	20,871	12,281	10,501	226,854
Provision for income taxes	44,599	842	5,160	3,009	3,104	56,714
Income before equity in earnings of affiliates	128,039	9,721	15,711	9,272	7,397	170,140
Equity in earnings of affiliates, net of tax	3,728	—	—	—	—	3,728
Net income	131,767	9,721	15,711	9,272	7,397	173,868
Net (income)/loss attributable to noncontrolling interests	(95)	39	—	—	—	(56)
Net income attributable to Sonoco	131,672	9,760	15,711	9,272	7,397	173,812

Per diluted common share*	$1.33	$0.10	$0.16	$0.09	$0.07	$1.76
*Due to rounding individual items may not sum across
(1) Restructuring/asset impairment charges are a recurring item as Sonoco’s restructuring programs usually require several years to fully implement and the Company is continually seeking to take actions that could enhance its efficiency. Although recurring, these charges are subject to significant fluctuations from period to period due to the varying levels of restructuring activity and the inherent imprecision in the estimates used to recognize the impairment of assets and the wide variety of costs and taxes associated with severance and termination benefits in the countries in which the restructuring actions occur. In the second quarter of 2022, the Company recognized additional impairment charges of $3,452 related to its exit from Russia given the ongoing Russia-Ukraine conflict.
(2) Beginning in 2022, the Company redefined base results to exclude amortization of intangible assets related to acquisitions.
(3) Consists of $3,216 of legal, professional, and other service fees related to acquisition and divestiture transactions, whether proposed or consummated, and charges of $6,056 related to expensing the remainder of the inventory fair value adjustments associated with the acquisition of Metal Packaging.
(4) Other Adjustments include after-tax charges of $4,777 related to increases in the Company's LIFO reserve, $1,208 related to non-operating pension costs, and $1,979 of net charges primarily related to certain derivative transactions, partially offset by $567 of favorable discrete tax adjustments.

SONOCO PRODUCTS COMPANY

	For the three months ended July 4, 2021
Dollars in thousands, except per share data	GAAP	Restructuring/Asset Impairments(1)	Amortization of Acquisition Intangibles	Acquisition/Divestiture Related	Other Adjustments(2)	Base
Operating profit	$135,291	$(1,445)	$12,111	$1,462	$(6,698)	$140,721
Non-operating pension costs	555,009	—	—	—	(555,009)	—
Interest expense, net	14,794	—	—	—	2,165	16,959
Loss from the early extinguishment of debt	20,184	—	—	—	(20,184)	—
Income before income taxes	$(454,696)	$(1,445)	$12,111	$1,462	$566,330	$123,762
Provision for income taxes	(118,151)	715	3,000	671	146,268	32,503
Income before equity in earnings of affiliates	$(336,545)	$(2,160)	$9,111	$791	$420,062	$91,259
Equity in earnings of affiliates, net of tax	2,306	—	—	—	—	2,306
Net income	$(334,239)	$(2,160)	$9,111	$791	$420,062	$93,565
Net loss attributable to noncontrolling interests	169	—	—	—	—	169
Net income attributable to Sonoco	$(334,070)	$(2,160)	$9,111	$791	$420,062	$93,734
Diluted weighted average common shares outstanding(3):	100,082				543	100,625
Per diluted common share*	$(3.34)	$(0.02)	$0.09	$0.01	$4.17	$0.93
*Due to rounding individual items may not sum across

(1) Restructuring/asset impairment charges are a recurring item as Sonoco’s restructuring programs usually require several years to fully implement and the Company is continually seeking to take actions that could enhance its efficiency. Although recurring, these charges are subject to significant fluctuations from period to period due to the varying levels of restructuring activity and the inherent imprecision in the estimates used to recognize the impairment of assets and the wide variety of costs and taxes associated with severance and termination benefits in the countries in which the restructuring actions occur. In the second quarter of 2021 gains totaling approximately $5,500 were recognized related to the sale of previously closed facilities in the Company's tubes and core business. These were partially offset by net restructuring and asset impairment charges, mostly related to severance and asset write-offs, totaling approximately $4,000.
(2) Includes after tax pension settlement charges of $406,495 associated with the settlement of the Inactive Plan in the second quarter of 2021, other non-operating pension costs of $6,113, losses from the early extinguishment of debt of $14,997, and other net charges totaling $198. These charges were partially offset by a foreign value added tax ("VAT") refund, including applicable interest, of $3,102, a hedge gain related to a euro-denominated loan repayment of $3,318, and the benefit of discrete tax items totaling $1,321.
(3) Due to the magnitude of non-base losses in the second quarter 2021, the Company reported a GAAP net loss attributable to Sonoco. In instances where a company has a net loss, GAAP requires that the company shall not consider any unexercised share awards or other like instruments dilutive for purposes of calculating weighted average shares outstanding. Accordingly, the Company did not consider any unexercised share awards dilutive in calculating weighted average shares outstanding for GAAP purposes in the table above, which resulted in Basic Weighted Average Shares Outstanding and Diluted Weighted Average Common Shares Outstanding being the same. However, the Company also presents base net income attributable to Sonoco, which excludes the net non-base items. In order to maintain consistency in the computation of Base Diluted EPS, unexercised stock instruments that meet GAAP requirements for dilution were considered dilutive to the same extent they would be if GAAP net income attributable to Sonoco were equal to base net income attributable to Sonoco.

RESULTS OF OPERATIONS
The following discussion provides a review of results for the three months ended July 3, 2022 versus the three months ended July 4, 2021.
OVERVIEW
Net sales for the second quarter of 2022 increased 38.4 percent to $1.91 billion, compared with $1.38 billion in the same period last year. This improvement reflects strong pricing performance and sales added from the January 26, 2022 acquisition of Ball Metalpack Holding, LLC, renamed Sonoco Metal Packaging ("Metal Packaging").
Net income/(loss) attributable to Sonoco for the second quarter of 2022 increased to $131.7 million, or $1.33 per diluted share, compared to $(334.1) million, or $(3.34) per diluted share, for the same period of 2021. Net income in the current

SONOCO PRODUCTS COMPANY
period benefited primarily from the Company's strategic pricing initiatives, increases from acquisitions and operational improvements. These benefits were partially offset by higher net interest expense in 2022 related to higher borrowings resulting from the funding of the Metal Packaging acquisition in January 2022. Additionally, net income in the current quarter includes net after-tax, non-base charges totaling $42.1 million, while results for the second quarter of 2021 included net after-tax, non-base charges totaling $427.8 million. The net decrease in non-base items was primarily driven by the 2021 settlement and annuitization of the Inactive Plan. These non-base items consisted of the following, after tax:

	Three Months Ended
($ in millions)	July 3, 2022	July 4, 2021
Amortization of fair value adjustments to Metal Packaging inventory	$6.1	$—
Acquisition and divestiture-related costs	3.2	0.8
Amortization of acquisition intangibles	15.7	9.1
Changes in LIFO inventory reserve	4.8	—
Loss from exiting Russia	3.5	—
All other net restructuring and asset impairment charges	6.3	(2.2)
Pension settlement charges (Inactive Plan)	—	406.5
Other non-operating pension costs	1.2	6.1
Loss from the early extinguishment of debt	—	15.0
Euro derivative gain related to euro loan repayment	—	(3.3)
Refund of foreign VAT and applicable interest	—	(3.1)
Discrete non-base income tax gains	(0.6)	(1.3)
All other non-base charges	1.9	0.2
Total non-base charges, after tax	$42.1	$427.8

Adjusted for these items, base net income attributable to Sonoco (base earnings) for the second quarter of 2022 increased 85.4 percent to $173.8 million, or $1.76 per diluted share, from $93.7 million, or $0.93 per diluted share, in 2021 and second-quarter base operating profit increased 77.8 percent to $250.2 million. As noted above, these improvements reflect strong strategic pricing performance and the accretive effects of the January 2022 acquisition of the Metal Packaging business. These year-over-year gains were partially offset by increased compensation and benefit costs. The base effective tax rate for the current year’s quarter was 25.0 percent compared with the prior year's rate of 26.3 percent. The difference is due to the mix of base earnings by tax jurisdiction.

OPERATING REVENUE
Net sales for the second quarter of 2022 increased $531 million, or 38.4 percent, from the prior-year quarter.
The components of the sales change were:

($ in millions)
Volume/mix	$(13)
Selling prices	297
Acquisitions and divestitures, net	290
Foreign currency translation and other, net	(44)

Total sales increase	$531

Selling price gains were driven by a combination of passing through higher costs and benefits realized by strategic pricing initiatives aimed at capturing more of the value provided by the Company's products. Net sales added by acquisitions and divestitures were driven by the January 26, 2022 acquisition of Metal Packaging.

SONOCO PRODUCTS COMPANY
COSTS AND EXPENSES
Cost of goods sold increased $406.2 million, or 36.3 percent, in the second quarter of 2022 compared with the same period last year. The increase was driven primarily by inflation, which also had the impact of increasing the Company's LIFO inventory reserves, and costs added by the acquisition of Metal Packaging, including expensing the remainder of acquisition-date fair value adjustments to finished goods inventory as the inventory was sold to customers during the quarter. These year-over-year increases were partially offset by the translation impact of an overall stronger dollar in the current year. Gross profit was $387.0 million for the three months ended July 3, 2022, which was $124.3 million higher than the prior-year period. Additionally, gross profit as a percent of sales increased to 20.2 percent from 19.0 percent in the prior-year quarter as overall sales price increases more than offset higher material and other operating costs largely due to the Company's strategic pricing initiatives.
GAAP selling, general and administrative ("SG&A") expenses for the quarter increased $50.2 million, or 38.9 percent, year over year. This increase reflects higher amortization, acquisition, and normal operating SG&A expenses stemming from the Metal Packaging acquisition; higher employee compensation and benefit costs; and the non-recurrence of prior-year gains on derivatives.
Restructuring/Asset impairment charges/(income) totaled $10.6 million in the second quarter of 2022 compared with $(1.4) million in the same period last year. The year-over-year increase was the result of higher restructuring activity in the current year, a $3.5 million charge stemming from the Company's decision to exit its operations in Russia, and the non-recurrence of prior-year gains from the sales of buildings at previously closed facilities. Additional information regarding restructuring and asset impairment charges is provided in Note 5 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Non-operating pension costs were $553.3 million lower in the second quarter of 2022 compared to the same period last year due to the settlement of the Inactive Plan in the second quarter of 2021 and the absence of any costs related to the Inactive Plan in the current year. Additional information regarding non-operating pension costs is provided in Note 11 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Additionally, in the second quarter of 2021 the Company executed a cash tender offer pursuant to which it retired a portion of its 5.750% notes due November 2040, recognizing a loss on early extinguishment of debt totaling $20.2 million. See Note 8 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
GAAP net interest expense for the second quarter of 2022 increased to $23.2 million, compared with $14.8 million during the second quarter of 2021, due primarily to higher average debt balances resulting from the financing transactions used to fund the January 26, 2022 acquisition of Metal Packaging.
The 2022 second-quarter effective GAAP tax rate of 25.8 percent was relatively flat compared to 26.0 percent in the prior year’s quarter.

REPORTABLE SEGMENTS
The Company's operating and reporting structure consists of two reportable segments, Consumer Packaging and Industrial Paper Packaging, with all remaining businesses reported as All Other. The following table recaps net sales attributable to each of the Company’s segments and All Other for the second quarters of 2022 and 2021 ($ in thousands):

	Three Months Ended
	July 3, 2022	July 4, 2021	% Change
Net sales:
Consumer Packaging	$989,982	$597,804	65.6%
Industrial Paper Packaging	727,402	608,531	19.5%
All Other	195,948	176,419	11.1%
Consolidated	$1,913,332	$1,382,754	38.4%

SONOCO PRODUCTS COMPANY

The following table recaps operating profit attributable to each of the Company’s segments during the second quarters of 2022 and 2021 ($ in thousands):

	Three Months Ended
	July 3, 2022	July 4, 2021	% Change
Operating profit:
Segment operating profit:
Consumer Packaging	$139,421	$65,296	113.5%
Industrial Paper Packaging	94,201	59,818	57.5%
All Other	16,529	15,607	5.9%
Restructuring/Asset impairment (charges)/income	(10,563)	1,445
Amortization of acquisition intangibles	(20,871)	(12,111)
Other non-base charges, net	(21,241)	5,236
Consolidated	$197,476	$135,291	46.0%

Segment results viewed by Company management to evaluate segment performance do not include restructuring charges or income, asset impairment charges, acquisition and divestiture-related costs, environmental reserve charges or releases, or certain other items, if any, the exclusion of which the Company believes improves the comparability and analysis of the ongoing operating performance of the business. Accordingly, the term “segment operating profit” is a non-GAAP measure and is defined as the segment’s portion of “operating profit” excluding those items. All other general corporate expenses have been allocated as operating costs to the Company’s reportable segments and All Other. Effective January 1, 2022, the Company changed its measure of segment operating profit to exclude amortization of acquisition intangibles. Accordingly, the prior year's segment operating profit has been revised to conform with the current presentation for comparability.

The following table recaps restructuring/asset impairment charges/(income) attributable to each of the Company’s segments during the second quarter of 2022 and 2021 ($ in thousands):

	Three Months Ended
	July 3, 2022	July 4, 2021
Restructuring/Asset impairment charges/(income):
Consumer Packaging	$2,798	$581
Industrial Paper Packaging	4,459	(4,372)
All Other	(495)	2,355
Corporate	3,801	(9)
Consolidated	$10,563	$(1,445)
Consumer Packaging
The Consumer Packaging segment primarily serves prepared and fresh food markets along with other packaging for consumer products. The products produced and sold within this segment are generally used to package a variety of consumer products and consist primarily of round and shaped rigid paper containers, steel tinplate cans and aerosol containers; thermoformed plastic trays and containers; and flexible packaging.
Segment sales increased approximately 66 percent compared to the prior year's quarter due primarily to the acquisition of Metal Packaging and strong pricing. Overall, segment volume/mix was essentially flat during the second quarter of 2022. Global rigid paper containers volume/mix increased approximately 1 percent as gains in Asia, Latin America and Europe more than offset slightly lower volume in North America, which was impacted by ongoing supply chain issues affecting certain of our North American customers. Flexible packaging volume improved approximately 4 percent during the second quarter of 2022, which was more than offset by an unfavorable mix of business. Demand for rigid plastic food containers declined as increased volume/mix from prepared food markets was more than offset by volume declines from fresh berry markets that were impacted by inclement weather and plant consolidations.

SONOCO PRODUCTS COMPANY
Segment operating profit increased 114 percent with the main driver being the Metal Packaging acquisition, along with favorable price/cost, including the benefits of strategic pricing initiatives, and productivity improvements. As a result, segment operating margin improved to 14 percent in the quarter from 11 percent in the 2021 period.
Industrial Paper Packaging
The Industrial Paper Packaging segment serves a variety of customers who use its products to package their goods for transport, storage or sale or to produce similar fiber-based products. The primary products produced and sold within this segment include fiber-based tubes, cones, and cores; fiber-based protective packaging and components; reels; and recycled paperboard.
Segment sales increased 20 percent from the prior year's quarter largely due to strong pricing performance, modestly offset by the negative impacts of foreign exchange and lower volume/mix. Volume/mix declined approximately 2 percent in the second quarter as tube and core volume/mix gains in North America and Latin America were more than offset by volume declines in global paper, fiber protective packaging and tube, core and cone operations in Europe and Asia.
Segment operating profit increased 57 percent from the prior year's quarter, driven by a positive price/cost impact, including the benefits of strategic pricing initiatives, which was somewhat offset by lower volume/mix. As a result, segment operating profit margin improved to 13 percent in the current year's quarter from 10 percent in the prior year.
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
Sales for All Other improved 11 percent from the prior year's quarter due primarily to strong pricing performance. Volume/mix for the businesses in All Other was essentially flat as growth in industrial plastics was offset by slight declines in retail security and temperature-assured packaging.
All Other operating profit improved 5.9 percent from the prior year's quarter due primarily to positive price/cost performance and favorable productivity. Operating margin declined slightly to 8.4 percent in the quarter from 8.8 percent in 2021.

SONOCO PRODUCTS COMPANY

Six Months Ended July 3, 2022 Compared with Six Months Ended July 4, 2021
RECONCILIATIONS OF GAAP TO NON-GAAP FINANCIAL MEASURES
The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures in the Company’s Condensed Consolidated Statements of Income for each of the periods presented.

	For the six months ended July 3, 2022
Dollars in thousands, except per share data	GAAP	Restructuring/Asset Impairments(1)	Amortization of Acquisition Intangibles(2)	Acquisition/Divestiture Related(3)	Other Adjustments(4)	Base
Operating profit	$366,538	$22,705	$39,671	$60,633	$21,398	$510,945
Non-operating pension costs	3,002	—	—	—	(3,002)	—
Interest expense, net	42,226	—	—	—	136	42,362
Income before income taxes	$321,310	$22,705	$39,671	$60,633	$24,264	$468,583
Provision for income taxes	79,888	2,477	9,790	14,764	10,842	117,761
Income before equity in earnings of affiliates	$241,422	$20,228	$29,881	$45,869	$13,422	$350,822
Equity in earnings of affiliates, net of tax	5,952	—	—	—	—	5,952
Net income	$247,374	$20,228	$29,881	$45,869	$13,422	$356,774
Net (income) attributable to noncontrolling interests	(369)	100	—	—	—	(269)
Net income attributable to Sonoco	$247,005	$20,328	$29,881	$45,869	$13,422	$356,505
Per diluted common share*	$2.50	$0.21	$0.30	$0.47	$0.14	$3.61
*Due to rounding individual items may not sum across
(1) Restructuring/asset impairment charges are a recurring item as Sonoco’s restructuring programs usually require several years to fully implement and the Company is continually seeking to take actions that could enhance its efficiency. Although recurring, these charges are subject to significant fluctuations from period to period due to the varying levels of restructuring activity and the inherent imprecision in the estimates used to recognize the impairment of assets and the wide variety of costs and taxes associated with severance and termination benefits in the countries in which the restructuring actions occur. In the first half of 2022, the Company recognized charges of $9,165 related to the Company's decision to exit its operations in Russia given the ongoing Russia-Ukraine conflict.
(2) Beginning in 2022, the Company redefined base results to exclude amortization of intangible assets related to acquisitions.
(3) Consists of legal, professional, and other service fees related to acquisition and divestiture transactions, whether proposed or consummated totaling $21,155, and charges related to inventory fair value adjustments associated with Metal Packaging totaling $24,714.
(4) Other Adjustments include after-tax charges of $18,994 related to increases in the Company's LIFO reserve and non-operating pension charges of $2,150, partially offset by net gains related to certain derivative transactions totaling $3,081 and discrete tax adjustments totaling $4,641. Discrete tax adjustments during the six-month period ended July 3, 2022 include the release of valuation allowances on foreign tax credit carryforwards and state net operating losses.

SONOCO PRODUCTS COMPANY

	For the six months ended July 4, 2021
Dollars in thousands, except per share data	GAAP	Restructuring/Asset Impairments(1)	Amortization of Acquisition Intangibles	Acquisition/Divestiture Related	Other Adjustments(2)	Base
Operating profit	$255,600	$5,401	$24,860	$11,488	$(4,212)	$293,137
Non-operating pension costs	562,293	—	—	—	(562,293)	—
Interest expense, net	32,525	—	—	—	2,165	34,690
Loss from the early extinguishment of debt	20,184	—	—	—	(20,184)	—
Income before income taxes	$(359,402)	$5,401	$24,860	$11,488	$576,100	$258,447
Provision for income taxes	(94,106)	2,341	6,158	2,794	149,778	66,965
Income before equity in earnings of affiliates	$(265,296)	$3,060	$18,702	$8,694	$426,322	$191,482
Equity in earnings of affiliates, net of tax	3,350	—	—	—	—	3,350
Net income	$(261,946)	$3,060	$18,702	$8,694	$426,322	$194,832
Net (income) attributable to noncontrolling interests	172	—	—	—	—	172
Net income attributable to Sonoco	$(261,774)	$3,060	$18,702	$8,694	$426,322	$195,004
Diluted Weighted average common shares outstanding(3):	100,571				498	101,069
Per diluted common share*	$(2.60)	$0.03	$0.19	$0.09	$4.22	$1.93
*Due to rounding individual items may not sum across

(1) Restructuring/Asset impairment charges are a recurring item as Sonoco’s restructuring programs usually require several years to fully implement and the Company is continually seeking to take actions that could enhance its efficiency. Although recurring, these charges are subject to significant fluctuations from period to period due to the varying levels of restructuring activity and the inherent imprecision in the estimates used to recognize the impairment of assets and the wide variety of costs and taxes associated with severance and termination benefits in the countries in which the restructuring actions occur. In the first six months of 2021 net restructuring and asset impairment charges, mostly related to consulting charges, severance, and asset impairment charges, totaled approximately $3,060.
(2) Includes after tax pension settlement charges of $406,495 associated with the settlement of the Inactive Plan in the second quarter of 2021, other non-operating pension costs of $11,500, losses from the early extinguishment of debt of $14,997, a loss from the sale of business of $3,310, and other net charges totaling $644. These charges were partially offset by a VAT refund, including applicable interest, of $3,102, a hedge gain related to a euro-denominated loan repayment of $3,318, the benefit of discrete tax items totaling $1,437, and insurance gains of $2,767.
(3) Due to the magnitude of non-base losses in the second quarter 2021, the Company reported a GAAP net loss attributable to Sonoco. In instances where a company has a net loss, GAAP requires that the company shall not consider any unexercised share awards or other like instruments dilutive for purposes of calculating weighted average shares outstanding. Accordingly, the Company did not consider any unexercised share awards dilutive in calculating weighted average shares outstanding for GAAP purposes in the table above, which resulted in Basic Weighted Average Shares Outstanding and Diluted Weighted Average Common Shares Outstanding being the same. However, the Company also presents base net income attributable to Sonoco, which excludes the net non-base items. In order to maintain consistency in the computation of Base Diluted EPS, unexercised stock instruments that meet GAAP requirements for dilution were considered dilutive to the same extent they would be if GAAP net income attributable to Sonoco were equal to base net income attributable to Sonoco.

RESULTS OF OPERATIONS
The following discussion provides a review of results for the six months ended July 3, 2022 compared with the six months ended July 4, 2021.
OVERVIEW
Net sales for the first six months of 2022 increased 34.7 percent to $3,684.3 million, compared with $2,736.1 million in the same period last year. This improvement reflects increases from strong pricing performance and sales added from the January 26, 2022 acquisition of Metal Packaging. These benefits were partially offset by the negative impact of foreign currency translation and the April 2021 U.S. display and packaging divestiture.

Net income/(loss) attributable to Sonoco for the first six months of 2022 increased to $247.0 million, or $2.50 per diluted share, compared to $(261.8) million, or $(2.60) per diluted share, reported for the same period of 2021. GAAP net income

SONOCO PRODUCTS COMPANY
for the first six months of 2022 includes after-tax, non-base charges totaling $109.5 million. GAAP net loss for the first six months of 2021 includes after-tax non-base charges totaling $456.8 million. The major components of these non-base amounts are shown below:

	Six Months Ended
($ in millions)	July 3, 2022	July 4, 2021
Amortization of acquisition intangibles	$29.9	$18.7
Amortization of fair value adjustments to Metal Packaging inventory	24.7	—
Acquisition and divestiture-related costs	21.2	8.7
Changes in LIFO inventory reserve	19.0	—
Loss from exiting Russia	9.2	—
All other net restructuring and asset impairment charges	11.1	3.1
Pension settlement charges (Inactive Plan)	—	406.5
Other non-operating pension costs	2.1	11.5
Loss from the early extinguishment of debt	—	15.0
Discrete non-base income tax gains	(4.6)	(1.4)
Refund of foreign VAT and applicable interest	—	(3.1)
Euro derivative gain related to euro loan repayment	—	(3.3)
All other non-base gains	(3.1)	1.1
Total non-base charges, after tax	$109.5	$456.8

Adjusted for these items, Base earnings for the six-month period ending July 3, 2022 increased 82.8 percent to $356.5 million, or $3.61 per diluted share, from $195.0 million, or $1.93 per diluted share, in the same period in 2021.
The increase in Base earnings of $161.5 million is largely attributable to strong pricing performance, earnings from the Metal Packaging acquisition, and productivity improvements. These gains were partially offset by the 2021 divestiture of the Company's U.S. display and packaging business and increased compensation and benefit costs.
OPERATING REVENUE
Net sales for the first six months of 2022 increased $948 million from the same period in 2021.
The components of the sales change were:

($ in millions)
Volume/mix	$13
Selling prices	573
Acquisitions and divestitures, net	431
Foreign currency translation and other, net	(69)

Total sales increase	$948

Selling price gains were driven by a combination of passing through higher costs and benefits realized by strategic pricing initiatives aimed at capturing more of the value provided by the Company's products. Net sales added by acquisitions and divestitures were driven by the January 26, 2022 acquisition of Metal Packaging.

COSTS AND EXPENSES
Cost of goods sold increased $730.2 million, or 33.3 percent, while the Company's gross profit margin percentage increased to 20.6 percent for the first six months of 2022, compared to 19.8 percent in the prior-year period. The increase was driven primarily by inflation, which also had the impact of increasing the Company's LIFO inventory reserves, and costs added by the acquisition of Metal Packaging, including expensing the acquisition-date fair value adjustments to finished goods inventory. Gross profit margin improved due to positive price/cost relationship and productivity improvements.

SONOCO PRODUCTS COMPANY
GAAP SG&A costs for the first six months of 2022 increased $95.3 million, or 34.8 percent, year over year. The year-over-year increase was largely driven by higher acquisition and divestiture transaction costs, increased amortization of acquisition intangibles, increased compensation and other benefit costs, and absence of non-recurring gains from 2021 life insurance gains and a second quarter 2021 foreign VAT refund.
Net restructuring costs and asset impairment charges totaled $22.7 million in the first six months of 2022, compared with $5.4 million of net charges in the same period last year. The year-over-year increase was driven by higher year-over-year restructuring activity in the current year, including a $9.2 million impairment charge resulting from the Company's exit from its Russian operations. Prior year restructuring costs were offset by gains recorded in 2021 for the sale of buildings at previously closed facilities. Additional information regarding restructuring and asset impairment charges is provided in Note 5 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Non-operating pension costs decreased $559.3 million year over year due to the $547.3 million non-cash settlement charge recognized in the second quarter of 2021 upon settling the liabilities associated with the Inactive Plan. Additional information regarding pension settlement charges is provided in Note 11 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Additionally, in the second quarter of 2021 the Company executed a cash tender offer pursuant to which it retired a portion of its 5.750% notes due November 2040, recognizing a loss on early extinguishment of debt totaling $20.2 million. See Note 8 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
GAAP net interest expense for the first six months of 2022 increased to $42.2 million, compared with $32.5 million during the first six months of 2021. The increase was primarily due to higher debt balances related to the financing transactions used to fund the Metal Packaging acquisition in January 2022.
The effective tax rates on GAAP and Base earnings in the first six months of 2022 were 24.9 percent and 25.1 percent, respectively, compared with 26.2 percent and 25.9 percent for the GAAP loss and Base earnings, respectively, in the prior-year period. The decrease in the 2022 GAAP rate was largely driven by the absence of the 2021 pension settlement charge and the 2022 release of valuation allowances on the Company's state net operating loss carryforwards. The base rate was lower than in the prior year due largely to an increase in the amount of the U.S. research and development credit recognized in the current year's period.

SONOCO PRODUCTS COMPANY
REPORTABLE SEGMENTS
The following table recaps net sales attributable to each of the Company's segments during the first six months of 2022 and 2021 ($ in thousands):

	Six Months Ended
	July 3, 2022	July 4, 2021	% Change
Net sales:
Consumer Packaging	$1,858,081	$1,180,556	57.4%
Industrial Paper Packaging	1,426,529	1,173,929	21.5%
All Other	399,704	381,573	4.8%
Consolidated	$3,684,314	$2,736,058	34.7%
The following table recaps operating profit attributable to each of the Company's segments during the first six months of 2022 and 2021 ($ in thousands):

	Six Months Ended
	July 3, 2022	July 4, 2021	% Change
Operating profit:
Segment operating profit:
Consumer Packaging	$313,030	$146,656	113.4%
Industrial Paper Packaging	166,862	112,117	48.8%
All Other	31,053	34,364	(9.6)%
Restructuring/Asset impairment charges	(22,705)	(5,401)
Amortization of acquisition intangibles	(39,671)	(24,860)
Other non-base charges, net	(82,031)	(7,276)
Consolidated	$366,538	$255,600	43.4%

Segment results viewed by Company management to evaluate segment performance do not include restructuring charges and income, asset impairment charges, acquisition and divestiture-related charges, or certain other items, if any, the exclusion of which the Company believes improves the comparability and analysis of the ongoing operating performance of the business. Accordingly, the term “segment operating profit” is a non-GAAP measure and is defined as the segment’s portion of “operating profit” excluding those items. All other general corporate expenses have been allocated as operating costs to each of the Company’s reportable segments. Effective January 1, 2022, the Company changed its measure of segment operating profit to exclude amortization of acquisition intangibles. Accordingly, the prior year's segment operating profit has been revised to conform with the current presentation for comparability.
The following table recaps restructuring/asset impairment charges/(income) attributable to each of the Company’s segments during the first six months of 2022 and 2021 ($ in thousands):

	Six Months Ended
	July 3, 2022	July 4, 2021
Restructuring/Asset impairment charges/(income):
Consumer Packaging	$5,109	$3,416
Industrial Paper Packaging	11,520	(2,939)
All Other	(417)	4,919
Corporate	6,493	5
Consolidated	$22,705	$5,401
Consumer Packaging
Segment sales increased 57.4 percent year to date compared to the prior-year period driven by increased selling prices, largely implemented to recover increased raw material and other operating costs, sales added by the acquisition of Metal Packaging, and a modest increase in volume.

SONOCO PRODUCTS COMPANY
Year-to-date segment operating profit increased 113.4 percent driven by the Metal Packaging acquisition along with favorable price/cost, including the benefits of strategic pricing initiatives, and productivity gains. As a result, segment operating profit margin increased 442 basis points to 16.8 percent.
Industrial Paper Packaging
Segment sales increased 21.5 percent year to date versus the prior-year period due to increased selling prices, largely implemented to recover increased raw material and other operating costs, partially offset by a negative volume/mix impact and a negative impact from foreign currency translation.
Segment operating profit increased 48.8 percent from the prior-year period driven by price/cost gains, including the benefits of strategic pricing initiatives. These gains were partially offset by somewhat lower volume and a negative impact from foreign exchange. As a result, segment operating margins were up 215 basis points to 11.7 percent.
All Other
Sales for All Other increased 4.8 percent year to date due primarily to increased selling prices, which were implemented to recover increased costs, and increased volume. These gains were reduced by the impact of the 2021 U.S. display and packaging divestiture. Excluding that divestiture, volume/mix for businesses grouped in All Other improved approximately 4.3 percent, driven primarily by demand improvements in several businesses, most notably plastics industrial and temperature-assured businesses.
All Other operating profit declined 9.6 percent year to date due to the impact of the divested display and packaging business and a negative impact from foreign exchange. These were partially offset by a positive price/cost relationship. Segment operating margin declined to 7.8 percent year to date from 9.0 percent in 2021.

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

SONOCO PRODUCTS COMPANY
Although no reporting units failed the annual impairment test, in management’s opinion, the goodwill of the Plastics - Healthcare reporting unit is at risk of impairment in the near term if the reporting unit's operations do not perform in line with management's expectations, or if there is a negative change in the long-term outlook for the business or in other factors such as the discount rate.
Although beginning to benefit from the economic recovery, the results of the Plastics - Healthcare reporting unit have been negatively impacted by end-market weakness due to the COVID-19 pandemic. In addition, the unit is facing near-term headwinds from higher raw material and other cost increases. Assuming COVID-19 infection rates continue to decline, management expects market demand will improve over the coming year and that selling price increases and/or cost reductions, including restructuring actions and investments in production efficiency projects, will mitigate the impacts of recent raw material and other cost inflation. However, should it become apparent that the ongoing post-
COVID-19 recovery is likely to be significantly weaker, delayed, or prolonged compared to management’s current expectations, significant negative price/cost relationships will persist over the long-term, profit margins do not improve as expected, or other assumptions change, such as the discount rate, goodwill impairment charges may be possible in the future. Total goodwill associated with the Plastics – Healthcare reporting unit was $62.4 million at July 3, 2022. Based on the most-recent annual impairment test, the estimated fair value of the Plastics – Healthcare reporting unit exceeded its carrying value by 13.3%.
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
Other Asset Impairments - Russia
The Company recognized asset impairment charges totaling $9.2 million during the six months ended July 3, 2022 as a result of exiting its operations in Russia due to the ongoing Russia-Ukraine conflict. The impairment charges included $3.7 million of cumulative currency translation adjustment losses that were reclassified from accumulated other comprehensive income upon completion of the Company's exit from Russia on July 1, 2022. The impairment charges are reflected in "Restructuring/Asset impairment charges/(income)" in the Company's Condensed Consolidated Statements of Income for the six months ended July 3, 2022. These operations consisted of two small tube and core plants in our Industrial Paper Packaging segment with approximately 70 employees and annual sales in 2021 of approximately $21 million.

Financial Position, Liquidity and Capital Resources
Cash generated from operations for the first six months of 2022 was $184.5 million, compared with $102.0 million in the same period of 2021, an increase of $82.5 million. While GAAP net income increased by $509.3 million, this was partially offset by the year-over-year change in non-cash after-tax pension and post-retirement plan expense of $415.8 million, which was primarily driven by the settlement of one of the Company's U.S. pension plans in the second quarter of 2021. However, the pension settlement resulted in significantly higher 2021 cash contributions to the Company's pension plans of $162.4 million compared to $30.8 million in 2022. Net working capital was a use of $258.5 million of cash in the first six months of 2022, compared with a use of $45.6 million in the same period last year. While current-year inflation was a key driver of that increase, seasonal inventory build in the Company's newly-acquired Metal Packaging business also contributed to the change. The Company continues to actively manage all components of net working capital in an effort to minimize the impact on cash utilization while also supporting the needs of our customers and mitigating stock-out risk.
Changes in accrued expenses and other assets and liabilities provided $11.6 million in the six months ended July 3, 2022 compared with using $16.4 million in the same period last year. The $28.0 million increased provision of operating cash flow was largely driven by higher interest accruals stemming from debt issued in connection with the Metal Packaging acquisition and higher year-over-year management incentive accruals.
Investing activities used $1.48 billion of cash in the first six months of 2022, compared with $4.5 million in the same period last year. The higher year-over-year use of cash was primarily attributable to acquisition spending, which increased $1.3 billion from the prior year due to the acquisition of Metal Packaging on January 26, 2022. Net capital expenditures during the first six months of 2022 were $144.1 million, $51.6 million higher than the same period last year. While spending continued for Project Horizon, the modernization of the Company's Hartsville paper mill complex which began in 2020, the year-over-year increase was largely driven by increased strategic investments in growth and

SONOCO PRODUCTS COMPANY
productivity projects in the Consumer Packaging segment. Capital spending for the remainder of 2022 is expected to be approximately $180.9 million, bringing total 2022 net capital spending to approximately $325 million, compared to $242.9 million in 2021. Proceeds from the sale of businesses added $86.1 million of cash in the first six months of 2021 as the Company received cash from the sale of its U.S. display and packaging business as well as from the working capital settlement and release of escrow from the 2020 sale of its European contract packaging business. Other net investing proceeds, primarily insurance proceeds received in 2021, were $6.7 million lower year over year.
Financing activities provided $1.30 billion of cash in the six months ended July 3, 2022, while using $394.2 million in the corresponding prior-year period, a year-over-year increase of $1.7 billion. The increase was driven by higher net debt proceeds/repayments, which provided $1.5 billion more cash year over year. Current-year borrowings include $1.19 billion of net proceeds from the issuance of unsecured notes and $300 million of proceeds from the Term Loan Facility, which were used primarily to fund the Metal Packaging acquisition. The Company used cash of $14.5 million to purchase a noncontrolling interest in the first quarter of 2022. Cash used to repurchase the Company's common stock was $4.0 million in the first six months of 2022 compared to $159.6 million in the same period last year. The year-over-year decrease of $155.6 million was primarily the result of an accelerated share repurchase executed in the prior year pursuant to an authorization approved by the Company's Board of Directors in April 2021.
Cash and cash equivalents totaled $175.0 million and $171.0 million at July 3, 2022 and December 31, 2021, respectively. Of these totals, approximately $144.3 million and $154.4 million, respectively, were held outside of the United States by the Company’s foreign subsidiaries. Cash held outside of the United States is available to meet local liquidity needs, or for capital expenditures, acquisitions, and other offshore growth opportunities. Reflecting the financing actions described above, the Company believes it has ample domestic liquidity from a combination of cash on hand, expected future operating cash flow, and access to bank and capital markets borrowings. The Company has generally considered its foreign unremitted earnings to be indefinitely invested outside the United States and currently has no plans to repatriate such earnings, other than excess cash balances that can be repatriated at minimal tax cost. Accordingly, the Company is not providing for taxes on these amounts for financial reporting purposes. Computation of the potential deferred tax liability associated with unremitted earnings considered to be indefinitely reinvested is not practicable.
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
During the six months ended July 3, 2022, the Company reported a net decrease in cash and cash equivalents of $3.6 million due to currency translation adjustments resulting from a stronger U.S. dollar relative to certain foreign currencies in which cash and cash equivalents were held.
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
The Notes are senior unsecured obligations and rank equal in right of payment to the Company’s other senior unsecured debt from time to time outstanding. The indenture governing the Notes contains certain covenants with respect to the Company that, among other things, restrict the entry into additional secured indebtedness, sale and leaseback transactions and certain mergers, consolidations and transfers of all or substantially all of the Company’s assets. The Company used an amount equal to the net proceeds from the Notes to partially fund the Metal Packaging acquisition.

SONOCO PRODUCTS COMPANY
Also on January 21, 2022, the Company entered into a $300 million term loan facility (the "Term Loan Facility") with a syndicate of eight banks. The full $300 million was drawn from this facility on January 26, 2022, and the proceeds used to partially fund the Metal Packaging acquisition. Interest is assessed at the SOFR plus a margin based on a pricing grid that uses the Company's credit ratings. The current SOFR margin is 122.5 basis points. There is no required amortization and repayment can be accelerated at any time without penalty at the Company's discretion. Borrowings under the Term Loan Facility mature on January 27, 2025.
At July 3, 2022, the Company had scheduled debt maturities of approximately $399 million over the next twelve months, including $258 million of outstanding commercial paper balances. Also at July 3, 2022, the Company had $175 million in cash and cash equivalents on hand and $750 million in committed capacity under its revolving credit facility, of which $492 million was available for draw down net of outstanding commercial paper balances. The Company believes these amounts, combined with expected net cash flows generated from operating and investing activities, will provide ample liquidity to cover these debt maturities and other cash flow needs of the Company over the course of the next twelve months.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenants currently require the Company to maintain a minimum level of interest coverage and a minimum level of net worth, as defined in the agreements. As of July 3, 2022, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.
The Company continually explores strategic acquisition opportunities which may result in the use of cash. Given the nature of the acquisition process, the timing and amounts of such expenditures are not always predictable. The Company expects that any acquisitions requiring funding in excess of cash on hand would be financed using available borrowing capacity.
The Company anticipates making additional contributions to its other pension and postretirement plans of approximately $7 million during the remainder of 2022, which would result in total contributions to these plans of approximately $38 million in 2022. Future funding requirements beyond the current year will vary depending largely on actual investment returns, future actuarial assumptions, and legislative actions.
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
Due to the highly inflationary economy in Venezuela, the Company considers the U.S. dollar to be the functional currency of its Venezuelan operations and uses the official exchange rate when remeasuring the financial results of those operations. Economic conditions in Venezuela have worsened considerably over the past several years and there is no indication that conditions are likely to improve in the foreseeable future. Further deterioration could result in the recognition of an impairment charge or a deconsolidation of the Company's Venezuelan subsidiary. At July 3, 2022, the carrying value of the Company's net investment in its Venezuelan operations was approximately $2.0 million. In addition, at July 3, 2022, the Company's Accumulated Other Comprehensive Loss included a cumulative translation loss of $3.8 million related to its Venezuelan operations which would need to be reclassified to net income in the event of a complete exit of the business or a deconsolidation of the Venezuelan operations.
During the first quarter of 2022, the three-year cumulative rate of inflation in Turkey rose above 100 percent, the threshold at which it is deemed to be a highly inflationary economy under U.S. GAAP. Accordingly, effective as of the beginning of the second quarter of 2022, the Company considers the U.S. dollar to be the functional currency of its

SONOCO PRODUCTS COMPANY
operations in Turkey and has remeasured monetary assets and liabilities denominated in Turkish lira to U.S. dollars with changes recorded through earnings. The impact of applying highly inflationary accounting to Turkey in the second quarter of 2022 was a pretax charge of approximately $1.8 million (approximately $1.4 million after tax). The magnitude of future earnings impacts is uncertain as such impacts are dependent upon unpredictable further movements in the Turkish lira relative to the U.S. dollar. In addition to remeasurement-related charges, significant deterioration in the Turkish economy could result in the recognition of future impairment charges. However, the Company believes its exposure is limited to its net investment in Turkey of approximately $17.0 million as of July 3, 2022.
The Company routinely enters into derivative currency contracts to fix the exchange rate on certain anticipated foreign currency cash flows. The total market value of these instruments was a net unfavorable position of $0.6 million at July 3, 2022 and a net unfavorable position of $0.1 million at December 31, 2021. These contracts qualify as cash flow hedges and have maturities ranging to September 2023. In addition, at July 3, 2022, the Company had various currency contracts outstanding to fix the exchange rate on certain foreign currency assets and liabilities. Although placed as an economic hedge, the Company does not apply hedge accounting to these contracts, the fair value of which was not material at July 3, 2022 and December 31, 2021.
The Company routinely enters into derivative commodity contracts to fix the cost of a portion of anticipated raw materials and energy-related purchases. The total net fair market value of these instruments was a favorable position of $6.6 million at July 3, 2022 and a favorable position of $2.2 million at December 31, 2021. Natural gas and aluminum hedge contracts covering an equivalent of 6.4 million MMBTUs and 84 metric tons, respectively, were outstanding at July 3, 2022. These contracts, some of which are designated as cash flow hedges, have maturities ranging to December 2024.
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
During the first quarter of 2022, the U.S. dollar strengthened against the euro, the British pound, the Canadian dollar, the Brazilian real, and the Mexican peso, the functional currencies in which a majority of the Company's foreign investments are held. The net impact of these changes resulted in a net translation loss of $73.7 million being recorded in "Accumulated other comprehensive loss" for the six months ended July 3, 2022.
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
Evaluation of Disclosure Controls and Procedures
Under the supervision, and with the participation, of our management, including our Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, ("the Exchange Act") of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO concluded that such controls and procedures, as of July 3, 2022, the end of the period covered by this Quarterly Report on Form 10-Q, were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. For this purpose, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information that is required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting occurring during the quarter ended July 3, 2022, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
Environmental Matters
The Company has been named as a potentially responsible party ("PRP") at several environmentally contaminated sites not owned by the Company. All of the sites are also the responsibility of other parties. The Company's liability, if any, is shared with such other parties, but the Company's share has not been finally determined in most cases. In some cases, the Company has cost-sharing arrangements with other PRPs with respect to a particular site. Such agreements relate to the sharing of legal defense costs or cleanup costs, or both. The Company has assumed, for purposes of estimating amounts to be accrued, that the other parties to such cost-sharing agreements will perform as agreed. It appears that final resolution of some of the sites is years away, and actual costs to be incurred for these environmental matters in future periods is likely to vary from current estimates because of the inherent uncertainties in evaluating environmental exposures. Accordingly, the ultimate cost to the Company with respect to such sites, beyond what has been accrued at July 3, 2022, cannot be determined. As of July 3, 2022 and December 31, 2021, the Company had accrued $7.2 million and $7.4 million, respectively, related to environmental contingencies. The Company periodically reevaluates the assumptions used in determining the appropriate reserves for environmental matters as additional information becomes available and, when warranted, makes appropriate adjustments.

Other legal matters
Additional information regarding legal proceedings is provided in Note 16 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

SONOCO PRODUCTS COMPANY

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number or Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs[1]
4/4/22 - 5/8/22	—	$—	—	$137,971,853
5/9/22 - 6/5/22	—	$—	—	$137,971,853
6/6/22 - 7/3/22	—	$—	—	$137,971,853
Total	—	$—	—	$137,971,853

1	On April 20, 2021, the Company's Board of Directors authorized the repurchase of the Company's common stock in an aggregate amount of up to $350.0 million. Following several repurchase transactions in 2021, a total of approximately $138.0 million remained available for share repurchases at December 31, 2021. No shares were repurchased under this authorization during the six-month period ended July 3, 2022.

Item 6.	Exhibits.

Exhibit Index
3.1	Restated Articles of Incorporation, as amended April 21, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K filed April 22, 2022)
3.2	By-Laws of Sonoco Products Company, as amended July 20, 2022 (incorporated by reference to Exhibit 3.2 to the Registrant's Form 8-K, filed July 26, 2022)
10.1	Separation Agreement dated June 13, 2022, by and between Julie C. Albrecht and Sonoco Products Company
15	Letter re: unaudited interim financial information
31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOCO PRODUCTS COMPANY
(Registrant)

Date:	August 2, 2022	By:	/s/ Robert R. Dillard
Robert R. Dillard
Chief Financial Officer
(principal financial officer)

/s/ James W. Kirkland
James W. Kirkland
Corporate Controller
(principal accounting officer)