Form 10-Q
period 2022-10-02
SONOCO PRODUCTS CO
filed 2022-11-02
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2022
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant's no par value common stock as of October 21, 2022 was 97,512,226.

SONOCO PRODUCTS COMPANY

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars and shares in thousands)

	October 2, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$182,238	$170,978
Trade accounts receivable, net of allowances	972,874	755,609
Other receivables	113,206	95,943
Inventories, net:
Finished and in process	460,872	199,823
Materials and supplies	555,266	362,290
Prepaid expenses	126,864	74,034
	2,411,320	1,658,677
Property, Plant and Equipment, Net	1,627,283	1,297,500
Goodwill	1,641,948	1,324,501
Other Intangible Assets, Net	709,723	278,143
Deferred Income Taxes	22,260	25,818
Right of Use Asset-Operating Leases	296,838	268,390
Other Assets	266,274	220,206
Total Assets	$6,975,646	$5,073,235
Liabilities and Equity
Current Liabilities
Payable to suppliers	$888,394	$721,312
Accrued expenses and other	413,547	381,350
Notes payable and current portion of long-term debt	416,929	411,557
Accrued taxes	36,602	11,544
	1,755,472	1,525,763
Long-term Debt, Net of Current Portion	2,723,101	1,199,106
Noncurrent Operating Lease Liabilities	253,466	234,167
Pension and Other Postretirement Benefits	152,118	158,265
Deferred Income Taxes	115,221	70,482
Other Liabilities	41,187	35,911
Sonoco Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares 97,512 and 97,370 shares issued and outstanding at October 2, 2022 and December 31, 2021, respectively	7,175	7,175
Capital in excess of stated value	134,917	119,690
Accumulated other comprehensive loss	(512,525)	(359,425)
Retained earnings	2,299,040	2,070,005
Total Sonoco Shareholders’ Equity	1,928,607	1,837,445
Noncontrolling Interests	6,474	12,096
Total Equity	1,935,081	1,849,541
Total Liabilities and Equity	$6,975,646	$5,073,235

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (the “United States” or “U.S.”).
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Net sales	$1,890,216	$1,415,193	$5,574,530	$4,151,251
Cost of sales	1,523,070	1,157,462	4,448,818	3,352,966
Gross profit	367,146	257,731	1,125,712	798,285
Selling, general and administrative expenses	164,552	130,580	533,875	404,617
Restructuring/Asset impairment charges	20,652	3,488	43,357	8,889
Gain/(loss) on divestiture of business	—	2,849	—	(2,667)
Operating profit	181,942	126,512	548,480	382,112
Non-operating pension costs	1,249	525	4,251	562,818
Interest expense	26,714	14,753	71,242	50,767
Interest income	1,148	534	3,450	4,023
Loss from the early extinguishment of debt	—	—	—	20,184
Income/(Loss) before income taxes	155,127	111,768	476,437	(247,634)
Provision for/(Benefit from) income taxes	36,824	2,564	116,712	(91,542)
Income/(Loss) before equity in earnings of affiliates	118,303	109,204	359,725	(156,092)
Equity in earnings of affiliates, net of tax	4,199	2,351	10,151	5,701
Net income/(loss)	122,502	111,555	369,876	(150,391)
Net (income)/loss attributable to noncontrolling interests	(273)	(415)	(642)	(243)
Net income/(loss) attributable to Sonoco	$122,229	$111,140	$369,234	$(150,634)

Weighted average common shares outstanding:
Basic	98,013	98,955	97,978	100,039
Diluted	98,762	99,425	98,669	100,039
Per common share:
Net income/(loss) attributable to Sonoco:
Basic	$1.25	$1.12	$3.77	$(1.51)
Diluted	$1.24	$1.12	$3.74	$(1.51)

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Net income/(loss)	$122,502	$111,555	$369,876	$(150,391)
Other comprehensive (loss)/income:
Foreign currency translation adjustments	(81,972)	(37,741)	(151,580)	(57,686)
Changes in defined benefit plans, net of tax	861	1,693	(876)	429,823
Changes in derivative financial instruments, net of tax	(1,252)	930	(792)	5,370
Other comprehensive (loss)/income	$(82,363)	$(35,118)	$(153,248)	$377,507
Comprehensive income:	40,139	76,437	216,628	227,116
Less: Net income attributable to noncontrolling interests	(273)	(415)	(642)	(243)
Less: Other comprehensive loss attributable to noncontrolling interests	515	664	148	425
Comprehensive income attributable to Sonoco	$40,381	$76,686	$216,134	$227,298
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN TOTAL EQUITY (unaudited)
(Dollars in thousands)

	Total Equity	Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests
		Outstanding	Amount
December 31, 2020	$1,910,528	100,447	$7,175	$314,056	$(756,842)	$2,335,216	$10,923
Net income/(loss)	72,293					72,297	(4)
Other comprehensive income/(loss):
Translation loss	(32,541)				(32,021)		(520)
Defined benefit plan adjustment, net of tax	5,385				5,385
Derivative financial instruments, net of tax	958				958
Other comprehensive loss	$(26,198)				$(25,678)		$(520)
Dividends	(45,510)					(45,510)
Issuance of stock awards	364	245		364
Shares repurchased	(5,051)	(85)		(5,051)
Share-based compensation	6,372			6,372
April 4, 2021	$1,912,798	100,607	$7,175	$315,741	$(782,520)	$2,362,003	$10,399
Net loss	(334,239)					(334,070)	$(169)
Other comprehensive income:
Translation gain	12,596				11,837		759
Defined benefit plan adjustment, net of tax	422,745				422,745
Derivative financial instruments, net of tax	3,482				3,482
Other comprehensive income	$438,823				$438,064		$759
Dividends	(45,503)					(45,503)
Issuance of stock awards	246	41		246
Shares repurchased	(154,519)	(1,819)		(154,519)
Share-based compensation	4,827			4,827
July 4, 2021	$1,822,433	98,829	$7,175	$166,295	$(344,456)	$1,982,430	$10,989
Net income	111,555					111,140	415
Other comprehensive income/(loss):
Translation loss	(37,741)				(37,077)		(664)
Defined benefit plan adjustment, net of tax	1,693				1,693		—
Derivative financial instruments, net of tax	930				930		—
Other comprehensive loss	$(35,118)				$(34,454)		$(664)
Dividends	(44,498)					(44,498)
Issuance of stock awards	251	3		251
Shares repurchased	(83)	(506)		(83)
Share-based compensation	6,192			6,192
October 3, 2021	$1,860,732	98,326	$7,175	$172,655	$(378,910)	$2,049,072	$10,740

	Total Equity	Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests
		Outstanding	Amount
December 31, 2021	$1,849,541	97,370	$7,175	$119,690	$(359,425)	$2,070,005	$12,096
Net income	115,607					115,333	274
Other comprehensive income/(loss):
Translation income/(loss)	706				(185)		891
Defined benefit plan adjustment, net of tax	191				191
Derivative financial instruments, net of tax	2,550				2,550
Other comprehensive income	$3,447				$2,556		$891
Dividends	(44,124)					(44,124)
Purchase of noncontrolling interest	(13,196)			(7,080)			(6,116)
Issuance of stock awards	377	182		377
Shares repurchased	(3,410)	(60)		(3,410)
Share-based compensation	10,689			10,689
April 3, 2022	$1,918,931	97,492	$7,175	$120,266	$(356,869)	$2,141,214	$7,145
Net income	131,767					131,672	95
Other comprehensive loss
Translation loss	(70,314)				(69,790)		(524)
Defined benefit plan adjustment, net of tax	(1,928)				(1,928)
Derivative financial instruments, net of tax	(2,090)				(2,090)
Other comprehensive loss	$(74,332)				$(73,808)		$(524)
Dividends	(48,041)					(48,041)
Issuance of stock awards	263	13		263
Shares repurchased	(574)	(10)		(574)
Share-based compensation	8,377			8,377
July 3, 2022	$1,936,391	97,495	$7,175	$128,332	$(430,677)	$2,224,845	$6,716
Net income	122,502					122,229	273
Other comprehensive income/(loss):
Translation loss	(81,972)				(81,457)		(515)
Defined benefit plan adjustment, net of tax	861				861		—
Derivative financial instruments, net of tax	(1,252)				(1,252)		—
Other comprehensive loss	(82,363)				(81,848)		(515)
Dividends	(48,034)					(48,034)
Issuance of stock awards	270	18		270
Shares repurchased	(72)	(1)		(72)
Share-based compensation	6,387			6,387
October 2, 2022	$1,935,081	97,512	$7,175	$134,917	$(512,525)	$2,299,040	$6,474

See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Nine Months Ended
	October 2, 2022	October 3, 2021
Cash Flows from Operating Activities:
Net income	$369,876	$(150,391)
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments	13,857	3,490
Depreciation, depletion and amortization	231,095	185,541
Loss on early extinguishment of debt	—	20,184
Share-based compensation expense	25,453	17,392
Equity in earnings of affiliates	(10,151)	(5,701)
Cash dividends from affiliated companies	6,076	5,182
Net gain on disposition of assets	(178)	(2,376)
Net loss on divestiture of businesses	—	2,667
Pension and postretirement plan expense	6,951	583,340
Pension and postretirement plan contributions	(33,548)	(165,280)
Decrease in net deferred tax liabilities	(1,745)	(164,581)
Change in assets and liabilities, net of effects from acquisitions and foreign currency adjustments:
Trade accounts receivable	(143,221)	(142,699)
Inventories	(287,609)	(95,066)
Payable to suppliers	113,820	163,193
Prepaid expenses	(28,854)	(17,756)
Income taxes payable and other income tax items	44,493	(8,531)
Accrued expenses and other assets and liabilities	15,740	(8,530)
Net cash provided by operating activities	322,055	220,078
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(236,772)	(156,592)
Cost of acquisitions, net of cash acquired	(1,337,704)	(3,155)
Proceeds from the sale of businesses, net	—	91,569
Proceeds from the sale of assets	6,040	10,536
Other net investing activity	(1,976)	6,776
Net cash used in investing activities	(1,570,412)	(50,866)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	1,579,750	138,382
Principal repayment of debt	(70,556)	(582,838)
Net change in commercial paper	(64,000)	202,000
Net decrease in outstanding checks	(16,509)	(10,736)
Proceeds from foreign exchange forward contracts and interest rate swaps	—	4,387
Cash dividends	(139,289)	(134,648)
Purchase of noncontrolling interest	(14,474)	—
Excess cash costs of early extinguishment of debt	—	(20,111)
Payments for share repurchases	(4,056)	(159,654)
Net cash provided/(used) by financing activities	1,270,866	(563,218)
Effects of Exchange Rate Changes on Cash	(11,249)	(10,830)
Net Increase/(Decrease) in Cash and Cash Equivalents	11,260	(404,836)
Cash and cash equivalents at beginning of period	170,978	564,848
Cash and cash equivalents at end of period	$182,238	$160,012
See accompanying Notes to Condensed Consolidated Financial Statements

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 1: Basis of Interim Presentation
In the opinion of the management of Sonoco Products Company (the “Company” or “Sonoco”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise stated) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Certain amounts within “Cash Flows from Operating Activities” in the Condensed Consolidated Statements of Cash Flows for the nine months ended October 3, 2021, have been reclassified to conform to the current year presentation. Operating results for the three- and nine-month periods ended October 2, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
With respect to the unaudited condensed consolidated financial information of the Company for the three- and nine-month periods ended October 2, 2022 and October 3, 2021 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated November 2, 2022 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Note 2: New Accounting Pronouncements
In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-04 “Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” The amendments in this update require that a buyer in a supplier finance program disclose qualitative and quantitative information about its supplier finance programs in each annual reporting period, including a description of key payment terms, and a rollforward of the outstanding obligation as of the end of the annual period. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. The Company does not plan to elect early adoption of this update and does not expect this pronouncement to materially affect its consolidated financial statements.
In March 2022, the FASB issued ASU 2022-02, “Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” The amendments in this update eliminate the accounting guidance for troubled debt restructurings while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The amendments in this update also require that an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases. The Company does not expect this pronouncement to materially affect its consolidated financial statements.
In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” Under current accounting standards, contract assets and contract liabilities acquired in a business combination are to be recorded at fair value using the ASC 805 measurement principle. ASU 2021-08 requires the acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606: Revenue from Contracts with Customers as if the acquirer had originated the contracts rather than at fair value. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company elected to early adopt ASU 2021-08 on a prospective basis as of January 1, 2022. The election to use practical expedients allowed under ASU 2021-08 will be applied on an acquisition-by-acquisition basis. There was no impact to the Company’s consolidated financial statements as of the adoption date.
During the nine-month period ended October 2, 2022, there have been no other newly issued or newly applicable accounting pronouncements that have had, or are expected to have, a material impact on the Company’s financial statements. Further, at October 2, 2022, there are no other pronouncements pending adoption that are expected to have a material impact on the Company’s consolidated financial statements.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 3: Acquisitions and Divestitures
Acquisitions
On September 23, 2022, the Company entered into a definitive agreement to acquire S.P. Holding, Skjern A/S (“Skjern”), a privately owned manufacturer of paper based in Skjern, Denmark. The estimated $88,000 (purchase price subject to foreign currency fluctuations) all-cash transaction is expected to be completed in the fourth quarter of 2022, subject to customary closing conditions. Skjern produces high-grade paperboard from 100% recycled paper for rigid paper containers, tubes and cores, and other applications. The acquisition is expected to expand production capacity for the Company’s converting operations and customers throughout Europe.
On August 31, 2022, the Company completed the acquisition of Nordeste Tubetes and NE Tubetes (collectively “Nordeste”), two small tube and core operations in Brazil. Total consideration for the two businesses was $6,518, including cash paid at closing of $3,933, and deferred payments totaling $2,585 expected to be paid over the next six years. Goodwill for Nordeste, all of which is expected to be deductible for income tax purposes, consists of increased access to certain markets and existing customer relationships. Nordeste's financial results from the date acquired are included in the Company's Industrial Paper Packaging segment.
On January 26, 2022, the Company completed the acquisition of Ball Metalpack Holding, LLC, renamed Sonoco Metal Packaging (“Metal Packaging”), a leading supplier of sustainable metal packaging for food and household products and the largest aerosol can producer in North America, for $1,348,589, net of cash acquired. As previously disclosed, final consideration was subject to customary post-closing adjustments for working capital, cash and indebtedness and was finalized in the second quarter of 2022. The Company received cash from the sellers totaling $14,820, of which $6,924 was included in “Other receivables” in the Company's Condensed Consolidated Balance Sheet at April 3, 2022. Prior to the Company's acquisition of Metal Packaging, Ball Metalpack Holding, LLC was a joint venture formed in 2018 and owned by Platinum Equity (51%) and Ball Corporation (49%). Metal Packaging consists of eight manufacturing plants in the United States and a headquarters facility in Broomfield, Colorado. This acquisition fits the Company's strategy of investing in its core businesses as it complements the Company's largest Consumer Packaging franchise, global rigid paper containers, and further expands the Company's sustainable packaging portfolio to include metal packaging.
The Company's initial preliminary fair values of the assets acquired and the liabilities assumed in the Metal Packaging acquisition, as well as revised preliminary fair values reflecting adjustments made during the measurement period, are as follows:

	Initial Allocation	Measurement Period Adjustments	Revised Allocation
Trade accounts receivable	$113,850	$—	$113,850
Other receivables	14,569	—	14,569
Inventories	190,070	556	190,626
Prepaid expenses	44,530	—	44,530
Property, plant and equipment	333,496	(1,363)	332,133
Right of use asset - operating leases	38,000	—	38,000
Other intangible assets	498,000	—	498,000
Goodwill	366,098	(9,187)	356,911
Other net tangible assets	48,069	(196)	47,873
Payable to suppliers	(105,580)	—	(105,580)
Accrued expenses and other	(30,671)	489	(30,182)
Notes payable and current portion of long-term debt	(46,463)	—	(46,463)
Noncurrent operating lease liabilities	(30,448)	—	(30,448)
Long-term debt	(39,543)	—	(39,543)
Deferred income taxes	(52,312)	1,805	(50,507)
Total purchase price, net of cash acquired	$1,341,665	$(7,896)	$1,333,769

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The allocation of the purchase price of Metal Packaging to the tangible and intangible assets acquired and liabilities assumed, as reflected under the heading “Revised Allocation” in the table above, is based on the Company's preliminary estimates of their fair value, based on information currently available. Management is continuing to finalize its valuation of certain assets and liabilities including, but not limited to: inventory; property, plant and equipment; goodwill; other intangible assets; deferred income taxes; trade accounts receivable; and accrued expenses and other, and expects to complete its valuations within one year of the date of acquisition.
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
The following table presents the unaudited financial results for Metal Packaging for the three-month period ended October 2, 2022 and from the date of acquisition through October 2, 2022:

Supplemental Information (unaudited)	Three Months Ended	January 26 to
Metal Packaging	October 2, 2022	October 2, 2022
Net sales	$335,468	$798,018
Net income	$16,769	$61,216

The following table presents the Company’s estimated unaudited pro forma consolidated results for the three- and nine-month periods ended October 2, 2022 and October 3, 2021, assuming the acquisition of Metal Packaging had occurred on January 1, 2021. This unaudited pro forma information is presented for informational purposes only and does not purport to represent the results of operations that would have been achieved if the acquisition had been completed at the beginning of 2021, nor is it necessarily indicative of future consolidated results.

Pro Forma Supplemental Information (unaudited)	Three Months Ended		Nine Months Ended
Consolidated	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Net sales	$1,890,216	$1,643,726	$5,624,118	$4,767,306
Net income/(loss) attributable to Sonoco	$123,047	$105,578	$428,287	$(215,045)

The unaudited pro forma information above does not project the Company’s expected results for any future period and gives no effect to any future synergistic benefits that may result from the combination or the costs of integrating the acquired operations with those of the Company. Unaudited pro forma information for the three- and nine-month periods ended October 2, 2022 and October 3, 2021 includes adjustments to depreciation, amortization, and income taxes based upon the preliminary fair value allocation of the purchase price to Metal Packaging's tangible and intangible assets acquired and liabilities assumed as though the acquisition had occurred on January 1, 2021. Interest expense on the additional debt issued by the Company to fund the acquisition and retention bonuses incurred related to the acquisition are also included in the unaudited pro forma information as if the acquisition had occurred on January 1, 2021. Acquisition-related costs of $793 and $27,195 were recognized during the three- and nine-month periods ended October 2, 2022, respectively, and charges related to fair value adjustments to acquisition-date inventory of $33,155 were recognized during the nine-month period ended October 2, 2022. These costs are excluded from 2022 unaudited pro forma net income and are instead reflected in 2021 pro forma net income as though the acquisition had occurred on January 1, 2021.

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
On September 30, 2021, the Company completed the sale of its plastics foods thermoforming business in Wilson, North Carolina (“Wilson Thermoforming”) to Placon for net cash proceeds of $3,528, resulting in the recognition of a pre-tax gain on the sale of $92.
The Company continually assesses its operational footprint as well as its overall portfolio of businesses and may consider the divestiture of plants and/or business units it considers to be suboptimal or nonstrategic.
Acquisition and Divestiture-Related Costs
Acquisition- and divestiture-related costs totaled $2,022 and $62,655 during the three- and nine-month periods ended October 2, 2022, respectively, primarily related to the Metal Packaging acquisition. These costs include legal and professional fees, investment banking fees, representation and warranty insurance premiums, and other transaction costs, totaling $2,022 and $29,500 during the three- and nine-month periods ended October 2, 2022, respectively, that are included in “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income. The costs for the nine-month period ended October 2, 2022 also include fair value adjustments to acquisition-date inventory totaling $33,155, that are included in “Cost of sales” in the Company's Condensed Consolidated Statements of Income.
Acquisition and divestiture-related costs totaled $1,015 and $12,503 during the three- and nine-month periods ended October 3, 2021, respectively. These costs, consisting primarily of legal and professional fees, are included in “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 4: Shareholders' Equity
Earnings/(loss) per Share
The following table sets forth the computation of basic and diluted earnings/(loss) per share:

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Numerator:
Net income/(loss) attributable to Sonoco	$122,229	$111,140	$369,234	$(150,634)
Denominator:
Weighted average common shares outstanding:
Basic	98,013	98,955	97,978	100,039
Dilutive effect of stock-based compensation	749	470	691	—
Diluted	98,762	99,425	98,669	100,039
Net income/(loss) attributable to Sonoco per common share:
Basic	$1.25	$1.12	$3.77	$(1.51)
Diluted	$1.24	$1.12	$3.74	$(1.51)
Cash dividends	$0.49	$0.45	$1.43	$1.35
No adjustments were made to “Net income/(loss) attributable to Sonoco” in the computations of net income/(loss) attributable to Sonoco per common share.
Anti-dilutive Securities
Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes the proceeds from the exercise of all dilutive stock appreciation rights (“SARs”) are used to repurchase the Company’s common stock. Certain SARs are not dilutive because either the exercise price is greater than the average market price of the stock during the reporting period or assumed repurchases from proceeds from the exercise of the SARs were anti-dilutive. These SARs may become dilutive in the future if the market price of the Company's common stock appreciates.
The average numbers of SARs that were anti-dilutive and, therefore, not included in the computation of diluted earnings per share during the three- and nine-month periods ended October 2, 2022 and October 3, 2021 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Anti-dilutive stock appreciation rights	366	—	380	142
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Stock Repurchases
On April 20, 2021, the Company's Board of Directors (the “Board”) authorized the repurchase of the Company's common stock in an aggregate amount of up to $350,000. Following several repurchase transactions in 2021, a total of $137,972 remained available for share repurchases under this authorization as of December 31, 2021. No shares were purchased under this authorization during the nine months ended October 2, 2022.
On May 10, 2021, the Company entered into an accelerated share repurchase agreement (“ASR Agreement”) with a financial institution to repurchase outstanding shares of the Company's common stock. In exchange for an upfront payment of $150,000, which was funded with available cash on hand, the financial institution delivered 1,751 initial shares to the Company, representing 80% of the expected number of shares to be repurchased during the repurchase period based upon an estimated average repurchase price of $68.50 per share. The initial shares received were retired by the Company. The final number of shares repurchased and retired were based on the Company's volume-weighted average share price during the repurchase period, less a discount and subject to certain adjustments.
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
On May 6, 2021, the Company repurchased 54 shares for $3,615 from a private stockholder based upon the average closing stock price on that day. The cost of these share repurchases, as well as those related to the accelerated share agreement mentioned above, was allocated to “Capital in excess of stated value” on the Company's Condensed Consolidated Balance Sheet for the period ended July 4, 2021.
The Company regularly repurchases shares of its common stock to satisfy employee tax withholding obligations in association with certain share-based compensation awards. These repurchases, which are not part of a publicly announced plan or program, totaled 71 shares during the nine months ended October 2, 2022, at a cost of $4,056, and 100 shares during the nine months ended October 3, 2021, at a cost of $6,039.
Dividend Declarations
On July 20, 2022, the Board of Directors declared a regular quarterly dividend of $0.49 per share. This dividend was paid on September 9, 2022 to all shareholders of record as of August 10, 2022.
On October 18, 2022, the Board of Directors declared a regular quarterly dividend of $0.49 per share. This dividend is payable on December 9, 2022 to all shareholders of record as of November 10, 2022.
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Following are the total restructuring and asset impairment charges, net of adjustments, recognized during the periods presented:

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Restructuring and restructuring-related asset impairment charges	$20,652	$3,204	$33,262	$4,048
Other asset impairments	—	284	10,095	4,841
Restructuring/Asset Impairment Charges	$20,652	$3,488	$43,357	$8,889

The table below sets forth restructuring and restructuring-related asset impairment charges by type incurred:

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Severance and Termination Benefits	$9,265	$3,726	$13,578	$7,592
Asset Impairments/(Gains from Disposal of Assets)	3,301	(1,722)	4,533	(8,207)
Other Costs	8,086	1,200	15,151	4,663
Restructuring and restructuring-related asset impairment charges	$20,652	$3,204	$33,262	$4,048

The table below sets forth restructuring and restructuring-related asset impairment charges by reportable segment:

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Consumer Packaging	$4,350	$2,450	$8,529	$3,708
Industrial Paper Packaging	7,674	(1,888)	10,029	(4,827)
All Other	18	555	(399)	3,075
Corporate	8,610	2,087	15,103	2,092
Restructuring and restructuring-related asset impairment charges	$20,652	$3,204	$33,262	$4,048

Restructuring and restructuring-related asset impairment charges are included in “Restructuring/Asset impairment charges” in the Company's Condensed Consolidated Statements of Income.
The following table sets forth the activity in the restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

	Severance and Termination Benefits	Asset Impairments/ Disposal of Assets	Other Costs	Total
Accrual Activity
Liability at December 31, 2021	$10,917	$—	$1,873	$12,790
2022 charges	13,578	4,533	15,151	33,262
Cash (payments)/receipts	(9,966)	4,751	(13,983)	(19,198)
Asset writedowns/disposals	—	(9,284)	—	(9,284)
Foreign currency translation	(229)	—	(41)	(270)
Liability at October 2, 2022	$14,300	$—	$3,000	$17,300

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

“Severance and Termination Benefits” during the first nine months of 2022 includes the cost of severance for approximately 180 employees whose positions were eliminated in conjunction with the Company's ongoing organizational effectiveness efforts.
“Asset Impairments/Disposal of Assets” during the first nine months of 2022 consists primarily of asset impairment charges related to plant closures and the shutdown of operations in the Consumer Packaging and Industrial Paper Packaging segments. These charges were partially offset by gains from the sale of previously impaired assets and closed facilities in the “All Other” group of businesses. Cash proceeds in the first nine months of 2022 relate to the sales of these assets and facilities as well as the partial sale of a previously closed operation in Canada, part of the Industrial Paper Packaging segment.
“Other Costs” during the first nine months of 2022 consists primarily of consulting services and costs related to plant closures including equipment removal, utilities, plant security, property taxes and insurance.
The Company expects to pay the majority of the remaining restructuring reserves by the end of 2022 using cash generated from operations. The Company also expects to recognize future additional charges totaling approximately $8,200 in connection with previously announced restructuring actions and believes that the majority of these charges will be incurred and paid by the end of 2022. The Company continually evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions are likely to be undertaken.
Other Asset Impairments
The Company recognized other asset impairment charges totaling $10,095 in the nine-month period ended October 2, 2022.
As a result of the Company exiting its operations in Russia, consisting of two small tube and core plants in the Industrial Paper Packaging segment, other asset impairment charges of $9,165 were recognized in the nine-month period ended October 2, 2022. These charges include $3,747 of cumulative translation adjustment losses that were reclassified from accumulated other comprehensive income upon completion of the Company's exit from Russia on July 1, 2022.
Total other asset impairment charges in the nine-month period ended October 2, 2022 also include $930 of fixed asset impairments in the Company's plastics foods operations, part of the Consumer Packaging segment. These assets were determined to be impaired as the value of their projected undiscounted cash flows was no longer sufficient to recover their carrying value.
The Company recognized other asset impairment charges totaling $284 and $4,841 in the three- and nine-month periods ended October 3, 2021, respectively. The year-to-date charges consist of fixed asset impairments totaling $2,442 in the Company's plastics foods operations, part of the Consumer Packaging segment, and $2,399 in the temperature-assured packaging business, part of the All Other group of businesses. The assets were impaired as the value of their projected undiscounted cash flows was determined to no longer be sufficient to recover their carrying value.
These impairment charges are included in “Restructuring/Asset impairment charges” in the Company’s Condensed Consolidated Statements of Income.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 6: Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive loss and the changes in the balances of each component of accumulated other comprehensive loss, net of tax as applicable, for the nine-month period ended October 2, 2022 and October 3, 2021:

	Foreign Currency Items	Defined Benefit Pension Items	Cash Flow Hedges	Accumulated Other Comprehensive Loss

Balance at December 31, 2021	$(269,076)	$(91,397)	$1,048	$(359,425)
Other comprehensive (loss)/income before reclassifications	(155,179)	(3,948)	4,136	(154,991)
Amounts reclassified from accumulated other comprehensive loss to net income	3,747	3,072	(4,286)	2,533
Amounts reclassified from accumulated other comprehensive loss to fixed assets	—	—	(642)	(642)
Other comprehensive (loss)/income	(151,432)	(876)	(792)	(153,100)
Balance at October 2, 2022	$(420,508)	$(92,273)	$256	$(512,525)

Balance at December 31, 2020	$(194,024)	$(562,747)	$(71)	$(756,842)
Other comprehensive (loss)/income before reclassifications	(57,261)	11,302	7,804	(38,155)
Amounts reclassified from accumulated other comprehensive loss to net loss	—	418,521	(2,403)	416,118
Amounts reclassified from accumulated other comprehensive loss to fixed assets	—	—	(31)	(31)
Other comprehensive (loss)/income	(57,261)	429,823	5,370	377,932
Balance at October 3, 2021	$(251,285)	$(132,924)	$5,299	$(378,910)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the effects on net income of significant amounts reclassified from each component of accumulated other comprehensive loss for the three- and nine-month periods ended October 2, 2022 and October 3, 2021:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended		Nine Months Ended
Details about Accumulated Other Comprehensive Loss Components	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021	Affected Line Item in the Condensed Consolidated Statements of Income
Foreign currency items
Loss on Russia restructuring(a)	$—	—	$(3,747)	—	Restructuring/Asset impairment charges
Gains/(losses) on cash flow hedges
Foreign exchange contracts	559	937	2,425	2,766	Net sales
Foreign exchange contracts	(433)	(711)	(2,139)	(2,129)	Cost of sales
Commodity contracts	2,434	2,051	5,371	2,626	Cost of sales
	2,560	2,277	5,657	3,263	Income/(Loss) before income taxes
Income tax impact	(473)	(607)	(1,371)	(860)	Provision for/(Benefit from) income taxes
	2,087	1,670	4,286	2,403	Net income/(loss)
Defined benefit pension items
Effect of settlement loss(b)	—	(21)	(430)	(547,652)	Non-operating pension costs
Amortization of defined benefit pension items(b)	(1,229)	(1,640)	(3,655)	(14,973)	Non-operating pension costs
	(1,229)	(1,661)	(4,085)	(562,625)	Income/(Loss) before income taxes
Income tax impact	313	382	1,013	144,104	Provision for/(Benefit from) income taxes
	(916)	(1,279)	(3,072)	(418,521)	Net income/(loss)
Total reclassifications for the period	$1,171	$391	$(2,533)	$(416,118)	Net income/(loss)

(a) See Note 5 for additional details.
(b) See Note 11 for additional details.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the before and after tax amounts for the various components of other comprehensive (loss)/income for the three-month periods ended October 2, 2022 and October 3, 2021:

	Three months ended October 2, 2022				Three months ended October 3, 2021
	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount		Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Foreign currency items:
Other comprehensive loss before reclassifications	$(81,457)	$—	$(81,457)		$(37,077)	$—	$(37,077)
Amounts reclassified from accumulated other comprehensive loss to net income(a)	—	—	—		—	—	—
Net other comprehensive loss from foreign currency items	(81,457)	—	(81,457)	—	(37,077)	—	(37,077)
Defined benefit pension items:
Other comprehensive (loss)/income before reclassifications	(74)	19	(55)		559	(145)	414
Amounts reclassified from accumulated other comprehensive loss to net income(b)	1,229	(313)	916		1,661	(382)	1,279
Net other comprehensive income/(loss) from defined benefit pension items	1,155	(294)	861		2,220	(527)	1,693
Gains and losses on cash flow hedges:
Other comprehensive income/(loss) before reclassifications	1,336	(247)	1,089		3,525	(940)	2,585
Amounts reclassified from accumulated other comprehensive loss to net income(c)	(2,560)	473	(2,087)		(2,277)	607	(1,670)
Amounts reclassified from accumulated other comprehensive loss to fixed assets	(312)	58	(254)		20	(5)	15
Net other comprehensive (loss)/ income from cash flow hedges	(1,536)	284	(1,252)		1,268	(338)	930
Other comprehensive (loss)/income	$(81,838)	$(10)	$(81,848)		$(33,589)	$(865)	$(34,454)

(a) See Note 5 for additional details.
(b) See Note 11 for additional details.
(c) See Note 9 for additional details.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the before and after tax amounts for the various components of other comprehensive (loss)/income for the nine-month periods ended October 2, 2022 and October 3, 2021:

	Nine-month period ended October 2, 2022			Nine-month period ended October 3, 2021
	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Foreign currency items:
Other comprehensive loss before reclassifications	$(155,179)	$—	$(155,179)	$(57,261)	$—	$(57,261)
Amounts reclassified from accumulated other comprehensive loss to net income/(loss)(a)	3,747	—	3,747	—	—	—
Net other comprehensive loss from foreign currency items	(151,432)	—	(151,432)	(57,261)	—	(57,261)
Defined benefit pension items:
Other comprehensive (loss)/income before reclassifications	(5,257)	1,309	(3,948)	14,923	(3,621)	11,302
Amounts reclassified from accumulated other comprehensive loss to net income/(loss)(b)	4,085	(1,013)	3,072	562,625	(144,104)	418,521
Net other comprehensive (loss)/income from defined benefit pension items	(1,172)	296	(876)	577,548	(147,725)	429,823
Gains and losses on cash flow hedges:
Other comprehensive income/(loss) before reclassifications	5,607	(1,471)	4,136	10,536	(2,732)	7,804
Amounts reclassified from accumulated other comprehensive loss to net income/(loss)(c)	(5,657)	1,371	(4,286)	(3,263)	860	(2,403)
Amounts reclassified from accumulated other comprehensive loss to fixed assets	(864)	222	(642)	(42)	11	(31)
Net other comprehensive (loss)/income from cash flow hedges	(914)	122	(792)	7,231	(1,861)	5,370
Other comprehensive (loss)/ income	$(153,518)	$418	$(153,100)	$527,518	$(149,586)	$377,932

(a) See Note 5 for additional details.
(b) See Note 11 for additional details.
(c) See Note 9 for additional details.

Note 7: Goodwill and Other Intangible Assets
Goodwill
A summary of the changes in goodwill for the nine-month period ended October 2, 2022 is as follows:

	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Goodwill at December 31, 2021	$572,416	$367,780	$384,305	$1,324,501
2022 Acquisitions	366,098	5,414	—	371,512
Foreign currency translation	(22,001)	(17,584)	(5,293)	(44,878)
Measurement period adjustments	(9,187)	—	—	(9,187)
Goodwill at October 2, 2022	$907,326	$355,610	$379,012	$1,641,948
Goodwill activity reflected under the captions “2022 Acquisitions” and “Measurement period adjustments” relate to the January 26, 2022 acquisition of Metal Packaging and the August 31, 2022 acquisition of Nordeste. See Note 3 for additional information.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The Company assesses goodwill for impairment annually during the third quarter, or from time to time when warranted by the facts and circumstances surrounding individual reporting units or the Company as a whole. The Company completed its most recent annual goodwill impairment testing during the third quarter of 2022 and analyzed certain qualitative and quantitative factors in determining whether a goodwill impairment existed. The Company's assessments reflected a number of significant management assumptions and estimates including the Company's forecast of sales growth, gross profit margins, and discount rates. Changes in these assumptions could materially impact the Company's conclusions. Based on its assessments, the Company concluded that there was no impairment of goodwill for any of its reporting units.
Although no reporting units failed the annual impairment test, in management’s opinion the goodwill balances of the Plastics - Healthcare and Protexic reporting units are at risk of impairment in the near term if each reporting unit's operations do not perform in line with management's expectations, or if there is a negative change in the long-term outlook for the business or in other factors such as the discount rate.
In the annual goodwill impairment analysis completed during the third quarter of 2022, projected future cash flows for the Plastics - Healthcare reporting unit were discounted at 9.8% and its estimated fair value was determined to exceed its carrying value by approximately 18.0%. Based on the discounted cash flow model and holding other valuation assumptions constant, the discount rate would have to be increased to 11.0% in order for the estimated fair value of the reporting unit to fall below carrying value. Total goodwill associated with this reporting unit was $60,710 at October 2, 2022.
In the annual goodwill impairment analysis completed during the third quarter of 2022, projected future cash flows for the Protexic reporting unit were discounted at 9.5% and its estimated fair value was determined to exceed its carrying value by approximately 18.3%. Based on the discounted cash flow model and holding other valuation assumptions constant, the discount rate would have to be increased to 11.5% in order for the estimated fair value of the reporting unit to fall below carrying value. Total goodwill associated with this reporting unit was $29,051 at October 2, 2022.
During the time subsequent to the annual evaluation, and at October 2, 2022, the Company considered whether any events and/or changes in circumstances had resulted in the likelihood that the goodwill of any of its reporting units may have been impaired. It is management's opinion that no such events and/or changes in circumstances have occurred.
Other Intangible Assets
A summary of other intangible assets as of October 2, 2022 and December 31, 2021 is as follows:

	October 2, 2022	December 31, 2021
Other Intangible Assets, gross:
Patents	$29,296	$29,315
Customer lists	1,040,346	592,195
Trade names	31,641	32,043
Proprietary technology	57,608	22,846
Other	2,743	2,807
Total Other Intangible Assets, gross	$1,161,634	$679,206

Accumulated Amortization:
Patents	$(17,497)	$(16,275)
Customer lists	(392,932)	(347,274)
Trade names	(15,397)	(14,106)
Proprietary technology	(24,038)	(21,394)
Other	(2,047)	(2,014)
Total Accumulated Amortization	$(451,911)	$(401,063)
Other Intangible Assets, net	$709,723	$278,143
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
Aggregate amortization expense was $20,690 and $12,257 for the three-month periods ended October 2, 2022 and October 3, 2021, respectively, and $60,361 and $37,117 for the nine-month periods ended October 2, 2022 and October 3, 2021, respectively. Amortization expense on other intangible assets is expected to total approximately $80,800 in 2022, $79,100 in 2023, $71,700 in 2024, $61,100 in 2025 and $57,800 in 2026.

Note 8: Debt
Details of the Company's debt at October 2, 2022 and December 31, 2021 are as follows:

	October 2, 2022	December 31, 2021
Commercial paper	$285,000	$349,000
Syndicated term loan due February 2025	299,602	—
1.800% notes due February 2025	398,168	—
2.250% notes due February 2027	297,780	—
2.850% notes due February 2032	495,132	—
3.125% notes due May 2030	595,771	595,342
5.750% notes due November 2040	536,206	536,182
Other foreign denominated debt	32,478	55,432
Finance lease obligations	103,027	60,282
Other debt	96,866	14,425
Total debt	$3,140,030	$1,610,663
Less current portion and short-term notes	416,929	411,557
Long-term debt	$2,723,101	$1,199,106
On January 21, 2022, the Company completed a registered public offering of green bonds with an aggregate principal amount of $1,200,000. These unsecured notes (the “Notes”) consisted of the following:

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
Also on January 21, 2022, the Company entered into a $300,000 three-year term loan facility (the “Term Loan Facility”) with a syndicate of eight banks. The full $300,000 was drawn from this facility on January 26, 2022, and the proceeds used to partially fund the acquisition of Metal Packaging. Interest is assessed at the Secured Overnight Financing Rate (“SOFR”) plus a margin based on a pricing grid that uses the Company’s credit ratings. The current SOFR margin is 122.5 basis points. There is no required amortization and repayment can be accelerated at any time without penalty at the Company's discretion. Borrowings under the Term Loan Facility mature on January 27, 2025.
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

On April 28, 2021, the Company entered into a reverse treasury lock agreement intended to fix the cash cost to fund approximately $100,000 of the maximum $300,000 principal amount subject to being tendered. The settlement of the reverse treasury lock on May 13, 2021 resulted in a loss of $1,356. In addition, the Company wrote off a proportional share of unamortized bond issuance costs and unamortized original issue discounts associated with the 5.750% notes. These non-cash writeoffs net to $73, which combined with the hedge loss and premium and other amounts paid, resulted in a pretax loss from the early extinguishment of debt totaling $20,184 during the second quarter of 2021.
The Company's 150,000 euro-denominated loan, which bore 1% annual interest, matured on May 25, 2021, and a U.S. dollar equivalent cash payment of $177,780 was made to settle the debt. On April 7, 2021, the Company entered into two forward contracts to buy a total of 150,000 euros in order to manage foreign currency risk related to the Company's funding of the debt repayment upon maturity. The Company recognized a gain of $4,387 upon the May 21, 2021 maturity of these forward contracts. The gain is included in “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income for the nine-month period ended October 3, 2021 and the proceeds from the settlement of the contracts and the debt maturity payment are reflected in “Net cash provided/(used) by financing activities” in the Company’s Condensed Consolidated Statement of Cash Flows for the nine months ended October 3, 2021.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenants currently require the Company to maintain a minimum level of interest coverage and a minimum level of net worth, as defined in the agreements. As of October 2, 2022, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.

Note 9: Financial Instruments and Derivatives
The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments for which the carrying amount differs from the fair value.

	October 2, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, net of current portion	$2,723,101	$2,444,965	$1,199,106	$1,434,711

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
Cash Flow Hedges
At October 2, 2022 and December 31, 2021, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. These contracts, which have maturities ranging to December 2024, qualify as cash flow hedges under U.S. GAAP. For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Commodity Cash Flow Hedges
Certain derivative contracts entered into to manage the cost of anticipated purchases of natural gas and aluminum have been designated by the Company as cash flow hedges. At October 2, 2022, these contracts included natural gas swaps covering approximately 600,000 MMBTUs. These contracts represented approximately 24% of anticipated usage in North America for the remainder of 2022 and 1% of anticipated usage in both 2023 and 2024. The Company also has certain natural gas hedges that it does not treat as cash flow hedges. See “Non-Designated Derivatives” below for a discussion of these hedges. The fair value of the Company’s commodity cash flow hedges netted to a gain position of $1,892 and $1,491 at October 2, 2022 and December 31, 2021, respectively. The amount of the gain included in Accumulated Other Comprehensive Income at October 2, 2022 expected to be reclassified to the income statement during the next twelve months is $1,881.
Foreign Currency Cash Flow Hedges
The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales, purchases, and capital spending expected to occur in 2022 and 2023. The net positions of these contracts at October 2, 2022 were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	purchase	7,354,331
Mexican peso	purchase	123,095
Polish zloty	purchase	22,382
Czech koruna	purchase	16,675
Euro	purchase	9,989
Turkish lira	purchase	5,086
Canadian dollar	purchase	3,798
British pound	purchase	819

The fair value of foreign currency cash flow hedges related to forecasted sales and purchases netted to a loss position of $(36) and a gain position of $336 at October 2, 2022 and December 31, 2021, respectively. Losses of $(36) are expected to be reclassified from accumulated other comprehensive loss to the income statement during the next twelve months. In addition, the Company has entered into forward contracts to hedge certain foreign currency cash flow transactions related to construction in progress. As of October 2, 2022 and December 31, 2021, the net position of these contracts was $(1,476) and $(457), respectively. During the nine-month period ended October 2, 2022, losses from these hedges totaling $864 were reclassified from accumulated other comprehensive loss and included in the carrying value of the capitalized expenditures. Losses of $1,476 are expected to be reclassified from accumulated other comprehensive loss and included in the carrying value of the related fixed assets acquired during the next twelve months.
Non-Designated Derivatives
The Company routinely enters into other derivative contracts which are not designated for hedge accounting treatment under ASC 815. As such, changes in fair value of these non-designated derivatives are recorded directly to income and expense in the periods that they occur.
Foreign Currency Hedges
The Company routinely enters into forward contracts or swaps to economically hedge the currency exposure of intercompany debt and foreign currency denominated receivables and payables. The net currency positions of these non-designated contracts at October 2, 2022, were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	purchase	24,748,486
Indonesian rupiah	purchase	8,083,663
Mexican peso	purchase	419,703
Turkish lira	purchase	44,125
Canadian dollar	purchase	9,568
Thai baht	sell	(11,143)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Commodity Hedges
The Company has entered into non-designated derivative contracts to manage the cost of anticipated purchases of natural gas. At October 2, 2022, these contracts consisted of natural gas swaps covering approximately 8.2 million MMBTUs and represented approximately 47% of anticipated usage in North America for the remainder of 2022 and 69% and 17% of anticipated usage in 2023 and 2024, respectively.
Interest Rate Hedges
Pursuant to the registered public offering of unsecured 2.850% notes with a principal amount of $500,000 maturing on February 1, 2032, the Company entered into treasury lock derivative instruments with two banks, with a notional principal amount of $150,000 each on December 29, 2021. These instruments had the risk management objective of reducing exposure to the Company of increases in the underlying Treasury index up to the date of pricing of the notes. The fair value of the contracts was a net loss position of $(550) at December 31, 2021. The derivatives were settled when the bonds priced on January 11, 2022, with the Company recognizing a gain on the settlement of $5,201. The gain is included in “Selling, general and administrative expenses” on the Company's Condensed Consolidated Statements of Income for the nine-month period ended October 2, 2022.
The fair value of the Company’s non-designated derivatives position was a gain of $2,369 and $92 at October 2, 2022 and December 31, 2021, respectively.
The following table sets forth the location and fair values of the Company’s derivative instruments at October 2, 2022 and December 31, 2021:

Description	Balance Sheet Location	October 2, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$1,905	$1,599
Commodity Contracts	Other assets	$23	$—
Commodity Contracts	Accrued expenses and other	$(25)	$(108)
Commodity Contracts	Other liabilities	$(11)	$—
Foreign Exchange Contracts	Prepaid expenses	$3,098	$848
Foreign Exchange Contracts	Accrued expenses and other	$(4,610)	$(969)
Derivatives not designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$5,069	$1,815
Commodity Contracts	Other assets	$689	$—
Commodity Contracts	Accrued expenses and other	$(2,497)	$(1,132)
Commodity Contracts	Other liabilities	$(812)	$—
Foreign Exchange Contracts	Prepaid expenses	$237	$135
Foreign Exchange Contracts	Accrued expenses and other	$(317)	$(176)
Interest Rate Lock Contract	Accrued expenses and other	$—	$(550)
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following tables set forth the effect of the Company’s derivative instruments on financial performance for the three-month periods ended October 2, 2022 and October 3, 2021, excluding the amount of foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to the carrying value of the capitalized expenditures:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income
Derivatives in Cash Flow Hedging Relationships:
Three-month period ended October 2, 2022
Foreign Exchange Contracts	$(290)	Net sales	$559
		Cost of sales	$(433)
Commodity Contracts	$1,626	Cost of sales	$2,434
Three-month period ended October 3, 2021
Foreign Exchange Contracts	$(407)	Net sales	$937
		Cost of sales	$(711)
Commodity Contracts	$4,200	Cost of sales	$2,051

Description	Gain or (Loss) Recognized	Location of Gain or (Loss) Recognized in Income Statement
Derivatives not Designated as Hedging Instruments:
Three-month period ended October 2, 2022
Commodity Contracts	$2,574	Cost of sales
Foreign Exchange Contracts	$(484)	Selling, general and administrative
Three-month period ended October 3, 2021
Commodity Contracts	$2,861	Cost of sales
Foreign Exchange Contracts	$(675)	Selling, general and administrative

	Three-month period ended October 2, 2022		Three-month period ended October 3, 2021
Description	Revenue	Cost of sales	Revenue	Cost of sales
Total amount of income and expense line items presented in the Condensed Consolidated Statements of Income	$559	$2,001	$937	$1,340

Gain or (loss) on cash flow hedging relationships:
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into net income	$559	$(433)	$937	$(711)

Commodity contracts:
Amount of gain reclassified from accumulated other comprehensive loss into net income	$—	$2,434	$—	$2,051

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following tables set forth the effect of the Company’s derivative instruments on financial performance for the nine months ended October 2, 2022 and October 3, 2021, excluding the amount of foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to the carrying value of the capitalized expenditures:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income
Derivatives in Cash Flow Hedging Relationships:
Nine-month period ended October 2, 2022
Foreign Exchange Contracts	$(202)	Net sales	$2,425
		Cost of sales	$(2,139)
Commodity Contracts	$5,809	Cost of sales	$5,371
Nine-month period ended October 3, 2021
Foreign Exchange Contracts	$156	Net sales	$2,766
		Cost of sales	$(2,129)
Commodity Contracts	$10,801	Cost of sales	$2,626

Description	Gain or (Loss) Recognized	Location of Gain or (Loss) Recognized in Income Statement
Derivatives not Designated as Hedging Instruments:
Nine-month period ended October 2, 2022
Commodity Contracts	$10,072	Cost of sales
Foreign Exchange Contracts	$(283)	Selling, general and administrative
Nine-month period ended October 3, 2021
Commodity Contracts	$3,295	Cost of sales
Foreign Exchange Contracts	$(906)	Selling, general and administrative

	Nine-month period ended October 2, 2022		Nine-month period ended October 3, 2021
Description	Revenue	Cost of sales	Revenue	Cost of sales
Total amount of income and expense line items presented in the Condensed Consolidated Statements of Income	$2,425	$3,232	$2,766	$497

Gain or (loss) on cash flow hedging relationships:
Foreign exchange contracts:
Amount of gain/(loss) reclassified from accumulated other comprehensive income into net income	$2,425	$(2,139)	$2,766	$(2,129)

Commodity contracts:
Amount of gain reclassified from accumulated other comprehensive income into net income	$—	$5,371	$—	$2,626

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
The following table sets forth information regarding the Company’s financial assets and financial liabilities, excluding retirement and postretirement plan assets, measured at fair value on a recurring basis:

Description	October 2, 2022	Assets measured at NAV	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$1,892	$—	$—	$1,892	$—
Foreign exchange contracts	$(1,512)	$—	$—	$(1,512)	$—
Non-hedge derivatives, net:
Commodity contracts	$2,449	$—	$—	$2,449	$—
Foreign exchange contracts	$(80)	$—	$—	$(80)	$—

Description	December 31, 2021	Assets measured at NAV	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$1,491	$—	$—	$1,491	$—
Foreign exchange contracts	$(121)	$—	$—	$(121)	$—
Non-hedge derivatives, net:
Commodity contracts	$683	$—	$—	$683	$—
Foreign exchange contracts	$(41)	$—	$—	$(41)	$—
Interest rate lock contract	$(550)	$—	$—	$(550)	$—

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
The Company does not currently have any non-financial assets or liabilities that are recognized or disclosed at fair value on a recurring basis. None of the Company’s financial assets or liabilities are measured at fair value using significant unobservable inputs. There were no transfers in or out of Level 1 or Level 2 fair value measurements during the three- and nine-month periods ended October 2, 2022.

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
The components of net periodic benefit cost/(income) include the following:

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Retirement Plans
Service cost	$796	$968	$2,459	$2,949
Interest cost	2,593	2,287	7,974	22,051
Expected return on plan assets	(2,527)	(3,361)	(7,670)	(21,672)
Amortization of prior service cost	220	226	673	687
Amortization of net actuarial loss	1,179	1,600	3,495	14,849
Effect of settlement loss	—	21	430	547,652
Net periodic benefit cost	$2,261	$1,741	$7,361	$566,516

Retiree Health and Life Insurance Plans
Service cost	$80	$93	$241	$282
Interest cost	64	49	194	149
Expected return on plan assets	(110)	(111)	(332)	(335)
Amortization of net actuarial gain	(170)	(186)	(513)	(563)
Net periodic benefit income	$(136)	$(155)	$(410)	$(467)
Settlement Charges
The Company recognized settlement charges of $430 and $361 during the nine-month periods ended October 2, 2022 and October 3, 2021, respectively. These charges resulted from payments made to certain participants in the Company's non-union Canadian pension plan who elected a lump sum distribution option upon retirement. Additional settlement charges related to the Canadian pension plans may be recognized over the remainder of 2022 as a result of ongoing lump-sum distributions.
The Company terminated the Sonoco Pension Plan for Inactive Participants (the “Inactive Plan”), a tax-qualified defined benefit plan, effective September 30, 2019, and settled the liabilities of the Inactive Plan in the second quarter of 2021 through a combination of lump-sum payments and the purchase of group annuity contracts, resulting in the recognition of non-cash, pre-tax settlement charges totaling $547,291 in the second quarter of 2021.
Contributions
The Company made aggregate contributions of $11,600 and $142,615 to its defined benefit retirement and retiree health and life insurance plans during the nine-month periods ended October 2, 2022 and October 3, 2021, respectively. The 2021 contributions include $133,000 contributed to the Inactive Plan during the second quarter of 2021 in order for it to be fully funded upon final settlement. The Company expects to make additional aggregate contributions of approximately $4,100 to its defined benefit retirement and retiree health and life insurance plans over the remainder of 2022.
Sonoco Retirement and Savings Plan
The Sonoco Retirement and Savings Plan is a defined contribution retirement plan provided for certain of the Company’s U.S. employees. The plan is comprised of both an elective and non-elective component.
The elective component of the plan, which is designed to meet the requirements of Section 401(k) of the Internal Revenue Code, allows participants to set aside a portion of their wages and salaries for retirement and encourages saving

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

by matching a portion of their contributions with contributions from the Company. The plan provides for participant contributions of 1% to 100% of gross pay. Effective January 1, 2022, the Company’s match on elective contributions to the plan increased from 50% of the first 4% of compensation contributed by participants to 100% of the first 6% as a result of changes to the plan, described below.
The non-elective component of the plan, the Sonoco Retirement Contribution (“SRC”), was eliminated effective January 1, 2022. The SRC provided for an annual Company contribution equal to 4% of the participant's eligible pay plus 4% of eligible pay in excess of the social security wage base to eligible participant accounts. SRC contributions were funded annually in the first quarter, following the year in which the benefit was earned. SRC contributions totaled $21,948 and $22,665 during the nine-month periods ended October 2, 2022 and October 3, 2021, respectively. No additional SRC contributions will occur. The Company recognized expense related to the SRC of $5,456 and $17,290 for the three- and nine-month periods ended October 3, 2021, respectively.

Note 12: Income Taxes
The Company’s effective tax rates for the three- and nine-month periods ended October 2, 2022 were 23.7% and 24.5%, respectively, and its rates for the three- and nine-month periods ended October 3, 2021 were 2.3% and 37.0%, respectively. The Company's effective tax rates varied from the U.S. statutory rate due primarily to rate differences between U.S. and non-U.S. jurisdictions and the relative amounts earned in those jurisdictions, state income taxes, and discrete tax adjustments that were not consistent year over year. The higher 2022 rate was primarily driven by the absence of the 2021 benefit associated with the amendment of the Company’s 2017 tax return to report increased utilization of its foreign tax credits.
The Company and/or its subsidiaries file federal, state and local income tax returns in the United States and various foreign jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years prior to 2016.
The Company’s reserve for uncertain tax benefits has increased by $1,614 since December 31, 2021 due primarily to an increase in reserves related to existing tax positions. The Company believes that it is reasonably possible that the amount reserved for unrecognized tax benefits at October 2, 2022 could increase by approximately $200 over the next twelve months. Although the Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental, management believes that any reasonably foreseeable outcomes related to these matters have been adequately provided for. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which earnings or deductions are realized may differ from current estimates. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly basis. The Company has operations and pays taxes in many countries outside of the U.S. and taxes on those earnings are subject to varying rates. The Company is not dependent upon the favorable benefit of any one jurisdiction to an extent that the loss of such benefit would have a material effect on the Company’s overall effective tax rate.

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
The following table sets forth the balance sheet location and aggregate values of the Company’s lease assets and lease liabilities at October 2, 2022 and December 31, 2021:

Classification	Balance Sheet Location	October 2, 2022	December 31, 2021
Lease Assets
Operating lease assets	Right of Use Asset - Operating Leases	$296,838	$268,390
Finance lease assets	Other Assets	103,540	55,826
Total lease assets		$400,378	$324,216

Lease Liabilities
Current operating lease liabilities	Accrued expenses and other	$49,606	$45,305
Current finance lease liabilities	Notes payable and current portion of debt	16,115	6,952
Total current lease liabilities		$65,721	$52,257

Noncurrent operating lease liabilities	Noncurrent Operating Lease Liabilities	$253,466	$234,167
Noncurrent finance lease liabilities	Long-term Debt, Net of Current Portion	86,912	53,330
Total noncurrent lease liabilities		$340,378	$287,497

Total lease liabilities		$406,099	$339,754

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
The following table sets forth the components of the Company’s total lease cost for the three- and nine-month periods ended October 2, 2022 and October 3, 2021:

		Three Months Ended		Nine Months Ended
Lease Cost		October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Operating lease cost	(a)	$12,863	$11,623	$38,679	$36,720
Finance lease cost:
Amortization of lease asset	(a)	3,133	1,476	9,122	4,133
Interest on lease liabilities	(b)	1,270	367	3,517	997
Variable lease cost	(a) (c)	7,894	6,796	22,416	19,569
Impairment charges	(d)	61	—	293	—
Total lease cost		$25,221	$20,262	$74,027	$61,419

(a) Production-related and administrative amounts are included in cost of sales and selling, general and administrative expenses, respectively.
(b) Included in interest expense.
(c) Also includes short term lease costs, which are deemed immaterial.
(d) Impairment charges are included in “Restructuring/Asset impairment charges” in the Company’s
Consolidated Statements of Income. See Note 5 for more information.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth certain lease-related information for the nine-month periods ended October 2, 2022 and October 3, 2021:

	Nine Months Ended
	October 2, 2022	October 3, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$39,405	$38,757
Operating cash flows used by finance leases	$3,517	$997
Financing cash flows used by finance leases	$9,181	$3,375
Noncash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$31,048	$12,230
Leased assets obtained in exchange for new finance lease liabilities	$8,224	$7,071
Modification to leased assets for increase in operating lease liabilities	$2,258	$12,059
Modification to leased assets for (decrease)/increase in finance lease liabilities	$(642)	$9,586
Termination reclasses to decrease operating lease assets	$(4,133)	$(4,971)
Termination reclasses to decrease operating lease liabilities	$(4,382)	$(5,278)
Termination reclasses to decrease finance lease assets	$(1,351)	$(33)
Termination reclasses to decrease finance lease liabilities	$(87)	$(40)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 14: Revenue Recognition
The Company records revenue when control is transferred to the customer, which is either upon shipment or over time in cases where the Company is entitled to payment with margin for products produced that are customer specific without alternative use. The Company recognizes over time revenue under the input method as goods are produced. Revenue that is recognized at a point in time is recognized when the customer obtains control of the goods. Customers obtain control either when goods are delivered to the customer facility, if the Company is responsible for arranging transportation, or when picked up by the customer's designated carrier. The Company commonly enters into Master Supply Arrangements with customers to provide goods and/or services over specific time periods. Customers submit purchase orders with quantities and prices to create a contract for accounting purposes. Shipping and handling expenses are included in “Cost of Sales,” and freight charged to customers is included in “Net Sales” in the Company's Condensed Consolidated Statements of Income.
The Company has rebate agreements with certain customers. These rebates are recorded as reductions of revenue and are accrued using sales data and rebate percentages specific to each customer agreement. Accrued customer rebates are included in “Accrued expenses and other” in the Company’s Condensed Consolidated Balance Sheets.
Payment terms under the Company's sales arrangements are short term, generally no longer than 120 days. The Company does provide prompt payment discounts to certain customers if invoices are paid within a predetermined period. Prompt payment discounts are treated as a reduction of revenue and are determinable within a short time period following the sale.
The following tables set forth the effects of contract assets and liabilities from contracts with customers. Contract assets and liabilities are reported in “Other receivables” and “Accrued expenses and other,” respectively, on the Company’s Condensed Consolidated Balance Sheets.

	October 2, 2022	December 31, 2021
Contract Assets	$67,254	$51,106
Contract Liabilities	$(28,427)	$(18,993)

Significant changes in the contract assets and liabilities balances during the nine-month period ended October 2, 2022 and the year ended December 31, 2021 were as follows:

	October 2, 2022		December 31, 2021
	Contract Asset	Contract Liability	Contract Asset	Contract Liability
Beginning Balance	$51,106	$(18,993)	$48,390	$(16,687)
Acquired as part of a business combination	8,107	(5,588)	—	—
Revenue deferred or rebates accrued	—	(47,303)	—	(36,527)
Recognized as revenue		14,430		7,238
Rebates paid to customers	—	29,027	—	26,983
Increases due to rights to consideration for customer specific goods produced, but not billed during the period	67,254	—	51,106	—
Transferred to receivables from contract assets recognized at the beginning of the period and acquired as part of business combinations	(59,213)	—	(48,390)	—
Ending Balance	$67,254	$(28,427)	$51,106	$(18,993)

Contract assets and liabilities are generally short in duration given the nature of products produced by the Company. Contract assets represent goods produced without alternative use for which the Company is entitled to payment with margin prior to shipment. Upon shipment, the Company is entitled to bill the customer, and therefore amounts included in contract assets will be reduced with the recording of an account receivable as they represent an unconditional right to payment. Contract liabilities represent revenue deferred due to pricing mechanisms utilized by the Company in certain multi-year arrangements, volume rebates, and payments received in advance. For multi-year arrangements with pricing

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

mechanisms, the Company will generally defer revenue during the first half of the arrangement and will release the deferral over the back half of the contract term. The Company’s reportable segments are aligned by product nature as disclosed in Note 15.
The following tables set forth information about revenue disaggregated by primary geographic regions for the three-month periods ended October 2, 2022 and October 3, 2021. The tables also include a reconciliation of disaggregated revenue with reportable segments.

Three-month period ended October 2, 2022	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary Geographical Markets:
United States	$837,048	$405,382	$165,476	$1,407,906
Europe	101,665	99,804	19,811	221,280
Canada	30,154	28,471	—	58,625
Asia	25,492	65,475	185	91,152
Other	36,190	62,320	12,743	111,253
Total	$1,030,549	$661,452	$198,215	$1,890,216

Three-month period ended October 3, 2021	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary Geographical Markets:
United States	$408,295	$370,659	$145,029	$923,983
Europe	109,566	99,573	24,033	233,172
Canada	31,612	24,187	—	55,799
Asia	20,728	81,097	393	102,218
Other	28,768	59,714	11,539	100,021
Total	$598,969	$635,230	$180,994	$1,415,193

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following tables set forth information about revenue disaggregated by primary geographic regions for the nine-month periods ended October 2, 2022 and October 3, 2021. The tables also include a reconciliation of disaggregated revenue with reportable segments.

Nine-month period ended October 2, 2022	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary Geographical Markets:
United States	$2,282,559	$1,259,348	$493,136	$4,035,043
Europe	331,745	334,007	66,500	732,252
Canada	89,342	84,952	—	174,294
Asia	74,533	215,896	748	291,177
Other	110,451	193,778	37,535	341,764
Total	$2,888,630	$2,087,981	$597,919	$5,574,530

Nine-month period ended October 3, 2021	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary Geographical Markets:
United States	$1,219,666	$1,042,249	$461,996	$2,723,911
Europe	334,995	300,495	67,371	702,861
Canada	87,948	69,218	—	157,166
Asia	60,256	232,657	914	293,827
Other	76,660	164,540	32,286	273,486
Total	$1,779,525	$1,809,159	$562,567	$4,151,251

Note 15: Segment Reporting
The Company’s operating and reporting structure consists of two reportable segments, Consumer Packaging and Industrial Paper Packaging, with all remaining businesses reported as All Other.
The Consumer Packaging segment primarily serves prepared and fresh food markets along with other packaging for consumer products. The products produced and sold within the Consumer Packaging segment are generally used to package a variety of consumer products and consist primarily of round and shaped rigid paper containers; steel tinplate cans and aerosol containers; thermoformed plastic trays and containers; and flexible packaging. Total assets of the Consumer Packaging segment increased by $1,661,573 upon the acquisition of Metal Packaging on January 26, 2022.
The Industrial Paper Packaging segment serves customers who use its products to package their goods for transport, storage or sale or to produce similar fiber-based products. The primary products produced and sold within this segment include fiber-based tubes, cones, and cores; fiber-based protective packaging and components; reels; and recycled paperboard.
Businesses grouped as All Other include healthcare packaging, protective and retail security packaging and industrial plastic products. These businesses include the following products and services: thermoformed rigid plastic trays and devices; custom-engineered molded foam protective packaging and components; temperature-assured packaging; injection molded and extruded containers, spools and parts; retail security packaging, including printed backer cards, thermoformed blisters and heat-sealing equipment; and paper amenities. Prior to the divestiture of the Company’s U.S. display and packaging business on April 4, 2021, this business, which included point-of-purchase displays, fulfillment operations, and contract packaging, was reported in All Other.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth net sales, intersegment sales and operating profit for the Company’s reportable segments and All Other. “Segment operating profit” is defined as the segment’s portion of “Operating profit” excluding restructuring and asset impairment charges, acquisition expenses, amortization of acquisition intangibles, changes in last-in, first-out (“LIFO”) inventory reserves, losses from the early extinguishment of debt, interest income and expense, income taxes or certain other items, if any, the exclusion of which the Company believes improves comparability and analysis of the financial performance of the business. General corporate expenses have been allocated as operating costs to each of the Company’s reportable segments and All Other. Effective January 1, 2022, the Company changed its measure of segment operating profit to exclude amortization of acquisition intangibles. Accordingly, the prior year’s segment operating profit has been revised to conform with the current presentation for comparability.
SEGMENT FINANCIAL INFORMATION

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Net sales:
Consumer Packaging	$1,030,549	$598,969	$2,888,630	$1,779,525
Industrial Paper Packaging	661,452	635,230	2,087,981	1,809,159
All Other	198,215	180,994	597,919	562,567
Net sales	$1,890,216	$1,415,193	$5,574,530	$4,151,251
Intersegment sales:
Consumer Packaging	$1,663	$1,608	$5,189	$4,460
Industrial Paper Packaging	33,936	27,975	101,072	82,571
All Other	2,532	2,318	7,755	7,483
Intersegment sales	$38,131	$31,901	$114,016	$94,514
Operating profit:
Segment operating profit:
Consumer Packaging	$127,859	$66,341	$440,889	$212,997
Industrial Paper Packaging	81,859	55,451	248,721	167,568
All Other	15,373	12,895	46,426	47,259
Segment operating profit	225,091	134,687	736,036	427,824
Restructuring/Asset impairment charges	(20,652)	(3,488)	(43,357)	(8,889)
Amortization of acquisition intangibles	(20,690)	(12,257)	(60,361)	(37,117)
Other non-base (charges)/income, net	(1,807)	7,570	(83,838)	294
Operating profit	181,942	126,512	548,480	382,112

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
Spartanburg
In connection with its acquisition of Tegrant in November 2011, the Company identified potential environmental contamination at a site in Spartanburg, South Carolina. Since the acquisition, the Company has spent a total of $1,943 on remediation of the Spartanburg site. At October 2, 2022 and December 31, 2021, the Company's accrual for environmental contingencies related to the Spartanburg site totaled $5,458 and $5,555, respectively.

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
Other environmental matters
The Company has been named as a potentially responsible party at several other environmentally contaminated sites. All of the sites are also the responsibility of other parties. The potential remediation liabilities are shared with such other parties, and, in most cases, the Company’s share, if any, cannot be reasonably estimated at the current time. However, the Company does not believe that the resolution of these matters has a reasonable possibility of having a material adverse effect on the Company's financial statements. At October 2, 2022 and December 31, 2021, the Company's accrual for these other sites totaled $1,604 and $1,825, respectively.
Summary
As of October 2, 2022 and December 31, 2021, the Company (and its subsidiaries) had accrued $7,062 and $7,380, respectively, related to environmental contingencies. These accruals are included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Sonoco Products Company,

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Sonoco Products Company and its subsidiaries (the “Company”) as of October 2, 2022, and the related condensed consolidated statements of income, comprehensive income, and changes in total equity for the three-month and nine-month periods ended October 2, 2022 and October 3, 2021 and the condensed consolidated statements of cash flows for the nine-month periods ended October 2, 2022 and October 3, 2021, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
November 2, 2022

SONOCO PRODUCTS COMPANY

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements included in this Quarterly Report on Form 10-Q that are not historical in nature are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. In addition, the Company and its representatives may from time to time make other oral or written statements that are also “forward-looking statements.” Words such as “anticipate,” “assume,” “believe,” “can,” “committed,” “consider,” “could,” “estimate,” “expect,” “forecast,” “future,” “goal,” “guidance,” “intend,” “may,” “might,” “objective,” “opportunity,” “outlook,” “plan,” “potential,” “project,” “seek," “should,” “strategy,” “target,” “will,” “would,” or the negative thereof, and similar expressions identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding:
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
•effects of pending and completed acquisitions and divestitures, including the acquisitions of Metal Packaging and Skjern;
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
•strategic pricing initiatives;
•statements about supply constraints or logistics challenges;
•market leadership;
•the efficiency, capacity, and competitiveness of the Company’s production capabilities and anticipated cost savings related thereto;
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

SONOCO PRODUCTS COMPANY
•availability and pricing of raw materials, energy and transportation, including the impact of potential changes in tariffs or sanctions and escalating trade wars and the impact of war and other geopolitical tensions (such as the ongoing Russia-Ukraine conflict and economic sanctions related thereto), and the Company’s ability to pass raw material, energy and transportation price increases and surcharges through to customers or otherwise manage these commodity pricing risks;
•impacts arising as a result of the COVID-19 pandemic on our results of operations, financial condition, value of assets, liquidity, prospects, growth, and on the industries in which we operate and that we serve, resulting from, without limitation, recent and ongoing financial market volatility, potential governmental actions, changes in consumer behaviors and demand, changes in customer requirements, disruptions to the Company’s suppliers and supply chain, availability of labor and personnel, necessary modifications to operations and business, and uncertainties about the extent and duration of the pandemic;
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
•ability to successfully integrate newly acquired businesses, including Metal Packaging, into the Company’s operations and realize synergies and other anticipated benefits within the expected time period, or at all;
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

SONOCO PRODUCTS COMPANY
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
More information about the risks, uncertainties and assumptions that may cause actual results to differ materially from those expressed or forecasted in forward-looking statements is provided in the Company's Annual Report on Form 10-K under Item 1A-“Risk Factors” and throughout other sections of that report and in other reports filed with the Securities and Exchange Commission. In light of these various risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.
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
Sonoco’s operating and reporting structure consists of two reportable segments, Consumer Packaging and Industrial Paper Packaging, with all remaining businesses reported as All Other. Prior to the divestiture of the Company’s U.S. display and packaging business on April 4, 2021, this business was included in All Other.
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
On a consolidated basis, by the end of 2021 the impacts of the COVID-19 pandemic on the Company had largely dissipated. For most of the Company’s business units, sales demand in 2022 has equaled or exceeded pre-pandemic levels. The Company has incurred, and expects to continue to incur for the foreseeable future, localized temporary disruptions in its supply chain and customer demand due to localized resurgences of COVID-19. However, absent a future widespread resurgence, or the emergence of a more severe COVID-19 variant of concern, the Company does not expect such impacts to have a material negative effect on the Company’s operations or financial results.
Third Quarter 2022 Compared with Third Quarter 2021
RECONCILIATIONS OF GAAP TO NON-GAAP FINANCIAL MEASURES
Measures calculated and presented in accordance with generally accepted accounting principles are referred to as GAAP financial measures. The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures in the Company’s Condensed Consolidated Statements of Income for each of the periods presented. These non-GAAP financial measures (referred to as “Base”) are the GAAP measures adjusted to exclude amounts (dependent upon the applicable period), including the associated tax effects, relating to:
•restructuring initiatives;
•asset impairment charges;
•acquisition/divestiture-related costs;
•gains or losses from the divestiture of businesses;
•losses from the early extinguishment of debt;
•non-operating pension costs;
•amortization expense on acquisition intangibles;
•changes in last-in, first-out (“LIFO”) inventory reserves;
•certain income tax events and adjustments; and
•other items, if any.
The Company's management believes the exclusion of these items improves the period-to-period comparability and analysis of the underlying financial performance of the business.  More information about the Company's use of non-GAAP financial measures is provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 under Item 7 - “Management's Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Use of Non-GAAP Financial Measures.” As previously disclosed, effective January 1, 2022, the Company modified its definition of base results to include adjustments for amortization-related expense on acquisition intangibles. Accordingly, base results for 2021 have been revised to conform with the current presentation.
These non-GAAP financial measures are not in accordance with, or an alternative for, generally accepted accounting principles and may be different from non-GAAP financial measures used by other companies. In addition, these non-GAAP financial measures are not based on any comprehensive set of accounting rules or principles. Sonoco management does not, nor does it suggest that investors should, consider these non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Material limitations associated with the use of such measures include that they do not reflect all costs included in operating expenses and may not be comparable with similarly named financial measures of other companies. Furthermore, these non-GAAP financial measures are based on subjective determinations of management regarding the nature and classification of events and circumstances.

SONOCO PRODUCTS COMPANY
Sonoco presents these non-GAAP financial measures to provide users with information to evaluate Sonoco’s operating results in a manner similar to how management evaluates business performance. To compensate for any limitations in such non-GAAP financial measures, management believes that it is useful in understanding and analyzing the results of the business to review both GAAP information and the related non-GAAP financial measures.
Restructuring/asset impairment charges are a recurring item as the Company’s restructuring programs usually require several years to fully implement and the Company is continually seeking to take actions that could enhance its efficiency. Although recurring, these charges are subject to significant fluctuations from period to period due to the varying levels of restructuring activity and the inherent imprecision in the estimates used to recognize the impairment of assets and the wide variety of costs and taxes associated with severance and termination benefits in the countries in which the restructuring actions occur.

	For the three-month period ended October 2, 2022
Dollars in thousands, except per share data	GAAP	Restructuring/Asset Impairments	Amortization of Acquisition Intangibles	Acquisition/Divestiture Related	Other Adjustments(1)	Base
Operating profit	$181,942	$20,652	$20,690	$2,022	$(215)	$225,091
Non-operating pension costs	1,249	—	—	—	(1,249)	—
Interest expense, net	25,566	—	—	—	—	25,566
Income before income taxes	155,127	20,652	20,690	2,022	1,034	199,525
Provision for income taxes	36,824	4,862	4,938	765	(1,297)	46,092
Income before equity in earnings of affiliates	118,303	15,790	15,752	1,257	2,331	153,433
Equity in earnings of affiliates, net of tax	4,199	—	—	—	—	4,199
Net income	122,502	15,790	15,752	1,257	2,331	157,632
Net (income)/loss attributable to noncontrolling interests	(273)	186	—	—	—	(87)
Net income attributable to Sonoco	122,229	15,976	15,752	1,257	2,331	157,545

Per diluted common share*	$1.24	$0.16	$0.16	$0.01	$0.02	$1.60
*Due to rounding individual items may not sum across
(1) See table in “Results of Operations – Overview” below for details related to the after-tax impact of major components.

	For the three-month period ended October 3, 2021
Dollars in thousands, except per share data	GAAP	Restructuring/Asset Impairments	Amortization of Acquisition Intangibles(1)(2)	Acquisition/Divestiture Related	Other Adjustments(1)	Base
Operating profit	$126,512	$3,488	$12,257	$1,015	$(8,585)	$134,687
Non-operating pension costs	525	—	—	—	(525)	—
Interest expense, net	14,219	—	—	—	—	14,219
Income before income taxes	$111,768	$3,488	$12,257	$1,015	$(8,060)	$120,468
Provision for income taxes	2,564	312	3,036	190	16,493	22,595
Income before equity in earnings of affiliates	$109,204	$3,176	$9,221	$825	$(24,553)	$97,873
Equity in earnings of affiliates, net of tax	2,351	—	—	—	—	2,351
Net income	$111,555	$3,176	$9,221	$825	$(24,553)	$100,224
Net loss attributable to noncontrolling interests	(415)	—	—	—	—	(415)
Net income attributable to Sonoco	$111,140	$3,176	$9,221	$825	$(24,553)	$99,809
Diluted weighted average common shares outstanding:	99,425				—	99,425
Per diluted common share*	$1.12	$0.03	$0.09	$0.01	$(0.25)	$1.00
*Due to rounding individual items may not sum across
(1) See table in “Results of Operations – Overview” below for details related to the after-tax impact of major components.
(2) Effective January 1, 2022, the Company changed its measure of base operating profit to exclude amortization of acquisition intangibles. Accordingly, base operating profit for 2021 has been revised to conform with the current presentation.

SONOCO PRODUCTS COMPANY
RESULTS OF OPERATIONS
The following discussion provides a review of results for the three-month period ended October 2, 2022 versus the three-month period ended October 3, 2021.
OVERVIEW
Net sales for the third quarter of 2022 increased 33.6 percent to $1.89 billion, compared with $1.42 billion in the same period last year. This improvement reflects strategic pricing performance and sales added from the January 26, 2022 acquisition of Ball Metalpack Holding, LLC, renamed Sonoco Metal Packaging (“Metal Packaging”).
Net income attributable to Sonoco for the third quarter of 2022 increased to $122.2 million, or $1.24 per diluted share, compared to $111.1 million, or $1.12 per diluted share, for the same period of 2021. Net income in the current period benefited primarily from the Company’s strategic pricing initiatives, increases from acquisitions and operational improvements. These benefits were partially offset by higher net interest expense in 2022 related to higher borrowings resulting from the funding of the Metal Packaging acquisition. Additionally, net income in the current quarter includes net after-tax, non-base charges totaling $35.3 million, while results for the third quarter of 2021 included net after-tax, non-base income totaling $11.3 million. These non-base items consisted of the following, after tax:

	Three Months Ended
($ in millions)	October 2, 2022	October 3, 2021
Impairment and restructuring related charges	$16.0	$3.2
Amortization of acquired intangibles	15.8	9.2
Acquisition and divestiture related costs	1.3	0.8
Net loss/(gain) on derivatives	1.1	(2.2)
Turkey hyperinflationary accounting impact	0.8	—
Changes in LIFO inventory reserve	(0.3)	—
Insurance settlement gains	(2.0)	(1.6)
Gain on divestiture of businesses	—	(2.2)
Other non-operating pension costs	0.9	0.3
Net recognized benefit on 2017 amended U.S. income tax return	—	(30.0)
Other non-base income tax charges	1.7	12.1
All other non-base items	—	(0.9)
Total non-base charges/(income), after tax	$35.3	$(11.3)

Adjusted for these items, base net income attributable to Sonoco ("base earnings") for the third quarter of 2022 increased 57.8 percent to $157.5 million, or $1.60 per diluted share, from $99.8 million, or $1.00 per diluted share, in 2021, and third-quarter base operating profit increased 67.1 percent to $225.1 million. As noted above, these improvements reflect strong strategic pricing performance and the accretive effects of the January 2022 acquisition of the Metal Packaging business. These year-over-year gains were partially offset by increased compensation and benefit costs.

OPERATING REVENUE
Net sales for the third quarter of 2022 increased $475 million, or 33.6 percent, from the prior-year quarter.
The components of the sales change were:

($ in millions)
Volume/mix	$(52)
Selling prices	250
Acquisitions and divestitures, net	334
Foreign currency translation and other, net	(57)
Total sales increase	$475

SONOCO PRODUCTS COMPANY
Selling price gains were driven by a combination of passing through higher costs and benefits realized by strategic pricing initiatives aimed at capturing more of the value provided by the Company's products. Net sales added by acquisitions and divestitures were driven by the Metal Packaging acquisition.

COSTS AND EXPENSES
Cost of goods sold increased $365.6 million, or 31.6 percent, in the third quarter of 2022 compared with the same period last year. The increase was driven primarily by inflation and incremental costs added by the acquisition of Metal Packaging. These year-over-year increases were partially offset by the translation impact of an overall stronger dollar in the current year. Gross profit was $367.1 million for the three-month period ended October 2, 2022, which was $109.4 million higher than the prior-year period. Additionally, gross profit as a percent of sales increased to 19.4 percent from 18.2 percent in the prior-year quarter as overall sales price increases more than offset higher material and other operating costs largely due to the Company's strategic pricing initiatives.
GAAP selling, general and administrative (“SG&A”) expenses for the quarter increased $34.0 million, or 26.0 percent, year over year. This increase reflects higher amortization, acquisition, and normal operating SG&A expenses stemming from the Metal Packaging acquisition; higher employee compensation and benefit costs; and gains on derivatives in the prior year.
Restructuring/Asset impairment charges totaled $20.7 million in the third quarter of 2022 compared with $3.5 million in the same period last year. Additional information regarding restructuring and asset impairment charges is provided in Note 5 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
GAAP net interest expense for the third quarter of 2022 increased to $25.6 million, compared with $14.2 million during the third quarter of 2021, due primarily to higher average debt balances resulting from the financing transactions used to fund the January 26, 2022 acquisition of Metal Packaging.
The 2022 third-quarter effective tax rates on GAAP and base earnings were 23.7 percent and 23.1 percent, respectively, compared with 2.3 percent and 18.8 percent, respectively, in the prior year’s quarter. The increase in the GAAP effective tax rate was primarily due to the absence of a third-quarter 2021 benefit received in association with the amendment of the Company’s 2017 tax return to report increased utilization of its foreign tax credits. The higher base tax rate is largely attributable to the 2022 absence of a release of uncertain tax position reserves upon expiration of the statute of limitations that occurred in the third-quarter of 2021.

REPORTABLE SEGMENTS
The Company's operating and reporting structure consists of two reportable segments, Consumer Packaging and Industrial Paper Packaging, with all remaining businesses reported as All Other. The following table summarizes net sales attributable to each of the Company’s segments and All Other for the third quarters of 2022 and 2021 ($ in thousands):

	Three Months Ended
	October 2, 2022	October 3, 2021	% Change
Net sales:
Consumer Packaging	$1,030,549	$598,969	72.1%
Industrial Paper Packaging	661,452	635,230	4.1%
All Other	198,215	180,994	9.5%
Net sales	$1,890,216	$1,415,193	33.6%

SONOCO PRODUCTS COMPANY

The following table summarizes operating profit attributable to each of the Company’s segments during the third quarters of 2022 and 2021 ($ in thousands):

	Three Months Ended
	October 2, 2022	October 3, 2021	% Change
Operating profit:
Segment operating profit:
Consumer Packaging	$127,859	$66,341	92.7%
Industrial Paper Packaging	81,859	55,451	47.6%
All Other	15,373	12,895	19.2%
Total segment operating profit	225,091	134,687	67.1%
Restructuring/Asset impairment charges	(20,652)	(3,488)
Amortization of acquisition intangibles	(20,690)	(12,257)
Other non-base charges, net	(1,807)	7,570
Operating profit	$181,942	$126,512	43.8%

Segment results viewed by Company management to evaluate segment performance do not include restructuring charges and income, asset impairment charges, acquisition and divestiture-related costs, or certain other items, if any, the exclusion of which the Company believes improves the comparability and analysis of the ongoing operating performance of the business. Accordingly, the term “segment operating profit” is a non-GAAP measure and is defined as the segment’s portion of “operating profit” excluding those items. All other general corporate expenses have been allocated as operating costs to each of the Company’s reportable segments and All Other. Effective January 1, 2022, the Company changed its measure of segment operating profit to exclude amortization of acquisition intangibles. Accordingly, the prior year's segment operating profit has been revised to conform with the current presentation for comparability.

The following table summarizes restructuring/asset impairment charges/(income) attributable to each of the Company’s segments during the third quarter of 2022 and 2021 ($ in thousands):

	Three Months Ended
	October 2, 2022	October 3, 2021
Restructuring/Asset impairment charges/(income):
Consumer Packaging	$4,350	$2,734
Industrial Paper Packaging	7,674	(1,888)
All Other	18	555
Corporate	8,610	2,087
Restructuring/Asset impairment charges	$20,652	$3,488
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
Segment sales increased approximately 72 percent compared to the prior year’s quarter due primarily to the acquisition of Metal Packaging and strong strategic pricing performance. Positive volume/mix growth in the segment was driven by global rigid paper containers, where gains were seen in North America, Asia, and Latin America, and in the flexible packaging business. These gains were partially offset by the negative impacts of foreign exchange due to the stronger U.S. dollar.
Segment operating profit increased 93 percent with the main driver being the Metal Packaging acquisition, along with favorable price/cost, including the benefits of strategic pricing actions supported by positive volume/mix and productivity. As a result, segment operating margin improved to 12 percent in the quarter from 11 percent in the 2021 period.

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
Segment sales increased 4 percent from the prior year's quarter due to strong strategic pricing performance, partially offset by the negative impacts of foreign exchange and lower volume/mix globally in both paper and converted products.
Segment operating profit increased 48 percent from the prior year’s quarter, driven by positive price/cost, including the benefits of strategic pricing actions, which was somewhat offset by lower volume/mix. As a result, segment operating profit margin improved to 12 percent in the current year's quarter from 9 percent in the prior year.
During the third quarter of 2022, as part of Project Horizon, the #10 paper machine on the Company's Hartsville campus was shut down to allow for its conversion from a corrugated medium machine to an uncoated recycled paperboard (“URB”) machine. This planned shutdown resulted in an expected loss of volume and lower absorption of fixed costs. Late in the third quarter, the #10 machine began production of URB. As previously disclosed, the new URB machine was designed with the goal of being one of the largest and lowest-cost producers of URB in the world, with a targeted annual production capacity of 180,000 tons and capable of producing a wide range of high-value paper grades to service the Company's Industrial Paper Packaging businesses and external trade customers. Project Horizon is expected to drive significant annualized cost savings as production ramps through 2023 and beyond.
All Other
Businesses grouped as All Other include healthcare packaging, protective and retail security packaging and industrial plastic products. These businesses include the following products and services: thermoformed rigid plastic trays and devices; custom-engineered molded foam protective packaging and components; temperature-assured packaging; injection molded and extruded containers, spools and parts; retail security packaging, including printed backer cards, thermoformed blisters and heat-sealing equipment; and paper amenities. Prior to the divestiture of the Company’s U.S. display and packaging business on April 4, 2021, this business, which included point-of-purchase displays, fulfillment operations, and contract packaging, was reported in All Other.

Sales for All Other improved 10 percent from the prior year’s quarter due primarily to positive strategic pricing performance. Volume/mix for the businesses in All Other was essentially flat as growth in molded foam and temperature-assured packaging was offset by declines in the plastics businesses.
All Other operating profit improved 19.2 percent from the prior year's quarter due primarily to positive strategic pricing performance. Operating margin increased slightly to 7.8 percent in the quarter from 7.1 percent in 2021.

Nine Months Ended October 2, 2022 Compared with Nine Months Ended October 3, 2021
RECONCILIATIONS OF GAAP TO NON-GAAP FINANCIAL MEASURES
The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures in the Company’s Condensed Consolidated Statements of Income for each of the periods presented.

SONOCO PRODUCTS COMPANY

	For the nine-month period ended October 2, 2022
Dollars in thousands, except per share data	GAAP	Restructuring/Asset Impairments	Amortization of Acquisition Intangibles	Acquisition/Divestiture Related	Other Adjustments(1)	Base
Operating profit	$548,480	$43,357	$60,361	$62,655	$21,183	$736,036
Non-operating pension costs	4,251	—	—	—	(4,251)	—
Interest expense, net	67,792	—	—	—	136	67,928
Income before income taxes	$476,437	$43,357	$60,361	$62,655	$25,298	$668,108
Provision for income taxes	116,712	7,339	14,666	15,529	9,607	163,853
Income before equity in earnings of affiliates	$359,725	$36,018	$45,695	$47,126	$15,691	$504,255
Equity in earnings of affiliates, net of tax	10,151	—	—	—	—	10,151
Net income	$369,876	$36,018	$45,695	$47,126	$15,691	$514,406
Net (income) attributable to noncontrolling interests	(642)	286	—	—	—	(356)
Net income attributable to Sonoco	$369,234	$36,304	$45,695	$47,126	$15,691	$514,050
Per diluted common share*	$3.74	$0.37	$0.46	$0.48	$0.16	$5.21
*Due to rounding individual items may not sum across
(1) See table in “Results of Operations – Overview” below for details related to the after-tax impact of major components.

	For the nine-month period ended October 3, 2021
Dollars in thousands, except per share data	GAAP	Restructuring/Asset Impairments	Amortization of Acquisition Intangibles(1)(2)	Acquisition/Divestiture Related	Other Adjustments(1)	Base
Operating profit	$382,112	$8,889	$37,117	$12,503	$(12,797)	$427,824
Non-operating pension costs	562,818	—	—	—	(562,818)	—
Interest expense, net	46,744	—	—	—	2,165	48,909
Loss from the early extinguishment of debt	20,184	—	—	—	(20,184)	—
Income before income taxes	$(247,634)	$8,889	$37,117	$12,503	$568,040	$378,915
Provision for income taxes	(91,542)	2,653	9,194	2,984	166,271	89,560
Income before equity in earnings of affiliates	$(156,092)	$6,236	$27,923	$9,519	$401,769	$289,355
Equity in earnings of affiliates, net of tax	5,701	—	—	—	—	5,701
Net (loss)/income	$(150,391)	$6,236	$27,923	$9,519	$401,769	$295,056
Net (income) attributable to noncontrolling interests	(243)	—	—	—	—	(243)
Net (loss)/income attributable to Sonoco	$(150,634)	$6,236	$27,923	$9,519	$401,769	$294,813
Diluted Weighted average common shares outstanding(3):	100,039				468	100,507
Per diluted common share*	$(1.51)	$0.06	$0.28	$0.09	$4.00	$2.93
*Due to rounding individual items may not sum across
(1) See table in “Results of Operations – Overview” below for details related to the after-tax impact of major components.
(2) Effective January 1, 2022, the Company changed its measure of base operating profit to exclude amortization of acquisition intangibles. Accordingly, base operating profit for 2021 has been revised to conform with the current presentation.
(3) Due to the magnitude of certain expenses considered by management to be non-base and included in Other Adjustments, the Company reported a year-to-date GAAP Net loss attributable to Sonoco. In instances where a company has a net loss, GAAP requires that the company shall not consider any unexercised share awards or other like instruments dilutive for purposes of calculating weighted average shares outstanding. Accordingly, the Company did not consider any unexercised share awards dilutive in calculating weighted average shares outstanding for GAAP purposes in the table above, which resulted in basic weighted average shares outstanding and diluted weighted average common shares outstanding being the same. However, the Company also presents base net income attributable to Sonoco, which excludes the net non-base items. In order to maintain consistency in the computation of base diluted earnings per share, unexercised stock instruments that meet GAAP requirements for dilution were considered dilutive to the same extent they would be if GAAP net income attributable to Sonoco were equal to base net income attributable to Sonoco.

SONOCO PRODUCTS COMPANY
RESULTS OF OPERATIONS
The following discussion provides a review of results for the nine-month period ended October 2, 2022 compared with the nine-month period ended October 3, 2021.
OVERVIEW
Net sales for the first nine months of 2022 increased 34.3 percent to $5.6 billion, compared with $4.2 billion in the same period last year. This improvement reflects increases from strong pricing performance and sales added from the January 26, 2022 acquisition of Metal Packaging. These benefits were partially offset by the negative impact of foreign currency translation and the April 2021 U.S. display and packaging divestiture.

Net income/(loss) attributable to Sonoco for the first nine months of 2022 increased to $369.2 million, or $3.74 per diluted share, compared to $(150.6) million, or $(1.51) per diluted share, reported for the same period of 2021. These GAAP results include net after-tax, non-base charges totaling $144.8 million and $445.4 million in the first nine months of 2022 and 2021, respectively. The major components of these non-base amounts are shown below:

	Nine Months Ended
($ in millions)	October 2, 2022	October 3, 2021
Other net restructuring and asset impairment charges	$27.1	$6.2
Loss from exiting Russia	9.2	—
Amortization of acquisition intangibles	45.7	27.9
Amortization of fair value adjustments to Metal Packaging inventory	24.7	—
Acquisition and divestiture-related costs	22.4	9.5
Changes in LIFO inventory reserve	18.7	—
Turkey hyperinflationary accounting impact	0.8	—
Net gain on other derivatives	(1.7)	(2.2)
Insurance settlement gains	(2.1)	(4.4)
Loss from the early extinguishment of debt	—	15.0
Loss on divestiture of businesses	—	1.2
Refund of foreign VAT and applicable interest	—	(3.1)
Euro derivative gain related to euro loan repayment	—	(3.3)
Other non-operating pension costs	3.1	11.8
Pension settlement charges (Inactive Plan)	—	406.5
Other non-base income tax (gains)/charges	(3.0)	11.9
Net recognized benefit on 2017 amended U.S. income tax return	—	(30.0)
All other non-base gains	(0.1)	(1.6)
Total non-base charges, after tax	$144.8	$445.4
Adjusted for these items, base earnings for the nine-month period ending October 2, 2022 increased 74 percent to $514.1 million, or $5.21 per diluted share, from $294.8 million, or $2.93 per diluted share, in the same period in 2021.
The increase in base earnings of $219.2 million is largely attributable to strong pricing performance, earnings from the Metal Packaging acquisition, and productivity improvements. These gains were partially offset by the 2021 divestiture of the Company’s U.S. display and packaging business, higher interest expense related to the financing of the Metal Packaging acquisition, and increased compensation and benefit costs.

SONOCO PRODUCTS COMPANY
OPERATING REVENUE
Net sales for the first nine months of 2022 increased $1.4 billion from the same period in 2021.
The components of the sales change were:

($ in millions)
Volume/mix	$(39)
Selling prices	823
Acquisitions and divestitures, net	765
Foreign currency translation and other, net	(126)

Total sales increase	$1,423

Selling price gains were driven by a combination of passing through higher costs and benefits realized by strategic pricing initiatives aimed at capturing more of the value provided by the Company’s products. Net sales added by acquisitions and divestitures were driven by the January 26, 2022 acquisition of Metal Packaging.

COSTS AND EXPENSES
Cost of goods sold increased $1,095.9 million, or 32.7 percent, while the Company’s gross profit margin percentage increased to 20.2 percent for the first nine months of 2022, compared to 19.2 percent in the prior-year period. The increase was driven primarily by inflation, which also had the impact of increasing the Company’s LIFO inventory reserves, and costs added by the acquisition of Metal Packaging, including expensing the acquisition-date fair value adjustments to finished goods inventory. Gross profit margin improved due to positive price/cost relationship and productivity improvements.
GAAP SG&A costs for the first nine months of 2022 increased $129.3 million, or 31.9 percent, year over year. The year-over-year increase was largely driven by higher acquisition and divestiture transaction costs, increased amortization of acquisition intangibles, increased compensation and other benefit costs, and absence of non-recurring gains from 2021 life insurance gains and a 2021 foreign VAT refund.
Net restructuring costs and asset impairment charges totaled $43.4 million in the first nine months of 2022, compared with $8.9 million of net charges in the same period last year. The year-over-year increase was driven by higher year-over-year restructuring activity in the current year, including a $9.2 million impairment charge resulting from the Company’s exit from its Russian operations. Prior year restructuring costs were offset by gains recorded in 2021 for the sale of buildings at previously closed facilities. Additional information regarding restructuring and asset impairment charges is provided in Note 5 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Non-operating pension costs decreased $558.6 million year over year due to the settlement in the second quarter of 2021 of the Inactive Plan and the resulting $547.3 million settlement charge. Additional information regarding pension settlement charges is provided in Note 11 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Additionally, in the second quarter of 2021 the Company recognized a loss on the early extinguishment of debt totaling $20.2 million. This loss was pursuant to a tender offer through which the Company retired a portion of its 5.750% notes due November 2040. See Note 8 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
GAAP net interest expense for the first nine months of 2022 increased to $67.8 million, compared with $46.7 million during the first nine months of 2021. The increase was primarily due to higher debt balances related to the financing transactions used to fund the Metal Packaging acquisition in January 2022.
The effective tax rates on GAAP and Base earnings in the first nine months of 2022 were 24.5 percent and 24.5 percent, respectively, compared with 37.0 percent and 23.6 percent for the GAAP loss and Base earnings, respectively, in the prior-year period. The decrease in the 2022 GAAP rate was largely driven by the absence of the 2021 pension settlement charge and the 2022 release of valuation allowances on the Company’s state net operating loss carryforwards. The base rate was higher than in the prior year due largely to the 2022 absence of a release of uncertain tax position reserves upon expiration of the statute of limitations that occurred in 2021.

SONOCO PRODUCTS COMPANY
REPORTABLE SEGMENTS
The following table summarizes net sales attributable to each of the Company’s segments during the first nine months of 2022 and 2021 ($ in thousands):

	Nine-Month Period Ended
	October 2, 2022	October 3, 2021	% Change
Net sales:
Consumer Packaging	$2,888,630	$1,779,525	62.3%
Industrial Paper Packaging	2,087,981	1,809,159	15.4%
All Other	597,919	562,567	6.3%
Net sales	$5,574,530	$4,151,251	34.3%
The following table summarizes operating profit attributable to each of the Company’s segments during the first nine months of 2022 and 2021 ($ in thousands):

	Nine-Month Period Ended
	October 2, 2022	October 3, 2021	% Change
Operating profit:
Segment operating profit:
Consumer Packaging	$440,889	$212,997	107.0%
Industrial Paper Packaging	248,721	167,568	48.4%
All Other	46,426	47,259	(1.8)%
Total segment operating profit	736,036	427,824	72.0%
Restructuring/Asset impairment charges	(43,357)	(8,889)
Amortization of acquisition intangibles	(60,361)	(37,117)
Other non-base charges, net	(83,838)	294
Operating profit	$548,480	$382,112	43.5%

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
The following table summarizes restructuring/asset impairment charges/(income) attributable to each of the Company’s segments during the first nine months of 2022 and 2021 ($ in thousands):

	Nine-Month Period Ended
	October 2, 2022	October 3, 2021
Restructuring/Asset impairment charges/(income):
Consumer Packaging	$9,459	$6,150
Industrial Paper Packaging	19,194	(4,827)
All Other	(399)	5,474
Corporate	15,103	2,092
Restructuring/Asset impairment charges	$43,357	$8,889
Consumer Packaging
Segment sales increased 62.3 percent year to date compared to the prior-year period driven by increased selling prices, largely implemented to recover increased raw material and other operating costs, sales added by the acquisition of Metal Packaging, and increased volume.

SONOCO PRODUCTS COMPANY
Year-to-date segment operating profit increased 107.0 percent driven by the Metal Packaging acquisition along with favorable price/cost, including the benefits of strategic pricing initiatives, and productivity gains. As a result, segment operating profit margin increased 329 basis points to 15.3 percent.
Industrial Paper Packaging
Segment sales increased 15.4 percent year to date versus the prior-year period due to increased selling prices, largely implemented to recover increased raw material and other operating costs, partially offset by a negative volume/mix impact and a negative impact from foreign currency translation.
Segment operating profit increased 48.4 percent from the prior-year period driven by price/cost gains, including the benefits of strategic pricing initiatives. These gains were partially offset by somewhat lower volume and a negative impact from foreign exchange. As a result, segment operating margins were up 265 basis points to 11.9 percent.
All Other
Sales for All Other increased 6.3 percent year to date due primarily to increased selling prices, which were implemented to recover increased costs, and increased volume. These gains were reduced by the impact of the 2021 U.S. display and packaging divestiture. Excluding that divestiture, volume/mix for businesses grouped in All Other improved approximately 2.7 percent, driven primarily by demand improvements in several businesses, most notably molded foam and temperature-assured packaging businesses.
All Other operating profit declined 1.8 percent year to date due to the impact of the divested display and packaging business and a negative impact from foreign exchange. These were partially offset by a positive price/cost relationship. Segment operating margin declined to 7.8 percent year to date from 8.4 percent in 2021.

Financial Position, Liquidity and Capital Resources
Cash generated from operations for the first nine months of 2022 was $322.1 million, compared with $220.1 million in the same period of 2021, an increase of $102.0 million. GAAP net income increased by $520.3 million year over year, as prior year net income included non-cash, after-tax pension settlement charges totaling $406.5 million from the settlement of the Inactive Plan. Cash contributions to the Company's retirement plans were $33.5 million in 2022, significantly lower than the $165.3 million of contributions in the prior year, due to contributions required in 2021 to fully fund the Inactive Plan prior to settlement. Net working capital used $317.0 million of cash in the first nine months of 2022, compared with $74.6 million in the same period of 2021. While current-year inflation was a key driver of that increase, seasonal inventory build in both the Company's plastics food businesses and newly-acquired Metal Packaging business also contributed to the change. The Company continues to actively manage all components of net working capital in an effort to minimize the impact on cash utilization while also supporting the needs of our customers and mitigating stock-out risk.
Changes in accrued expenses and other assets and liabilities provided $15.7 million in the nine-month period ended October 2, 2022 compared with using $8.5 million in the same period last year. The $24.3 million increased provision of operating cash flow was largely driven by higher interest accruals stemming from debt issued in connection with the Metal Packaging acquisition and higher year-over-year management incentive accruals.
Investing activities used $1.6 billion of cash in the first nine months of 2022, compared with $50.9 million in the same period last year. The higher year-over-year use of cash was primarily attributable to acquisition spending, which increased $1.3 billion from the prior year due to the acquisition of Metal Packaging on January 26, 2022. Net capital expenditures during the first nine months of 2022 were $230.7 million, $84.7 million higher than the same period last year. While spending continued for Project Horizon, the modernization of the Company's Hartsville paper mill complex which began in 2020, the year-over-year increase was largely driven by increased strategic investments in growth and productivity projects in the Consumer Packaging segment, including incremental capital spending associated with the acquisition of Metal Packaging. Capital spending for the remainder of 2022 is expected to be approximately $69 million, bringing total 2022 net capital spending to approximately $300 million, compared to $242.9 million in 2021. Proceeds from the sale of businesses added $91.6 million of cash in the first nine months of 2021 as the Company received cash from the sale of its U.S. display and packaging business as well as from the working capital settlement and release of escrow from the 2020 sale of its European contract packaging business. Other net investing proceeds, primarily insurance proceeds received in 2021, were $8.8 million lower year over year.
Financing activities provided $1.3 billion of cash in the nine-month period ended October 2, 2022, while using $563.2 million in the corresponding prior-year period, a year-over-year increase of $1.8 billion. The increase was driven by higher net debt proceeds/repayments, which provided $1.7 billion more cash year over year. Current-year borrowings include $1.2 billion of net proceeds from the issuance of unsecured notes and $300 million of proceeds from the Term

SONOCO PRODUCTS COMPANY
Loan Facility, which were used primarily to fund the Metal Packaging acquisition. The Company used cash of $14.5 million to purchase a noncontrolling interest in the first quarter of 2022. Cash used to repurchase the Company's common stock was $4.1 million in the first nine months of 2022 compared to $159.7 million in the same period last year. The higher share repurchases in the prior year were primarily the result of an accelerated share repurchase executed pursuant to an authorization approved by the Company's Board of Directors in April 2021.
Cash and cash equivalents totaled $182.2 million and $171.0 million at October 2, 2022 and December 31, 2021, respectively. Of these totals, approximately $149.6 million and $154.4 million, respectively, were held outside of the United States by the Company’s foreign subsidiaries. Cash held outside of the United States is available to meet local liquidity needs, or for capital expenditures, acquisitions, and other offshore growth opportunities. Reflecting the financing actions described above, the Company believes it has ample domestic liquidity from a combination of cash on hand, expected future operating cash flow, and access to bank and capital markets borrowings. The Company has generally considered its foreign unremitted earnings to be indefinitely invested outside the United States and currently has no plans to repatriate such earnings, other than excess cash balances that can be repatriated at minimal tax cost. Accordingly, the Company is not providing for taxes on these amounts for financial reporting purposes. Computation of the potential deferred tax liability associated with unremitted earnings considered to be indefinitely reinvested is not practicable.
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
During the nine-month period ended October 2, 2022, the Company reported a net decrease in cash and cash equivalents of $11.2 million due to currency translation adjustments resulting from a stronger U.S. dollar relative to certain foreign currencies in which cash and cash equivalents were held.
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
At October 2, 2022, the Company had scheduled debt maturities of approximately $417 million over the next twelve months, including $285 million of outstanding commercial paper balances. Also at October 2, 2022, the Company had $182 million in cash and cash equivalents on hand and $750 million in committed capacity under its revolving credit facility, of which $465 million was available for draw down net of outstanding commercial paper balances. The Company

SONOCO PRODUCTS COMPANY
believes these amounts, combined with expected net cash flows generated from operating and investing activities, will provide ample liquidity to cover these debt maturities and other cash flow needs of the Company over the course of the next twelve months.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenants currently require the Company to maintain a minimum level of interest coverage and a minimum level of net worth, as defined in the agreements. As of October 2, 2022, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.
On September 23, 2022, the Company entered into a definitive agreement to acquire S.P. Holding, Skjern A/S ("Skjern"), a privately owned manufacturer of paper based in Skjern, Denmark. The estimated $88 million (purchase price subject to foreign currency fluctuations) all-cash transaction is expected to be completed in the fourth quarter of 2022, subject to customary closing conditions, and is expected to be funded using cash on hand and available borrowing capacity.
The Company continually explores strategic acquisition opportunities which may result in the use of cash. Given the nature of the acquisition process, the timing and amounts of such expenditures are not always predictable. The Company expects that any acquisitions requiring funding in excess of cash on hand would be financed using available borrowing capacity.
The Company anticipates making additional contributions to its other pension and postretirement plans of approximately $4 million during the remainder of 2022, which would result in total contributions to these plans of approximately $38 million in 2022. Future funding requirements beyond the current year will vary depending largely on actual investment returns, future actuarial assumptions, and legislative actions.
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
Due to the highly inflationary economy in Venezuela, the Company considers the U.S. dollar to be the functional currency of its Venezuelan operations and uses the official exchange rate when remeasuring the financial results of those operations. Economic conditions in Venezuela have worsened considerably over the past several years and there is no indication that conditions are likely to improve in the foreseeable future. Further deterioration could result in the recognition of an impairment charge or a deconsolidation of the Company's Venezuelan subsidiary. At October 2, 2022, the carrying value of the Company's net investment in its Venezuelan operations was approximately $2.0 million. In addition, at October 2, 2022, the Company's Accumulated Other Comprehensive Loss included a cumulative translation loss of $3.8 million related to its Venezuelan operations which would need to be reclassified to net income in the event of a complete exit of the business or a deconsolidation of the Venezuelan operations.
During the first quarter of 2022, the three-year cumulative rate of inflation in Turkey rose above 100 percent, the threshold at which it is deemed to be a highly inflationary economy under U.S. GAAP. Accordingly, effective as of the beginning of the second quarter of 2022, the Company considers the U.S. dollar to be the functional currency of its operations in Turkey and has remeasured monetary assets and liabilities denominated in Turkish lira to U.S. dollars with changes recorded through earnings. The impact of applying highly inflationary accounting to Turkey through the end of the third quarter of 2022 was a pretax charge of approximately $2.8 million (approximately $2.1 million after tax). The magnitude of future earnings impacts is uncertain as such impacts are dependent upon unpredictable movements in the Turkish lira relative to the U.S. dollar. In addition to remeasurement-related charges, significant deterioration in the

SONOCO PRODUCTS COMPANY
Turkish economy could result in the recognition of future impairment charges. However, the Company believes its exposure is limited to its net investment in Turkey which as of October 2, 2022, approximated $16.3 million.
The Company routinely enters into derivative currency contracts to fix the exchange rate on certain anticipated foreign currency cash flows. The total market value of these instruments was a net unfavorable position of $1.5 million at October 2, 2022 and a net unfavorable position of $0.1 million at December 31, 2021. These contracts qualify as cash flow hedges and have maturities ranging to September 2023. In addition, at October 2, 2022, the Company had various currency contracts outstanding to fix the exchange rate on certain foreign currency assets and liabilities. Although placed as an economic hedge, the Company does not apply hedge accounting to these contracts, the fair value of which was not material at October 2, 2022 and December 31, 2021.
The Company routinely enters into derivative commodity contracts to fix the cost of a portion of anticipated raw materials and energy-related purchases. The total net fair market value of these instruments was a favorable position of $4.3 million and $2.2 million at October 2, 2022 and December 31, 2021, respectively. Natural gas contracts covering approximately 8.8 million MMBTUs were outstanding at October 2, 2022. These contracts, some of which are designated as cash flow hedges, have maturities ranging to December 2024.
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
During the first nine months of 2022, the U.S. dollar strengthened against the euro, the British pound, the Canadian dollar, the Brazilian real, and the Mexican peso, the functional currencies in which a majority of the Company's foreign investments are held. The net impact of these changes resulted in a translation loss of $155.2 million being recorded in "Accumulated other comprehensive loss" for the nine-month period ended October 2, 2022.
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
The Company completed its most recent annual goodwill impairment testing during the third quarter of 2022. For testing purposes, the Company performed an assessment of each reporting unit using either a qualitative evaluation or a quantitative test. The Company’s assessments, whether qualitative or quantitative, incorporate management’s expectations for the future, including forecasted growth rates and/or margin improvements. Therefore, should there be changes in the relevant facts and circumstances and/or expectations, management’s conclusions regarding goodwill impairment may change as well.
In considering the level of uncertainty regarding the potential for goodwill impairment, management has concluded that any such impairment would, in most cases, likely be the result of adverse changes in more than one assumption. Management considers the assumptions used to be its best estimates across a range of possible outcomes based on available evidence at the time of the assessment. Other than in the Plastics - Healthcare and Protexic reporting units, which are discussed below, there is no specific singular event or single change in circumstances management has identified that it believes could reasonably result in a change to expected future results in any of its reporting units sufficient to result in goodwill impairment. In management’s opinion, a change of such magnitude would more likely be the result of changes to some combination of the factors identified above, a general deterioration in competitive position, introduction of a superior technology, significant unexpected changes in customer preferences, an inability to pass through significant raw material cost increases, and other such items as identified in “Item 1A. Risk Factors” on pages 9-19 of the Company's 2021 Annual Report on Form 10-K.
Sensitivity Analysis
In the annual goodwill impairment analysis completed during the third quarter of 2022, projected future cash flows for the Plastics - Healthcare reporting unit were discounted at 9.8% and its estimated fair value was determined to exceed its carrying value by approximately 18.0%. Based on the discounted cash flow model and holding other valuation assumptions constant, the discount rate would have to be increased to 11.0% in order for the estimated fair value of the reporting unit to fall below carrying value. Total goodwill associated with this reporting unit was $60.7 million at October 2, 2022.
The projected future cash flows for the Protexic reporting unit were discounted at 9.5% and its estimated fair value was determined to exceed its carrying value by approximately 18.3%. Based on the discounted cash flow model and holding other valuation assumptions constant, the discount rate would have to be increased to 11.5% in order for the estimated fair value of the reporting unit to fall below carrying value. Total goodwill associated with this reporting unit was $29.1 million at October 2, 2022.
Other Asset Impairments - Russia
The Company recognized asset impairment charges totaling $9.2 million during the nine-month period ended October 2, 2022 as a result of exiting its operations in Russia due to the ongoing Russia-Ukraine conflict. The impairment charges included $3.7 million of cumulative currency translation adjustment losses that were reclassified from accumulated other comprehensive income upon completion of the Company’s exit from Russia on July 1, 2022. The impairment charges are reflected in “Restructuring/Asset impairment charges” in the Company's Condensed Consolidated Statements of Income for the nine-month period ended October 2, 2022. These operations consisted of two small tube and core plants in our Industrial Paper Packaging segment with approximately 70 employees and annual sales in 2021 of approximately $21 million.

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
Evaluation of Disclosure Controls and Procedures
Under the supervision, and with the participation, of our management, including our Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, (“the Exchange Act”) of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO concluded that such controls and procedures, as of October 2, 2022, the end of the period covered by this Quarterly Report on Form 10-Q, were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. For this purpose, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information that is required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting occurring during the quarter ended October 2, 2022, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
Environmental Matters
The Company has been named as a potentially responsible party (“PRP”) at several environmentally contaminated sites not owned by the Company. All of the sites are also the responsibility of other parties. The Company’s liability, if any, is shared with such other parties, but the Company’s share has not been finally determined in most cases. In some cases, the Company has cost-sharing arrangements with other PRPs with respect to a particular site. Such agreements relate to the sharing of legal defense costs or cleanup costs, or both. The Company has assumed, for purposes of estimating amounts to be accrued, that the other parties to such cost-sharing agreements will perform as agreed. It appears that final resolution of some of the sites is years away, and actual costs to be incurred for these environmental matters in future periods is likely to vary from current estimates because of the inherent uncertainties in evaluating environmental exposures. Accordingly, the ultimate cost to the Company with respect to such sites, beyond what has been accrued at October 2, 2022, cannot be determined. As of October 2, 2022 and December 31, 2021, the Company had accrued $7.1 million and $7.4 million, respectively, related to environmental contingencies. The Company periodically reevaluates the assumptions used in determining the appropriate reserves for environmental matters as additional information becomes available and, when warranted, makes appropriate adjustments.

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

SONOCO PRODUCTS COMPANY
(Registrant)

Date:	November 2, 2022	By:	/s/ Robert R. Dillard
Robert R. Dillard
Chief Financial Officer
(principal financial officer)

/s/ Aditya Gandhi
Aditya Gandhi
Chief Accounting Officer
(principal accounting officer)