Form 10-K
period 2022-12-31
SONOCO PRODUCTS CO
filed 2023-02-28
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting common stock held by nonaffiliates of the registrant (based on the New York Stock Exchange closing price) on July 1, 2022, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $5,708,937,090.
As of February 17, 2023, there were 97,776,921 shares of no par value common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the annual meeting of shareholders to be held on April 19, 2023, which statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference in Part III.

SONOCO PRODUCTS COMPANY
Forward-Looking Statements
Statements included in this Annual Report on Form 10-K that are not historical in nature, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those settlements are based, are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. In addition, the Company and its representatives may from time to time make other oral or written statements that are also “forward-looking statements.” Words such as "anticipate," "aspires," "assume," "believe," "can," "committed," "commitment," "consider," "could," "envision," “estimate,” "expect," "forecast," "future," "goal," "guidance," “intend,” "may," "might," "objective," "opportunity," "outlook," “plan,” "potential," "project," "re-envision," “strategy,” “target,” “will,” “would,” or the negative thereof, and similar expressions identify forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements regarding:
•availability and supply of raw materials and energy, and offsetting high raw material and energy costs, including the potential impact of changes in tariffs;
•the effects of economic downturns, inflation, volatility and other macroeconomic factors on the Company and its industry;
•the resiliency of the Company's operating model;
•reduced supply chain and labor disruptions and benefits to the Company therefrom;
•potential impacts of the COVID-19 pandemic on the Company's business, operations and financial condition;
•consumer and customer actions in connection with the COVID-19 pandemic and the Russia-Ukraine military conflict;
•improved productivity and cost containment, including cost savings from the Company's investments;
•improving margins and leveraging strong cash flow and financial position;
•effects and timing of, and anticipated synergies and gains resulting from, pending and completed acquisitions and divestitures, including the Company's acquisitions of Ball Metalpack Holding, LLC ("Ball Metalpack"), renamed Sonoco Metal Packaging ("Metal Packaging"), S.P. Holding, Skjern A/S ("Skjern"), and RTS Packaging, LLC ("RTS") and the Company's sale of its Sonoco Sustainability Solutions ("S3") business;
•costs, timing and effects of restructuring and portfolio simplification activities;
•adequacy and anticipated amounts and uses of cash flows;
•capital allocation, including expected amounts of capital spending and expected annualized cost savings and other benefits therefrom;
•the Company's capital structure, including the incurrence of debt and the refinancing and repayment of debt;
•financial and business strategies and the results expected of them, including with respect to pricing, capital deployment and commercial, operational and supply chain excellence;
•financial results and profitability for future periods;
•producing improvements in earnings;
•profitable sales growth and rates of growth;
•market opportunities and anticipated growth thereof;
•market leadership;
•expected impact and costs of resolution of legal proceedings;
•extent of, and adequacy of provisions for, environmental liabilities and sustainability commitments;
•commitments to reduce greenhouse gas emissions;
•the Company's human capital management strategy
•adequacy of income tax provisions, realization of deferred tax assets, outcomes of uncertain tax issues and tax rates;
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
2 FORM 10-K SONOCO 2022 ANNUAL REPORT

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
•ability to manage the mix of business and execute on the Company's portfolio simplification strategy to take advantage of growing markets while reducing cyclical effects of some of the Company's existing businesses on operating results;
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
•ability to successfully integrate newly acquired businesses into the Company's operations and realize synergies and other anticipated benefits within the expected time period, or at all;
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
•failure to maintain effective disclosure controls and internal control procedures to prevent or detect errors or acts of fraud;
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
•ability to meet commitments to reduce greenhouse gas emissions and to meet environmental, social, and governance ("ESG") goals and other sustainability commitments;
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
3 FORM 10-K SONOCO 2022 ANNUAL REPORT

PART I

Item 1. Business
(a) General Development of Business –
Sonoco Products Company ("Sonoco," "the Company," "we," "us," or "our") is a South Carolina corporation founded in Hartsville, South Carolina, in 1899 as the Southern Novelty Company. At its beginnings in 1899, a team of 12 people worked from a rented warehouse to produce the Company’s first product, a cone-shaped paper yarn carrier used for winding and transporting yarn. Since most of the textile cones of that day were wooden, paper cones were a novelty. The Company soon became the leading producer of cones in the United States. The Southern Novelty Company continued to diversify its product line and add new operations around the country. In 1923, the Southern Novelty Company name was changed to Sonoco Products Company, or "Sonoco," using the first two letters from each word of its original name.
Sonoco is now a multi-billion dollar global designer, developer, and manufacturer of a variety of highly-engineered and sustainable packaging serving multiple end markets. As of December 31, 2022, the Company had approximately 310 locations in 32 countries, serving some of the world’s best-known brands in some 85 nations. Sonoco is committed to creating sustainable products, services and programs for our customers, employees and communities that support our corporate purpose: Better Packaging. Better Life. Our goal is to bring more to packaging than just the package by offering integrated packaging solutions that help define brand personalities, create unique customer experiences, and enhance the quality of products. We seek to help our customers solve their packaging challenges by connecting insights to innovation and developing customized solutions that are tailored to the customer’s goals and objectives.
(c) Description of Business –
Segment Reporting
The Company currently reports its financial results in two reportable segments – Consumer Packaging and Industrial Paper Packaging, with all remaining businesses reported as All Other. Further information about the Company’s reportable segments is provided in Note 18 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Consumer Packaging
The Consumer Packaging segment accounted for approximately 52%, 42% and 43% of the Company’s consolidated net sales in the years ended December 31, 2022, 2021 and 2020, respectively. The operations in this segment consisted of 87 plants throughout the world as of December 31, 2022. Products within the Consumer Packaging segment consist of rigid packaging (paper, metal, and plastic) and flexible packaging, primarily serving the consumer staples market focused on food, beverage, household, and personal products.
Our rigid paper containers are manufactured from 100% recycled paperboard provided primarily from Sonoco global paper operations. These paper products are primarily used in the food and beverage markets including snacks, baked goods, powdered drinks, and confectionary goods. With the Ball Metalpack acquisition in 2022, we expanded our manufacturing capability in steel and aluminum metal fabrication beyond our existing metal ends and closures products to include metal packaging products for food and household products including vegetables, tomatoes, fruit, spray cleaners, paint, and other products. Our rigid plastic products are comprised of thermoformed plastic trays and enclosures for fresh produce, condiments, and pre-packaged foods. Our flexible packaging is comprised primarily of plastic packaging serving a variety of food and personal product applications where high-barrier properties are critical for freshness and shelf-life.
Within the Consumer Packaging segment, Sonoco’s rigid paper containers are the Company’s largest revenue-producing group of products and services, representing approximately 21% of consolidated net sales in the year ended December 31, 2022. This group comprised 24% and 25% of consolidated net sales in 2021 and 2020, respectively.
Industrial Paper Packaging
The Industrial Paper Packaging segment accounted for approximately 37%, 44% and 38% of the Company’s consolidated net sales in the years ended December 31, 2022, 2021 and 2020, respectively. This segment served its markets through 182 plants on five continents as of December 31, 2022. Sonoco’s paper operations provide the primary raw material for the Company’s fiber-based packaging. Sonoco uses approximately 49% of the paper it manufactures, and the remainder is sold to third parties. This vertical integration strategy was supported by 23 paper mills with 29 paper machines throughout the world as of December 31, 2022.The Company also operates 23 recycling facilities in the United States capable of recycling old corrugated containers, paper, plastics, metals, and other recyclable materials that can be processed back through the Sonoco manufacturing ecosystem. In 2022, Sonoco had the capacity to manufacture approximately 2.2 million tons of recycled paperboard per year. Products within the Industrial Paper Packaging segment consist primarily of goods produced from recycled fiber including paperboard tubes, cores, and cones, paper-based protective materials and uncoated recycled paperboard for high-end applications such as folding cartons, can board, and laminated structures.
Products across this segment support multiple end markets in industrials (construction and building products, and industrial distribution), consumer staples (food and beverage, food distribution, household and personal products), and consumer discretionary (home building, appliances, apparel, and home furnishings), as well as various other end markets.
In 2022, Sonoco’s tubes and cores products were the Company’s second largest revenue-producing group of products, representing approximately 18% of consolidated net sales in the year ended December 31, 2022. This group comprised 21% and 19% of consolidated net sales in 2021 and 2020, respectively.
All Other
The businesses grouped as All Other accounted for approximately 11%, 14%, and 19% of the Company’s consolidated net sales in the years ended December 31, 2022, 2021 and 2020, respectively. The operations in this segment consisted of 39 plants throughout the world as of December 31, 2022. Products within the All Other businesses consist of a variety of packaging materials including plastic, paper, foam, and various other specialty materials. All Other businesses serve a wide variety of end markets including consumer staples, consumer discretionary, industrial, and pharmaceuticals. Prior to their divestitures in 2020 and 2021, the Company's global display and packaging businesses, which included point-of-purchase displays, fulfillment operations, and contract packaging, were reported in All Other.

4 FORM 10-K SONOCO 2022 ANNUAL REPORT

Other Aspects of the Company's Business
Product Distribution – Each of the Company’s operating units has its own sales staff and maintains direct sales relationships with its customers. Some of the units have service staff at the manufacturing facility that interact directly with customers. The Industrial Paper Packaging segment and certain operations within the Consumer Packaging segment have customer service centers located in Hartsville, South Carolina, which are the main contact points between their North American business units and their customers. Divisional sales personnel also provide sales management, marketing, and product development assistance as needed. Typically, product distribution is directly from the manufacturing plant to the customer but, in some cases, product is warehoused in a mutually advantageous location to be shipped to the customer as needed.
Raw Materials – The principal raw materials used by the Company are recovered paper, paperboard, steel, aluminum, and plastic resins. Raw materials are purchased from a number of outside sources. After a number of global supply chain challenges in the past several years, the Company considers the supply and availability of raw materials to be adequate to meet its needs.
Patents, Trademarks, and Related Contracts – Most inventions and product and process innovations are generated by Sonoco’s development, marketing and engineering staff, and are important to the Company’s internal growth. Patents have been granted on many inventions created by Sonoco staff in the United States and in many other countries. Patents, trademarks and proprietary technology are also acquired through acquisitions. During 2022, proprietary technology was acquired as part of the Ball Metalpack (renamed Sonoco Metal Packaging) acquisition and both proprietary technology and trademarks were acquired as part of the Skjern acquisition. Patents are managed globally by a Sonoco intellectual capital management team through the Company’s subsidiary Sonoco Development, Inc. ("SDI"). SDI globally manages patents, trade secrets, confidentiality agreements and license agreements. Some patents have been licensed to other manufacturers, and Sonoco also licenses a few patents from outside companies and universities. U.S. patents expire after about 20 years, and patents on new innovations replace many of the abandoned or expired patents. A second intellectual capital subsidiary of Sonoco, SPC Resources, Inc., globally manages Sonoco’s trademarks, service marks, copyrights and Internet domain names. Most of Sonoco’s products are marketed worldwide under trademarks such as Sonoco®, SmartSeal®, Sonotube®, Sealclick®, Sonopost® and UltraSeal®. Sonoco’s registered web domain names provide information about Sonoco, its people and its products. Trademarks and domain names are licensed to outside companies where appropriate.
Seasonality – Although demand for the majority of the Company's products is not seasonal to any significant degree, the Company's Metal Packaging operations (acquired in January 2022) generally experience higher sales and operating profits during the second and third quarters of the year as demand for certain of its products increases during the peak of the food packaging season.
Dependence on Customers – On an aggregate basis during 2022, the five largest customers in the Consumer Packaging and Industrial Paper Packaging segments accounted for approximately 26% and 12%, respectively, of each segment’s net sales. The five largest customers in the All Other group of businesses accounted for approximately 14% of the group’s net sales.
None of the Company’s customers represented 10% or more of consolidated revenues in 2022 or consolidated trade accounts receivable as of December 31, 2022.
Additional information regarding Sonoco's customers is provided in Item 1A - Risk Factors under the caption "Risks Related to Competition, Customers and Suppliers."
Backlog - The Company provides a wide variety of products to multiple end markets and relies on its customers' forecasts to position raw materials for manufacturing within its facilities. The Company does not carry a significant backlog and, in general, aligns its customer deliveries on a build-to-order basis.
Competition – The Company sells its products in highly competitive markets, which include paper, textile, film, food, packaging, construction, and wire and cable. All of these markets are influenced by the overall rate of economic activity, and their behavior is principally driven by supply and demand. Because we operate in highly competitive markets, we regularly bid for new and continuing business. Losses or awards of business from our largest customers, customer changes to alternative forms of packaging, and the repricing of business can have a significant effect on our operating results. The Company manufactures and sells many of its products globally. The Company, having operated internationally since 1923, considers its ability to serve its customers worldwide in a timely and consistent manner a competitive advantage. The Company also believes that its technological leadership, reputation for quality, and vertical integration are competitive advantages. Expansion of the Company’s product lines and global presence is driven by the rapidly changing needs of its major customers, who demand high-quality, state-of-the-art, environmentally compatible packaging, wherever they choose to do business. It is important to be a low-cost producer in order to compete effectively. The Company is focused on productivity improvements and other cost-reduction initiatives utilizing the latest in technology. Additional information regarding competition is provided in Item 1A - Risk Factors under the caption "Risks Related to Competition, Customers and Suppliers."
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
Culture – At Sonoco, our purpose is ingrained in our culture. In fact, it drives our culture. It drives our product development. It drives how we work with our customers and each other. It drives what we do, and the decisions we make. Our purpose isn’t just a collection of words. It represents the collective spirit of an organization focused on one thing: Better Packaging. Better Life.
Sustainability - Packaging plays a fundamental role in providing safe and hygienic delivery systems for food, medicines and other essential products around the world. However, we believe the importance of packaging extends beyond its functionality to also include its impact on the planet. During 2020, we established a new corporate team, led by a vice president directly reporting to our CEO, to champion our global sustainability efforts. This team has expanded and leads the Company’s global sustainability programs for all our Consumer- and Industrial-related packaging businesses, including driving efforts to meet our climate change related goals.
In partnership with our employees, we are committed to protecting the natural environment and our communities through sustainable practices. We emphasize a culture of accountability and strive to conduct our business in a manner that is fair, ethical, and responsible to earn the trust of our employees. Additionally, we continue to convene our Corporate Sustainability Council to provide oversight, guidance, and direction on social, community, and environmental issues that impact the reputation and economic performance of the Company and to help address the concerns of our stakeholders. The Council meets quarterly and reports to and is sponsored by Sonoco’s President and CEO. The Council reports on Sonoco’s sustainability activities, quarterly, to the Board of Directors. We have committed to reporting in line with the Global Reporting Initiative standards.
Our sustainability goals include the following key elements:
5 FORM 10-K SONOCO 2022 ANNUAL REPORT

Greenhouse Gas Emissions - While we estimate that we have reduced our Scope 1 and Scope 2 greenhouse gas ("GHG") emissions intensity by approximately 25% since 2009, we are committed to further improving our environmental impact by setting ambitious new targets to reduce our global greenhouse gas emissions in line with the Paris Agreement, which is aimed at limiting the warming of global temperatures to well below 2°C above pre-industrial levels. Specifically, Sonoco aims to reduce absolute scope 1 and 2 GHG emissions by 25% by 2030 from a 2020 base year. We have also set a goal to reduce absolute scope 3 GHG emissions by 13.5% by 2030 from a 2019 base year by working with our customers and suppliers to develop innovative packaging solutions that reduce packaging waste and improve recyclability. These goals were validated by the Science-Based Target initiative in June 2021. In addition, we are actively studying necessary operational changes, technology developments and market changes that would be required to achieve net-zero GHG emissions by 2050.
Energy Usage - We strive to manage, mitigate and reduce our GHG emissions where possible. In support of our GHG emission reductions, Sonoco aims to continue energy efficiency improvements in our manufacturing plants targeted to reduce total energy use by at least 8% by 2030 from a 2020 baseline in addition to investing in energy efficiency, renewable energy and alternative power projects.
Water Usage - Reducing our water consumption is part of being responsible stewards of our planet’s resources. Many of our actions to reduce water usage involve our global paper mills, which account for the majority of our global water usage. We have conducted initial water risk studies at these manufacturing facilities using the WRI Aqueduct water risk tool.
Single Use Plastics - We are committed to reducing the use and impact of virgin plastics on the environment. As such, we are working to ensure we can make relevant on-pack recyclability claims for at least 75% of our global rigid plastic product portfolio, while also ensuring we are closing the loop through continued use of post-consumer recycled content. We are also committed to responsibly managing resins use at our facilities and are implementing "Operation Clean Sweep", a program focused on preventing discharge of plastic pellets and nurdles into the environment.
Recycling - We also serve as a valued partner to our customers to reduce the environmental impact of their packaging. We continue to develop a range of products made from renewable materials and materials that can be recycled or composted at the end of their life.
We engage in activities and make investments that we believe will enable us to innovate our products and improve our operational infrastructure as well as drive end-of-life solutions for our products and develop partnerships with key stakeholders across our value chain to help deliver sustainable solutions.
People Management - Sonoco’s core belief in “People and Packaging with a Purpose” underlies our efforts to attract, acquire and retain talented employees for our global businesses. We bring more to packaging than just the package.
We depend on our employees to achieve our mission of creating sustainable packaging solutions that help build our customers’ brands, enhance the quality of their products and improve the quality of life for people around the world. We work towards this goal by establishing a foundation for actions that support sustainability; health and safety; diversity, equity and inclusion; and talent development. Integrity is a hallmark of the Sonoco culture.
We seek to engage, develop and reward our employee base so they can successfully pursue our purpose of Better Packaging. Better Life. The Company believes that a strong focus on human capital through the talent we hire and retain is critical to maintaining our competitiveness. This focus on human capital is reinforced by our Policies on Business Conduct and through increasing employee awareness and education, communication and training.
As of December 31, 2022, we had approximately 22,000 full-time equivalent employees, with the majority concentrated in the United States. We consider our employee relations to be strong.
People Objectives
We rely on the personal relationships and service provided by employees. As such, we believe attracting, recruiting, developing and retaining diverse talent is vital to our success. The Company is focused on supporting our employees, and we consider the management of our talent to be essential to the ongoing success of our business. Our Board of Directors, and the Executive Compensation and Employee & Public Responsibility Committees of the Board, provide oversight of our human capital management strategy.
Health and Safety
We take the health and safety of our employees seriously. Protecting the health and safety of our employees is a top priority, and we are committed to providing a safe working environment for all our associates. We expect each employee to follow our safety standards and protocols.
We use global and local incident data along with identifying leading indicators to create program and safety improvement action plans to reduce conditions and behaviors that lead to at-risk situations. Sonoco tracks safety performance and training indicators with a goal of reducing safety incidents and improving upon the previous year’s performance. Overall injuries in 2022 were slightly up from 2021, but remained lower than 2020 and 2019, despite the effects of acquisitions. To promote the prevention of more significant injuries or incidents that cause or have the potential to cause permanent disabilities or the loss of life, we continue to engage with outside experts to conduct assessments of high-risk activities and to leverage learnings from such engagement globally. In addition, we evaluated our safety systems to improve focus and resources. Globally, we achieved completion of 99% of all safety improvement action plans, which are site level improvement plans designed to reduce risk, in 2022. Finally, our operations leadership implemented a new safety playbook globally in 2022 to further train our employees. We believe tracking and reporting of Sonoco’s health and safety data increases accountability and provides important insights into processes that need improvement or enhancement.
Other employee well-being resources include wellness courses and a variety of online training classes, as well as other programs to promote mental and physical health. We continue to utilize employee feedback and surveys to gather information to better serve our team members. Members of our human resources department annually review benefits to ensure we can support the well-being of our employees and their families.
Diversity, Equity, and Inclusion
Our commitment to diversity, equity and inclusion ("DEI") starts with our goal of developing a workforce that is diverse in background, knowledge, skill and experience. Sonoco engages in efforts aimed at hiring diverse talent, including initiatives focused on gender, underrepresented ethnic groups, LGBT+ individuals, people with disabilities, veterans and others. We have implemented policies and training focused on non-discrimination and harassment prevention. We embrace DEI, which we believe fosters leadership through new ideas and perspectives. In 2022, we continued the evolution of our DEI strategy and objectives, an ongoing business imperative. In connection with its diversity initiatives, Sonoco periodically requests that its employees and Board members self-identify based on specified diversity categories. As of December 31, 2022, approximately 25.5% of our total work force and 17.0% of our senior leaders identified as female, while approximately 33.2% of our U.S. workforce and 13.6% of our senior leaders identified as a member of an underrepresented ethnic group. From our global workforce, our employees were located in the following geographic regions: 57% in North America; 18% in Europe, Middle East and Africa; 15% in Latin America; and 10% in Asia Pacific.
We have labor unions in all regions of our operations, and in North America, approximately 12.5% of our employees are represented by unions. We rely on the unique qualities and talents of our employees to help us meet our strategic priorities. Our DEI goals are focused on increasing the representation of women and racial minorities into more salaried and senior leadership positions. We are working toward this goal by increasing hiring, focusing on development and promotions, as well as focusing on retention efforts. We made significant progress in talent acquisition during 2022, despite a challenging labor market. In the U.S., 29% of new employee hires were female and 42% a member of a minority group in 2022.
6 FORM 10-K SONOCO 2022 ANNUAL REPORT

For the past 11 years, Sonoco’s employees have expanded and improved our Global Diversity, Equity and Inclusion Council (the "DEI Council"), which is chaired by our President and CEO. In 2022, the Company changed the name of the DEI Council, which was formerly known as the Global Diversity and Inclusion Council, to reflect the Company's increasing emphasis on driving equity as part of an inclusive employee environment. An important part of our DEI efforts includes Sonoco’s Business Resource Groups, which are groups of employees who support our diversity, equity, and inclusion strategies by leveraging the unique perspectives of their members. In 2022, we continued to focus DEI Council activities on workforce representation (diversity and equity) and work environment (equity and inclusion) by addressing unconscious bias to promote an environment where diverse backgrounds are appreciated, and diverse ideas are heard. In 2022, the DEI Council hosted a global Diversity & Inclusion Leadership Summit at headquarters in Hartsville, South Carolina, with a primary focus of equipping global DEI leaders with tools and information to increase impact in their regions.
We have continued to build our Supplier Diversity Program since 2004, integrating diversity and inclusion into our procurement process by laying a strong foundation with key internal and external stakeholders. We developed policies, practices and procedures to ensure equal opportunity and enable access. As part of Sonoco’s Supplier Diversity Program, supplier diversity progress is reported to the CEO, who in turn reports the progress to the Employee & Public Responsibility Committee of the Board of Directors.
Talent Development
Attracting, developing and retaining talented employees is critical to our success and is an integral part of our human capital strategy. We have created a Global Talent Acquisition and Organization Development team to provide a more holistic approach to managing and enriching the employee lifecycle through continuous training and comprehensive succession planning. In 2021 and 2022, we significantly expanded Sonoco University, our internal learning resource that offers on-demand webinars, e-learning and in-person learning programs. Sonoco also provides employees access to self-directed e-learning courses taught by industry experts with curated learning paths designed for specific professional interests. In addition, we conduct regular talent succession assessments along with individual performance reviews in which managers provide regular feedback and coaching to assist with the development of our employees, including the use of individual development plans to assist with individual career development.
We are also committed to pay equity and regularly review our compensation model to promote more fair and inclusive pay practices across our business. We offer competitive benefits packages that reflect the needs of our workforce. In the United States, we provide medical, dental, and vision benefits, life and disability coverage, education reimbursement, and paid time off. We provide retirement benefits including a 401(k)-match program. Our executive compensation program is designed to align incentives with achievement of the Company’s strategic plan and both short- and long-term operating objectives.
(e) Available Information –
The Company electronically files with the Securities and Exchange Commission (the "SEC") its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its periodic reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and proxy materials pursuant to Section 14 of the Exchange Act. The SEC maintains a site on the Internet, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Sonoco also makes its filings available, free of charge, through its Investor Relations website, www.investor.sonoco.com, as soon as reasonably practical after the electronic filing of such material with the SEC. Sonoco uses its
Investor Relations website as a means of disclosing material non-public information. Accordingly, investors should monitor Sonoco’s Investor
Relations website, in addition to following its press releases, SEC filings, and public conference calls and webcasts. The information posted on or accessible through Sonoco’s website is not incorporated into this Annual Report on Form 10-K. All references to Sonoco’s websites are intended to be inactive textual references only.

7 FORM 10-K SONOCO 2022 ANNUAL REPORT

Information About our Executive Officers –

Name	Age	Position and Business Experience for the Past Five Years
Executive Officers
R. Howard Coker	60	Board member, President and Chief Executive Officer since 2020. Previously, Senior Vice President, Global Paper and Industrial Converted Products, 2019-2020; Senior Vice President, Rigid Paper Containers and Paper/Engineered Carriers International, 2017-2018; Group Vice President, Global Rigid Paper and Closures, and Paper and Industrial Converted Products, EMEA, Asia, Australia / New Zealand, 2015-2017. Joined Sonoco in 1985. Mr. Coker is the brother-in-law of J.R. Haley, Chairman of Sonoco’s Board of Directors.
Robert R. Dillard	48	Chief Financial Officer since June 2022. Previously, Chief Strategy Officer, April-June 2022; Vice President, Corporate Development, 2018 - March 2022; President of Personal Care Europe and Vice President of Strategy and Innovation at Domtar Personal Care, a division of Domtar Corporation, 2016-2018. Joined Sonoco in 2018.
Rodger D. Fuller	61	Chief Operating Officer since April 2022. Previously, Executive Vice President, Global Industrial and Consumer, 2020-2022; Senior Vice President, Global Consumer Packaging, Display and Packaging and Protective Solutions, 2019-2020; Senior Vice President, Paper/Engineered Carriers U.S./Canada and Display and Packaging, 2017-2018. Joined Sonoco in 1985.

John M. Florence, Jr.	44
General Counsel, Secretary, Vice President and General Manager Converted Products North America since June 2022. Previously, Vice President, General Counsel, Human Resources and Secretary, 2019-2022. Corporate Vice President, General Counsel and Secretary, 2016-2019; Joined Sonoco in 2015.

Sean Cairns	52	President, Global Rigid Paper Packaging since April 2022. Previously, Vice President and General Manager Rigid Paper Products Europe, 2008-2022. Joined Sonoco in 2008.
Russell K. Grissett	53	President, Global Flexibles Division since April 2022. Previously, Vice President and General Manager Global Flexibles, 2019-2022; Vice President and General Manager Global Protective Solutions, 2017-2019. Joined Sonoco in 1993.
James A. Harrell III	61
President, Global Industrial Paper Packaging since April 2022. Previously, Vice President, Industrial Americas, Asia and Conitex, 2020-2022; Vice President Tubes & Cores, US and Canada, 2016-2020. Joined Sonoco in 1985.

Ernest D. Haynes III	50	President, Metal Packaging since March 2022. Previously, Vice President, Rigid Paper Containers, North America, 2021-2022; Division Vice President and General Manager of Rigid Paper Containers, North America, 2018-2021. Division Vice President and General Manager of Tubes and Cores, U.S. and Canada, 2015-2018. Joined Sonoco in 1997.
Jeffrey S. Tomaszewski	54	President, Diversified Businesses since April 2022. Previously, Vice President, North America Consumer and Global Rigid Paper and Closures, 2020-2022; Division Vice President and General Manager – Global Rigid Paper and Closures, Display and Packaging and Paperboard Specialties, 2019-2020; Division Vice President and General Manager of Rigid Paper Containers, North America and Display and Packaging, 2018-2019; Division Vice President, Rigid Paper Containers, North America, 2015-2018. Joined Sonoco in 2002.
Lisa K. Weeks	55	Vice President, Investor Relations and Corporate Affairs, since April 2022. Previously Senior Vice President, Head of Investor Relations and Chief Strategy Officer at Benchmark Electronics, Inc. 2020-2022. Vice President, Strategy and Investor Relations at Benchmark Electronics, Inc., 2012-2020. Joined Sonoco in 2022.
Adam Wood	54	Vice President Global Paper Products-Europe since April 2022. Previously Vice President, Paper and Industrial Converted Products, EMEA, Australia and New Zealand, 2015-2022. Joined Sonoco in 2003.

8 FORM 10-K SONOCO 2022 ANNUAL REPORT

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
We have operations throughout North and South America, Europe, Australia and Asia, with approximately 310 facilities in 32 countries as of December 31, 2022. In 2022, approximately 28% of consolidated sales came from operations outside of the United States, and we may expand our international operations in the future. Management of global operations is extremely complex, and operations in foreign countries are subject to local statutory and regulatory requirements, differing legal environments and other additional risks that may not exist, or be as significant, in the United States. These additional risks can adversely affect our business operations and financial results, and include, without limitation:
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
•our interpretation of our rights and responsibilities under local statutory and regulatory rules for sales taxes, VAT and similar taxes, statutory accounting requirements, licenses and permits, etc. may prove to be incorrect or unsupportable, resulting in fines, penalties, or other liabilities related to non-compliance, damage to our reputation, unanticipated operational restrictions or other consequences as a result of the Company's actions, or inaction, taken to perform our responsibilities or protect our rights;
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
•loss or non-renewal of treaties between foreign governments and the United States;
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
As discussed further elsewhere in this Annual Report on Form 10-K and in our other filings with the SEC, some of these risks have already affected us.
Global economic conditions and disruptions in the credit markets could adversely affect our business, financial condition or results of operations.
We have extensive international operations and are dependent on customers and suppliers that operate in local economies around the world. In addition, we access global credit markets as part of our capital allocation strategy. Adverse global macroeconomic conditions could negatively impact our ability to access credit, or the price at which funding could be obtained. Likewise, uncertainty about or a decline in global or regional economic conditions could have a significant impact on the financial stability of our suppliers and customers, and could negatively impact demand for our products. For example, as a result of the impacts of the COVID-19 pandemic, we previously experienced adverse effects on customer stability and demand for our products. Potential effects on us include financial instability, inability to obtain credit to finance operations, and insolvency.
We are subject to governmental export and import control laws, economic sanctions and other regulations in certain jurisdictions where we do business that could subject us to liability or impair our ability to compete in these markets.
Certain of our products are subject to export control laws and regulations and may be exported only with an export license or through an applicable export license exception. If we fail to comply with export licensing, customs regulations, economic sanctions or other laws, we
9 FORM 10-K SONOCO 2022 ANNUAL REPORT

could be subject to substantial civil or criminal penalties, including economic sanctions against us, incarceration for responsible employees and managers, the possible loss of export or import privileges, and reputational harm. In addition, if our distributors fail to obtain appropriate import, export or re-export licenses or permits, we may also be materially and adversely affected through reputational harm and penalties. Obtaining the necessary import, export, and re-export licenses for a particular sale may be time consuming and expensive and could result in the delay or loss of sales opportunities.
Furthermore, export control laws and economic sanctions prohibit the shipment of certain products to embargoed or otherwise sanctioned countries, governments and persons. Despite our efforts taken to ensure compliance with applicable law, we cannot guarantee that a violation of export control laws or economic sanctions will not occur. A prohibited shipment could have negative consequences, including government investigations, penalties, fines, civil and criminal sanctions and reputational harm. Any change in export or import regulations, economic sanctions regulations or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could decrease our ability to export or sell our products internationally. Any limitation on our ability to export or sell our products could adversely affect our business. For example, in 2022, following Russia’s invasion of Ukraine and the imposition of economic sanctions against Russia by the United States and other countries, we exited our operations in Russia, which consisted of two small manufacturing operations, and incurred asset impairment charges as a result of our exit. We have also ceased sourcing certain inputs from Russian suppliers. Export control laws and economic sanctions may also have an indirect adverse effect on our business. For example, some of our customers previously exported their products to Russia, and any reduction in demand for such customers’ products could in turn reduce demand for our products. Economic sanctions against Russia have also contributed to adverse changes in the global price and availability of natural gas, raw materials and finished goods, which could reduce our sales and earnings or otherwise have an adverse effect on our operations, and any future additional export controls or sanctions imposed by the United States, the United Kingdom, the European Union, or other countries could further exacerbate these effects.
Changes in United States trade policies and global regulations, as well as the overall uncertainty surrounding international trade relations, could materially and adversely affect our consolidated financial condition and results of operations.
We continue to face uncertainty with respect to trade relations between the United States and many of its trading partners. In March 2018, the United States announced new tariffs on imported steel and aluminum products. Other international trade actions and initiatives have also been announced over the past few years, notably the imposition by the United States of additional tariffs on products of Chinese origin, and China’s imposition of additional tariffs on products of U.S. origin. These tariffs have had, and we expect that they will continue to have, an adverse effect on our costs of products sold and margins in our North America segment. Additional measures targeting U.S. trade with China, including the expansion of U.S. export controls targeting China and Chinese companies, could potentially have an adverse effect on our consolidated financial condition and results of operations.
In July 2020, the United States-Mexico-Canada Agreement, which replaced the North American Free Trade Agreement, became effective. In response to this agreement, other countries may change their own trade policies, including the imposition of additional tariffs and quotas, which could also adversely affect our business outside the United States.
In order to mitigate the impact of these trade-related increases on our costs of products sold, we have increased and may in the future increase prices in certain markets and, over the longer term, make changes in our supply chain and, potentially, our U.S. manufacturing strategy. Implementing price increases may cause our customers to find alternative sources for their products. We may be unable to successfully pass on these costs through price increases; adjust our supply chain without incurring significant costs; or locate alternative suppliers for raw materials or finished goods at acceptable costs or in a timely manner. Further, the uncertainty surrounding U.S. trade policy makes it difficult to make long-term strategic decisions regarding the best way to respond to these pressures and could also increase the volatility of currency exchange rates. Our inability to effectively manage the negative impacts of changing U.S. and foreign trade policies could materially and adversely impact our consolidated financial condition and results of operations.
Currency exchange rate fluctuations may adversely affect our results of operations and shareholders' equity.
Fluctuations in currency exchange rates can cause, and have in the past caused, translation, transaction and other losses that can unpredictably and adversely affect our consolidated results of operations. Our reporting currency is the U.S. dollar. However, as a result of operating globally, a portion of our consolidated net sales, costs, assets and liabilities, are denominated in currencies other than the U.S. dollar. In our consolidated financial statements, we translate the local currency financial results of our foreign operations into U.S. dollars based on their respective exchange rates. Depending on the direction, changes in those rates will either increase or decrease net income and balances as reported in U.S. dollars. Although we monitor our exposures and, from time to time, may use forward currency contracts to hedge certain forecasted foreign currency transactions or foreign currency denominated assets and liabilities, this does not insulate us completely from foreign currency fluctuations and also exposes us to counterparty risk of nonperformance.
Changes in domestic and global economic conditions may have a negative impact on our business operations and financial results.
Because of the nature of our products and services, general economic downturns in the United States and globally can adversely affect our business operations and financial results. Current global economic challenges, including inflationary pressures, supply chain disruptions, currency fluctuations, geopolitical uncertainty and increased interest rates, as well as the difficulties of the United States and other countries in dealing with the effects of the COVID-19 pandemic and their rising debt levels, are likely to continue to put pressure on the economy, and on us. For example, the Federal Reserve began raising its benchmark rate in March 2022, increasing the rate by a total of 4.50% since the start of 2022. Such increases and any future increases may, among other things, reduce the availability and increase the costs of obtaining new variable rate debt and refinancing existing indebtedness, and negatively impact our financial condition and results of operations. Additionally, such increases in rates put additional pressure on consumers and the economy in general. As evidenced in recent years, tightening of credit availability and financial difficulties, leading to declines in consumer and business confidence and spending, may adversely affect us, or our customers, suppliers and distributors. When such conditions exist, customers may delay, decrease or cancel purchases from us, and may also delay payment or fail to pay us altogether. Suppliers may have difficulty filling our orders and distributors may have difficulty getting our products to market, which may affect our ability to meet customer demands, and result in loss of business. Weakened global economic conditions may also result in unfavorable changes in our product price/mix and lower profit margins. We have experienced most of these conditions to some extent as a result of the global economic impact of the pandemic. All of these factors may have a material and adverse effect on our business, results of operations, financial condition and prospects.
10 FORM 10-K SONOCO 2022 ANNUAL REPORT

Risks Related to Manufacturing Operations
Raw materials, energy and other price increases or shortages may impact our results of operations.
As a manufacturer, our sales and profitability are dependent on the availability and cost of raw materials, labor and other inputs. Most of the raw materials we use are purchased from third parties. Principal examples are recovered paper, steel, aluminum and resin. Prices and availability of these raw materials are subject to substantial fluctuations that are beyond our control due to factors such as changing economic conditions, inflation, currency and commodity price fluctuations, tariffs, resource availability, transportation costs, weather conditions and natural disasters, war, political unrest and instability, such as the ongoing military conflict between Russia and Ukraine, and other factors impacting supply and demand pressures. Increases in costs can have an adverse effect on our business and financial results. Our performance depends, in part, on our ability to pass on cost increases to our customers by raising selling prices and offset the impact by improving productivity. Although many of our long-term contracts and non-contractual pricing arrangements with customers permit limited price adjustments to reflect increased raw material costs, such adjustments may not occur quickly enough, or be sufficient to prevent a material and adverse effect on net income and cash flow. Furthermore, we may not be able to improve productivity or realize sufficient savings from our cost reduction initiatives to offset the impact of increased costs.
In addition, some of our manufacturing operations require the use of substantial amounts of electricity and natural gas, which may be subject to significant price increases as the result of changes in overall supply and demand and the impacts of legislation and regulatory action. In addition, we operate manufacturing sites throughout Europe and, in many instances, continued normal operations at those sites depend on the availability of natural gas and other inputs. The ongoing conflict between Russia and Ukraine has increased the volatility of energy and commodity prices and contributed to supply chain disruptions, which have had, and may in the future have, an adverse effect on the cost and availability of energy supplies and other inputs in our European operations. Any current and future government sanctions or an escalation or widening of the conflict could further contribute to these effects. Any energy shortages could impair our ability to continue our operations at such sites at normal levels or at acceptable cost levels, and therefore adversely affect our business operations, financial condition and results of operations. We forecast and monitor energy usage, and, from time to time, use commodity futures or swaps in an attempt to reduce the impact of energy price increases. However, these efforts may be insufficient to protect us against fluctuations in energy prices or shortages of natural gas and we could suffer adverse effects to net income and cash flow should we be unable to either offset or pass higher energy costs through to our customers in a timely manner or at all.
Supply shortages or disruptions in our supply chains could affect our ability to obtain timely delivery of materials, equipment and supplies from our suppliers, and, in turn, adversely affect our ability to supply products to our customers. Such disruptions could have a material and adverse effect on our business and financial results.
We depend on third parties for transportation services.
We rely primarily on third parties for transportation of the products we manufacture and distribute, as well as for delivery of our raw materials. In particular, a significant portion of the goods we manufacture and raw materials we use are transported by railroad or trucks, which are highly regulated. If any of our third-party transportation providers were to fail to deliver the goods that we manufacture or distribute in a timely manner, we might be unable to sell those products at full value, or at all. Similarly, if any of these providers were to fail to deliver raw materials to us in a timely manner, we might be unable to manufacture our products in response to customer demand. In addition, if any of these third parties were to cease operations or cease doing business with us, we might be unable to replace them at a reasonable cost. Any failure of a third-party transportation provider to deliver raw materials or finished products in a timely manner could harm our reputation, negatively impact our customer relationships and have a material and adverse effect on our financial condition and results of operations.
We may be unable to achieve, or may be delayed in achieving, adequate returns from our efforts to optimize our operations, which could have an adverse effect on our financial condition and results of operations.
We continually strive to serve our customers and increase returns to our shareholders through innovation and improved operating performance by investing in productivity improvements, manufacturing efficiencies, manufacturing cost reductions and the rationalization of our manufacturing facilities footprints. However, our operations include complex manufacturing systems as well as intricate scheduling and numerous geographic and logistical complexities, and our business initiatives are subject to significant business, economic and competitive uncertainties and contingencies. We may not meet anticipated implementation timetables or stay within budgeted costs, and we may not fully achieve expected results. These initiatives could also adversely impact customer retention or our operations. Additionally, our business strategies may change from time to time in light of our ability to implement new business initiatives, competitive pressures, economic uncertainties or developments, or other factors. A variety of risks could cause us not to realize some or all of the expected benefits of these initiatives. These risks include, among others, delays in the anticipated timing of activities related to such initiatives, strategies and operating plans; increased difficulty and costs in implementing these efforts; and the incurrence of other unexpected costs associated with operating the business. As a result, there can be no assurance that we will realize these benefits. If, for any reason, the benefits we realize are substantially less than our estimates, or the implementation of these growth initiatives and business strategies adversely affects our operations or costs significantly more or takes significantly longer to effectuate than we expect, or if our assumptions prove inaccurate, our results of operations may be materially and adversely affected.
Material disruptions in our business operations could negatively affect our financial results.
Although we take measures to minimize the risks of disruption at our facilities, we from time to time encounter an unforeseen material operational disruption in one of our major facilities, which could negatively impact production and our financial results. Such a disruption could occur as a result of any number of events including but not limited to a major equipment failure, labor stoppages, transportation failures affecting the supply and shipment of materials, disruptions at our suppliers, fire, severe weather conditions, including as a result of climate change, natural disasters and disruptions in utility services, as well as disruptions related to localized or widespread public health events such as the COVID-19 pandemic. These types of disruptions could materially and adversely affect our earnings to varying degrees depending upon the facility, the duration of the disruption, our ability to shift business to another facility or find alternative sources of materials or energy. Any losses due to these events may not be covered by our existing insurance policies or may be subject to certain deductibles.
11 FORM 10-K SONOCO 2022 ANNUAL REPORT

Risks Related to Acquisitions, Divestitures and Joint Ventures
We may encounter difficulties in integrating acquisitions, which could have an adverse effect on our financial condition and results of operations.
We have invested a substantial amount of capital in acquisitions, joint ventures and strategic investments, including our acquisition of Ball Metalpack (now Sonoco Metal Packaging) in January 2022, and we expect that we will continue to do so in the foreseeable future. We are continually evaluating acquisitions and strategic investments that are significant to our business both in the United States and internationally. Acquisitions, joint ventures and strategic investments involve numerous risks. As has happened from time to time in the past, acquired businesses may not achieve the expected levels of revenue, profitability or productivity, or otherwise perform as expected, and acquisitions may involve significant cash expenditures, debt incurrence, operating losses, and expenses that could have a material and adverse effect on our financial condition and results of operations. Acquisitions also involve special risks, including, without limitation, the potential assumption of unanticipated liabilities and contingencies, and the challenges of effectively integrating acquired businesses.
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
While management believes that acquisitions will improve our competitiveness and profitability, no assurance can be given that acquisitions will be successful or accretive to earnings or that the expected benefits from such transactions will be realized within the anticipated time frame, or at all. If actual performance in an acquisition falls short of the projected results, or the assessment of the relevant facts and circumstances was inaccurate or changes, it is possible that a noncash impairment charge of any related goodwill would be required, and our results of operations and financial condition could be adversely affected.
We may not be able to identify suitable acquisition candidates, which could limit our potential for growth.
We have made numerous acquisitions in recent years and expect to actively seek new acquisitions that provide meaningful opportunities for growth. However, we may not be able to identify suitable acquisition candidates or complete acquisitions, including our currently pending acquisition of RTS, on acceptable timing, terms and conditions. Other companies in our industries have similar investment and acquisition strategies to ours, and competition for acquisitions may intensify. If we are unable to identify acquisition candidates that meet our criteria, our potential for growth may be restricted. Even if we do identify acquisition candidates that we believe meet our criteria, we may be unable to complete such acquisitions in a timely manner, on desirable terms or at all, and any acquisitions we complete may not provide the benefits that we anticipate. Our efforts to identify suitable acquisition candidates, even if successful, could also cause us to incur substantial search and transaction fees, divert the time and attention of our management, or fail to identify due diligence or other issues affecting the value and suitability of potential acquisition targets. We may also be unable to complete acquisitions that we believe would be beneficial to the Company on the timing we anticipate, or at all, if we are unable to satisfy related closing conditions or obtain necessary government consents or the expiration or termination of applicable regulatory waiting periods. Any of these results could have a material and adverse effect on our business, results of operations, financial condition and prospects.
In connection with acquisitions, joint ventures, divestitures or other strategic transactions, we may become subject to liabilities and legal claims.
In connection with acquisitions, joint ventures, divestitures or other strategic transactions, we have in the past, and may in the future, become subject to liabilities or legal claims, including but not limited to third party liability and other tort claims; claims for breach of contract; employment-related claims; environmental, health and safety liabilities, conditions or damage; permitting, regulatory or other legal compliance issues; claims for contractual indemnification; or tax liabilities. In addition, we may assume risks and liabilities that our due diligence investigations with respect to acquisitions, joint ventures and other strategic transactions fail to identify, including issues relating to inadequate internal controls and procedures relating to accounting, finance, cybersecurity and data protection controls issues. If we become subject to any of these liabilities or claims with respect to any acquisition, joint venture, divestiture or other strategic transaction, and they are not adequately covered by insurance or an enforceable indemnity or similar agreement from a creditworthy counterparty, we may be responsible for significant out-of-pocket expenditures. Such underinsured or non-indemnified liabilities, if they materialize, could have a material and adverse effect on our business, financial condition and results of operations.
We may encounter difficulties restructuring operations or closing or disposing of facilities, assets or businesses.
From time to time, we have closed higher-cost facilities, sold non-core assets and businesses, and otherwise restructured operations, and are likely to do so again, in an effort to improve cost competitiveness and profitability. For example, in 2020 and 2021, we divested our global display and packaging operations in two separate transactions. As a result, restructuring and divestiture costs have been, and are expected to continue to be, a recurring component of our operating costs, the magnitude of which could vary significantly from year to year depending on the scope of such activities. Divestitures and restructuring may result, and have in the past resulted, in significant financial charges for the write-off or impairment of assets, including goodwill and other intangible assets. Furthermore, such activities may divert the attention of management, disrupt our ordinary operations, or result in a reduction in the volume of products produced and sold, and the impact of divestitures on our revenue growth may be larger than we anticipate if we experience greater dis-synergies than we expect. In addition, in cases where we seek to divest or otherwise dispose of certain facilities, operations, assets or other components of our business, we may be
12 FORM 10-K SONOCO 2022 ANNUAL REPORT

unable to find buyers or alternative exit strategies on acceptable terms, in a timely manner or at all, and we may dispose of facilities, operations, assets or other components of our business at prices or on terms that are less desirable than we had anticipated. Moreover, we may be prevented from completing dispositions as a result of our or our counterparties’ failure to satisfy pre-closing conditions or obtain necessary regulatory or government approvals. We may also be exposed to continuing financial risks from any businesses we divest, including as a result of continuing equity ownership, guarantees, indemnities, responsibility for environmental clean-up or other financial obligations. There is no guarantee that any such activities will achieve our goals, and if we cannot successfully manage the associated risks, our financial position and results of operations could be adversely affected.
We have investments in joint ventures that are not operated solely for our benefit.
Several of our operations are conducted through joint ventures. In joint ventures, we share ownership and, in some instances, management of a company with one or more parties who may or may not have the same goals, strategies, priorities or resources as we do. In general, joint ventures are intended to be operated for the benefit of all co-owners, rather than for our exclusive benefit. Operating a business as a joint venture often requires additional organizational formalities as well as time-consuming procedures for sharing information, accounting and making decisions. In certain cases, our joint venture partners must agree in order for the applicable joint venture to take certain actions, including acquisitions, the sale of assets, budget approvals, borrowing money and granting liens on joint venture property. Our inability to take unilateral action that we believe is in our best interests may have an adverse effect on the financial performance of the joint venture and the return on our investment. In joint ventures, we believe our relationship with our co-owners is an important factor to the success of the joint venture, and if a co-owner changes, our relationship may be adversely affected. In addition, the benefits from a successful joint venture are shared among the co-owners, so that we do not receive all the benefits from our successful joint ventures. Finally, we may be required on a legal or practical basis, or both, to accept liability for obligations of a joint venture beyond our economic interest, including in cases where our co-owner becomes bankrupt or is otherwise unable to meet its commitments.
In addition, because we share ownership and management with our joint venture partners, we may have limited control over the actions of a joint venture, particularly when we own a minority interest. As a result, we may be unable to prevent violations of applicable laws or other misconduct by a joint venture or the failure to satisfy contractual obligations by one or more parties. Moreover, a joint venture may not be subject to or follow the same requirements regarding compliance, internal controls and internal control over financial reporting that we follow. To the extent another party makes decisions that negatively impact the joint venture or internal control issues arise within the joint venture, we may have to take responsive actions, or we may be subject to penalties, fines or other punitive actions for these activities.
Risks Related to Competition, Customers and Suppliers
We face intense competition, and failure to compete effectively may have an adverse effect on our results of operations.
We sell our products in highly competitive markets. We regularly bid for new and continuing business, and being a responsive, high-quality, low-cost producer is a key component of effective competition. The loss of business from our larger customers, customer changes to alternative forms of packaging, or renewal of business with less favorable terms may have a significant and adverse effect on our results of operations.
Continuing consolidation of our customer base and suppliers may intensify pricing pressure.
Like us, many of our larger customers have acquired companies with similar or complementary product lines, and many of our customers have been acquired. Additionally, many of our suppliers of raw materials are consolidating. This consolidation of customers and suppliers has increased the concentration of our business with our largest customers, and in some cases, increased pricing pressures. Similarly, consolidation of our larger suppliers has resulted in increased pricing pressures from our suppliers. Further consolidation of customers and suppliers could intensify pricing pressure, reduce our net sales, increase our costs and adversely affect our results of operations.
The loss of a key customer, or a reduction in its production requirements, could have a significant and adverse effect on our sales and profitability.
Each of our segments has large customers, and the loss of any of these could have a significant and adverse effect on the segment’s sales and, depending on the magnitude of the loss, our results of operations and financial condition. Although a majority of our master customer contracts are long-term, they are terminable under certain circumstances, such as our failure to meet quality, pricing, or volume requirements, and the contracts themselves often do not require a specific level of purchasing. There is no assurance that existing customer relationships will be renewed at the same level of production, or at all, at the end of the contract term. Furthermore, the loss of any of our major customers, a reduction in their purchasing levels or an adverse change in the terms of supply agreements with these customers could reduce our net sales and net income. Continued consolidation of our customers could exacerbate any such loss. For more information on concentration of sales volume in our reportable segments, see Item1(c), "Dependence on Customers."
Challenges to, or the loss of, our intellectual property rights could have an adverse effect on our ability to compete effectively.
Our ability to compete effectively depends, in part, on our ability to protect and maintain the proprietary nature of our owned and licensed intellectual property. We own a large number of patents on our products, aspects of our products, methods of use and methods of manufacturing, and we own, or have licenses to use, all of the material trademark and trade name rights used in connection with the packaging, marketing and distribution of our major products. We also rely on trade secrets, know-how and other unpatented proprietary technology. We attempt to protect and restrict access to our intellectual property and proprietary information by relying on the patent, trademark, copyright and trade secret laws of the United States and other countries, as well as non-disclosure agreements. However, it may be possible for a third party to obtain our information without our authorization, independently develop similar technologies, or breach a non-disclosure agreement entered into with us. Furthermore, many of the countries in which we operate do not have intellectual property laws that protect proprietary rights as fully as do laws in the United States. The use of our intellectual property by someone else without our authorization could reduce or eliminate certain of our competitive advantages, cause us to lose sales or otherwise harm our business. The costs associated with protecting our intellectual property rights could also adversely impact our business.
13 FORM 10-K SONOCO 2022 ANNUAL REPORT

In addition, we are from time to time subject to claims from third parties suggesting that we may be infringing on their intellectual property rights. If we were held liable for infringement, we could be required to pay damages, obtain licenses or cease making or selling certain products.
Intellectual property litigation, which could result in substantial costs to us and divert the attention of management, may be necessary to protect our trade secrets or proprietary technology or for us to defend against claimed infringement of the rights of others and to determine the scope and validity of others’ proprietary rights. We may not prevail in any such litigation, and if we are unsuccessful, we may not be able to obtain any necessary licenses on reasonable terms or at all. Failure to protect our patents, trademarks and other intellectual property rights may have a material and adverse effect on our business, consolidated financial condition or results of operations.
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
We produce products and provide services related to other parties’ products. There can be no assurance that we or our customers will not experience operational process failures that could result in potential product, safety, regulatory or environmental claims and associated litigation. We are also subject to a variety of legal proceedings and legal compliance risks in our areas of operation around the globe. Any such claims, whether with or without merit, could be time consuming and expensive to defend, affect our reputation, and could divert management’s attention and resources. In accordance with customary practice, we maintain insurance against some, but not all, of these potential claims; however, in the future, we may not be able to maintain such insurance at acceptable premium cost levels. In addition, the levels of insurance we maintain may not be adequate to fully cover any and all losses or liabilities. If any significant judgment or claim is not fully insured or indemnified against, it could have a material and adverse effect on our business, financial condition and results of operations.
We and the industries in which we operate are at times reviewed or investigated by regulators and other governmental authorities, which could lead to enforcement actions, fines and penalties or the assertion of private litigation claims and damages. Responding to actual or threatened litigation or government investigations of our compliance with regulatory standards may require significant expenditures of time and other resources. While we have adopted risk management and compliance programs, the global and diverse nature of our operations means that legal and compliance risks will continue to exist and that legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, will arise from time to time, which could adversely affect our business, results of operations and financial condition.
Climate Change Related Risk
Adverse weather and climate changes may result in lower sales and higher costs. In addition, climate-related regulations may add cost and complexity to our operations.
We manufacture packaging products for foods as well as products used in construction and industrial manufacturing. Adverse or varying weather conditions can impact crop yields and harvest timing, which in turn could impact the level and timing of demand for our containers. In addition, poor or extreme weather conditions can temporarily impact the level of construction and industrial activity and impact the efficiency of our manufacturing operations. Weather-related events, such as hurricanes and floods, which may increase in frequency and severity due to climate change, could result in lost production, supply chain disruptions and increased material costs. Such disruptions could have, and have in the past had, a material and adverse effect on our results of operations.

There has been an increased focus from investors, customers, the general public and U.S. and foreign governmental and nongovernmental authorities on climate change and GHG emissions. Regulatory responses to climate change may result in new laws and regulations intended to reduce overall GHG emissions. Such rules and regulations could include, among other things, cap-and-trade programs, carbon taxes, and mandates within certain industries or activities to reduce GHG emissions. In the United States, the Environmental Protection Agency has issued a number of regulations under the Clean Air Act with the goal of reducing GHG emissions. Some of our facilities are subject to these regulations and compliance with such rules and any other regulatory responses to climate change could in the future significantly increase costs and add complexity to our operations.

Additionally, in the United States, several states where we operate manufacturing facilities have enacted or are in the process of enacting regulations related to GHG emissions or implementing cap and trade programs. Our facilities currently fall outside of the scope of these regulations but may be impacted in the future. Several of our manufacturing facilities outside of the United States have entered into GHG emissions trading programs as a result of local regulations. Certain countries where we have manufacturing facilities have set GHG reduction targets to align with an agreement signed in April 2016 between 170 countries establishing a framework to reduce global GHG emissions (also known as the "Paris Agreement"), that became effective in November 2016 and which the United States formally rejoined in February 2021. Many of the other countries where we conduct business are expected to develop similar climate change related regulations. To the extent our facilities become subject to additional regulations related to GHG emissions in the United States or internationally, compliance with such regulations could significantly increase costs and add complexity to our operations, which could have a material and adverse effect on our business, results of operations, financial condition and prospects.

Any failure in our procedures to monitor climate related regulatory and policy changes in the jurisdictions in which we operate or in our processes and tools to track our GHG emissions and assess both operational and financial impacts of climate-related regulations, and any failure to comply with any such regulations and policies, could subject us to additional costs and penalties and harm to our reputation.

We have also voluntarily established and publicly disclosed our GHG reduction targets and other ESG goals and sustainability targets. These targets could prove more costly or difficult to achieve than we expect, and we may be unable to achieve these targets at acceptable cost or at all. If we are unable to meet these targets and goals on our projected timelines or at all, whether as a result of cost, operational or technological limitations, or if such targets or our progress against them are not perceived to be sufficiently robust, our reputation, as well as our relationships with investors, customers and other stakeholders, could be harmed, which could in turn adversely affect our business,
14 FORM 10-K SONOCO 2022 ANNUAL REPORT

results of operations and prospects. In addition, not all of our competitors may seek to establish climate or other ESG targets and goals, or may not establish targets and goals that are comparable to ours, which could result in our competitors achieving competitive advantages through lower supply chain or operating costs, which could adversely affect our business, results of operations, financial condition and prospects.
Risks Related to Environmental, Health and Safety, and Corporate Social Responsibility Laws and Regulations
We are subject to costs and potential liabilities related to environmental, health and safety, and corporate social responsibility laws and regulations that could adversely affect our results of operations.
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
We have incurred in the past, and may incur in the future, fines, penalties and legal costs relating to environmental matters, and costs relating to the damage of natural resources, lost property values and toxic tort claims. We have made expenditures to comply with environmental regulations and expect to make additional expenditures in the future. As of December 31, 2022, approximately $7.3 million was reserved for environmental liabilities. Such reserves are established when it is considered probable that we have some liability. However, because the extent of potential environmental damage, and the extent of our liability for the damage, is usually difficult to assess and may only be ascertained over a long period of time, our actual liability in such cases may end up being substantially higher than the currently reserved amount. Accordingly, additional charges could be incurred and could have a material and adverse effect on our results of operations and financial condition.
Many of our products come into contact with the food and beverages packaged within, and therefore we are subject to risks and liabilities related to health and safety matters in connection with those products. Accordingly, our products must comply with various laws and regulations for food and beverages applicable to our customers. Changes in such laws and regulations could negatively impact customers’ demand for our products as they comply with such changes and require us to make changes to our products. Such changes to our products could include modifications to the coatings and compounds we use, possibly resulting in the incurrence of additional costs. Additionally, because many of our products are used to package consumer goods, we are subject to a variety of risks that could influence consumer behavior and negatively impact demand for consumer packaged goods and, consequently, for our products, including changes in consumer preferences driven by various health-related concerns and perceptions.
In addition, disclosure regulations relating to the use of “conflict minerals” sourced from the Democratic Republic of the Congo and adjoining countries could affect the sourcing, availability and cost of materials used in the manufacture of some of our products. We also incur costs associated with supply chain due diligence, and, if applicable, potential changes to products, processes or sources of supply as a result of such due diligence. Because our supply chain is complex, we may also face reputational risk with our customers and other stakeholders if we are unable to sufficiently verify the origins of all such minerals used in our products.
Changes to laws and regulations dealing with environmental, health and safety, and corporate social responsibility issues (e.g., sustainability) are made or proposed with some frequency, and some of the proposals, if adopted, might, directly or indirectly, result in a material reduction in the results of operations of one or more of our operating units. For example, we may be subject to future policy changes and regulations that discourage the use of single-use plastics or mandate the use of recycled content. Such regulations could both result in customers switching to other packaging formats, and therefore result in lost revenue, and result in increased costs associated with sourcing recycled resins and designing and producing products with enhanced recyclability. These or any other such policy changes or new regulations are uncertain and we cannot predict the impact on our markets or the amount of additional capital expenditures or operating expenses that could be necessary for compliance.
Risks Related to Financing Activities
We, or our customers, may not be able to obtain necessary credit or, if so, on reasonable terms.
At December 31, 2022, we had $2.4 billion of fixed-rate debt outstanding. We also operate a $500 million commercial paper program, supported by a $750 million revolving credit facility committed by a syndicate of eight banks until June 2026. We have the contractual right to draw funds directly on the underlying bank credit facility, which could possibly occur if there were a disruption in the commercial paper market. However, if these obligations were not met, we may be forced to seek more costly or cumbersome forms of credit. Should such credit be unavailable for an extended time, it would significantly affect our ability to operate our business and execute on our plans. In addition, our customers may experience liquidity problems as a result of a negative change in the economic environment, including the ability to obtain credit, that could limit their ability to purchase our products and services or satisfy their existing obligations.
In addition, our ability to issue commercial paper and access the credit markets, and the cost of these borrowings, is affected by the strength of our credit ratings and current market conditions. Failure to maintain credit ratings that are acceptable to investors, including as a result of increased leverage, may adversely affect the cost and other terms upon which we are able to obtain financing, as well as our access to the capital markets. Any downgrade in our credit rating could increase our cost of borrowing, which could have a material and adverse effect on our business, results of operations and financial condition, and our ability to pay dividends.
Our significant indebtedness could adversely affect our cash flow, increase our vulnerability to economic conditions, and limit or restrict our business activities.
We have incurred, and may incur in the future, significant indebtedness, including in connection with mergers or acquisitions, which may impact the manner in which we conduct business or our access to external sources of liquidity. For example, in January 2022, in connection with our acquisition of Ball Metalpack, we issued $1.2 billion aggregate principal amount of unsecured senior notes and entered into a $300 million term loan facility, and in December 2022, we entered into an additional $400 million term loan facility. In addition to interest payments, a significant portion of our cash flow may need to be used to service our indebtedness, and, therefore, may not be available for use in our
15 FORM 10-K SONOCO 2022 ANNUAL REPORT

business. Our ability to generate cash flow is subject to general economic, financial, competitive, legislative, regulatory, and other factors that may be beyond our control. Our indebtedness could have a significant impact on us, including, but not limited to:
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
We on occasion utilize debt instruments with a variable rate of interest, including our two term loan facilities totaling $700 million. Fluctuations in interest rates can increase borrowing costs and, depending on the magnitude of variable-rate borrowings outstanding, could potentially have a material and adverse effect on our business. Variable-rate borrowings at December 31, 2022 were approximately $796 million.
We may incur additional debt in the future, which could increase the risks associated with our leverage.
We are continually evaluating and pursuing acquisition opportunities and, as we have in the past, we may from time to time incur additional indebtedness to finance any such acquisitions and to fund any resulting increased operating needs. As new debt is added to our current debt levels, the related risks we face could increase. While we will have to effect any new financing in compliance with the agreements governing our then existing indebtedness, changes in our debt levels and or debt structure may impact our credit rating and costs to borrow, as well as constrain our future financial flexibility in the event of a deterioration in our financial operating performance or financial condition. At December 31, 2022, scheduled debt maturities in 2023 totaled $502 million.
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
Information system damages, disruptions, shutdowns or compromises could result in production downtimes and operational disruptions, transaction errors, loss of customers and business opportunities, legal liability, regulatory fines, penalties or intervention, reputational damage, reimbursement or compensatory payments, and other costs, any of which could have a material and adverse effect on our business, financial position and results of operations. Although we attempt to mitigate these risks by employing a number of technical and process-based measures, including employee training, comprehensive monitoring of our networks and systems, and maintenance of backup and protective systems, our systems, networks, products, and services remain potentially vulnerable to cyber threats. Furthermore, the tactics, techniques, and procedures used by malicious actors to obtain unauthorized access to information technology systems and networks change frequently and often are not recognizable until launched against a target. Accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures. It is possible that we may in the future suffer a criminal attack whereby unauthorized parties gain access to our information technology networks and systems, including sensitive, confidential or proprietary data, and we may not be able to identify and respond to such an incident in a timely manner.
A security breach of customer, employee, supplier or company information may have a material and adverse effect on our business, financial condition and results of operations.
We maintain and have access to sensitive, confidential, proprietary and personal data and information that is subject to privacy and security laws, regulations and customer controls. This data and information is subject to the risk of intrusion, tampering and theft. Although we develop and maintain systems designed to prevent such events from occurring, the development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts to protect such sensitive, confidential or personal data or information, our facilities and systems and those of our customers, suppliers and third-party service providers may be vulnerable to security breaches, misplaced or lost data, and programming or user errors that could lead to the compromise of sensitive, confidential, proprietary or personal data and information. Similar security threats exist with respect to the IT systems of our lenders, suppliers, consultants, advisors and other third parties with whom we conduct business. Additionally, we provide confidential, proprietary and personal data to third parties when it is necessary to pursue business objectives and there is a risk that the confidentiality of data held by third parties may be compromised.
We continue to see increased regulation of data privacy and security and the adoption of more stringent subject matter specific state laws and national laws regulating the collection and use of data, as well as security and data breach obligations – including, for example, the General Data Protection Regulation in the EU, the Cyber Security Law in China, the General Data Protection Law in Brazil, the state of California's California Consumer Privacy Act of 2018 and California Privacy Rights Act of 2020, and additional state privacy and data protection laws in Virginia, Connecticut, Utah and Colorado, each of which will come into full effect in 2023. Significant changes also include the expansion of the scope of California privacy law to include employee and business-to-business personal data. It is likely that new laws and regulations will continue to be adopted in the United States and internationally, and existing laws and regulations may be interpreted in new ways that would affect our business. Although we take reasonable efforts to comply with all applicable laws and regulations, the
16 FORM 10-K SONOCO 2022 ANNUAL REPORT

uncertainty and changes in the requirements of multiple jurisdictions may increase the cost of compliance, reduce demand for our services, restrict our ability to offer services in certain locations, and jeopardize business transactions across borders.
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
Risks Related to Accounting, Human Resources, Financial and Business Matters and Taxation
Changes in pension plan assets or liabilities may reduce our results of operations and shareholders’ equity.
We sponsor various defined benefit plans worldwide, and had an aggregate projected benefit obligation for these plans of approximately $364 million as of December 31, 2022. The difference between defined benefit plan obligations and assets (the funded status of the plans) significantly affects the net periodic benefit costs and the ongoing funding requirements of the plans. Among other factors, changes in discount rates and lower-than-expected investment returns could substantially increase our future plan funding requirements and have a negative impact on our results of operations and cash flows. As of December 31, 2022, these plans held a total of approximately $266 million in assets consisting primarily of fixed income securities and mutual funds, funding a portion of the projected benefit obligations of the plans. If the performance of these assets does not meet our assumptions, or discount rates decline, the net underfunding of the plans may increase and we may be required to contribute additional funds to these plans, and our pension expense may increase, which could adversely affect results of operations and shareholders’ equity.
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
In preparing our consolidated financial statements in accordance with U.S. GAAP, we make estimates and assumptions that affect the accounting for and recognition of assets, liabilities, revenues and expenses. These estimates and assumptions must be made due to certain information used in the preparation of our financial statements that is dependent on future events, cannot be calculated with a high degree of precision from data available, or is not capable of being readily calculated based on generally accepted methodologies. We believe that accounting for long-lived assets, pension benefit plans, contingencies and litigation, and income taxes involves the more significant judgments and estimates used in the preparation of our consolidated financial statements. Actual results for all estimates could differ materially from the estimates and assumptions that we use, which could have a material and adverse effect on our financial condition and results of operations.
We have a significant amount of goodwill and other intangible assets, and a write down would negatively impact our results of operations and shareholders' equity.
At December 31, 2022, the carrying value of our goodwill and intangible assets was approximately $2.4 billion. We are required to evaluate our goodwill for impairment annually, or more frequently when evidence of potential impairment exists. The impairment test requires us to analyze a number of factors and make estimates that require judgment. As a result of this testing, we have in the past recognized goodwill impairment charges, and we have identified two reporting units that are currently at risk of a future impairment charge if actual results fall short of expectations. Future changes in the cost of capital, expected cash flows, changes in our business strategy, and external market conditions, among other factors, could require us to record an impairment charge for goodwill, which could lead to decreased assets and reduced net income. If a significant write down were required, the charge could have a material and adverse effect on our results of operations and shareholders' equity.
Full realization of our deferred tax assets may be affected by a number of factors.
We have deferred tax assets, including United States and foreign operating loss carryforwards, capital loss carryforwards, employee and retiree benefit items, foreign tax credits, and other accruals not yet deductible for tax purposes. We have established valuation allowances to reduce those deferred tax assets to an amount that we believe is more likely than not to be realized prior to expiration of such deferred tax assets. Our ability to use these deferred tax assets depends in part upon our having future taxable income during the periods in which these temporary differences reverse or our ability to carry back any losses created by the deduction of these temporary differences. We expect to realize these assets over an extended period. However, if we were unable to generate sufficient future taxable income in the United States and certain foreign jurisdictions, or if there were a significant change in the time period within which the underlying temporary differences became taxable or deductible, we could be required to increase our valuation allowances against our deferred tax assets, which would increase our effective tax rate which could have a material and adverse effect on our reported results of operations.
17 FORM 10-K SONOCO 2022 ANNUAL REPORT

Our annual effective tax rate and the amount of taxes we pay can change materially as a result of changes in U.S. and foreign tax laws, changes in the mix of our U.S. and foreign earnings, adjustments to our estimates for the potential outcome of any uncertain tax issues, and audits by federal, state and foreign tax authorities.
As a large multinational corporation, we are subject to U.S. federal, state and local, and many foreign tax laws and regulations, all of which are complex and subject to significant change and varying interpretations. Changes in these laws or regulations, or any change in the position of taxing authorities regarding their application, administration or interpretation, could have a material adverse effect on our business, consolidated financial condition or results of our operations. For example, in the United States, the Inflation Reduction Act of 2022 (the "Inflation Reduction Act"), which was signed into law on August 16, 2022, includes a number of provisions that may impact us in the future, including a 1% excise tax on share repurchases. In addition, our products, and our customers’ products, are subject to import and excise duties and/or sales or value-added taxes in many jurisdictions in which we operate. Increases in these indirect taxes could affect the affordability of our products and our customers’ products, and, therefore, reduce demand.
Recently, international tax norms governing each country’s jurisdiction to tax cross-border international trade have evolved, and are expected to continue to evolve, due in part to the Base Erosion and Profit Shifting project led by the Organization for Economic Cooperation and Development (the “OECD”), an international association of 38 countries including the United States, and supported by the G20. The OECD reached an agreement to align countries on a minimum corporate tax rate and an expansion of the taxing rights of market countries. Some individual countries, including those in the European Union, have proposed legislation to implement the global minimum tax agreement. However, in other countries, such as the United States, the implementation of the OECD agreement remains highly uncertain. If enacted, either by all OECD participants or unilaterally by individual countries, the agreement could result in tax increases or double taxation that could affect our tax liability. Changes in these or any other laws and regulations, or any change in the position of tax authorities regarding their application, administration or interpretation, could adversely affect our financial results.
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
In addition, our income tax returns are subject to regular examination by domestic and foreign tax authorities. These taxing authorities may disagree with the positions we have taken or intend to take regarding the tax treatment or characterization of any of our transactions. If any tax authorities were to successfully challenge the tax treatment or characterization of any of our transactions, it could have a material and adverse effect on our business, consolidated financial condition or results of our operations. Furthermore, regardless of whether any such challenge is resolved in our favor, the final resolution of such matter could be expensive and time consuming to defend or settle. Future changes in tax law could significantly impact our provision for income taxes, the amount of taxes payable, and our deferred tax asset and liability balances.
If we fail to continue to maintain effective internal control over financial reporting at a reasonable assurance level, we may not be able to accurately report our financial results, and may be required to restate previously published financial information, which could have a material and adverse effect on our operations, investor confidence in our business and the trading prices of our securities.
Effective internal controls are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. We are required to assess the effectiveness of our internal control over financial reporting annually, as required by Section 404 of the Sarbanes-Oxley Act. We need to maintain our processes and systems and adapt them as our business grows and changes. This continuous process of maintaining and adapting our internal controls and complying with Section 404 is expensive, time-consuming and requires significant management attention. As we grow our businesses and acquire other businesses, our internal controls will become increasingly complex and we may require significantly more resources. The integration of acquired businesses into our internal control over financial reporting has required, and will continue to require, significant time and resources from our management and other personnel and will increase our compliance costs. Additionally, maintaining effectiveness of our internal control over financial reporting is made more challenging by the fact that as of December 31, 2022, we had approximately 180 subsidiaries and joint ventures in 32 countries around the world. There is no assurance that, in the future, material weaknesses will not be identified that would cause management to change its current conclusion as to the effectiveness of our internal controls. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we could be subject to regulatory scrutiny, civil or criminal penalties or litigation. In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our financial condition, and we may be required to restate previously published financial information, which could have a material and adverse effect on our operations, investor confidence in our business and the trading prices of our securities.
18 FORM 10-K SONOCO 2022 ANNUAL REPORT

Our disclosure controls and procedures and internal controls may not prevent or detect all errors or acts of fraud.
We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.
Risks Related to COVID-19
The direct and indirect results of the COVID-19 pandemic may adversely affect our operations, results of our operations and our financial condition.
Globally, the impact of the COVID-19 pandemic continues to evolve. The operations and financial performance in some of our businesses continued to be negatively impacted during the first half of 2022, but to a lesser extent than in 2021. For example, in some instances, the supply chain constraints and labor shortages that were seen throughout the economy in 2021 continued to impact certain of our businesses, contributing to a negative price/cost relationship in the first half of the year; however, these issues continued to improve as the year progressed.
We expect that the future impact of COVID-19 on our operational and financial performance will depend on the behavior of the virus and the world's reaction to it, which are highly uncertain and cannot be predicted. New variants have caused and may have the potential to cause further outbreak and economic disruption. Additionally, the effectiveness of vaccines and containment measures to mitigate the impacts of the virus on people's health and the economy could diminish, resulting in decreased demand for our products or disruption to our operations.
We previously experienced, and may experience in the future, lower overall demand for certain of our products due to economic uncertainty and changing consumer behaviors driven by COVID-19 or reduced demand due to our customers’ supply chain issues. We have previously experienced, and may in the future experience, strong headwinds related to higher supply chain costs and tight labor market due to the continued impacts of COVID-19. Inflation continues, and may continue in the future, to contribute to higher commodity and other input costs. Our production capabilities may be disrupted if we are unable to secure sufficient supplies of raw materials, if significant portions of our workforce are unable to work effectively, including because of illness, government actions or other restrictions, or if we have periods of disruptions due to deep cleaning and sanitizing our facilities. An extended period of disruption to our served markets or global supply chains could materially and adversely affect our results of operations, access to sources of liquidity and overall financial condition. In addition, an extended global recession caused by the pandemic could have an adverse effect on our business, results of our operations, financial condition and prospects.
Item 1B. Unresolved Staff Comments
There are no unresolved written comments from the SEC staff regarding the Company’s periodic or current Exchange Act reports.
Item 2. Properties
The Company’s corporate offices are owned and operated in Hartsville, South Carolina. As of December 31, 2022, there were approximately 310 owned and leased facilities used by the Company in 32 countries around the world. The majority of these facilities are located in North America. The most significant foreign geographic region in which the Company operates is Europe, followed by Asia.
The Company believes that its facilities have been well maintained, are generally in good condition and are suitable for the conduct of its business. The Company does not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.
Item 3. Legal Proceedings
The Company has been named as a potentially responsible party ("PRP") at several environmentally contaminated sites not owned by the Company. All of the sites are also the responsibility of other parties. The Company’s liability, if any, is shared with such other parties, but the Company’s share has not been finally determined in most cases. In some cases, the Company has cost-sharing agreements with other PRPs relating to the sharing of legal defense costs and cleanup costs for a particular site. The Company has assumed, for accrual purposes, that the other parties to these cost-sharing agreements will perform as agreed. Final resolution of some of the sites is years away, and actual costs to be incurred for these matters in future periods is likely to vary from current estimates because of the inherent uncertainties in evaluating environmental exposures. Accordingly, the ultimate cost to the Company with respect to such sites, beyond what has been accrued as of December 31, 2022, cannot be determined.
As of December 31, 2022 and 2021, the Company had accrued $7.3 million and $7.4 million, respectively, related to environmental contingencies. The Company periodically reevaluates the assumptions used in determining the appropriate reserves for environmental matters as additional information becomes available and makes appropriate adjustments when warranted.
For further information about legal proceedings, see Note 16 to the Company's Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.
Other Legal Matters
Additional information regarding legal proceedings is provided in Note 16 to the Consolidated Financial Statements of this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

19 FORM 10-K SONOCO 2022 ANNUAL REPORT

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the New York Stock Exchange under the stock symbol “SON.” As of December 31, 2022, there were approximately 106,000 shareholder accounts. Information required by Item 201(d) of Regulation S-K can be found in Part III, Item 12 of this Annual Report on Form 10-K.
Although the ultimate determination of whether to pay dividends is within the sole discretion of the Board of Directors and is based on a variety of factors, the Company currently plans to continue paying dividends consistent with historical practice as earnings and the Company's liquidity permit. Dividends per common share were $1.92 in 2022, $1.80 in 2021 and $1.72 in 2020. On February 8, 2023, the Company declared a regular quarterly dividend of $0.49 per common share payable on March 10, 2023, to shareholders of record on February 22, 2023.

## COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Sonoco Products Company, the S&P 500 Index
and the Dow Jones US Containers & Packaging Index

$250
$200
$150
$100
$50
$0
12/17
12/18
12/19
12/20
12/21
12/22
Sonoco Products Company
S&P 500
Dow Jones US Containers & Packaging

*$100 invested on 12/31/17 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2023 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2023 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved.

December 31,	2017	2018	2019	2020	2021	2022
Sonoco Products Company	$100.00	$103.07	$123.19	$122.25	$122.89	$133.11
S&P 500	$100.00	$95.62	$125.72	$148.85	$191.58	$156.89
Dow Jones US Containers & Packaging	$100.00	$81.55	$104.86	$127.03	$140.95	$115.86

20 FORM 10-K SONOCO 2022 ANNUAL REPORT

The Company made the following purchases of its securities during the fourth quarter of 2022:
Issuer purchases of equity securities

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number or Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs[1]
10/03/22 - 11/06/22	—	$—	—	$137,971,853
11/07/22 - 12/04/22	—	$—	—	$137,971,853
12/05/22 - 12/31/22	—	$—	—	$137,971,853
Total	—	$—	—	$137,971,853

[1]
On April 20, 2021, the Company's Board of Directors authorized the repurchase of the Company's common stock in an aggregate amount of up to $350.0 million. Following several repurchase transactions in 2021, a total of approximately $138.0 million remained available for share repurchases at December 31, 2021 and December 31, 2022. No shares were repurchased under this authorization during 2022.

The Company did not make any unregistered sales of its securities during 2022.

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
This section of this Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2021 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
General Overview
Sonoco is a leading provider of consumer packaging, industrial products and protective packaging with approximately 310 locations in 32 countries as of December 31, 2022. The Company's operating and reporting structure consists of two reportable segments, Consumer Packaging and Industrial Paper Packaging, with all remaining businesses reported as All Other. Geographically, in 2022, approximately 72% of sales were generated in the United States, 13% in Europe, 6% in other regions, 5% in Asia, and 3% in Canada.
Sonoco’s strategy is to increase its long-term profitability and return capital to shareholders. Over the past several years, we have simplified our business portfolio around fewer, bigger businesses which has reduced operating complexity and improved agility. We are focused on efficient capital deployment into these larger, core business units to improve economic returns and improve integration effectiveness and speed for acquired strategic assets. In parallel, we have worked on commercial, operational, and supply chain excellence programs to shift the mix of our business towards higher-valued products, improve our contracting process to better capture input costs and the value of the services we provide, and increase overall productivity.
Base operating profit is a non-GAAP financial measure reflecting adjustments to the reported GAAP operating profit for certain items. For an explanation of how and why the Company uses such non-GAAP financial measures, and the types of adjustments made, see "Use of Non-GAAP Financial Measures" below.
The Company's primary focus areas in 2022 were to continue to manage supply chain challenges presented by the COVID-19 pandemic, generate profitable growth, further seek capital investments and acquisitions that augment the Company's core portfolio, improve operating cash flow and profit margins, and enhance the Company's sustainability. 2022 was a pivotal year for the Company as we made significant progress in our growth as a world-class packaging company with a portfolio of highly engineered and sustainable products to support our customers.
On January 26, 2022, the Company completed the acquisition of Ball Metalpack, renamed Sonoco Metal Packaging, a leading supplier of metal packaging for food and household products and the largest aerosol can producer in North America. This acquisition expanded our sustainable packaging portfolio with metal packaging, a highly recyclable packaging substrate. On November 15, 2022, the Company completed the acquisition of Skjern, a privately owned paper manufacturer in Denmark. Skjern produces high-grade paperboard from recycled paper for rigid paper containers, tubes and cores, and other applications. Skjern has programs to reduce its carbon emissions, while its operations are powered by a biomass boiler, making them less reliant on natural gas. The acquisition is expected to expand production capacity for the Company’s converting operations and customers throughout Europe while capitalizing on the growing market for sustainable paper and packaging products. Both acquisitions build on the Company's strategy of investing in our core businesses. See additional information under “—Acquisitions and Divestitures—Acquisitions” below.
During the third quarter of 2022, the Company completed Project Horizon, a $125 million project to transform the corrugated medium machine in Hartsville, South Carolina to produce uncoated recycled paperboard ("URB"). The Company anticipates the upgraded paper machine to be fully operational early in 2023 and expects it to drive significant annualized savings as production ramps through 2023 and beyond. The new URB machine, with a targeted annual production capacity of 180,000 tons, was designed with the goal of being the largest and lowest-cost producer of URB in the world, capable of producing a wide range of high-value paper grades to service the Company's Industrial Paper Packaging businesses and external trade customers. Project Horizon, which commenced in 2020, also included the completion of a new finished goods warehouse on the Hartsville campus as well as other infrastructure improvements to the Hartsville paper manufacturing complex.
21 FORM 10-K SONOCO 2022 ANNUAL REPORT

The Company also continued efforts in commercial excellence to reposition pricing of certain items to less volatile indices while improving the timing of recovery for higher manufacturing. The results of these efforts, along with the successful integration of the Metal Packaging acquisition, reflected positively in the Company's 2022 financial results which were a record in the 124-year history of the Company.
As the Company looks to 2023, capital allocation remains a key factor of our strategy. We are focused on driving productivity as we expect to see the benefits of fewer supply chain and labor disruptions. Actions taken over the past several years have built resiliency into our operating model and are expected to help offset inflation. At the same time, we have invested capital in our core consumer and industrial businesses to position us well for longer term growth and profitability. We remain focused on improving returns on invested capital through organic investments in our core, accretive acquisitions, and potential portfolio rationalization while focusing on further improving returns to shareholders.
Use of Non-GAAP Financial Measures
To assess and communicate the financial performance of the Company, Sonoco management uses, both internally and externally, certain financial performance measures that are not in conformity with generally accepted accounting principles. These “non-GAAP” financial measures (referred to as "Base") reflect adjustments to the Company's GAAP results to exclude amounts, including the associated tax effects, relating to:
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
The Company's management believes the exclusion of the above items improves the period-to-period comparability and analysis of the underlying financial performance of the business. The adjusted non-GAAP results are identified using the term “base,” for example, “base earnings.” As previously disclosed, effective January 1, 2022, the Company modified its definition of base results to include adjustments for amortization-related expense on acquisition intangibles. Accordingly, base results for 2021 have been revised to conform with the current presentation. This change was made to better align the Company's definitions of base results with those of its peers, to better reflect the Company's operating performance, and to increase the usefulness of such measures to the investing community.
The Company’s non-GAAP financial measures are not in accordance with, nor an alternative for, measures conforming to generally accepted accounting principles and may be different from non-GAAP financial measures used by other companies. In addition, these non-GAAP financial measures are not based on any comprehensive set of accounting rules or principles. Sonoco continues to provide all information required by GAAP, but it believes that evaluating its ongoing operating results may not be as useful if an investor or other user is limited to reviewing only GAAP financial measures. The Company consistently applies its non-GAAP “base” performance measures presented herein and uses them for internal planning and forecasting purposes, to evaluate its ongoing operations, and to evaluate the ultimate performance of management and each business unit against plan/forecast all the way up through the evaluation of the Chief Executive Officer’s performance by the Board of Directors. In addition, these same non-GAAP financial measures are used in determining incentive compensation for the entire management team and in providing earnings guidance to the investing community. Sonoco management does not, nor does it suggest that investors should, consider these non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.
Sonoco presents these non-GAAP financial measures to provide users information to evaluate Sonoco’s operating results in a manner similar to how management evaluates business performance. Material limitations associated with the use of such measures are that they do not reflect all period costs included in operating expenses and may not be comparable with similarly named financial measures of other companies. Furthermore, the calculations of these non-GAAP financial measures are based on subjective determinations of management regarding the nature and classification of events and circumstances that the investor may find material and view differently. To compensate for these limitations, management believes that it is useful in understanding and analyzing the results of the business to review both GAAP information which includes all of the items impacting financial results and the non-GAAP financial measures that exclude certain elements, as described above.
Restructuring and restructuring-related asset impairment charges are a recurring item as the Company's restructuring programs often require several years to fully implement and the Company is continually seeking to take actions that could enhance its efficiency. Although recurring, these charges are subject to significant fluctuations from period to period due to the varying levels of restructuring activity and the inherent imprecision in the estimates used to recognize the impairment of assets and the wide variety of costs and taxes associated with severance and termination benefits in the countries in which the restructuring actions occur. Similarly, non-operating pension expense is a recurring item. However, this expense is subject to significant fluctuations from period to period due to changes in actuarial assumptions, global financial markets (including stock market returns and interest rate changes), plan changes, settlements, curtailments, and other changes in facts and circumstances.
Reconciliations of GAAP to base results are presented under "—Reconciliations of GAAP to Non-GAAP Financial Measures" below in conjunction with management’s discussion and analysis of the Company’s results of operations. Whenever reviewing a non-GAAP financial measure, readers are encouraged to review the related reconciliation to fully understand how it differs from the related GAAP measure. Reconciliations are not provided for non-GAAP financial measures related to future years due to the likely occurrence of one or more of the following, the timing and magnitude of which management is unable to reliably forecast: possible gains or losses on the sale of businesses or other assets, restructuring costs and restructuring-related asset impairment charges, acquisition/divestiture-related costs, and the tax effect of these items and/or other income tax-related events. These items could have a significant impact on the Company's future GAAP financial results.
Acquisitions and Divestitures
Acquisitions
The Company completed three acquisitions during 2022 at a net cash cost of approximately $1.4 billion.
On November 15, 2022, the Company completed the acquisition of Skjern, a privately owned manufacturer of paper based in Denmark, for $88.6 million, net of cash acquired. Skjern produces high-grade paperboard from recycled paper for rigid paper containers, tubes and cores, and other applications. The acquisition is expected to expand production capacity for the Company’s converting operations and customers throughout Europe.
22 FORM 10-K SONOCO 2022 ANNUAL REPORT

On August 31, 2022, the Company completed the acquisition of Nordeste Tubetes and NE Tubetes (collectively “Nordeste”), two small tube and core operations in Brazil. Total consideration for the two businesses was $6.5 million, including cash paid at closing of $3.9 million, additional payments in October and November 2022 totaling $0.7 million, and deferred payments totaling $1.9 million that are expected to be paid over the next six years.
On January 26, 2022, the Company completed the acquisition of Ball Metalpack, renamed Sonoco Metal Packaging, a leading supplier of sustainable metal packaging for food and household products and the largest aerosol can producer in North America, for $1.3 billion, net of cash acquired. As previously disclosed, final consideration was subject to customary post-closing adjustments for working capital, cash and indebtedness and was finalized in the second quarter of 2022. The Company received cash from the sellers totaling $14.8 million, of which $6.9 million had been reflected as a receivable at the time of the initial purchase price allocation. Prior to the Company's acquisition of Metal Packaging, Ball Metalpack was a joint venture formed in 2018 and owned by Platinum Equity (51%) and Ball Corporation (49%). As of December 31, 2022, Metal Packaging consisted of eight manufacturing plants in the United States and a headquarters facility in Broomfield, Colorado. Factors comprising goodwill at Metal Packaging include increased access to certain markets as well as the value of the assembled workforce.
Also, on November 9, 2022, the Company entered into a definitive agreement to purchase the remaining equity interest in RTS from joint venture partner WestRock Company ("WestRock") and one WestRock paper mill in Chattanooga, Tennessee, for $330 million in cash, subject to customary closing adjustments. In January 2023, both the Company and WestRock received a request for additional information and documentary material (a "Second Request") from the Antitrust Division of the U.S. Department of Justice (the "DOJ"). Issuance of the Second Request extends the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), until 30 days after we and WestRock have each substantially complied with the Second Request, unless the period for review is extended voluntarily by the parties and the DOJ or is terminated earlier by the DOJ. We anticipate completing the transaction in the second half of 2023, subject to the satisfaction or waiver of the closing conditions contained in the purchase agreement, including the expiration or early termination of waiting periods or extensions thereof under the HSR Act. Upon completion of the transaction, the Company will own 100% of RTS, which is currently operated as a joint venture between Sonoco (35% ownership interest) and WestRock (65% ownership interest). The RTS joint venture was formed in 1997 and combined the former protective packaging operations of WestRock and the Company to market solid fiber partitions from recycled paperboard to glass container manufacturers and producers of wine, liquor, food, and pharmaceuticals.
Divestitures
On January 26, 2023, the Company completed the sale of its S3 business, a provider of customized waste and recycling management programs and part of the Company's Industrial Paper Packaging segment, to Northstar Recycling Company, LLC ("Northstar") for a total sales price of $15.3 million, including a 2.7% equity interest in Northstar valued at $5.0 million. The Company expects to recognize a gain from the divestiture of this business of approximately $11.0 million, before tax, in the first quarter of 2023.
As previously disclosed, the Company completed the divestiture of its global display and packaging business in two separate transactions, the European contract packaging business on November 30, 2020 and the U.S. display and packaging business on April 4, 2021. These businesses, which included point-of-purchase displays, fulfillment operations, and contract packaging, were reported in All Other. Although no divestitures were completed in 2022, the Company continually assesses its operational footprint as well as its overall portfolio of businesses and may consider the divestiture of plants and/or business units it considers to be suboptimal or nonstrategic. See Note 3 to the Consolidated Financial Statements for further information about acquisitions and divestitures.
Restructuring and Asset Impairment Charges
Due to its geographic footprint (approximately 310 locations in 32 countries as of December 31, 2022) and the cost-competitive nature of its businesses, the Company frequently seeks more cost-effective means and structures to serve its customers, to improve profitability, and to respond to fundamental changes in its markets. As such, restructuring costs have been and are expected to be a recurring component of the Company’s operating costs. The amount of these costs can vary significantly from year to year depending upon the scope and location of the restructuring activities.
23 FORM 10-K SONOCO 2022 ANNUAL REPORT

The following table summarizes the impact of restructuring and asset impairment charges for each of the years presented:

	Year Ended December 31,
Dollars in thousands	2022	2021
Restructuring and restructuring-related asset impairment charges	$46,815	$9,176
Other asset impairments	10,095	5,034
Restructuring/Asset impairment charges	$56,910	$14,210
During 2022, the Company recognized restructuring charges related to severance for employees terminated as a result of various plant closures or whose positions were eliminated as part of the Company's ongoing organizational effectiveness efforts. Restructuring charges were also incurred during the year for consulting services and costs related to plant closures, including equipment removal, utilities, plant security, property taxes, and insurance at closed facilities. Asset impairment charges were recognized in the Industrial Paper Packaging and Consumer Packaging segments as the result of plant closures and were partially offset by gains from the sales of previously impaired assets and closed facilities during the year. The Company recognized other asset impairment charges in 2022 totaling $10.1 million, primarily as a result of completing the exit of its operations in Russia during the second quarter of 2022. These operations consisted of two small tube and core plants and were part of the Industrial Paper Packaging segment.
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
The Company expects to recognize future additional costs totaling approximately $8.4 million in connection with previously announced restructuring actions. The Company believes that the majority of these charges will be incurred and paid by the end of 2023. The Company regularly evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions are likely to be undertaken. Restructuring and asset impairment charges are subject to significant fluctuations from period to period due to the varying levels of restructuring activity and the inherent imprecision in the estimates used to recognize the impairment of assets and the wide variety of costs and taxes associated with severance and termination benefits in the countries in which the Company operates.
See Note 4 to the Consolidated Financial Statements for further information about restructuring activities and asset impairment charges.
Reconciliations of GAAP to Non-GAAP Financial Measures
The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures for each of the years presented:

	For the year ended December 31, 2022
Dollars and shares in thousands, except per share data	GAAP	Restructuring/ Asset Impairment(1)	Amortization of Acquisition Intangibles(2)	Acquisition/Divestiture Related Costs(3)	Other Adjustments(4)	Base
Operating profit	$675,396	$56,910	$80,427	$70,210	$36,922	$919,865
Non-operating pension costs	7,073	—	—	—	(7,073)	—
Interest expense, net	97,041	—	—	—	136	97,177
Income before income taxes	571,282	56,910	80,427	70,210	43,859	822,688
Provision for income taxes	118,509	11,269	19,554	17,640	29,788	196,760
Income before equity in earnings of affiliates	452,773	45,641	60,873	52,570	14,071	625,928
Equity in earnings of affiliates, net of tax	14,207	—	—	—	—	14,207
Net income	466,980	45,641	60,873	52,570	14,071	640,135
Less: Net (income) attributable to noncontrolling interests, net of tax	(543)	(99)	—	—	—	(642)
Net income attributable to Sonoco	$466,437	$45,542	$60,873	$52,570	$14,071	$639,493
Diluted weighted average common shares outstanding:	98,732					98,732
Per diluted common share	$4.72	$0.46	$0.62	$0.53	$0.14	$6.48

24 FORM 10-K SONOCO 2022 ANNUAL REPORT

	For the year ended December 31, 2021
Dollars and shares in thousands, except per share data	GAAP	Restructuring/ Asset Impairment(1)	Amortization of Acquisition Intangibles(2)	Acquisition/Divestiture Related Costs(3)	Other Adjustments(5)	Base
Operating profit	$486,853	$14,210	$49,419	$17,722	$(3,420)	$564,784
Non-operating pension costs	568,416	—	—	—	(568,416)	—
Interest expense, net	59,235	—	—	—	2,165	61,400
Loss from the early extinguishment of debt	20,184	—	—	—	(20,184)	—
(Loss)/Income before income taxes	(160,982)	14,210	49,419	17,722	583,015	503,384
(Benefit from)/Provision for income taxes	(67,430)	5,363	12,241	3,535	165,531	119,240
(Loss)/Income before equity in earnings of affiliates	(93,552)	8,847	37,178	14,187	417,484	384,144
Equity in earnings of affiliates, net of tax	10,841	—	—	—	(1,394)	9,447
Net (loss)/income	(82,711)	8,847	37,178	14,187	416,090	393,591
Less: Net (income) attributable to noncontrolling interests, net of tax	(2,766)	—	—	—	2,052	(714)
Net (loss)/income attributable to Sonoco	$(85,477)	$8,847	$37,178	$14,187	$418,142	$392,877
Diluted weighted average common shares outstanding(6):	99,608				469	100,077
Per diluted common share	$(0.86)	$0.09	$0.37	$0.14	$4.18	$3.93
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
(2) Beginning in 2022, the Company redefined base results to exclude amortization of intangible assets related to acquisitions. Prior year results have been revised to conform with the new presentation.
(3)    Includes legal and professional fees related to acquisition and divestiture transactions, whether proposed or consummated. 2022 also includes approximately $33,000 of fair value adjustments to acquisition-date inventory related to Metal Packaging.
(4)     Includes non-operating pension costs, unrealized losses related to commodity hedges of approximately $8,000, change in LIFO inventory reserves of approximately $28,000, and the release of valuation allowance on foreign tax credits of approximately $13,200.
(5)     Non-operating pension costs include settlement charges of approximately $551,000 related primarily to the settlement of the Sonoco Pension Plan for Inactive Participants (the "Inactive Plan") in the second quarter.
(6) Due to the magnitude of certain expenses considered by management to be non-base, the Company reported a 2021 GAAP net loss attributable to Sonoco. In instances where a company incurs a net loss, including potential common shares in the denominator of a diluted earnings per-share computation will have an antidilutive effect on the per-share loss. GAAP therefore requires the exclusion of any unexercised share awards or other like instruments for purposes of calculating weighted average shares outstanding. Accordingly, the Company did not include any unexercised share awards or other like instruments in calculating weighted average shares outstanding for GAAP purposes in the table above, which resulted in basic weighted average common shares outstanding and diluted weighted average common shares outstanding being the same. However, the Company also presents base net income attributable to Sonoco, which excludes the net non-base items. In order to maintain consistency and comparability of base diluted earnings per share, dilutive unexercised share awards were included in the calculation to the same extent they would have been had GAAP net income attributable to Sonoco been equal to base net income attributable to Sonoco.

25 FORM 10-K SONOCO 2022 ANNUAL REPORT

Results of Operations – 2022 Versus 2021
Net income/(loss) attributable to Sonoco ("GAAP results") was net income of $466.4 million ($4.72 per diluted share) in 2022, compared with a net loss of $(85.5) million ($(0.86) per diluted share) in 2021.
The GAAP results reflect net after-tax, non-base charges totaling $173.1 million and $478.4 million in 2022 and 2021, respectively. These non-base items consisted of the following:

	For the year ended
Amounts in Millions	December 31, 2022	December 31, 2021
Restructuring and asset impairment charges	$45.5	$8.8
Amortization of acquisition intangibles	60.9	37.2
Acquisition and divestiture-related costs	27.6	14.2
Fair value adjustments to acquisition-date inventory	24.9	—
Changes in LIFO inventory reserve	21.4	—
Non-operating pension costs	5.1	423.5
Derivative losses/(gains)	6.6	(3.4)
Insurance settlement gains	(2.7)	(4.9)
Non-base income tax gains, net	(17.8)	(14.5)
Refund of foreign VAT and applicable interest	—	(3.1)
Loss from the early extinguishment of debt	—	15.0
Loss on divestiture of businesses	—	1.2
All other non-base charges, net	1.6	4.4
Total non-base charges, after tax	$173.1	$478.4

Adjusted for these items, base net income ("base earnings") in 2022 was $639.5 million ($6.48 per diluted share), compared with $392.9 million ($3.93 per diluted share) in 2021.
Both GAAP and base earnings in 2022 reflect the impact of a positive price/cost relationship which was especially impactful to our Industrial Paper Packaging segment. Additionally, the Metal Packaging acquisition contributed to the year-over-year increase in earnings. These gains were partially offset by declines in volume, particularly in the Industrial Paper Packaging segment, as well as the negative impact of foreign currency exchange rates. GAAP earnings in 2022 were favorably impacted by a $561.3 million decrease in non-operating pension costs which was driven by the settlement of the Inactive Plan in the second quarter of 2021. This was partially offset by a $42.7 million increase in restructuring activity and asset write-offs, which included a $9.2 million impairment charge from the Company's exit of its Russia operations.
The effective tax rates on GAAP and base earnings for the full year 2022 were 20.7% and 23.9%, respectively, compared with 41.9% and 23.7%, respectively in 2021. The decrease in the GAAP effective tax rate for 2022 was due primarily to the prior year regular tax benefit recognized on the Company's reported pretax loss together with a prior year discrete tax benefit from the realization of additional foreign tax credits. The Company's 2022 GAAP rate also benefited from the release of a valuation allowance on foreign tax credits.
Consolidated net sales for 2022 were $7.3 billion, a $1.7 billion, or 29.7%, increase from 2021. The components of the sales change were:

($ in millions)
Volume/mix	$(161)
Selling price	989
Acquisitions and divestitures, net	1,004
Foreign currency translation and other, net	(172)
Total sales increase	$1,660
Sales volume/mix declined approximately 2.9% driven by decreases in the Industrial Paper Packaging segment partially offset by increases in the Consumer Packaging segment. Volume/mix growth in the Consumer Packaging segment was driven by food product packaging. Selling prices were higher year over year in all segments due to strong strategic pricing performance. Additionally, sales increased by $1,035.0 million from the acquisition of Metal Packaging in January 2022.
Total domestic sales were $5.2 billion, up 43.3% from 2021, as higher selling prices in all businesses located in the United States and sales from the Metal Packaging acquisition more than offset demand declines, primarily in the Industrial Paper Packaging segment, and the domestic divestiture of the U.S. display and packaging business. International sales were $2.0 billion, up 4.0% from 2021. The year-over-year increase in international sales was driven by increased sales prices.
Costs and Expenses/Margins
Cost of sales increased $1,282.4 million in 2022, or 28.3%, from the prior year. This increase was largely driven by inflation, which had the impact of increasing the Company's LIFO inventory reserves, and costs added by the January 2022 acquisition of Metal Packaging, including expensing the acquisition-date fair value adjustments to finished goods inventory. Gross profit margins increased to 19.9% in 2022 from 19.0% in the prior year due to a positive price/cost relationship.
Selling, general and administrative ("SG&A") expenses increased $149.2 million, or 26.7%, and were 9.8% of sales compared to 10.0% of sales in 2021. The current year increase in SG&A expenses was driven by the January 2022 acquisition of Metal Packaging, increased amortization of acquisition intangibles, higher acquisition and divestiture transaction costs, losses on certain derivative transactions, increased compensation and benefits, increased information technology costs, and the absence of non-recurring insurance gains and VAT refunds in the prior year.
26 FORM 10-K SONOCO 2022 ANNUAL REPORT

Restructuring and asset impairment charges totaled $56.9 million and $14.2 million in 2022 and 2021, respectively. The year-over-year increase was driven by higher year-over-year restructuring activity in the current year, including a $9.2 million impairment charge resulting from the Company’s exit from its Russian operations. Prior year restructuring costs were offset by gains recorded in 2021 for the sale of buildings at previously closed facilities. Additional information regarding restructuring actions and asset impairments is provided in Note 4 to the Company’s Consolidated Financial Statements.
Non-operating pension costs were $7.1 million in 2022, compared with $568.4 million in 2021. The year-over-year decrease of $561.3 million was primarily due to the settlement of the Inactive Plan in the second quarter of 2021, resulting in a $538.7 million settlement charge. See Note 13 to the Consolidated Financial Statements for further information on employee benefit plans.
In 2021, the Company recognized a loss on the early extinguishment of debt totaling $20.2 million pursuant to a tender offer through which the Company retired a portion of its 5.750% notes due November 2040. See Note 9 to the Consolidated Financial Statements for further information.
Net interest expense totaled $97.0 million for the year ended December 31, 2022, compared with $59.2 million in 2021. The increase was primarily due to the higher year-over-year debt balances related to the financing of the January 2022 acquisition of Metal Packaging.
Reportable Segments
The Company's operating and reporting structure consists of two reportable segments, Consumer Packaging and Industrial Paper Packaging, with all remaining businesses reported as All Other.
Consolidated operating profits, reported as “Operating Profit” in the Company's Consolidated Statements of Income, are comprised of the following:

($ in millions)	2022	2021	% Change
Segment operating profit:
Consumer Packaging	$526.0	$274.9	91.3%
Industrial Paper Packaging	327.9	226.8	44.6%
All Other	66.0	63.1	4.6%
Total segment operating profit	919.9	564.8	62.9%
Restructuring/Asset impairment charges	(56.9)	(14.2)
Amortization of acquisition intangibles	(80.4)	(49.4)	62.8%
Other non-base income/(charges), net	(107.1)	(14.3)
Consolidated operating profit*	$675.5	$486.9	38.7%
*Due to rounding, amounts above may not sum to the totals presented
Segment results viewed by Company management to evaluate segment performance do not include restructuring/asset impairment charges, acquisition/divestiture-related charges, gains or losses from the divestiture of businesses, amortization of acquired intangibles, changes in LIFO inventory reserves, and certain other non-operational income and expenses, if any, the exclusion of which the Company believes improves comparability and analysis. Accordingly, the term “segment operating profit” is defined as the segment’s portion of “Operating profit” excluding those items. All other general corporate expenses have been allocated as operating costs to each of the Company’s reportable segments and All Other.
See Note 18 to the Company’s Consolidated Financial Statements for more information on reportable segments.
Consumer Packaging

($ in millions)	2022	2021	% Change
Trade sales	$3,768.0	$2,368.3	59.1%
Segment operating profits	526.0	274.9	91.3%
Depreciation, depletion and amortization	111.6	78.8	41.6%
Capital spending	127.5	60.5	110.7%
Consumer Packaging segment trade sales increased year over year primarily due to sales added by the acquisition of Metal Packaging in January 2022 and strong strategic pricing performance throughout the consumer businesses. Positive volume/mix growth for the full year was driven by food products. Foreign currency translation decreased sales by approximately $63 million year over year due to a stronger U.S. dollar. Domestic sales were approximately $2,960 million, up 84.1%, or $1,352 million, from 2021, while international sales were approximately $808 million, up 6.2%, or $47 million, from 2021.
Segment operating profits increased by $251.1 million year over year and operating profit margins increased from 11.6% to 14.0%. The increases in segment operating profits and operating profit margins were largely driven by the Metal Packaging acquisition, favorable price/cost relationship, including the benefits of strategic pricing initiatives, and productivity gains.
Capital spending in the segment included numerous productivity projects and expansion of manufacturing capabilities in North America (primarily rigid paper containers, metal packaging, and flexible packaging), Europe and Asia (primarily rigid paper containers).
27 FORM 10-K SONOCO 2022 ANNUAL REPORT

Industrial Paper Packaging

($ in millions)	2022	2021	% Change
Trade sales	$2,684.6	$2,464.3	8.9%
Segment operating profits	327.9	226.8	44.6%
Depreciation, depletion and amortization	91.9	91.1	.9%
Capital spending	145.0	150.2	(3.5)%
Domestic trade sales in the segment increased $190 million, or 13.3%, to $1,611 million, while international trade sales increased $31 million, or 2.9%, to $1,073 million. The increase in both domestic and international trade sales resulted primarily from strong strategic pricing performance, with selling prices increased to cover increased raw material and other operating costs. Those gains were partially offset by the negative impact of foreign currency translation of approximately $112 million and lower volume/mix globally in both converted products and paper, which also includes the impact of the exit of the corrugated medium market from the conversion of the Company's #10 paper machine. Segment operating profit increased year over year, driven by a positive price/cost relationship, partially offset by decreased volume/mix, productivity losses, and the negative impact from foreign currency translation due to a stronger dollar.
During the third quarter of 2022, as part of Project Horizon, the #10 paper machine on the Company's Hartsville campus was shut down to allow for its conversion from a corrugated medium machine to an URB machine. This planned shutdown resulted in an expected loss of volume and lower absorption of fixed costs. Late in the third quarter, the #10 machine began production of URB. As discussed above, the new URB machine was designed with the goal of being one of the largest and lowest-cost producers of URB in the world, with a targeted annual production capacity of 180,000 tons and capable of producing a wide range of high-value paper grades to service the Company's Industrial Paper Packaging businesses and external trade customers. Project Horizon is expected to drive significant annualized cost savings as production ramps through 2023 and beyond.
In addition to Project Horizon, capital spending in the segment included modifications of several paper machines in North America, numerous productivity projects, and IT investments.
All Other

($ in millions)	2022	2021	% Change
Trade sales	$798.0	$757.8	5.3%
Segment operating profits	66.0	63.1	4.6%
Depreciation, depletion and amortization	24.9	25.8	(3.5)%
Capital spending	21.2	22.8	(7.0)%
The year-over-year increase in sales was due to increased selling prices implemented to recover increased costs. The gains due to pricing were partially offset by the $34 million impact of the 2021 divestiture of the Company's U.S. display and packaging business and the negative impact of foreign currency translation.
All Other operating profit increased year over year, driven by a positive price/cost relationship. Operating profit increases were partially offset by foreign currency translation and the impact of the divested display and packaging business.
Capital spending in the All Other group of businesses was mostly related to customer development and productivity related projects in North America, primarily in our molded foam protective packaging and temperature assured businesses.
Financial Position, Liquidity and Capital Resources
Cash Flow
Operating Activities
Cash flows from operations totaled $509.0 million in 2022 compared with $298.7 million in 2021, a year-over-year increase of $210.4 million. Although GAAP net income increased $549.7 million year over year, the increase was largely due to a decline in non-cash pension costs, and their related tax effects, attributable to the pension settlement charges incurred in 2021. Net income in the current year also reflected the earnings impact of the Metal Packaging acquisition and higher non-cash expenses for depreciation and amortization, up $63.6 million, and net asset impairment charges, up $25.5 million. Cash pension contributions in 2022 were $37.4 million, a year-over-year decrease of $126.3 million from 2021 as additional contributions were required in the prior year to fully fund the Inactive Plan prior to settling the plan's obligations in the second quarter of 2021. Cash paid for taxes decreased $10.7 million year over year; 2022 tax payments benefited from additional accelerated tax depreciation in the United States resulting from the Metal Packaging acquisition.
Accrued expenses and other assets and liabilities provided $17.9 million of cash in 2022 and used $13.4 million of cash in 2021. The year-over-year change was largely the result of higher management incentive accruals and higher accrued interest stemming from debt incurred to finance acquisition activity in 2022, partially offset by the second and final payment of certain 2020 payroll taxes that were deferred under the CARES Act.
These provisions of cash were partially offset by changes in net working capital, which consumed $328.7 million of cash in 2022 and $107.4 million of cash in 2021. The additional consumption of $221.3 million was primarily driven by higher inventory levels resulting from pre-buys of steel in the Metal Packaging business, coupled with the impact of inflation and inventory build in the Company's food businesses. Accounts payable used $145.2 million more cash in 2022 than in 2021 as business levels over the last few weeks of 2022 were lower than the comparable period in 2021 and the higher levels of accounts payable at the end of 2021 were paid during 2022. Accounts receivable provided $147.3 million more cash in 2022 than in 2021 as the Company continued to actively manage collections and drive strong customer payment terms compliance.
Investing Activities
Cash used by investing activities was $1,741.4 million in 2022, compared with $165.9 million in 2021. Spending on acquisitions used $1,427.0 million of cash in 2022 compared with $22.2 million in 2021. The increase in acquisition spending was driven by the January 2022 acquisition of Metal Packaging. Capital spending was $328.8 million in 2022, compared with $256.0 million in 2021, an increase of $72.8 million primarily due to increased spending in the Consumer Packaging segment related to numerous productivity projects and expansion of manufacturing capabilities in North America, Europe and Asia. Capital spending on Project Horizon, a $125 million project to convert our corrugated medium machine to a state-of-the-art uncoated recycled paperboard machine, declined year over year as spending was substantially completed in 2022.
28 FORM 10-K SONOCO 2022 ANNUAL REPORT

There were no proceeds from the sale of businesses in 2022, compared to $91.6 million in 2021, primarily from the sale of the Company's U.S display and packaging business. The Company received proceeds from the sale of assets totaling $9.6 million in 2022 compared with $13.2 million in the prior year.
Financing Activities
Net cash provided by financing activities totaled $1,294.2 million in 2022, compared with a net use of cash of $513.5 million in 2021. Financing activities in 2022 included net proceeds of $1,189.9 million from the issuance of green bonds and proceeds from a $300 million three-year term loan facility. These proceeds were used primarily to fund the January 2022 acquisition of Metal Packaging. The Company received an additional $400.0 million of proceeds from a 364-day term loan facility on December 2, 2022. These proceeds were used for general corporate purposes, including the repayment of certain short-term debt. The use of cash in 2021 reflects $212.0 million of share repurchases pursuant to a repurchase authorization approved by the Company's Board of Directors in April 2021. No repurchases were made under this authorization in 2022. Cash of $14.5 million was used to purchase the remaining shares of a noncontrolling interest in 2022 and excess cash costs related to the early extinguishment of debt used $20.1 million of cash in 2021.
Cash dividends totaled $187.1 million in 2022 compared to $178.6 million in 2021, reflecting the increase in the quarterly dividend payment from $0.45 per share to $0.49 per share approved by the Board of Directors in February 2022, partially offset by the impact of the share repurchases completed in 2021.
The change in outstanding checks used cash of $18.5 million in 2022 while providing cash of $7.0 million in the prior year. The year-over-year change is the result of the timing and size of the last accounts payable check runs in 2022 and 2021 relative to the Company's December 31 year end.
Capital Resources
Current assets increased year over year by $703 million to $2,361 million at December 31, 2022, and current liabilities increased by $218 million to $1,744 million, resulting in an increase in the Company’s ratio of current assets to current liabilities to 1.4 at December 31, 2022 from 1.1 at December 31, 2021. Current assets were higher as a result of the acquisition of Metal Packaging in January 2022 and higher inventory levels resulting from pre-buys of steel in the Metal Packaging business, coupled with the impact of inflation and inventory build in the Company's food businesses. The year-over-year increase in current liabilities was primarily due to an increase in trade accounts payable stemming from the buildup of inventory, an increase in the short-term borrowings, and higher accrued interest related to the green bonds used to fund the Metal Packaging acquisition.
The Company’s cash balances are held in numerous locations throughout the world. At December 31, 2022 and 2021, approximately $170.1 million and $154.4 million, respectively, of the Company’s reported cash and cash equivalents balances of $227.4 million and $171.0 million, respectively, were held outside of the United States by its foreign subsidiaries. Cash held outside of the United States is available to meet local liquidity needs, or for capital expenditures, acquisitions, and other offshore growth opportunities. As the Company has maintained sufficient domestic liquidity through a combination of operating cash flow generation and access to bank and capital markets borrowings, we have generally considered our foreign unremitted earnings to be indefinitely invested outside the United States and currently have no plans to repatriate such earnings, other than excess cash balances that can be repatriated at minimal tax cost. Accordingly, as of December 31, 2022, the Company is not providing for taxes on these amounts for financial reporting purposes. Computation of the potential deferred tax liability associated with unremitted earnings considered to be indefinitely reinvested is not practicable.
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
The Company, as part of its ongoing efforts to improve cash flow and related liquidity, works with suppliers to improve its terms and conditions, including extending payment terms. Beginning in 2020, the Company also began a voluntary supply chain financing program (the "program") to provide certain suppliers with the opportunity to sell receivables due from the Company to the program's participating financial institution. Such sales are conducted at the sole discretion of both the suppliers and the financial institution on a non-recourse basis at a rate that leverages the credit rating of the Company and thus might be more beneficial to the supplier. No guarantees are provided by the Company or any of its subsidiaries under the program. Responsibility is limited to making payment on the terms originally negotiated with suppliers, regardless of whether those suppliers sell the receivables to the financial institution. The Company does not enter into any agreements with suppliers regarding their participation in the program. All amounts outstanding at December 31, 2022 under the program were recorded within trade accounts payable. The amount owed to the participating financial institution under the program and included in accounts payable for continuing operations was $52.4 million at December 31, 2022 and $46.8 million at December 31, 2021. The Company accounts for all payments made under the program as a reduction to cash flows from operations and reports them within "changes in payable to suppliers" in the Consolidated Statements of Cash Flows. The total amount settled through the program and paid by the Company to the participating financial institution was $270 million during 2022 and $178 million during 2021. A downgrade in the Company's credit rating or changes in the financial markets could limit financial institutions’ willingness to commit funds to, and participate in, the program. However, the Company does not believe a reduction in, or the elimination of, the program would have a material impact on its working capital or cash flows.
The Company’s total debt at December 31, 2022, was $3.2 billion, a year-over-year increase of $1.6 billion. The year-over-year change reflects the following actions taken during 2022:
•On January 21, 2022, the Company completed its inaugural offering of green bonds to support the Company's sustainability strategy and to fund the acquisition of Metal Packaging. The aggregate principal amount of the unsecured notes totaled $1.2 billion, consisting of the following:
◦$400 million aggregate principal amount of 1.800% Notes due 2025,
◦$300 million aggregate principal amount of 2.250% Notes due 2027, and
◦$500 million aggregate principal amount of 2.850% Notes due 2032.
•On January 21, 2022, the Company entered into a $300 million term loan facility, maturing on January 27, 2025, with a syndicate of eight banks. The funds from this facility were drawn on January 26, 2022 and used, along with a portion of the net proceeds from the bonds and commercial paper borrowings, to fund the acquisition of Metal Packaging.
29 FORM 10-K SONOCO 2022 ANNUAL REPORT

•On December 2, 2022, the Company entered into a $400 million term loan facility, maturing on December 1, 2023, with a syndicate of banks. The full amount was drawn on December 2, 2022, and the proceeds used for general corporate purposes, including repayment of certain short-term debt.
As previously disclosed, the Company also maintains a $750 million, unsecured revolving credit facility, maturing in June 2026, that supports the Company's $500 million commercial paper program.
At December 31, 2022, the Company had approximately $227 million in cash and cash equivalents on hand and $750 million in committed availability under its revolving credit facility, all of which was available for drawdown. The Company has the contractual right to draw funds directly on the underlying revolving credit facility, which could possibly occur if there were a disruption in the commercial paper market.
As of December 31, 2022, the Company had scheduled debt maturities of $502.4 million, $15.0 million, $715.3 million, $14.6 million, and $302.0 million in 2023, 2024, 2025, 2026, and 2027, respectively. See Note 9 to the Consolidated Financial Statements for additional information regarding the Company's contractual principal debt maturities.
The Company's contractual obligation maturities for interest payments on outstanding fixed-rate, long-term debt, as well as financing fees on the backstop line of credit, are expected to total approximately $78.8 million in both 2023 and 2024, $72.2 million in 2025, $71.6 million in 2026, and $64.9 million in 2027.
Capital spending is expected to total approximately $350 million in 2023, slightly higher than 2022, due to anticipated capital investments in our Consumer Packaging segment, including Metal Packaging, which will more than offset the impact of the completion of spending on Project Horizon in 2022. Consistent with its past practice, the Company expects to continue investing in its capital assets in subsequent periods but does not currently have significant contractual commitments.
The Company believes cash on hand and available credit, combined with expected net cash flows generated from operating and investing activities, will provide sufficient liquidity to cover these and other cash flow needs of the Company over the course of 2023 and beyond.
Acquisitions and internal investments are key elements of the Company’s growth strategy. The Company believes that its cash on hand, coupled with cash generated from operations and available borrowing capacity will enable it to support this strategy. Although the Company believes that it has excess borrowing capacity beyond its current lines of credit, there can be no assurance that such financing would be available or available on terms that are acceptable to the Company. The Company continually assesses its operational footprint as well as its overall portfolio of businesses and may consider the divestiture of plants and/or business units it considers to be suboptimal or nonstrategic. Should these efforts result in the future sale of any plants or business units, management expects to utilize the proceeds to pay down debt and/or invest in growth projects or strategic acquisitions.
The net underfunded position of the Company’s various U.S and international defined benefit pension and postretirement plans was $98 million at the end of 2022, compared with $97 million at the end of 2021. The Company contributed approximately $37 million to its benefit plans in 2022, including a $22 million contribution to the Sonoco Retirement Contribution ("SRC"). Benefit plan contributions in 2023 are expected to total approximately $15 million. Future funding requirements will depend largely on actual investment returns, future actuarial assumptions, legislative actions, and changes to the Company's benefit offerings.
As previously disclosed, the Sonoco Retirement and Savings Plan was amended in the prior year to eliminate the SRC and to increase the Company's 401(k) matching contribution to 100% of the first 6% of eligible contributions effective as of December 31, 2021. The amendment was neutral to total expense in 2022; however, operating cash flow was negatively affected in 2022 as it reflected both the annual funding of the SRC earned in 2021 and the higher 401(k) matching contributions.
Total equity increased $223 million during 2022 as net income of $467 million and stock-based compensation of $31 million were partially offset by other comprehensive loss of $70 million, dividends of $188 million, the purchase of a noncontrolling interest of $13 million, and share repurchases of $5 million for tax share withholdings on vested stock compensation granted to employees. The primary driver of other comprehensive loss was a $69 million translation loss from the impact of a stronger U.S. dollar on the Company’s foreign investments.
On April 20, 2021, the Company’s Board of Directors authorized the repurchase of the Company's common stock up to an aggregate amount of $350 million. The Company purchased a total of 3.29 million shares under this authorization during 2021 at a cost of $212 million. No shares were repurchased under this authorization during 2022; accordingly, a total of $138 million remains available for share repurchases at December 31, 2022.
Although the ultimate determination of whether to pay dividends is within the sole discretion of the Board of Directors and is based on a variety of factors, the Company plans to continue paying dividends consistent with historical practice as earnings and the Company's liquidity permit. Dividends per common share were $1.92 in 2022, $1.80 in 2021 and $1.70 in 2020. On February 8, 2023, the Company declared a regular quarterly dividend of $0.49 per common share payable on March 10, 2023, to shareholders of record on February 22, 2023.
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
As of December 31, 2022, the Company had long-term obligations to purchase electricity and steam, which it uses in its production processes, as well as long-term purchase commitments for certain raw materials, principally old corrugated containers. For additional information regarding the Company's purchase commitment obligations, see Note 16 to the Consolidated Financial Statements.
Risk Management
As a result of operating globally, the Company is exposed to changes in foreign exchange rates. The exposure is well diversified, as the Company’s facilities are located throughout the world, and the Company generally sells in the same countries where it produces with both revenue and costs transacted in the local currency. The Company monitors these exposures and may use foreign currency forward contracts and other risk management instruments to manage exposure to changes in foreign currency cash flows and the translation of monetary assets and liabilities on the Company’s consolidated financial statements by hedging a portion of forecasted transactions that are denominated in foreign currencies, foreign currency assets and liabilities or net investment in foreign subsidiaries. The Company’s foreign operations are exposed to political, geopolitical, and cultural risks, but the risks are mitigated by diversification and the relative stability of the countries in which the Company has significant operations.
30 FORM 10-K SONOCO 2022 ANNUAL REPORT

Due to the highly inflationary economy in Venezuela, the Company considers the U.S. dollar to be the functional currency of its Venezuelan operations and uses the official exchange rate when remeasuring the financial results of those operations. Economic conditions in Venezuela have worsened considerably over the past several years and there is no indication that conditions are due to improve in the foreseeable future. Further deterioration could result in the recognition of an impairment charge or a deconsolidation of the subsidiary. At December 31, 2022, the carrying value of the Company's net investment in its Venezuelan operations was approximately $2.1 million. In addition, at December 31, 2022, the Company's accumulated other comprehensive loss included a cumulative translation loss of approximately $3.8 million related to its Venezuela operations which would need to be reclassified to net income in the event of a complete exit of the business or a deconsolidation of these operations.
During the first quarter of 2022, the three-year cumulative rate of inflation in Turkey rose above 100 percent, the threshold at which it is deemed to be a highly inflationary economy under U.S. GAAP. Accordingly, effective as of the beginning of the second quarter of 2022, the Company considers the U.S. dollar to be the functional currency of its operations in Turkey and has remeasured monetary assets and liabilities denominated in Turkish lira to U.S. dollars with changes recorded through earnings. The impact of applying highly inflationary accounting to Turkey was a pretax charge to earnings of approximately $2.7 million (approximately $2.1 million after tax) in 2022. The magnitude of future earnings impacts is uncertain as such impacts are dependent upon unpredictable movements in the Turkish lira relative to the U.S. dollar. In addition to remeasurement-related charges, significant deterioration in the Turkish economy could result in the recognition of future impairment charges. However, the Company believes its exposure is limited to its net investment in Turkey which, as of December 31, 2022, was approximately $18.5 million.
The Company is a purchaser of various raw material inputs such as recovered paper, energy, steel, aluminum, and plastic resin. The Company generally does not engage in significant hedging activities for these purchases other than for energy and, from time to time, aluminum, because there is usually a high correlation between the primary input costs and the ultimate selling price of its products. Inputs are generally purchased at market or at fixed prices that are established with individual suppliers as part of the purchase process for quantities expected to be consumed in the ordinary course of business. On occasion, where the correlation between selling price and input price is less direct, the Company may enter into derivative contracts such as futures or swaps to manage the effect of price fluctuations. In addition, the Company may occasionally use traditional, unleveraged interest-rate swaps to manage its mix of fixed and variable rate debt and control its exposure to interest rate movements within select ranges.
At December 31, 2022, the Company had derivative contracts outstanding to hedge the prices on a portion of anticipated natural gas and aluminum purchases. These contracts, which qualify as cash flow hedges, included natural gas swaps covering approximately 0.2 million metric million British thermal units ("MMBTUs") and aluminum swaps covering 983 metric tons. In addition, at December 31, 2022, the Company had certain other commodity contracts outstanding to manage the cost of anticipated natural gas purchases for which the Company does not apply hedge accounting. These contracts consist of natural gas swaps covering approximately 7.3 million MMBTUs. The Company's combined designated and non-designated derivative contracts totaled approximately 70% and 13% of anticipated natural gas and aluminum usage, respectively, in North America for 2023.
The Company routinely enters into forward contracts to hedge certain anticipated foreign currency denominated sales, purchases, and capital spending. For such contracts that are designated and qualify as a cash flow hedge under Accounting Standards Codification ("ASC") 815, the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the periods during which the hedged transaction affects earnings. At December 31, 2022, the total notional amount of these contracts, in U.S. dollar terms, was $110 million, of which $28 million related to the Mexican peso, $27 million to the Polish zloty, $25M to the Canadian dollar, $11 million to the Euro, $7 million to the British pound, $6 million to the Colombian peso, and $6 million to all other currencies. The Company also routinely enters into forward contracts to economically hedge the currency exposure of intercompany debt and foreign currency denominated receivables and payables. The Company does not apply hedge accounting treatment under ASC 815 for these instruments. As such, changes in fair value are recorded directly to income and expense in the periods that they occur.
The total fair market value of the Company's derivatives was a net unfavorable position of $(9.3) million at December 31, 2022, and a net favorable position of $1.5 million at December 31, 2021. Derivatives are marked to fair value using published market prices, if available, or using estimated values based on current price quotes and a discounted cash flow model. See Note 10 to the Consolidated Financial Statements for more information on financial instruments.
The Company is subject to various federal, state and local environmental laws and regulations in the United States and in each of the countries where we conduct business, concerning, among other matters, solid waste disposal, wastewater effluent and air emissions. Although the costs of compliance have not been significant due to the nature of the materials and processes used in manufacturing operations, such laws also make generators of hazardous wastes and their legal successors financially responsible for the cleanup of sites contaminated by those wastes. The Company has been named a potentially responsible party at several environmentally contaminated sites. These regulatory actions and a small number of private party lawsuits are believed to represent the Company’s largest potential environmental liabilities. The Company has accrued $7.3 million at December 31, 2022, compared with $7.4 million at December 31, 2021, with respect to these sites. See “Environmental Charges” in Item 3 – Legal Proceedings and Note 16 to the Consolidated Financial Statements for more information on environmental matters.
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
31 FORM 10-K SONOCO 2022 ANNUAL REPORT

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
Significant estimates and assumptions in estimating the fair value of acquired customer relationships, technology, and other identifiable intangible assets include future cash flows that the Company expects to generate from the acquired assets, discount rate, customer attrition rate, and long-term revenue growth projections. Projecting discounted future cash flows requires the Company to make significant estimates regarding projected revenues, projected earnings before interest, taxes, depreciation, and amortization margins, discount rates and customer attrition rates. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, the Company could record impairment charges. In addition, the Company has estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense on definite lived intangible assets. If the estimates of the economic lives change, depreciation or amortization expenses could be increased or decreased, or the acquired asset could become impaired.
For leases in which the acquired business is a lessee, the Company measures the lease liability at the present value of the remaining lease payments, as if the acquired lease were a new lease of the Company at the acquisition date. The Company measures the right-of-use asset at the same amount as the lease liability as adjusted to reflect favorable or unfavorable terms of the lease when compared with market terms.
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
Impairment of Goodwill
The Company assesses its goodwill for impairment annually and from time to time when warranted by the facts and circumstances surrounding individual reporting units or the Company as a whole. If the fair value of a reporting unit exceeds the carrying value of the reporting unit's assets, including goodwill, there is no impairment. If the carrying value of a reporting unit exceeds the fair value of that reporting unit, an impairment charge to goodwill is recognized for the excess. The Company's reporting units are the same as, or one level below, its operating segments, as determined in accordance with Accounting Standards Codification 350 - "Intangibles-Goodwill and Other."
The Company completed its most recent annual goodwill impairment testing during the third quarter of 2022. For testing purposes, the Company performed an assessment of each reporting unit using either a qualitative evaluation or a quantitative test. The qualitative evaluations considered factors such as the macroeconomic environment, the industry, the Company's overall financial performance, the current and projected financial performance of specific reporting units, and business strategy changes. The quantitative tests, described further below, relied on the current outlook of reporting unit management for future operating results and took into consideration, among other things, specific business unit risk, the countries in which the reporting units operate, and implied fair values based on comparable trading multiples.
When performing a quantitative analysis, the Company estimates the fair value of its reporting units using a discounted cash flow model based on projections of future years’ operating results and associated cash flows. The Company's assessments reflect significant management assumptions and estimates related to the Company's forecast of sales growth, gross profit margins and discount rates, which are validated by observed comparable trading and transaction multiples based on guideline public companies. The Company’s model discounts projected future cash flows, forecasted over a seven-year period, with an estimated residual growth rate. The Company’s projections incorporate management’s estimates of the most-likely expected future results. Projected future cash flows are discounted to present value using a discount rate that management believes is appropriate for the reporting unit.
The Company’s assessments, whether qualitative or quantitative, incorporate management’s expectations for the future, including forecasted growth rates and/or margin improvements. Therefore, should there be changes in the relevant facts and circumstances and/or expectations, management’s conclusions regarding goodwill impairment may change as well.
In considering the level of uncertainty regarding the potential for goodwill impairment, management has concluded that any such impairment would, in most cases, likely be the result of adverse changes in more than one assumption. Management considers the assumptions used to be its best estimates across a range of possible outcomes based on available evidence at the time of the assessment. Other than in Plastics - Healthcare and Protexic reporting units, which are discussed below, there is no specific singular event or single change in circumstances management has identified that it believes could reasonably result in a change to expected future results in any of its reporting units sufficient to result in goodwill impairment. In management’s opinion, a change of such magnitude would more likely be the result of changes to some combination of the factors identified above, a general deterioration in competitive position, introduction of a superior technology, significant unexpected changes in customer preferences, an inability to pass through significant raw material cost increases, and other such items as identified in "Item 1A. Risk Factors" in this Annual Report on Form 10-K.
32 FORM 10-K SONOCO 2022 ANNUAL REPORT

Although no reporting units failed the annual impairment test, in management’s opinion, the goodwill of the Plastics - Healthcare and the Protexic reporting units are at risk of impairment in the near term if each reporting unit's operations do not perform in line with management's expectations, or if there is a negative change in the long-term outlook for the business or in other factors such as the discount rate.
Sensitivity Analysis
In its 2022 annual goodwill impairment analysis, projected future cash flows for the Plastics - Healthcare and Protexic reporting units were discounted at 9.8% and 9.5%, respectively, and their estimated fair values were determined to exceed their carrying values by approximately 18.0% and 18.3%, respectively. Based on the discounted cash flow model and holding other valuation assumptions constant, the discount rates for the Plastics - Healthcare and Protexic reporting units would have to be increased to 11.0% and 11.5%, respectively, in order for the estimated fair values of the reporting units to fall below their carrying values. Total goodwill associated with the Plastics - Healthcare and Protexic reporting units was $62.6 million and $29.1 million, respectively, at December 31, 2022.
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
Stock-Based Compensation Plans
The Company utilizes share-based compensation in the form of restricted stock units, performance contingent restricted stock units, and other share-based awards. The amount of share-based compensation expense associated with performance contingent restricted stock units is based on estimates of future performance using measures defined in the stock plan descriptions for each award granted. As of December 31, 2022, these performance measures include the following:
•Base earnings per share — three-year sum of forecasted future and historical annual base earnings per share for the three-year measurement period associated with each award; and
•Return on invested capital — three-year simple average calculated using the annual returns calculated by dividing 1) net base operating profit after tax (derived from historical or projected base earnings) by 2) the average of total historical or projected debt plus equity for the respective annual periods.
Changes in estimates regarding the future achievement of these performance measures may result in significant fluctuations from period to period in the amount of share-based compensation expense recognized in the Company’s Consolidated Financial Statements.
Pension and Postretirement Benefit Plans
The Company has significant pension and postretirement benefit liabilities and costs that are measured using actuarial valuations. The largest of the Company's pension plans are the U.S.-based Sonoco Pension Plan (the "Active Plan") and the Sonoco U.K. Retirement Benefits Plan (the "U.K. Plan"). Other significant benefit plans include the U.S. Retirement and Retiree Health and Life Insurance Plan and the U.S. nonqualified retirement plans.
During 2022, the Company recorded total pension and postretirement benefit expenses of approximately $10.7 million, compared with $595.6 million during 2021, a reduction of $584.9 million. The year-over-year decrease was due primarily to the previously disclosed settlement of the Company's Inactive Plan liabilities in the second quarter of 2021. Charges in 2022 reflect $10.7 million of expected returns on plan assets at an average assumed rate of 3.03% and interest cost of $10.8 million at a weighted-average discount rate of 2.55%. Pension and postretirement benefit expense in 2021 reflects $23.3 million of expected returns on plan assets at an average assumed rate of 3.61% and interest cost of $24.4 million at a weighted-average discount rate of 2.43%. Settlement charges totaling $550.7 million were recognized in 2021, primarily related to the settlement of all remaining liabilities under the Inactive Plan in June 2021 through the purchase of annuities. The Company projects that total benefit plan expenses will be approximately $15 million in 2023, approximately $5 million higher than in 2022, due primarily to an increase in interest costs stemming from higher discount rates.
Cumulative net actuarial losses decreased slightly from $105 million at December 31, 2021 to $103 million at December 31, 2022, as the favorable impact of higher year-over-year discount rates and ongoing amortization of actuarial losses was partially offset by additional actuarial losses stemming from lower-than-expected asset returns on the U.K. Plan. Remaining actuarial losses/gains outside of the 10% corridor defined by U.S. GAAP are amortized over the average remaining service life of the plan’s active participants or the average remaining life expectancy of the plan’s inactive participants if all, or almost all, of the plan’s participants are inactive.
In October 2021, the Sonoco Retirement and Savings Plan was amended to eliminate the SRC and to increase the Company's 401(k) matching contribution to 100% of the first 6% of eligible contributions effective as of December 31, 2021. The amendment was neutral to total expense in 2022. However, the Company's operating cash flow was negatively affected in 2022 as it reflected both the annual funding of the SRC earned in 2021 and the higher 401(k) matching contributions.
Contributions to its pension and postretirement plans in 2022 totaled $37.4 million, including an SRC contribution of $21.9 million. Contributions in 2021 totaled $163.7 million, including contributions of $124.4 million to the Inactive Plan in order to be fully funded on a termination basis at the time the plan was annuitized. Contributions to the Company's benefit plans in 2023 are expected to total approximately $15 million. Future funding requirements will depend largely on actual investment returns, future actuarial assumptions, legislative actions, and changes to the Company's benefit offerings.
33 FORM 10-K SONOCO 2022 ANNUAL REPORT

The actuarial valuations used to evaluate the plans employ key assumptions that can have a significant effect on the calculated amounts. The key assumptions used at December 31, 2022 in determining the projected benefit obligation and the accumulated benefit obligation for U.S. retirement and retiree health and life insurance plans include: discount rates of 5.10% for the Active Plan, 4.97% for the Company's non-qualified retirement plans, 4.92% for the Company's retiree health and life insurance plan, and 4.80% for the U.K. Plan. The rate of compensation increase was 2.99% for the retiree health and life insurance plan and 3.75% for the U.K. Plan.
The key assumptions used to determine the 2022 net periodic benefit cost for U.S. retirement and retiree health and life insurance plans include: discount rates of 3.05% for the Active Plan, 2.66% for the non-qualified retirement plans, 2.48% for the retiree health and life insurance plan, and 1.95% for the U.K. Plan; an expected long-term rate of return on plan assets of 3.27% for the Active Plan and 2.90% for the U.K. Plan; and a rate of compensation increase of 3.01% and 3.65% for the retiree health and life insurance plan and U.K. Plan, respectively.
The Company adjusts its discount rates at the end of each fiscal year based on yield curves of high-quality debt instruments over durations that match the expected benefit payouts of each plan. The expected rate of return assumption is derived by taking into consideration the targeted plan asset allocation, projected future returns by asset class and active investment management. A third-party asset return model was used to develop an expected range of returns on plan investments over a 12- to 15-year period, with the expected rate of return selected from a best estimate range within the total range of projected results. The Company periodically re-balances its plan asset portfolio in order to maintain the targeted allocation levels. The rate of compensation increase assumption is generally based on salary and incentive compensation increases. A key assumption for the U.S. retiree health and life insurance plan is a medical cost trend rate beginning at 6.50% for post-age 65 participants and trending down to an ultimate rate of 4.5% in 2030. The ultimate trend rate of 4.5% represents the Company’s best estimate of the long-term average annual medical cost increase over the duration of the plan’s liabilities. It provides for real growth in medical costs in excess of the overall inflation level.
The sensitivity to changes in the critical assumptions for the Company’s U.S. plans as of December 31, 2022, is as follows:

Assumption ($ in millions)	Percentage Point Change	Projected Benefit Obligation Higher/(Lower)	Annual Expense Higher/(Lower)
Discount rate	0.25% decrease	$3.8	$0.2
Expected return on assets	0.25% decrease	N/A	$0.1
Other assumptions and estimates impacting the projected liabilities of these plans include inflation, participant withdrawal and mortality rates and retirement ages. The Company evaluates the assumptions used in projecting the pension and postretirement liabilities and associated expenses annually. These judgments, assumptions and estimates may affect the carrying value of pension and postretirement plan net assets and liabilities and pension and postretirement plan expenses in the Company’s Consolidated Financial Statements. See Note 13 to the Consolidated Financial Statements for additional information on the Company’s pension and postretirement plans.
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

34 FORM 10-K SONOCO 2022 ANNUAL REPORT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Sonoco Products Company
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sonoco Products Company and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income, changes in total equity and cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Sonoco Metal Packaging, LLC (“Metal Packaging”), and S.P. Holding, Skjern A/S (“Skjern”), from its assessment of internal control over financial reporting as of December 31, 2022, because they were acquired by the Company in purchase business combinations during 2022. We have also excluded Metal Packaging and Skjern from our audit of internal control over financial reporting. Metal Packaging and Skjern are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 14.7% and 14.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

F-1 FORM 10-K SONOCO 2022 ANNUAL REPORT

Goodwill Impairment Assessment - Plastics - Healthcare Reporting Unit

As described in Notes 1 and 8 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1.68 billion as of December 31, 2022, and the goodwill associated with the Plastics - Healthcare reporting unit was $62.6 million. Management assesses goodwill for impairment annually during the third quarter, or from time to time when warranted by the facts and circumstances surrounding individual reporting units or the Company as a whole. If the fair value of a reporting unit exceeds the carrying value of the reporting unit’s assets, including goodwill, there is no impairment. If the carrying value of a reporting unit exceeds the fair value of that reporting unit, an impairment charge is recognized for the excess. Fair value is estimated using a discounted cash flow model based on projections of future years’ operating results and associated cash flows combined with comparable trading and transaction multiples based on guideline public companies. The calculated estimated fair value of the reporting unit reflects a number of significant management assumptions and estimates including the forecast of sales growth, gross profit margins, and discount rates.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Plastics - Healthcare reporting unit is a critical audit matter are (i) the significant judgment by management when determining the fair value estimate of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the forecast of sales growth, gross profit margins, and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Plastics - Healthcare reporting unit. These procedures also included, among others (i) testing management’s process for determining the fair value of the Plastics - Healthcare reporting unit; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the forecast of sales growth, gross profit margins, and discount rate. Evaluating management’s significant assumptions related to the forecast of sales growth and gross profit margins involved evaluating whether the significant assumptions used by management were reasonable considering (i) the current and past performance of the Plastics - Healthcare reporting unit; (ii) the consistency with external market data; and (iii) whether these significant assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s discounted cash flow model and (ii) the reasonableness of the discount rate significant assumption.

Valuation of Customer Lists Intangible Asset - Acquisition of Ball Metalpack

As described in Notes 3 and 8 to the consolidated financial statements, on January 26, 2022, the Company completed the acquisition of Ball Metalpack Holding, LLC for $1.35 billion, net of cash acquired. Identifiable intangible assets acquired as part of the acquisition were $498.0 million, primarily related to customer lists. The fair value of intangible assets associated with the acquisition was determined using an income valuation approach. Projecting discounted future cash flows requires management to make significant estimates regarding projected revenues, projected earnings before interest, taxes, depreciation, and amortization (EBITDA) margins, discount rates and customer attrition rates.

The principal considerations for our determination that performing procedures relating to the valuation of the customer lists intangible asset acquired in the Ball Metalpack Holding, LLC acquisition is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the customer lists intangible asset acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projected revenues, EBITDA margins, discount rate and customer attrition rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to acquisition accounting, including controls over management’s valuation of the customer lists intangible asset. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the customer lists intangible asset acquired; (iii) evaluating the appropriateness of the income valuation approach; (iv) testing the completeness and accuracy of underlying data used in the income valuation approach; and (v) evaluating the reasonableness of the significant assumptions used by management related to projected revenues, EBITDA margins, discount rate and customer attrition rate. Evaluating management’s significant assumptions related to projected revenues and EBITDA margins involved evaluating whether the significant assumptions used by management were reasonable considering (i) the current and past performance of Ball Metalpack Holding, LLC; (ii) the consistency with external market and industry data; and (iii) whether these significant assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s income valuation approach and (ii) the reasonableness of the discount rate and customer attrition rate significant assumptions.

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 28, 2023

We have served as the Company’s auditor since 1967.

F-2 FORM 10-K SONOCO 2022 ANNUAL REPORT

CONSOLIDATED BALANCE SHEETS
Sonoco Products Company

(Dollars and shares in thousands) At December 31	2022	2021
Assets
Current Assets
Cash and cash equivalents	$227,438	$170,978
Trade accounts receivable, net of allowances of $16,879 in 2022 and $19,651 in 2021	862,712	755,609
Other receivables	99,492	95,943
Inventories
Finished and in process	453,981	199,823
Materials and supplies	641,577	362,290
Prepaid expenses	76,054	74,034
Total Current Assets	2,361,254	1,658,677
Property, Plant and Equipment, Net	1,710,399	1,297,500
Goodwill	1,675,311	1,324,501
Other Intangible Assets, Net	741,598	278,143
Long-term Deferred Income Taxes	29,878	25,818
Right of Use Asset-Operating Leases	296,781	268,390
Other Assets	237,719	220,206
Total Assets	$7,052,940	$5,073,235
Liabilities and Equity
Current Liabilities
Payable to suppliers	$818,885	$721,312
Accrued expenses and other	295,841	290,874
Accrued wages and other compensation	109,830	90,476
Notes payable and current portion of long-term debt	502,440	411,557
Accrued taxes	16,905	11,544
Total Current Liabilities	1,743,901	1,525,763
Long-term Debt	2,719,783	1,199,106
Noncurrent Operating Lease Liabilities	250,994	234,167
Pension and Other Postretirement Benefits	120,084	158,265
Deferred Income Taxes	107,293	70,482
Other Liabilities	38,088	35,911
Commitments and Contingencies (Note 16)
Sonoco Shareholders’ Equity
Serial preferred stock, no par value
Authorized 30,000 shares
0 shares issued and outstanding as of December 31, 2022 and 2021
Common shares, no par value
Authorized 300,000 shares
97,645 and 97,370 shares issued and outstanding as of December 31, 2022 and 2021, respectively	7,175	7,175
Capital in excess of stated value	140,539	119,690
Accumulated other comprehensive loss	(430,083)	(359,425)
Retained earnings	2,348,183	2,070,005
Total Sonoco Shareholders’ Equity	2,065,814	1,837,445
Noncontrolling Interests	6,983	12,096
Total Equity	2,072,797	1,849,541
Total Liabilities and Equity	$7,052,940	$5,073,235
The Notes beginning on page F-7 are an integral part of these consolidated financial statements.

F-3 FORM 10-K SONOCO 2022 ANNUAL REPORT

CONSOLIDATED STATEMENTS OF INCOME
Sonoco Products Company

(Dollars and shares in thousands except per share data) Years ended December 31	2022	2021	2020
Net sales	$7,250,552	$5,590,438	$5,237,443
Cost of sales	5,810,903	4,528,528	4,191,104
Gross profit	1,439,649	1,061,910	1,046,339
Selling, general and administrative expenses	707,343	558,180	528,439
Restructuring/Asset impairment charges	56,910	14,210	145,580
Loss on divestiture of business, net	—	2,667	14,516
Operating profit	675,396	486,853	357,804
Non-operating pension costs	7,073	568,416	30,142
Interest expense	101,662	63,991	75,046
Interest income	4,621	4,756	2,976
Loss from the early extinguishment of debt	—	20,184	—
Income/(Loss) before income taxes	571,282	(160,982)	255,592
Provision for/(Benefit from) income taxes	118,509	(67,430)	53,030
Income/(Loss) before equity in earnings of affiliates	452,773	(93,552)	202,562
Equity in earnings of affiliates, net of tax	14,207	10,841	4,679
Net income/(loss)	466,980	(82,711)	207,241
Net (income)/loss attributable to noncontrolling interests	(543)	(2,766)	222
Net income/(loss) attributable to Sonoco	$466,437	$(85,477)	$207,463
Weighted average common shares outstanding:
Basic	97,991	99,608	100,939
Assuming exercise of awards	741	—	270
Diluted	98,732	99,608	101,209
Per common share
Net income/(loss) attributable to Sonoco:
Basic	$4.76	$(0.86)	$2.06
Diluted	$4.72	$(0.86)	$2.05

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Sonoco Products Company

(Dollars in thousands) Years ended December 31	2022	2021	2020
Net income/(loss)	$466,980	(82,711)	$207,241
Other comprehensive (loss)/income:
Foreign currency translation adjustments	(68,780)	(75,636)	46,092
Changes in defined benefit plans, net of tax	424	471,350	11,666
Change in derivative financial instruments, net of tax	(1,842)	1,119	325
Other comprehensive (loss)/income	(70,198)	396,833	58,083
Comprehensive income	396,782	314,122	265,324
Net (income)/loss attributable to noncontrolling interests	(543)	(2,766)	222
Other comprehensive (income)/loss attributable to noncontrolling interests	(460)	584	1,878
Comprehensive income attributable to Sonoco	$395,779	$311,940	$267,424
The Notes beginning on page F-7 are an integral part of these consolidated financial statements.

F-4 FORM 10-K SONOCO 2022 ANNUAL REPORT

CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL EQUITY
Sonoco Products Company

(Dollars and shares in thousands)	Total Equity	Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive Loss	Retained Earnings	Non- controlling Interests
		Outstanding	Amount
January 1, 2020	$1,815,705	100,198	$7,175	$310,778	$(816,803)	$2,301,532	$13,023
Net income/(loss)	207,241					207,463	(222)
Other comprehensive income/(loss):
Translation gain/(loss)	46,092				47,970		(1,878)
Defined benefit plan adjustment[1]	11,666				11,666
Derivative financial instruments[1]	325				325
Other comprehensive income/(loss)	58,083				59,961		(1,878)
Dividends paid to noncontrolling interests	—
Dividends	(173,570)					(173,570)
Issuance of stock awards	1,154	398		1,154
Shares repurchased	(8,483)	(149)		(8,483)
Stock-based compensation	10,607			10,607
Impact of new accounting pronouncements	(209)			—		(209)
December 31, 2020	$1,910,528	100,447	$7,175	$314,056	$(756,842)	$2,335,216	$10,923
Net (loss)/income	(82,711)					(85,477)	2,766
Other comprehensive income/(loss):
Translation loss	(75,636)				(75,052)		(584)
Defined benefit plan adjustment[1]	471,350				471,350
Derivative financial instruments[1]	1,119				1,119
Other comprehensive income/(loss)	396,833				397,417		(584)
Dividends	(179,734)					(179,734)
Issuance of stock awards	1,111	309		1,111
Shares repurchased	(218,085)	(3,386)		(218,085)
Stock-based compensation	22,608			22,608
Dividends paid to noncontrolling interest	(1,009)						(1,009)
December 31, 2021	$1,849,541	97,370	$7,175	$119,690	$(359,425)	$2,070,005	$12,096
Net income	466,980					466,437	543
Other comprehensive (loss)/income:
Translation (loss)/ income	(68,780)				(69,240)		460
Defined benefit plan adjustment[1]	424				424
Derivative financial instruments[1]	(1,842)				(1,842)
Other comprehensive (loss)/income	(70,198)				(70,658)		460
Purchase of noncontrolling interest	(13,196)			(7,080)			(6,116)
Dividends	(188,259)					(188,259)
Issuance of stock awards	1,167	354		1,167
Shares repurchased	(4,547)	(79)		(4,547)
Stock-based compensation	31,309			31,309
December 31, 2022	$2,072,797	97,645	$7,175	$140,539	$(430,083)	$2,348,183	$6,983

[1]	net of tax
The Notes beginning on page F-7 are an integral part of these consolidated financial statements.
F-5 FORM 10-K SONOCO 2022 ANNUAL REPORT

CONSOLIDATED STATEMENTS OF CASH FLOWS
Sonoco Products Company

(Dollars in thousands) Years ended December 31	2022	2021	2020
Cash Flows from Operating Activities
Net income/(loss)	$466,980	$(82,711)	$207,241
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment/(gain)	21,444	(4,082)	100,242
Depreciation, depletion and amortization	308,824	245,184	261,290
Loss on early extinguishment of debt	—	20,184	—
Share-based compensation expense	31,309	22,608	10,607
Equity in earnings of affiliates, net of tax	(14,207)	(10,841)	(4,679)
Cash dividends from affiliated companies	8,902	8,660	6,777
Net (gain)/loss on disposition of assets	(5,979)	15	(2,752)
Net loss on divestiture of business	—	2,667	14,516
Pension and postretirement plan expense	10,697	595,620	57,973
Pension and postretirement plan contributions	(37,409)	(163,659)	(40,411)
Net (decrease)/increase in deferred taxes	(9,876)	(158,836)	573
Change in assets and liabilities, net of effects from acquisitions, divestitures and foreign currency adjustments
Trade accounts receivable	(2,466)	(149,755)	17,853
Inventories	(353,478)	(130,119)	12,125
Payable to suppliers	27,225	172,430	21,487
Prepaid expenses	33,702	(13,077)	4,754
Income taxes payable and other income tax items	5,504	(42,204)	(12,545)
Accrued expenses and other assets and liabilities	17,877	(13,412)	50,570
Net cash provided by operating activities	509,049	298,672	705,621
Cash Flows from Investing Activities
Purchase of property, plant and equipment	(328,769)	(256,019)	(194,127)
Cost of acquisitions, net of cash acquired	(1,427,020)	(22,209)	(49,261)
Proceeds from the sale of business, net	—	91,569	103,411
Proceeds from the sale of assets	9,621	13,166	12,966
Other net investing activities	4,732	7,591	684
Net cash used by investing activities	(1,741,436)	(165,902)	(126,327)
Cash Flows from Financing Activities
Proceeds from issuance of debt	2,153,355	172,042	1,121,860
Principal repayment of debt	(285,511)	(628,119)	(886,055)
Net (decrease)/increase in commercial paper borrowings	(349,000)	349,000	(250,000)
Net (decrease)/increase in outstanding checks	(18,529)	6,974	20,950
Proceeds from interest rate swap	—	4,387	14,480
Payment of contingent consideration	—	—	(3,000)
Cash dividends – common	(187,093)	(178,622)	(172,626)
Purchase of noncontrolling interest	(14,474)	—	—
Dividends paid to noncontrolling interests	—	(1,009)	—
Excess cash costs of early extinguishment of debt	—	(20,111)	—
Payments for share repurchases	(4,547)	(218,085)	(8,483)
Net cash provided/(used) by financing activities	1,294,201	(513,543)	(162,874)
Effects of Exchange Rate Changes on Cash	(5,354)	(13,097)	3,145
Increase/(Decrease) in Cash and Cash Equivalents	56,460	(393,870)	419,565
Cash and cash equivalents at beginning of year	170,978	564,848	145,283
Cash and cash equivalents at end of year	$227,438	$170,978	$564,848
Supplemental Schedule of Non-Cash Investing Activities:
Non-cash additions to property, plant and equipment	$20,250	$27,343	$3,139
Supplemental Disclosures:
Interest paid, net of amounts capitalized	$88,208	$68,189	$71,707
Income taxes paid, net of refunds	$122,881	$133,610	$65,002
Certain prior year amounts reported within net cash provided by operating activities have been revised to conform with the current presentation.
The Notes beginning on page F-7 are an integral part of these consolidated financial statements.
F-6 FORM 10-K SONOCO 2022 ANNUAL REPORT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Sonoco Products Company (dollars in thousands except per share data)

1. Summary of significant accounting policies
Basis of presentation
The Consolidated Financial Statements include the accounts of Sonoco Products Company and its majority-owned subsidiaries (the “Company” or “Sonoco”) after elimination of intercompany accounts and transactions.
Investments in affiliated companies in which the Company does not control the investee or in which the Company is not the primary beneficiary but has the ability to exercise significant influence over the investee’s financial and operating decisions, are accounted for by the equity method of accounting. Income applicable to these equity investments is reported in “Equity in earnings of affiliates, net of tax” in the Consolidated Statements of Income. The aggregate carrying value of equity investments is reported in “Other Assets” in the Company’s Consolidated Balance Sheets and totaled $59,171 and $54,356 at December 31, 2022 and 2021, respectively. These totals include the Company’s 19.5% ownership investment in a small tubes and cores business in Chile and an 18.0% ownership investment in a small South Carolina based designer and manufacturer of sustainable protective packaging solutions acquired in June 2022. The Company is not able to exercise significant influence over either of these two equity investments. Accordingly, the investments, which are not material, are accounted for under the measurement alternative (i.e., cost less impairment, adjusted for any qualifying observable price changes).
On October 13, 2022, the Company completed the sale of its 12.2% ownership investment in a small paper recycling business in Finland for cash proceeds of $3,830 and recognized a gain on the sale of $1,242. Prior to the sale, this equity investment was accounted for under the measurement alternative.
On January 26, 2023, the Company completed the sale of its Sonoco Sustainability Solutions ("S3") business to Northstar Recycling Company, LLC ("Northstar"). Within the terms of the sale, the Company gains a 2.7% equity interest in Northstar valued at $5,000. This investment will be accounted for under the measurement alternative. See Note 3 for more information.
Affiliated companies over which the Company exercised a significant influence at December 31, 2022, included:

Entity	Ownership Interest Percentage at December 31, 2022
RTS Packaging, LLC	35.0%
Cascades Conversion, Inc.	50.0%
Cascades Sonoco, Inc.	50.0%
Showa Products Company Ltd.	22.2%
Papertech Energía, S.L.	25.0%
Weidenhammer New Packaging, LLC	40.0%
On November 9, 2022, the Company entered into a definitive agreement to purchase the remaining 65% equity interest in RTS Packaging, LLC. The transaction is expected to close in the second half of 2023. See Note 3 for more information.
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
No single customer comprised 10% or more of the Company’s consolidated net sales in 2022, 2021 or 2020, nor did the receivables balance from any single customer comprise 10% or more of the Company’s total trade accounts receivable at December 31, 2022 or December 31, 2021.
F-7 FORM 10-K SONOCO 2022 ANNUAL REPORT

The Company engages with third-party financial institutions to sell certain trade accounts receivable from customers in order to accelerate its cash collection cycle. In addition, the Company also participates in supply chain finance arrangements promoted by certain of its customers. Receivables transferred under both these arrangements generally meet the requirements to be accounted for as a true sale in accordance with guidance under Accounting Standards Codification (“ASC”) 860, Transfers and Servicing, resulting in derecognition of such receivables from the Company's consolidated balance sheets. The sales under these arrangements are made without recourse and the Company's only continuing involvement with the sold receivables is providing collection services related to the transferred assets. The servicing fees for these arrangements are immaterial to the financial statements given the short-term nature of our arrangements. In total, approximately 13% and 10% of the Company's consolidated net sales were settled under these arrangements in 2022 and 2021, respectively.
Accounts payable and supply chain financing
The Company facilitates a voluntary supply chain financing program (the "SCF Program") to provide certain of its suppliers with the opportunity to sell receivables due from the Company to the participating financial institution in the program. Such sales are conducted at the sole discretion of both the suppliers and the financial institution on a non-recourse basis at a rate that leverages the Company's credit rating and thus might be more beneficial to the supplier. No guarantees are provided by the Company or any of our subsidiaries under the SCF Program. The Company's responsibility is limited to making payment on the terms originally negotiated with its suppliers, regardless of whether the suppliers sell their receivables to the financial institution. The Company does not enter into any agreements with suppliers regarding their participation in the SCF Program. The amount owed to the participating financial institution under the SCF Program and included in "Accounts payable" was $52,415 at December 31, 2022 and $46,832 at December 31, 2021.
Research and development
Research and development costs are charged to expense as incurred and include salaries and other directly related expenses. Research and development costs totaling approximately $28,700 in 2022, $24,100 in 2021 and $22,000 in 2020 are included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income.
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
The last-in, first-out (LIFO) method is used for the valuation of certain of the Company’s domestic inventories, primarily metal, internally manufactured paper and paper purchased from third parties, and approximated 11% and 15% of total inventories at December 31, 2022 and 2021, respectively. Inventories accounted for using the LIFO method are stated at the lower of cost or market. If the FIFO method of accounting had been used for all inventories, total inventory would have been higher by $51,342 and $22,900 at December 31, 2022 and 2021, respectively.
Property, plant and equipment
Property, plant and equipment assets represent the original cost of land, buildings and equipment, less depreciation, computed under the straight-line method over the estimated useful lives of the assets, and are reviewed for impairment whenever events indicate the carrying value may not be recoverable. Equipment lives generally range from 3 to 11 years, and buildings range from 15 to 40 years.
Expenditures for repairs and maintenance are charged to expense as incurred. When properties are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the asset and related allowance accounts, respectively. Gains or losses upon disposal are credited or charged to income as incurred.
Timber resources are stated at cost. Depletion is charged to operations based on the estimated number of units of timber cut during the year.
Leases
At the inception of a contract, the Company assesses whether the contract is, or contains, a lease. The assessment is based on (1) whether the contract involves the use of a distinct identified asset, (2) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether the Company has the right to direct the use of the asset. When the Company determines a lease exists, a leased asset and corresponding lease liability are recorded on its consolidated balance sheet. Lease contracts with a term of 12 months or less are not recorded on the consolidated balance sheet in conjunction with the Company's practical expedient election under ASC 842 Leases. Leased assets represent the Company’s right to use an underlying asset during the lease term and are reviewed for impairment whenever events indicate the carrying value may not be recoverable. Lease liabilities represent the Company’s obligation arising from the lease. The Company’s leased assets and liabilities may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise those options. The Company has lease agreements with non-lease components that relate to lease components (e.g., common area maintenance such as cleaning or landscaping, etc.). The Company accounts for each lease and any non-lease components associated with that lease as a single lease component for all underlying asset classes in accordance with the scope of the lease accounting standard.
Leased assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the implicit rate in the Company's leases is not readily determinable, the Company calculates its lease liabilities using discount rates based upon the Company’s incremental secured borrowing rate, which contemplates and reflects a particular geographical region’s interest rate for the leases active within that region of the Company’s global operations. The Company further utilizes a portfolio approach by assigning a “short” rate to contracts with lease terms of 10 years or less and a “long” rate for contracts greater than 10 years. Lease payments may be fixed or variable,
F-8 FORM 10-K SONOCO 2022 ANNUAL REPORT

however, only fixed payments or in-substance fixed payments are included in determining the lease liability. Variable lease payments are recognized in operating expenses in the period in which the expense is paid during the lease term.
The Company recognizes fixed lease expense for operating leases on a straight-line basis over the lease term. For finance leases, the Company recognizes interest expense on the lease liability using the effective interest method over the lease term and the finance lease asset balance is amortized on a straight-line basis.
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
Assumptions and estimates used in the evaluation of potential impairment can result in adjustments affecting the carrying values of long-lived, intangible and other assets and the recognition of impairment expense in the Company’s Consolidated Financial Statements. The Company evaluates its long-lived assets (property, plant and equipment), definite-lived intangible assets and other assets (including right of use lease assets, notes receivable and equity investments) for impairment whenever indicators of impairment exist, or when it commits to sell the asset. If the sum of the undiscounted expected future cash flows from a long-lived asset, definite-lived intangible, or other asset group is less than the carrying value of that asset group, an asset impairment charge is recognized. Key assumptions and estimates used in the projection of expected future cash flows generally include price levels, sales growth, profit margins and asset life. The amount of an impairment charge, if any, is calculated as the excess of the asset’s carrying value over its fair value, generally represented by the discounted future cash flows from that asset or, in the case of assets the Company evaluates for sale, estimated sale proceeds less costs to sell. The Company takes into consideration historical data and experience together with all other relevant information available when estimating the fair values of its assets. However, fair values that could be realized in actual transactions may differ from the estimates used to evaluate impairment. In addition, changes in the assumptions and estimates may result in a different conclusion regarding impairment.
Income taxes
The Company provides for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting requirements and tax laws. Assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
The Company recognizes liabilities for uncertain income tax positions based on its estimate of whether it is more likely than not that additional taxes will be required and the Company reports related interest and penalties within provision for income taxes on the consolidated statement of income.
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
F-9 FORM 10-K SONOCO 2022 ANNUAL REPORT

Stock-Based Compensation Plans
The Company utilizes share-based compensation in the form of restricted stock units, performance contingent restricted stock units, and other share-based awards. The amount of share-based compensation expense associated with performance contingent restricted stock units is based on estimates of future performance using measures defined in the stock plan descriptions for each award granted. As of December 31, 2022, these performance measures include the following:
•Base earnings per share — three-year sum of forecasted future and historical annual base earnings per share for the three-year measurement period associated with each award; and
•Return on invested capital — three-year simple average calculated using the annual returns calculated by dividing 1) net base operating profit after tax (derived from historical or projected base earnings) by 2) the average of total historical or projected debt plus equity for the respective annual periods.
Changes in estimates regarding the future achievement of these performance measures may result in significant fluctuations from period to period in the amount of share-based compensation expense recognized in the Company’s Consolidated Financial Statements.
Pension and Postretirement Benefit Plans
The Company provides non-contributory defined benefit pension plans for certain of its employees in the United States, Mexico, Belgium, Germany, Greece, France, and Turkey. The actuarial valuations used to evaluate the plans employ key assumptions that can have a significant effect on the calculated amounts.
The Company adjusts its discount rates at the end of each fiscal year based on yield curves of high-quality debt instruments over durations that match the expected benefit payouts of each plan. The expected rate of return assumption is derived by taking into consideration the targeted plan asset allocation, projected future returns by asset class and active investment management. A third-party asset return model is used to develop an expected range of returns on plan investments over a 12- to 15-year period, with the expected rate of return selected from a best estimate range within the total range of projected results. The Company periodically re-balances its plan asset portfolio in order to maintain the targeted allocation levels. The rate of compensation increase assumption is generally based on salary and incentive compensation increases.
Other assumptions and estimates impacting the projected liabilities of these plans include inflation, participant withdrawal and mortality rates and retirement ages. The Company evaluates the assumptions used in projecting the pension and postretirement liabilities and associated expenses annually. These judgments, assumptions and estimates may affect the carrying value of pension and postretirement plan net assets and liabilities and pension and postretirement plan expenses in the Company’s Consolidated Financial Statements.
Business combinations
The Company’s acquisitions of businesses are accounted for in accordance with ASC 805, "Business Combinations." The Company recognizes the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquired business at their fair values as of the date of acquisition. Goodwill is measured as the excess of consideration transferred, also measured at fair value, over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. The acquisition method of accounting requires the Company to make significant estimates and assumptions regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of identifiable intangible assets, deferred tax asset valuation allowances, liabilities including those related to debt, pensions and other postretirement plans, uncertain tax positions, contingent consideration and contingencies. This method also requires the Company to refine these estimates over a measurement period not to exceed one year to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If the Company is required to adjust provisional amounts that were recorded for the fair values of assets and liabilities in connection with acquisitions, these adjustments could have a material impact on its financial condition and results of operations.
Significant estimates and assumptions in estimating the fair value of acquired customer relationships, technology, and other identifiable intangible assets include future cash flows that the Company expects to generate from the acquired assets, discount rate, customer attrition rate, and long-term revenue growth projections. Projecting discounted future cash flows requires the Company to make significant estimates regarding projected revenues, projected earnings before interest, taxes, depreciation, and amortization margins, discount rates and customer attrition rates. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, the Company could record impairment charges. In addition, the Company has estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If the estimates of the economic lives change, depreciation or amortization expenses could be increased or decreased, or the acquired asset could be impaired.
For leases in which the acquired business is a lessee, the Company measures the lease liability at the present value of the remaining lease payments, as if the acquired lease were a new lease of the Company at the acquisition date. The Company measures the right-of-use asset at the same amount as the lease liability as adjusted to reflect favorable or unfavorable terms of the lease when compared with market terms.
Reportable segments
The Company identifies its reportable segments by evaluating the level of detail reviewed by the chief operating decision maker and the similarities among operating segments related to gross profit margins, nature of products sold, nature of the production processes, type and class of customer, methods used to distribute products, and nature of the regulatory environment. Of these factors, the Company believes that the most significant in determining the aggregation of operating segments are the nature of the products and the type of customers served. The Company's operating and reporting structure consists of two reportable segments, Consumer Packaging and Industrial Paper Packaging, with all remaining businesses reported as All Other.
Contingencies
Pursuant to U.S. GAAP for accounting for contingencies, accruals for estimated losses are recorded at the time information becomes available indicating that losses are probable and that the amounts are reasonably estimable. Amounts so accrued are not discounted. Changes in estimates and assumptions could impact the carrying value of the accruals from one period to another as additional information becomes known.

F-10 FORM 10-K SONOCO 2022 ANNUAL REPORT

2. New accounting pronouncements
In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-04 “Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” The amendments in this update require that a buyer in a supplier finance program disclose qualitative and quantitative information about its supplier finance programs in each annual reporting period, including a description of key payment terms, and a rollforward of the outstanding obligation as of the end of the annual period. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. The Company does not plan to elect early adoption of this update and does not expect this pronouncement to materially affect its consolidated financial statements.
In March 2022, the FASB issued ASU 2022-02, “Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” The amendments in this update eliminate the accounting guidance for troubled debt restructurings while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The amendments also require that an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases. The Company does not expect this pronouncement to materially affect its consolidated financial statements.
In October 2021, the FASB issued ASU 2021-08, “Business Combinations: Accounting for Contract Assets and Contract Liabilities." The amendments in this Update primarily require that the acquirer recognize and measure contract assets and contract liabilities acquired in a business combination as if the acquirer had originated the related revenue contracts rather than at fair value as of the acquisition date. Generally, this would result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree's financial statements in accordance with generally accepted accounting principles. The amendments in this ASU are effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company is currently evaluating the impact that ASU 2021-08's adoption will have on its consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, "Facilitation of the Effects of Reference Rate Reform on Financial Reporting." ASU 2020-04 provided temporary optional expedients and exceptions to applying U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate ("SOFR"). In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform,” to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The sunset accounting standard provision associated with ASU 2020-04 was originally set for December 31, 2022; however, in December 2022, the FASB issued ASU 2022-06, "Reference Rate Reform: Deferral of the Sunset Date of Topic 848." The expected cessation date of all currencies and tenors of LIBOR is now expected to occur on June 30, 2023. The objective of the guidance in ASU 2022-06 is to provide temporary relief during the transition period by deferring the sunset date of Topic 848 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848.This pronouncement, which was effective as of its December 31, 2022 issuance date, did not have a material impact on the Company's consolidated financial statements. The Company does not expect that the market transition of LIBOR to SOFR will have a material impact on its consolidated financial statements.
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
Other than the pronouncements discussed above, there have been no other newly issued nor newly applicable accounting pronouncements that have had, or are expected to have, a material impact on the Company’s financial statements. Further, at December 31, 2022, there were no other pronouncements pending adoption that are expected to have a material impact on the Company’s consolidated financial statements.
3. Acquisitions and divestitures
Acquisitions
On November 15, 2022, the Company completed the acquisition of S.P. Holding, Skjern A/S ("Skjern"), a privately owned manufacturer of paper based in Skjern, Denmark for $88,647, net of cash acquired. Skjern produces high-grade paperboard from recycled paper for rigid paper containers, tubes and cores, and other applications. The acquisition is expected to expand production capacity for the Company’s converting operations and customers throughout Europe. Goodwill for Skjern, none of which is expected to be deductible for income tax purposes, consists of increased access to certain markets and existing customer relationships.
On August 31, 2022, the Company completed the acquisition of Nordeste Tubetes and NE Tubetes (collectively “Nordeste”), two small tube and core operations in Brazil. Total consideration for the two businesses was $6,518, including cash paid at closing of $3,933, additional payments in October and November 2022 totaling $671, and deferred payments totaling $1,914 expected to be paid over the next six years. Goodwill for Nordeste, all of which is expected to be deductible for income tax purposes, consists of increased access to certain markets and existing customer relationships.
On January 26, 2022, the Company completed the acquisition of Ball Metalpack Holding, LLC ("Ball Metalpack"), renamed Sonoco Metal Packaging (“Metal Packaging”), a leading supplier of sustainable metal packaging for food and household products and the largest aerosol can producer in North America, for $1,348,589, net of cash acquired. As previously disclosed, final consideration was subject to customary post-closing adjustments for working capital, cash and indebtedness and was finalized in the second quarter of 2022. The Company received cash from the sellers totaling $14,820, of which $6,924 had been reflected as a receivable at the time of the initial allocation. Prior to the Company's acquisition, Ball Metalpack was a joint venture formed in 2018 and owned by Platinum Equity (51%) and Ball Corporation (49%). Metal Packaging consists of eight manufacturing plants in the United States and a headquarters facility in Broomfield, Colorado. Factors comprising goodwill at Metal Packaging include increased access to certain markets as well as the value of the assembled workforce. Approximately 81% of goodwill is expected to be deductible for income tax purposes. This acquisition fits the Company's strategy of investing in its core businesses as it complements the Company's largest Consumer Packaging franchise, global rigid paper containers, and further expands the Company's sustainable packaging portfolio to include metal packaging.
F-11 FORM 10-K SONOCO 2022 ANNUAL REPORT

The Company's initial preliminary fair values of the assets acquired and the liabilities assumed in the Metal Packaging and Skjern acquisitions, as well as revised preliminary fair values reflecting adjustments made during the measurement period for Metal Packaging, are as follows:

	Metal Packaging			Skjern
	Initial Allocation(a)	Measurement Period Adjustments	Revised Allocation	Initial Allocation(a)
Trade accounts receivable	$113,850	$—	$113,850	$8,055
Other receivables	14,569	(43)	14,526	193
Inventories	190,070	381	190,451	2,595
Prepaid expenses	44,530	—	44,530	349
Property, plant and equipment	333,496	(2,462)	331,034	24,334
Right of use asset - operating leases	38,000	—	38,000	28
Other intangible assets	498,000	—	498,000	42,818
Goodwill	366,098	(28,987)	337,111	29,059
Other net tangible assets	48,069	(196)	47,873	—
Payable to suppliers	(105,580)	—	(105,580)	(3,466)
Accrued expenses and other	(30,671)	691	(29,980)	(1,173)
Taxes payable	—	—	—	(576)
Notes payable and current portion of long-term debt	(46,463)	—	(46,463)	—
Noncurrent operating lease liabilities	(30,448)	—	(30,448)	(20)
Long-term debt	(39,543)	—	(39,543)	—
Deferred income taxes	(52,312)	22,720	(29,592)	(13,549)
Total purchase price, net of cash acquired	$1,341,665	$(7,896)	$1,333,769	$88,647
(a) The initial allocation represents the Company's preliminary estimates of the fair values for the assets and liabilities assumed during the reporting period the acquisition occurred and is based on information then available.
The measurement period adjustments for Metal Packaging reflect changes to the initially recognized amounts resulting from new information about facts and circumstances that existed as of the acquisition date. As of December 31, 2022, the Company is continuing to finalize its valuation of certain assets acquired and liabilities assumed in both the Metal Packaging and Skjern acquisitions and expects to complete its measurement period adjustments within one year from their respective dates of acquisition.
The Company has accounted for these acquisitions as business combinations under the acquisition method and has included the results of operations of the acquired businesses in the Company's Consolidated Statements of Income from the respective dates of acquisition. Financial results for Metal Packaging are included in the Company's Consumer Packaging segment, and financial results for Nordeste and Skjern are included in the Industrial Paper Packaging segment.
The following table presents the financial results for Metal Packaging from the date of acquisition through December 31, 2022:

Supplemental Information	January 26 to
Metal Packaging	December 31, 2022
Net sales	$1,035,020
Net income	$62,777
The following table presents the Company’s pro forma consolidated results for the years ended December 31, 2022 and December 31, 2021, assuming the acquisition of Metal Packaging had occurred on January 1, 2021. This pro forma information is presented for informational purposes only and does not purport to represent the results of operations that would have been achieved if the acquisition had been completed at the beginning of 2021, nor is it necessarily indicative of future consolidated results.
F-12 FORM 10-K SONOCO 2022 ANNUAL REPORT

Pro Forma Supplemental Information	Years Ended
Consolidated	December 31, 2022	December 31, 2021
Net sales	$7,300,140	$6,425,771
Net income/(loss) attributable to Sonoco	$528,818	$(145,570)
The pro forma information above does not project the Company’s expected results for any future period and gives no effect to any future synergistic benefits that may result from the combination or the costs of integrating the acquired operations with those of the Company. Pro forma information for the years ended December 31, 2022 and December 31, 2021 includes adjustments to depreciation, amortization, and income taxes based upon the preliminary fair value allocation of the purchase price to Metal Packaging's tangible and intangible assets acquired and liabilities assumed as though the acquisition had occurred on January 1, 2021. Interest expense on the additional debt issued by the Company to fund the acquisition and retention bonuses incurred related to the acquisition are also included in the pro forma information as if the acquisition had occurred on January 1, 2021. Acquisition-related costs of $28,171 and charges related to fair value adjustments to acquisition-date inventory of $33,155 were recognized during 2022. These costs are excluded from 2022 pro forma net income and are instead reflected in 2021 pro forma net income as though the acquisition had occurred on January 1, 2021.
The Company completed four acquisitions during 2021 at a net cash cost of $20,697. On December 30, 2021, the Company completed the acquisition of a recycling facility from American Recycling of Western North Carolina, LLC ("American Recycling"), a privately held company, for total cash consideration of $6,267. The facility, located in Asheville, North Carolina, primarily services western North Carolina and upstate South Carolina for the processing of recycled materials. On November 8, 2021, the Company completed the acquisition of D&W Paper Tube Inc. ("D&W"), a privately owned manufacturer of paper tubes and cardboard cores, serving the carpet and textile industries and consisting of two manufacturing facilities in Chatsworth, Georgia, for total cash consideration of $12,787. The Company also completed two smaller acquisitions earlier in 2021. These included Allied Packaging on August 3, 2021, a manufacturer of paper packaging and related manufacturing equipment, consisting of a single manufacturing facility in Sydney, Australia, for total cash consideration of $802, and TuboTec on March 8, 2021, a small tube and core operation in Brazil, for total cash consideration of $841. The financial results for each of these acquisitions are included in the Company's Industrial Paper Packaging segment from the respective date acquired.
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
The Company does not believe that the results of the businesses acquired in 2021 and 2020 were material to the years presented, individually or in the aggregate, and are therefore not subject to the requirements to provide supplemental pro-forma information. Accordingly, this information is not presented herein.
On November 9, 2022, the Company entered into a definitive agreement to purchase the remaining equity interest in RTS Packaging, LLC ("RTS"), from joint venture partner WestRock Company ("WestRock") and one WestRock paper mill in Chattanooga, Tennessee, for $330,000 in cash, subject to customary pricing adjustments. In January 2023, both the Company and WestRock received a request for additional information and documentary material (a "Second Request") from the Antitrust Division of the U.S. Department of Justice (the "DOJ"). Issuance of the Second Request extends the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), until 30 days after the Company and WestRock have each substantially complied with the Second Request, unless the period for review is extended voluntarily by the parties and the DOJ or is terminated earlier by the DOJ. The Company anticipates completing the transaction in the second half of 2023, subject to the satisfaction or waiver of the closing conditions contained in the purchase agreement, including the expiration or early termination of waiting periods or extensions thereof under the HSR Act. Upon completion of the transaction, the Company will own 100% of RTS, which is currently operated as a joint venture between Sonoco (35% ownership interest) and WestRock (65% ownership interest). The RTS joint venture was formed in 1997 and combined the former protective packaging operations of WestRock and the Company to market solid fiber partitions from recycled paperboard to glass container manufacturers and producers of wine, liquor, food, and pharmaceuticals. The transaction will give the Company full ownership of fourteen converting operations, including ten in the United States, two in Mexico, and two in South America and one paper mill in the United States. Upon completion of the transaction, approximately 1,100 individuals will become employees of the Company. The Company expects to fund the acquisition with new borrowings from lenders and cash on hand.
Divestitures
On January 26, 2023, the Company completed the sale of its S3 business, a provider of customized waste and recycling management programs and part of the Company's Industrial Paper Packaging segment, to Northstar for a total sales price of $15,338, including a 2.7% equity interest in Northstar valued at $5,000. The Company expects to recognize a gain from the divestiture of this business of approximately $11,000, before tax, in the first quarter of 2023.
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
F-13 FORM 10-K SONOCO 2022 ANNUAL REPORT

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
As previously disclosed, the Company completed the divestiture of its European contract packaging business, Sonoco Poland Packaging Services Sp. z.o.o., on November 30, 2020. The selling price of $120,000 was adjusted at closing for certain indebtedness assumed by the buyer and for anticipated differences between targeted levels of working capital and the projected levels at the time of closing. The Company received net cash proceeds at closing of $105,913, with the buyer funding an escrow account with an additional $4,600. In the second quarter of 2021, the Company received $6,366 in additional proceeds from the sale, which included the release of $4,000 from escrow plus a post-closing adjustment of $2,366 for the working capital settlement. The remaining $600 in escrow is expected to be released in 2023, pending any indemnity claims. The receipt of the additional cash proceeds is reflected in "Proceeds from the sale of businesses, net" in the Consolidated Statements of Cash Flows.
The decision to sell its global display and packaging businesses was part of the Company's efforts to simplify its operating structure to focus on growing its core Consumer and Industrial packaging businesses around the world. These sales were not expected to notably affect consolidated operating margin percentages, nor did they represent a strategic shift for the Company that would have a major effect on the entity’s operations and financial results. Consequently, the sales did not meet the criteria for reporting as discontinued operations. The net proceeds from the sales were used for general corporate purposes.
The Company continually assesses its operational footprint as well as its overall portfolio of businesses and may consider the divestiture of plants and/or business units it considers to be suboptimal or nonstrategic.
Acquisition and Divestiture-Related Costs
Acquisition- and divestiture-related costs of $70,210, $17,722, and $4,671 were incurred in 2022, 2021 and 2020, respectively. These costs include legal and professional fees, investment banking fees, representation and warranty insurance premiums, and other transaction costs that are included in "Selling, general, and administrative expenses" in the Company's Consolidated Statements of Income. The costs incurred in 2022 also include fair value adjustments to acquisition-date inventory totaling $33,155, that are included in "Cost of sales" in the Company's Consolidated Statements of Income.
4. Restructuring and asset impairment
Due to its geographic footprint and the cost-competitive nature of its businesses, the Company is constantly seeking more cost-effective means and structures to serve its customers and to respond to fundamental changes in its markets. As such, restructuring costs have been, and are expected to continue to be, a recurring component of the Company's operating costs. The amount of these costs can vary significantly from year to year depending upon the scope, nature, and location of the restructuring activities.
Following are the total restructuring and asset impairment charges, net of adjustments, recognized during the periods presented:

	Year Ended December 31,
	2022	2021	2020
Restructuring and restructuring-related asset impairment charges	$46,815	$9,176	$67,729
Other asset impairments	10,095	5,034	77,851
Restructuring/Asset impairment charges	$56,910	$14,210	$145,580

The table below sets forth restructuring and restructuring-related asset impairment charges by type incurred:
F-14 FORM 10-K SONOCO 2022 ANNUAL REPORT

	Year Ended December 31,
	2022	2021	2020
Severance and Termination Benefits	$17,983	$13,097	$36,997
Asset Impairment/Disposal of Assets	9,442	(9,116)	22,394
Other Costs	19,390	5,195	8,338
Total restructuring and restructuring-related asset impairment charges	$46,815	$9,176	$67,729
The table below sets forth restructuring and restructuring-related asset impairment charges by reportable segment:

	Year Ended December 31,
	2022	2021	2020
Consumer Packaging	12,433	3,427	$25,548
Industrial Paper Packaging	16,019	(1,642)	32,691
All Other	(166)	2,969	7,266
Corporate	18,529	4,422	2,224
Total restructuring and restructuring-related asset impairment charges	$46,815	$9,176	$67,729
"Restructuring and restructuring-related asset impairment charges" and "Other asset impairments" are included in “Restructuring/Asset impairment charges” in the Consolidated Statements of Income.
The following table sets forth the activity in the restructuring accrual included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets:

Accrual Activity	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Liability, December 31, 2020	$15,955	$—	$511	$16,466
2021 charges	13,097	(9,116)	5,195	9,176
Cash (payments)/receipts	(17,828)	15,308	(6,313)	(8,833)
Asset write downs/disposals	—	(6,192)	2,479	(3,713)
Foreign currency translation	(307)	—	1	(306)
Liability, December 31, 2021	$10,917	$—	$1,873	$12,790
2022 charges	17,983	9,442	19,390	46,815
Cash (payments)/receipts	(14,024)	7,138	(19,836)	(26,722)
Asset write downs/disposals	—	(16,580)	—	(16,580)
Foreign currency translation	(199)	—	(35)	(234)
Liability, December 31, 2022	$14,677	$—	$1,392	$16,069

"Severance and Termination Benefits" in 2022 include the cost of severance provided to employees terminated as the result of various plant closures, and for approximately 180 employees whose positions were eliminated in conjunction with the Company's ongoing organizational effectiveness efforts.
"Severance and Termination Benefits" in 2021 include the cost of severance provided to employees terminated as the result of various plant closures, as well as certain employees impacted by Project Horizon, a project to transform the corrugated medium machine in Hartsville, South Carolina to produce uncoated recycled paperboard. Severance costs were also incurred for certain employees as a result of the sale of the Company's Plastics - Food thermoforming operations in the United States (part of the Consumer Packaging segment). In addition, the charges include the cost of severance for approximately 315 employees whose positions were eliminated in conjunction with the Company's ongoing organizational effectiveness efforts.
"Asset Impairment/Disposal of Assets" in 2022 consist primarily of asset impairment charges related to plant closures in the Industrial Paper Packaging and Consumer Packaging segments, including asset impairment charges of $3,620 related to Project Horizon. These charges were partially offset by gains from the sale of previously impaired assets and closed facilities in the Consumer Packaging segment and the "All Other" group of businesses. Cash proceeds in 2022 relate to the sales of these assets and facilities, including the partial sale of a previously closed paper mill in Canada, part of the Industrial Paper Packaging segment.
"Asset Impairment/Disposal of Assets" in 2021 consist primarily of gains from the sale of real estate in the Industrial Paper Packaging segment, and gains from the sale of other assets impaired in the prior year as a result of consolidations in the Company's Plastics - Food thermoforming operations.
"Other Costs" in 2022 consist primarily of consulting services and costs related to plant closures including equipment removal, utilities, plant security, property taxes and insurance. In 2021, "Other Costs" consist primarily of costs related to plant closures including equipment removal, utilities, plant security, property taxes and insurance.
The Company expects to pay the majority of the remaining restructuring reserves by the end of 2023 using cash generated from operations. The Company also expects to recognize future additional charges totaling approximately $8,400 in connection with ongoing consulting services and previously announced restructuring actions and believes that the majority of these charges will be incurred and paid by the end of 2023. The Company continually evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions are likely to be undertaken.
F-15 FORM 10-K SONOCO 2022 ANNUAL REPORT

Other Asset Impairments
The Company recognized other asset impairment charges totaling $10,095 for the year ended December 31, 2022.
As a result of exiting our operations in Russia, consisting of two small tube and core plants in the Industrial Paper Packaging segment, other asset impairment charges of $9,165 were recognized for the year ended December 31, 2022. These charges include $3,747 of cumulative translation adjustment losses that were reclassified from accumulated other comprehensive income upon completion of the Company's exit from Russia on July 1, 2022.
Total other asset impairment charges for the year ended December 31, 2022 also include $930 of fixed asset impairments in the Company's plastics foods operations, part of the Consumer Packaging segment. These assets were determined to be impaired as the value of their projected undiscounted cash flows was no longer sufficient to recover their carrying value.
The Company recognized other asset impairment charges totaling $5,034 in the year ended December 31,2021. These charges consisted of fixed asset impairments totaling $2,635 in the Company's plastics foods operations, part of the Consumer Packaging segment, and $2,399 in the temperature-assured packaging business, part of the All Other group of businesses. The assets were impaired as the value of the projected undiscounted cash flows was determined to no longer be sufficient to recover their carrying value.
These impairment charges are included in “Restructuring/Asset impairment charges” in the Company’s Condensed Consolidated Statements of Income.
5. Book overdrafts and cash pooling
As part of its cash management system, the Company uses “zero balance” accounts to fund disbursements. Under this system, the bank balance is zero at the end of each day, while the book balance is usually a negative amount due to reconciling items such as outstanding checks. At December 31, 2022 and 2021, outstanding checks totaling $17,986 and $36,759, respectively, were included in “Payable to suppliers” on the Company’s Consolidated Balance Sheets. In addition, outstanding payroll checks of $244 and $0 as of December 31, 2022 and 2021, respectively, were included in “Accrued wages and other compensation” on the Company’s Consolidated Balance Sheets. Changes in these book cash overdrafts are reported as cash flows from financing activities.
The Company uses a notional pooling arrangement with an international bank to help manage global liquidity requirements. Under this pooling arrangement, the Company and its participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits, and has the right to offset the cash deposits against the borrowings, the bank provides the Company and its participating subsidiaries favorable interest terms on both. The Company’s Consolidated Balance Sheets reflect a net cash deposit under this pooling arrangement of $2,375 and $19,502 as of December 31, 2022 and 2021, respectively.
6. Property, plant and equipment
Details of the Company's property, plant and equipment at December 31 are as follows:

	2022	2021
Land	$131,362	$112,714
Timber resources	42,202	42,355
Buildings	664,012	550,497
Machinery and equipment	3,528,545	3,179,781
Construction in progress	226,701	237,055
	4,592,822	4,122,402
Accumulated depreciation and depletion	(2,882,423)	(2,824,902)
Property, plant and equipment, net	$1,710,399	$1,297,500

Depreciation and depletion expense amounted to $216,138 in 2022, $189,667 in 2021 and $201,004 in 2020.
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
F-16 FORM 10-K SONOCO 2022 ANNUAL REPORT

The following table sets forth the balance sheet location and values of the Company’s lease assets and lease liabilities at December 31, 2022 and December 31, 2021:

Classification	Balance Sheet Location	December 31, 2022	December 31, 2021
Lease Assets
Operating lease assets	Right of Use Asset - Operating Leases	$296,781	$268,390
Finance lease assets	Other Assets	103,467	55,826
Total lease assets		$400,248	$324,216

Lease Liabilities
Current operating lease liabilities	Accrued expenses and other	$52,306	$45,305
Current finance lease liabilities	Notes payable and current portion of long-term debt	19,015	6,952
Total current lease liabilities		$71,321	$52,257

Noncurrent operating lease liabilities	Noncurrent Operating Lease Liabilities	$250,994	$234,167
Noncurrent finance lease liabilities	Long-term Debt, net of current portion	83,905	53,330
Total noncurrent lease liabilities		$334,899	$287,497
Total lease liabilities		$406,220	$339,754
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
The following table sets forth the components of the Company's total lease cost for the years ended December 31, 2022, 2021, and 2020:

Lease Cost		2022	2021	2020
Operating lease cost	(a)	$51,890	$48,158	$58,678
Finance lease cost:
Amortization of lease asset	(a) (b)	12,241	5,747	7,387
Interest on lease liabilities	(c)	4,751	1,384	1,050
Variable lease cost	(a) (d)	30,269	26,198	36,758
Impairment charges	(e)	293	148	11,340
Total lease cost		$99,444	$81,635	$115,213
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

The following table sets forth the five-year maturity schedule of the Company's lease liabilities as of December 31, 2022:

Maturity of Lease Liabilities	Operating Leases	Finance Leases	Total
2023	$53,074	$19,473	$72,547
2024	45,570	17,821	63,391
2025	37,873	20,140	58,013
2026	30,407	16,611	47,018
2027	26,833	5,183	32,016
Beyond 2027	185,515	44,779	230,294
Total lease payments	$379,272	$124,007	$503,279
Less: Interest	75,972	21,087	97,059
Lease Liabilities	$303,300	$102,920	$406,220

F-17 FORM 10-K SONOCO 2022 ANNUAL REPORT

The following tables set forth the Company's weighted average remaining lease term and discount rates used in the calculation of its outstanding lease liabilities at December 31, 2022, 2021, and 2020, along with other lease-related information for the years ended December 31, 2022, 2021, and 2020:

Lease Term and Discount Rate	2022	2021	2020
Weighted-average remaining lease term (years):
Operating leases	11.2	11.8	11.8
Finance leases	9.2	13.5	12.9
Weighted-average discount rate:
Operating leases	4.27%	4.09%	4.28%
Finance leases	4.79%	2.86%	2.94%

Other Information	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$52,198	$50,479	$58,305
Operating cash flows used by finance leases	$4,751	$1,384	$1,050
Financing cash flows used by finance leases	$12,687	$4,699	$7,437
Leased assets obtained in exchange for new operating lease liabilities	$36,158	$20,505	$90,361
Leased assets obtained in exchange for new finance lease liabilities	$10,091	$14,643	$23,117
Modification to leased assets for increase/(decrease) in operating lease liabilities	$2,807	$15,936	(9,947)
Modification to leased assets for (decrease)/increase in finance lease liabilities	$(642)	$9,586	14,005
Termination reclasses to decrease operating lease assets	$(4,285)	$(5,267)	(27,508)
Termination reclasses to decrease operating lease liabilities	$(4,537)	$(5,602)	(27,985)
Termination reclasses to decrease finance lease assets	$(1,351)	$(125)	(25,079)
Termination reclasses to decrease finance lease liabilities	$(87)	$(130)	(25,199)

8. Goodwill and other intangible assets
Goodwill

Changes in the carrying amount of goodwill by segment for the year ended December 31, 2022, are as follows:

	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Balance as of January 1, 2022	$572,416	$367,780	$384,305	$1,324,501
Acquisitions	366,098	34,473	—	400,571
Measurement period adjustments	(28,987)	—	—	(28,987)
Foreign currency translation	(10,902)	(7,427)	(2,445)	(20,774)
Balance as of December 31, 2022	$898,625	$394,826	$381,860	$1,675,311

Goodwill activity reflected under the caption “Acquisitions” relates to the January 26, 2022 acquisition of Metal Packaging, the August 31, 2022 acquisition of Nordeste, and the November 15, 2022 acquisition of Skjern. Activity reflected under the caption “Measurement period adjustments” relates to the Metal Packaging acquisition. See Note 3 for additional information.
The Company assesses goodwill for impairment annually during the third quarter, or from time to time when warranted by the facts and circumstances surrounding individual reporting units or the Company as a whole. The Company completed its most recent annual goodwill impairment testing during the third quarter of 2022, and analyzed certain qualitative and quantitative factors in determining whether a goodwill impairment existed. The Company's assessments reflected a number of significant management assumptions and estimates, including the Company's forecast of sales growth, gross profit margins, and discount rates. Changes in these assumptions could materially impact the Company's conclusions. Based on its assessments, the Company concluded that there was no impairment of goodwill for any of its reporting units.
Although no reporting units failed the annual impairment test, in management’s opinion, the goodwill of the Plastics - Healthcare and Protexic reporting units are at risk of impairment in the near term if the reporting units' operations do not perform in line with management's expectations, or if there is a negative change in the long-term outlook for the business or in other factors such as the discount rate.
F-18 FORM 10-K SONOCO 2022 ANNUAL REPORT

In the annual goodwill impairment analysis completed during the third quarter of 2022, projected future cash flows for the Plastics - Healthcare and Protexic reporting units were discounted at 9.8% and 9.5%, respectively, and their estimated fair values were determined to exceed their carrying values by approximately 18.0% and 18.3%, respectively. Based on the discounted cash flow model and holding other valuation assumptions constant, the discount rates for the Plastics - Healthcare and Protexic reporting units would have to be increased to 11.0% and 11.5%, respectively, in order for the estimated fair values of the reporting units to fall below their carrying values. Total goodwill associated with the Plastics - Healthcare and Protexic reporting units were $62,607 and $29,051, respectively, at December 31, 2022.
During the time subsequent to the annual evaluation, and at December 31, 2022, the Company considered whether any events and/or changes in circumstances had resulted in the likelihood that the goodwill of any of its reporting units may have been impaired. It is management's opinion that no such events have occurred.

Other intangible assets
Details at December 31 are as follows:

	2022	2021
Other Intangible Assets, Gross:
Patents	$29,303	$29,315
Customer lists	1,092,232	592,195
Trade names	34,220	32,043
Proprietary technology	57,720	22,846
Other	6,721	2,807
Other Intangible Assets, Gross	$1,220,196	$679,206
Accumulated Amortization:
Patents	$(17,889)	$(16,275)
Customer lists	(417,034)	(347,274)
Trade names	(15,892)	(14,106)
Proprietary technology	(25,113)	(21,394)
Other	(2,670)	(2,014)
Accumulated Amortization	$(478,598)	$(401,063)
Other Intangible Assets, Net	$741,598	$278,143

The acquisitions of Metal Packaging in January 2022 and Skjern in November 2022 resulted in the addition of $498,000 and $42,818, respectively, of intangible assets, primarily related to customer lists. These intangibles will be amortized over an average useful life of 14 years. The fair values of intangible assets associated with these acquisitions were determined using an income valuation approach.
Aggregate amortization expense on intangible assets was $80,445, $49,419 and $52,899 for the years ended December 31, 2022, 2021 and 2020, respectively. Amortization expense on intangible assets is expected to approximate $80,900 in 2023, $74,100 in 2024, $63,600 in 2025, $60,400 in 2026 and $59,000 in 2027 based on intangible assets as of December 31, 2022.
9. Debt
Details of the Company's debt at December 31 were as follows:

	2022	2021
Commercial paper, average rate of 1.93% in 2022 and 0.16% in 2021	$—	$349,000
Syndicated term loan due December 2023	399,246	—
Syndicated term loan due January 2025	299,644	—
1.80% notes due February 2025	398,369	—
2.25% notes due February 2027	297,910	—
2.85% notes due February 2032	495,264	—
3.125% notes due May 2030	595,911	595,342
5.75% notes due November 2040	536,214	536,182
Other foreign denominated debt, average rate of 5.7% in 2022 and 3.0% in 2021	20,668	55,432
Finance lease obligations	102,920	60,282
Other debt	76,077	14,425
Total debt	$3,222,223	$1,610,663
Less: Notes payable and current portion of long-term debt	502,440	411,557
Long-term debt	$2,719,783	$1,199,106

F-19 FORM 10-K SONOCO 2022 ANNUAL REPORT

On December 2, 2022, the Company entered into a $400,000 term loan facility (the "December Term Loan Facility") with a syndicate of banks. The full amount was drawn on December 2, 2022 and will become payable in full on December 1, 2023. The proceeds from the December Term Loan Facility were used for general corporate purposes, including repayment of certain short-term debt. Borrowings will bear interest at a fluctuating rate per annum equal to, at the Company’s option, (i) the forward-looking Secured Overnight Financing Rate ("SOFR") term rate (such borrowings, “Term SOFR Loans”) or (ii) a base rate, plus, in each case, an applicable margin calculated based on the Company’s credit ratings. The Company has designated its borrowings under the December Term Loan Facility as Term SOFR Loans, and the margin currently applicable to Term SOFR Loans is 1.475%. There is no required amortization, and voluntary prepayments of borrowings under the December Term Loan Facility are permissible without penalty, subject to certain conditions, at the Company's discretion.
On January 21, 2022, the Company completed a registered public offering of green bonds with an aggregate principal amount of $1,200,000. These unsecured notes (the “Notes”) consisted of the following:

	Principal Amount	Issuance Costs and Discounts	Net Proceeds	Interest Rate	Maturity

2025 Notes	$400,000	$(2,356)	$397,644	1.800%	February 1, 2025
2027 Notes	$300,000	$(2,565)	$297,435	2.250%	February 1, 2027
2032 Notes	$500,000	$(5,220)	$494,780	2.850%	February 1, 2032
Total	$1,200,000	$(10,141)	$1,189,859
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
Also on January 21, 2022, the Company entered into a $300,000 three-year term loan facility (the “January Term Loan Facility”) with a syndicate of eight banks. The full $300,000 was drawn from this facility on January 26, 2022, and the proceeds used to partially fund the acquisition of Metal Packaging. Interest is assessed at SOFR plus a margin based on a pricing grid that uses the Company’s credit ratings. The current SOFR margin is 122.5 basis points. There is no required amortization and repayment can be accelerated at any time without penalty at the Company's discretion. Borrowings under the January Term Loan Facility mature on January 27, 2025.
On June 30, 2021, the Company entered into a new five-year $750,000, unsecured revolving credit facility which replaced an existing credit facility entered into on July 20, 2017, and reflects substantially the same terms and conditions. Consistent with prior facilities, the new revolving credit facility supports the Company's $500,000 commercial paper program. Based on the pricing grid, the Credit Agreement and Sonoco's current credit ratings, a London Interbank Offering Rate ("LIBOR") borrowing has an all-in drawn margin of 125.0 basis points. On November 7, 2022, the Company borrowed $150,000 from the revolving credit facility. These borrowings were repaid in full on December 2, 2022.
On April 28, 2021, the Company commenced a cash tender offer to purchase up to $300,000 of the $600,000 outstanding principal amount of its 5.75% notes due November 2040. Upon expiration of the tender on May 25, 2021, the Company repurchased 10.53% of its outstanding 5.75% notes for a total cash cost of $81,961, as shown below:

	Principal Amount Tendered	Premium and Other Amounts Paid	Total Cash Paid
5.75% notes due November 2040	$63,206	$18,755	$81,961
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
The principal requirements of debt maturing in the next five years are:

	2023	2024	2025	2026	2027
Debt maturities by year	$502,440	$14,966	$715,332	$14,595	$301,960
As of December 31, 2022, the Company has scheduled debt maturities through the next twelve months of $502,440. At December 31, 2022, the Company had $227,438 in cash and cash equivalents on hand and $750,000 in committed capacity available for drawdown under its revolving credit facility. The Company believes that these amounts, combined with expected net cash flows from operating activities, provide ample liquidity to cover these debt maturities and other cash flow needs of the Company over the course of the next year.
In addition, the Company had $225,763 available under unused short-term lines of credit at December 31, 2022. These short-term lines of credit are available for general corporate purposes of our subsidiaries, including working capital and hedging requirements.
F-20 FORM 10-K SONOCO 2022 ANNUAL REPORT

Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenants currently require the Company to maintain a minimum level of interest coverage, and a minimum level of net worth, as defined in the agreements. As of December 31, 2022, the Company's interest coverage and net worth were substantially above the minimum levels required under these covenants.
10. Financial instruments and derivatives
The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments for which the carrying amount differs from the fair value.

	December 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, net of current portion	$2,719,783	$2,477,884	$1,199,106	$1,434,711
The carrying value of cash and cash equivalents and short-term debt approximates fair value. The fair value of long-term debt is determined based on recent trade information in the financial markets of the Company’s public debt or is determined by discounting future cash flows using interest rates available to the Company for issues with similar terms and maturities, which is considered a Level 2 fair value measurement.
Cash Flow Hedges
At December 31, 2022 and 2021, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. These contracts, which have maturities ranging through December 2024, qualify as cash flow hedges under U.S. GAAP. For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item.
Commodity Cash Flow Hedges
Certain derivative contracts entered into to manage the cost of anticipated purchases of natural gas and aluminum have been designated by the Company as cash flow hedges. At December 31, 2022, these contracts included natural gas swaps covering approximately 0.2 million MMBTUs, representing approximately 1% of anticipated natural gas usage in both 2023 and 2024. The Company also has certain natural gas hedges that it does not treat as cash flow hedges. See "Non-Designated Derivatives" below for a discussion of these hedges. The Company has also designated swap contracts covering 983 metric tons of aluminum as cash flow hedges. These contracts represent approximately 13% of anticipated aluminum usage for 2023. The fair values of the Company’s commodity cash flow hedges netted to a loss position of $(172) at December 31, 2022, and a gain position of $1,491 at December 31, 2021. The amount of the loss included in accumulated other comprehensive loss at December 31, 2022, expected to be reclassified to the income statement during the next twelve months is $(145).
Foreign Currency Cash Flow Hedges
The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales, purchases, and capital spending expected to occur in 2023. The net positions of these contracts at December 31, 2022, were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	Purchase	30,854,789
Mexican peso	Purchase	550,275
Polish zloty	Purchase	120,323
Czech koruna	Purchase	76,927
Canadian dollar	Purchase	34,516
Euro	Purchase	9,880
Turkish lira	Purchase	9,691
Brazilian Real	Purchase	7,271
British pound	Purchase	6,000
The fair value of foreign currency cash flow hedges related to forecasted sales and purchases netted to a loss position of $(299) at December 31, 2022, and a gain position of $336 at December 31, 2021. Losses of $(299) are expected to be reclassified from accumulated other comprehensive loss to the income statement during the next twelve months. In addition, the Company has entered into forward contracts to hedge certain foreign currency cash flow transactions related to construction in progress. As of December 31, 2022 and December 31, 2021, the net positions of these contracts were $(564) and $(457), respectively. During the twelve months ended December 31, 2022, losses from these hedges totaling $(875) were reclassified from accumulated other comprehensive loss and included in the carrying value of the capitalized expenditures. Losses of $(564) are expected to be reclassified from accumulated other comprehensive loss and included in the carrying value of the related fixed assets acquired during the next twelve months.
Non-Designated Derivatives
The Company routinely enters into other derivative contracts which are not designated for hedge accounting treatment under ASC 815. As such, changes in fair value of these non-designated derivatives are recorded directly to income and expense in the periods that they occur.
F-21 FORM 10-K SONOCO 2022 ANNUAL REPORT

Foreign Currency Hedges
The Company routinely enters into forward contracts or swaps to economically hedge the currency exposure of intercompany debt and foreign currency denominated receivables and payables. The net currency positions of these non-designated contracts at December 31, 2022, were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	Purchase	22,519,674
Indonesian rupiah	Purchase	16,409,007
Mexican peso	Purchase	447,007
Turkish lira	Purchase	41,625
Canadian dollar	Purchase	4,869
Thai Baht	Sell	(15,624)
Commodity Hedges
The Company has entered into non-designated derivative contracts to manage the cost of anticipated purchases of natural gas. At December 31, 2022, these contracts consisted of natural gas swaps covering approximately 7.3 million MMBTUs and represented approximately 69% and 17% of anticipated usage in North America for 2023 and 2024, respectively.
Interest Rate Hedges
Pursuant to the registered public offering of unsecured 2.85% notes with a principal amount of $500,000 maturing on February 1, 2032, the Company entered into treasury lock derivative instruments with two banks, with a notional principal amount of $150,000 each on December 29, 2021. These instruments had the risk management objective of reducing exposure to the Company of increases in the underlying Treasury index up to the date of pricing of the notes. The fair value of the contracts was a net loss position of $(550) at December 31, 2021. The derivatives were settled when the bonds priced on January 11, 2022, with the Company recognizing a gain on the settlement of $5,201. The gain is included in “Selling, general and administrative expenses” on the Company's Consolidated Statements of Income for the year ended December 31, 2022.
The fair value of the Company’s non-designated derivatives position was a loss of $(8,692) and a gain of $92 at December 31, 2022 and December 31, 2021, respectively.
The following table sets forth the location and fair values of the Company’s derivative instruments at December 31, 2022 and December 31, 2021:

		Fair Value at December 31
Description	Balance Sheet Location	2022	2021
Derivatives designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$10	$1,599
Commodity Contracts	Other assets	$8	$—
Commodity Contracts	Accrued expenses and other	$(155)	$(108)
Commodity Contracts	Other liabilities	$(35)	$—
Foreign Exchange Contracts	Prepaid expenses	$1,251	$848
Foreign Exchange Contracts	Accrued expenses and other	$(2,114)	$(969)
Derivatives not designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$5	$1815
Commodity Contracts	Other assets	$251	$—
Commodity Contracts	Accrued expenses and other	$(8,599)	$(1,132)
Commodity Contracts	Other liabilities	$(295)	$—
Foreign Exchange Contracts	Prepaid expenses	$115	$135
Foreign Exchange Contracts	Accrued expenses and other	$(169)	$(176)
Interest Rate Lock Contract	Accrued expenses and other	$—	$(550)
While certain of the Company's derivative contract arrangements with its counterparties provide for the ability to settle contracts on a net basis, the Company reports its derivative positions on a gross basis. There are no collateral arrangements or requirements in these agreements.

F-22 FORM 10-K SONOCO 2022 ANNUAL REPORT

The following tables set forth the effect of the Company’s derivative instruments on financial performance for the year ended December 31, 2022 and December 31, 2021, excluding the gains or losses on foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to the carrying value of the capitalized expenditures:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income
Derivatives in Cash Flow Hedging Relationships:
Year Ended December 31, 2022
Foreign Exchange Contracts	$(1,009)	Net sales	$3,460
		Cost of sales	$(2,852)
Commodity Contracts	$5,321	Cost of sales	$6,948
Year Ended December 31, 2021
Foreign Exchange Contracts	$210	Net sales	$3,212
		Cost of sales	$(2,544)
Commodity Contracts	$10,039	Cost of sales	$7,794

Description	Gain or (Loss) Recognized	Location of Gain or (Loss) Recognized in Income Statement
Derivatives not Designated as Hedging Instruments:
Year Ended December 31, 2022
Commodity Contracts	$1,831	Cost of Sales
Foreign Exchange Contracts	$355	Selling, general and administrative
Year Ended December 31, 2021
Commodity Contracts	$1,118	Cost of sales
Foreign Exchange Contracts	$(737)	Selling, general and administrative
Interest Rate Lock Contracts	$(550)	Selling, general and administrative

	Year Ended December 31, 2022		Year Ended December 31, 2021
Description	Revenue	Cost of Sales	Revenue	Cost of Sales
Total amount of income and expense line items presented in the Consolidated Statements of Income	$3,460	$4,096	$3,212	$5,250

Gain or (loss) on cash flow hedging relationships:
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into net income	$3,460	$(2,852)	$3,212	$(2,544)

Commodity contract:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into net income	$—	$6,948	$—	$7,794

F-23 FORM 10-K SONOCO 2022 ANNUAL REPORT

11. Fair value measurements
Fair value is defined as an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

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
The following tables set forth information regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis:

Description	December 31, 2022	Assets measured at NAV (f)	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(172)	$—	$—	$(172)	$—
Foreign exchange contracts	(863)	—	—	(863)	—
Non-hedge derivatives, net:
Commodity contracts	(8,638)	—	—	(8,638)	—
Foreign exchange contracts	(54)	—	—	(54)	—
Postretirement benefit plan assets:
Common Collective(a)	$6,497	$6,497	$—	$—	$—
Mutual funds(b)	50,467	—	—	50,467	—
Fixed income securities(c)	198,628	32,927	—	165,701	—
Short-term investments(d)	1,099	—	—	1,099	—
Real estate funds(e)	680	680	—	—	—
Cash and accrued income	8,504	—	8,504	—	—
Total postretirement benefit plan assets	$265,875	$40,104	$8,504	$217,267	$—
Description	December 31, 2021	Assets measured at NAV (f)	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$1,491	$—	$—	$1,491	$—
Foreign exchange contracts	(121)	—	—	(121)	—
Non-hedge derivatives, net:
Commodity contracts	683	—	—	683	—
Foreign exchange contracts	(41)	—	—	(41)	—
Interest rate lock contract	(550)	—	—	(550)	—
Postretirement benefit plan assets:
Common Collective(a)	$8,882	$8,882	$—	$—	$—
Mutual funds(b)	118,559	—	—	118,559	—
Fixed income securities(c)	292,883	41,120	—	251,763	—
Short-term investments(d)	1,211	—	—	1,211	—
Real estate funds(e)	592	592	—	—	—
Cash and accrued income	8,920	—	8,920	—	—
Total postretirement benefit plan assets	$431,047	$50,594	$8,920	$371,533	$—
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
F-24 FORM 10-K SONOCO 2022 ANNUAL REPORT

e.This category includes investments in real estate funds (including office, industrial, residential and retail). Underlying real estate securities are generally valued at closing prices from national exchanges.
f.Certain assets that are measured at fair value using the net asset value (NAV) per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

The Company’s pension plan assets comprise more than 95% of its total postretirement benefit plan assets. Accordingly, the assets of the Company’s various pension plans and retiree health and life insurance plans are not shown separately, but are combined in the tables above. Postretirement benefit plan assets are netted against postretirement benefit obligations to determine the funded status of each plan. The funded status is recognized in the Company’s Consolidated Balance Sheets as shown in Note 13.
As discussed in Note 10, the Company uses derivatives to mitigate the effect of commodity fluctuations, foreign currency fluctuations and, from time to time, interest rate movements. Fair value measurements for the Company’s derivatives are classified under Level 2 because such measurements are estimated based on observable inputs such as interest rates, yield curves, spot and future commodity prices, and spot and future exchange rates.
The Company does not currently have any nonfinancial assets or liabilities that are recognized or disclosed at fair value on a recurring basis. None of the Company's financial assets or liabilities are measured at fair value using significant unobservable inputs. There were no transfers in or out of Level 1 or Level 2 fair value measurements during the years ended December 31, 2022 or 2021. For additional fair value information on the Company's financial instruments, see Note 10.
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
At December 31, 2022, a total of 6,998,566 shares remain available for future grant under the 2019 Plan. The Company issues new shares for stock unit conversions and stock appreciation right exercises.
Accounting for share-based compensation
Total compensation cost for share-based payment arrangements was $31,309, $22,608 and $10,607, for 2022, 2021 and 2020, respectively. The related tax benefit recognized in net income was $7,999, $5,715, and $2,686, for the same years, respectively. Share-based compensation expense is included in “Selling, general and administrative expenses” in the Consolidated Statements of Income. The Company accounts for forfeitures of its share-based payment arrangements as they occur.
An “excess” tax benefit is created when the tax deduction for an exercised stock appreciation right, exercised stock option or converted stock unit exceeds the compensation cost that has been recognized in income. The additional net excess tax benefit realized was $1,367, $1,110 and $2,528 for 2022, 2021 and 2020, respectively.
Restricted Stock Units
The Company grants awards of restricted stock units (RSUs) to executive officers and certain key management employees. These awards vest over a three-year period with one-third vesting on each anniversary date of the grant. The expense for these RSUs is recognized following the graded-vesting method, which results in front-loaded expense being recognized during the early years of the required service period. For grants awarded prior to 2021, participants must be actively employed by the Company on the vesting date for shares to be issued, except in the event of the participant’s death, disability, or involuntary (or good reason) termination within two years of a change in control prior to full vesting, in which case shares will immediately vest. For awards granted since 2020, in the event of the participant’s death, disability or retirement prior to full vesting, shares will be issued on a pro rata basis up through the time the participant’s employment or service ceases. Once vested, these awards do not expire.
The Company from time to time grants special RSUs to certain of its executive officers and directors. These awards normally vest over a five-year period with one-third vesting on each of the third, fourth and fifth anniversaries of the grant, but in some circumstances may vest over a shorter period, or cliff vest at the end of the five-year period. Normally a participant must be actively employed by, or serving as a director of, the Company on the vesting date for shares to be issued, but the Company may make other arrangements in connection with termination of employment prior to the vesting date. Officers and directors can elect to defer receipt of RSUs, but key management employees are required to take receipt of the stock issued upon the vest date.
The weighted-average grant-date fair value of RSUs granted was $53.55, $57.77 and $54.16 per share in 2022, 2021 and 2020, respectively. The fair value of shares vesting during the year was $6,243, $4,063, and $3,277 for 2022, 2021 and 2020, respectively. Noncash stock-based compensation associated with restricted stock grants totaled $11,113, $8,278 and $4,559 for 2022, 2021 and 2020, respectively. As of December 31, 2022, there was $9,597 of total unrecognized compensation cost related to nonvested restricted stock units. This cost is expected to be recognized over a weighted-average period of 29 months.
F-25 FORM 10-K SONOCO 2022 ANNUAL REPORT

The activity related to restricted stock units for the year ended December 31, 2022 is as follows:

	Nonvested	Vested	Total	Average Grant Date Fair Value Per Share
Outstanding, December 31, 2021	332,597	82,264	414,861	$53.32
Granted	291,365	—	291,365	$53.55
Vested	(111,333)	111,333	—
Converted		(122,337)	(122,337)	$53.62
Cancelled	(51,908)	—	(51,908)	$55.04
Dividend equivalents	1,674	2,049	3,723	$56.33
Outstanding, December 31, 2022	462,395	73,309	535,704	$53.23

Performance Contingent Restricted Stock Units
The Company grants performance contingent restricted stock units (PCSUs) annually on a discretionary basis to executive officers and certain key management employees. The ultimate number of PCSUs awarded is dependent upon the degree to which performance, relative to defined targets related to earnings, return on invested capital, and return on net assets employed, is achieved over a three-year performance cycle. PCSUs granted vest at the end of the three-year performance period if the respective performance targets are met. No units will be awarded if the performance targets are not met. Upon vesting, PCSUs are convertible into common shares on a one-for-one basis. Except in the event of the participant's death, disability, or retirement, if a participant is not employed by the Company at the end of the performance period, no PCSUs will vest. However, in the event of the participant’s death, disability or retirement prior to full vesting, shares will be issued on a pro rata basis up through the time the participant’s employment or service ceases. In the event of a change in control, as defined under the 2019 Plan, all unvested PCSUs will vest at target on a pro rata basis if the change in control occurs during the three-year performance period.
The activity related to performance contingent restricted stock units for the year ended December 31, 2022 is as follows:

	Nonvested	Vested	Total	Average Grant Date Fair Value per Share
Outstanding, December 31, 2021	480,653	97,653	578,306	$53.67
Granted	201,835	—	201,835	$51.94
Performance adjustments	304,554	—	304,554	$51.96
Vested	(280,881)	280,881	—
Converted	—	(77,167)	(77,167)	$52.62
Cancelled	(106,779)	—	(106,779)	$53.59
Dividend equivalents	—	1,033	1,033	$59.32
Outstanding, December 31, 2022	599,382	302,400	901,782	$52.81
2022 PCSU. As of December 31, 2022, the 2022 PSCUs to be awarded are estimated to range from 0 to 357,362 units and are tied to the three-year performance period ending December 31, 2024.
2021 PCSU. As of December 31, 2022, the 2021 PSCUs to be awarded are estimated to range from 0 to 242,020 units and are tied to the three-year performance period ending December 31, 2023.
2020 PCSU. The performance cycle for the 2020 PSCUs was completed on December 31, 2022. Outstanding stock units of 280,881 units were determined to have been earned. The fair value of these units was $17,052 as of December 31, 2022.
2019 PCSU. The performance cycle for the 2019 PCSUs was completed on December 31, 2021. Outstanding stock units of 64,243 were determined to have been earned. The fair value of these units was $3,719 as of December 31, 2021.
2018 PCSU. The performance cycle for the 2018 PCSUs was completed on December 31, 2020. Outstanding stock units of 139,886 units were determined to have been earned. The fair value of these units was $8,288 as of December 31, 2020.
The weighted-average grant-date fair value of PCSUs granted was $51.94, $55.95, and $52.00 per share in 2022, 2021 and 2020, respectively. Noncash stock-based compensation associated with PCSUs totaled $17,900, $11,477 and $2,023 for 2022, 2021 and 2020, respectively. As of December 31, 2022, there was approximately $16,889 of total unrecognized compensation cost related to nonvested PCSUs. This cost is expected to be recognized over a weighted-average period of 21 months.
Stock appreciation rights
Through 2019, the Company granted stock appreciation rights ("SARs") annually on a discretionary basis to key employees. These SARs had an exercise price equal to the closing market price on the date of the grant and can be settled only in stock. The SARs granted from 2015 through 2019 vested over three years, with one-third vesting on each anniversary date of the grant, and have 10-year terms. All outstanding SARs are vested as of December 31, 2022.
SARs expense was recognized following the graded-vesting method, which resulted in front-loaded expense being recognized during the early years of the required service period. As of December 31, 2022, there is no unrecognized compensation cost related to nonvested SARs. Noncash stock-based compensation expense associated with SARs totaled $40, $347, and $1,442 for 2022, 2021, and 2020, respectively.
The aggregate intrinsic value of SARS exercised during 2022, 2021, and 2020 was $582, $2,575, and $2,771, respectively.

F-26 FORM 10-K SONOCO 2022 ANNUAL REPORT

The activity related to the Company’s SARs for the year ended December 31, 2022 is as follows:

	Nonvested	Vested	Total	Weighted- average Exercise Price
Outstanding, December 31, 2021	124,164	755,507	879,671	$55.03
Vested	(124,164)	124,164	—
Granted	—	—	—	$—
Exercised	—	(105,681)	(105,681)	$55.20
Forfeited/Expired	—	(9,184)	(9,184)	$57.45
Outstanding, December 31, 2022	—	764,806	764,806	$54.98
Exercisable, December 31, 2022	—	764,806	764,806	$54.98

The weighted average remaining contractual life for both SARs outstanding and exercisable at December 31, 2022 was 5.1 years. The aggregate intrinsic value for both SARs outstanding and exercisable at December 31, 2022 was $4,292. At December 31, 2022, the fair market value of the Company’s stock used to calculate intrinsic value was $60.71 per share.
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
The activity related to deferred compensation for equity award units granted to both employees and non-employee directors combined is as follows:

Total
Outstanding, December 31, 2021	380,757
Deferred	37,617
Converted	(144,244)
Dividend equivalents	12,885
Outstanding, December 31, 2022	287,015

Compensation deferrals for employees and directors, all of which will be settled in Company stock at retirement, totaled $2,256, $2,507, and $2,593, during 2022, 2021, and 2020, respectively.
F-27 FORM 10-K SONOCO 2022 ANNUAL REPORT

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
The components of net periodic benefit cost include the following:

	2022	2021	2020
Retirement Plans
Service cost	$3,304	$3,916	$3,969
Interest cost	10,562	24,186	51,297
Expected return on plan assets	(10,302)	(22,888)	(50,733)
Amortization of prior service cost	913	900	1,006
Amortization of net actuarial loss	6,240	16,503	28,833
Effect of settlement loss	479	550,706	854
Effect of curtailment loss	43	—	32
Net periodic benefit cost	$11,239	$573,323	$35,258
Retiree Health and Life Insurance Plans
Service cost	$320	$374	$358
Interest cost	258	197	336
Expected return on plan assets	(439)	(444)	(371)
Amortization of prior service credit	—	—	(279)
Amortization of net actuarial gain	(681)	(744)	(834)
Net periodic benefit income	$(542)	$(617)	$(790)
The following tables set forth the Plans’ obligations and assets at December 31:

	Retirement Plans		Retiree Health and Life Insurance Plans
	2022	2021	2022	2021
Change in Benefit Obligation
Benefit obligation at January 1	$514,633	$2,092,297	$13,745	$14,880
Service cost	3,304	3,916	320	374
Interest cost	10,562	24,186	258	197
Plan participant contributions	50	14	—	—
Plan amendments	665	608	—	—
Actuarial gain	(124,982)	(138,157)	(1,825)	(939)
Benefits paid	(22,268)	(66,641)	(1,224)	(768)
Impact of foreign exchange rates	(27,273)	(4,999)	(30)	1
Effect of settlements	(1,736)	(1,396,494)	—	—
Effect of curtailments	(112)	(97)	—	—
Benefit obligation at December 31	$352,843	$514,633	$11,244	$13,745

	Retirement Plans		Retiree Health and Life Insurance Plans
	2022	2021	2022	2021
Change in Plan Assets
Fair value of plan assets at January 1	$417,105	$1,799,109	$13,942	$14,026
Actual return on plan assets	(119,714)	(46,148)	(532)	(84)
Company contributions	14,677	140,226	652	768
Plan participant contributions	50	14	—	—
Benefits paid	(22,268)	(66,641)	(1,224)	(768)
Impact of foreign exchange rates	(33,800)	(4,630)	—	—
Effect of settlements	(1,736)	(1,396,494)	—	—
Expenses paid	(1,189)	(8,331)	(88)	—
Fair value of plan assets at December 31	$253,125	$417,105	$12,750	$13,942
Funded Status of the Plans	$(99,718)	$(97,528)	$1,506	$197

F-28 FORM 10-K SONOCO 2022 ANNUAL REPORT

	Retirement Plans		Retiree Health and Life Insurance Plans
	2022	2021	2022	2021
Total Recognized Amounts in the Consolidated Balance Sheets
Noncurrent assets	$30,322	$70,221	$2,919	$1,758
Current liabilities	(9,478)	(10,375)	(1,049)	(1,055)
Noncurrent liabilities	(120,562)	(157,374)	(364)	(506)
Net (liability)/asset	$(99,718)	$(97,528)	$1,506	$197

Items not yet recognized as a component of net periodic benefit cost that are included in Accumulated Other Comprehensive Loss as of December 31, 2022 and 2021, are as follows:

	Retirement Plans		Retiree Health and Life Insurance Plans
	2022	2021	2022	2021
Net actuarial loss/(gain)	$109,558	$111,481	$(6,437)	$(6,357)
Prior service cost	6,053	6,288	—	—
	$115,611	$117,769	$(6,437)	$(6,357)
The amounts recognized in Other Comprehensive Loss/(Income) include the following:

	Retirement Plans			Retiree Health and Life Insurance Plans
	2022	2021	2020	2022	2021	2020
Adjustments arising during the period:
Net actuarial loss/(gain)	$4,839	$(63,684)	$12,452	$(761)	$(412)	$(468)
Prior service cost/(credit)	$678	$837	$1,229	$—	$—	$—
Net settlements/curtailments	$(522)	$(550,706)	$(886)	$—	$—	$—
Amortization recognized during the period:
Net actuarial (loss)/gain	$(6,240)	$(16,503)	$(28,833)	$681	$744	$834
Prior service (cost)/credit	$(913)	$(900)	$(1,006)	$—	$—	$279
Total recognized in other comprehensive loss/(income)	$(2,158)	$(630,956)	$(17,044)	$(80)	$332	$645
Total recognized in net periodic benefit cost and other comprehensive loss/(income)	$9,081	$(57,633)	$18,214	$(622)	$(285)	$(145)

The accumulated benefit obligation for all defined benefit plans was $347,608 and $504,944 at December 31, 2022 and 2021, respectively.
The projected benefit obligation (PBO), accumulated benefit obligation (ABO) and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were, $176,702, $171,705 and $48,277, respectively, as of December 31, 2022, and $228,127, $223,657 and $61,686, respectively, as of December 31, 2021.
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
Additional settlement charges totaling $479 and $11,984 were recognized in 2022 and 2021, respectively, primarily as a result of activity in our Canadian plans, including settlement charges in 2021 from the annuitization of the Trenton Union Plan in Ontario, Canada. This plan was terminated in June 2020 and the participants were fully annuitized in December 2021. Settlements in 2022 resulted from lump-sum payments to certain participants of the Company's other Canadian pension plans who elected a lump-sum distribution option upon retirement.

F-29 FORM 10-K SONOCO 2022 ANNUAL REPORT

Projected benefit payments
The following table sets forth the Company’s projected benefit payments for the next ten years:

Year	Retirement Plans	Retiree Health and Life Insurance Plans
2023	$21,712	$1,172
2024	$22,129	$1,167
2025	$23,259	$1,149
2026	$24,859	$1,130
2027	$24,359	$1,080
2028-2032	$119,072	$4,912
Assumptions
The following tables set forth the major actuarial assumptions used in determining the benefit obligation and net periodic benefit cost:

Weighted-average assumptions used to determine benefit obligations at December 31	U.S. Retirement Plans	U.S. Retiree Health and Life Insurance Plans	Foreign Plans
Discount Rate
2022	5.01%	4.92%	4.97%
2021	2.77%	2.48%	2.22%
Rate of Compensation Increase
2022	—%	2.99%	3.29%
2021	—%	3.01%	3.21%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31	U.S. Retirement Plans	U.S. Retiree Health and Life Insurance Plans	Foreign Plans
Discount Rate
2022	2.77%	2.48%	2.22%
2021	2.32%	2.04%	1.70%
2020	2.87%	2.89%	2.28%
Expected Long-term Rate of Return
2022	3.27%	3.18%	3.00%
2021	3.27%	2.01%	3.69%
2020	2.93%	2.93%	4.10%
Rate of Compensation Increase
2022	—%	3.01%	3.21%
2021	—%	3.03%	3.20%
2020	—%	3.04%	3.37%
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

Healthcare Cost Trend Rate	Pre-age 65	Post-age 65
2022	5.80%	6.50%
2021	6.91%	8.27%
Ultimate Trend Rate	Pre-age 65	Post-age 65
2022	4.50%	4.50%
2021	4.45%	4.40%
Year at which the Rate Reaches the Ultimate Trend Rate	Pre-age 65	Post-age 65
2022	2030	2030
2021	2030	2030

Based on amendments to the U.S. plan approved in 1999, which became effective in 2003, cost increases borne by the Company are limited to the Urban CPI, as defined.
F-30 FORM 10-K SONOCO 2022 ANNUAL REPORT

Retirement plan assets
The assets of the U.S., U.K., and Canadian defined benefit plans comprise approximately 92% of the total postretirement benefit plan assets. Therefore, the following disclosures relate only to the assets of these plans.
The following table sets forth the weighted-average asset allocations of the Company’s retirement plans at 2022 and 2021, by asset category.

Asset Category		U.S.	U.K.	Canada
Equity securities	2022	23.4%	22.6%	34.0%
	2021	23.5%	32.8%	33.6%
Debt securities	2022	72.9%	76.3%	66.0%
	2021	72.0%	66.6%	66.4%
Cash and short-term investments	2022	3.7%	1.1%	—%
	2021	4.5%	0.6%	—%
Total	2022	100.0%	100.0%	100.0%
	2021	100.0%	100.0%	100.0%
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
U.S. defined benefit plans
The Company has adopted investment guidelines for the Active Plan based on asset/liability studies. These guidelines established a dynamic derisking framework for gradually shifting the allocation of assets to long-duration domestic fixed income from equity and other asset categories, as the relative funding ratio of the plan increased over time. Beginning in 2019, the Company accelerated the derisking measures by reallocating plan assets to a more conservative mix of primarily fixed income investments. The current target allocation (midpoint) for the Active Plan investment portfolio is: Equity Securities - 20% and Debt Securities – 80%.
United Kingdom defined benefit plan
The equity investments consist of direct ownership and funds and are diversified among U.K. and international stocks of small and large capitalization. The current target allocation (midpoint) for the investment portfolio is: Equity Securities – 20% and Debt Securities – 80%.
Canada defined benefit plan
The equity investments consist of direct ownership and funds and are diversified among Canadian and international stocks of primarily large capitalizations and short to intermediate duration corporate and government bonds. The current target allocation (midpoint) for the investment portfolio is 28% Equity Securities and 72% Debt Securities.
Retiree health and life insurance plan assets
The following table sets forth the weighted-average asset allocations by asset category of the Company’s retiree health and life insurance plan.

Asset Category	2022	2021
Equity securities	—%	—%
Debt securities	100.0%	100.0%
Cash	—%	—%
Total	100.0%	100.0%

Contributions
Based on current actuarial estimates, the Company anticipates that contributions to its defined benefit plans will be approximately $15,000 in 2023. No assurances can be made about funding requirements beyond 2023, however, as they will depend largely on actual investment returns and future actuarial assumptions, legislative actions, and changes to the Company's benefit offerings.
Sonoco Retirement and Savings Plan
The Sonoco Retirement and Savings Plan is a defined contribution retirement plan provided for certain of the Company’s U.S. employees. Through December 31, 2021, the plan was comprised of both an elective and non-elective component.
The elective component of the plan, which is designed to meet the requirements of section 401(k) of the Internal Revenue Code, allows participants to set aside a portion of their wages and salaries for retirement and encourages saving by matching a portion of their contributions with contributions from the Company. The plan provides for participant contributions of 1% to 100% of gross pay. Effective December 31, 2021, the Company's 401(k) matching contribution was increased to 100% of the first 6% of pretax and/or Roth compensation contributed by the participant. Prior to this, the Company had matched 50% on the first 4% of such participant contributions. Participants are immediately fully vested in these matching contributions. The Company’s expenses related to the plan for 2022, 2021 and 2020 were approximately $38,900, $13,900 and $13,700, respectively.
The non-elective component of the plan, the Sonoco Retirement Contribution (SRC), was eliminated effective December 31, 2021 and the benefit replaced by the higher matching 401(k) matching contribution discussed above. The SRC was available to certain employees who were not active participants in the Company’s U.S. qualified defined benefit pension plan and provided for an annual Company contribution of 4% of all eligible pay plus 4% of eligible pay in excess of the Social Security wage base to eligible participant accounts. Participants were fully vested after
F-31 FORM 10-K SONOCO 2022 ANNUAL REPORT

three years of service or upon reaching age 55, if earlier. As a result of the termination, the Company recognized no SRC expense in 2022. Expenses related to the plan for 2021 and 2020 were approximately $22,914 and $23,505, respectively. Cash contributions to the SRC, which were made annually in March following the year in which they were earned, totaled $21,948, $22,665 and $22,503 in 2022, 2021 and 2020, respectively. No additional SRC contributions will be made in 2023 or beyond.
Other plans
The Company also provides retirement and postretirement benefits to certain other non-U.S. employees through various Company-sponsored and local government sponsored defined contribution arrangements. For the most part, the liabilities related to these arrangements are funded in the period they arise. The Company’s expenses for these plans were not material for all years presented.
14. Income taxes
The provision for taxes on income for the years ended December 31 consists of the following:

	2022	2021	2020
Pretax income
Domestic	$363,518	$(342,951)	$54,397
Foreign	207,764	181,969	201,195
Total pretax income	$571,282	$(160,982)	$255,592
Current
Federal	$55,016	$21,247	$10,868
State	15,997	15,212	4,608
Foreign	59,762	55,018	42,764
Total current	$130,775	$91,477	$58,240
Deferred
Federal	$(2,495)	$(120,243)	$432
State	(5,441)	(39,709)	512
Foreign	(4,330)	1,045	(6,154)
Total deferred	$(12,266)	$(158,907)	$(5,210)
Total taxes	$118,509	$(67,430)	$53,030
Deferred tax (liabilities)/assets are comprised of the following at December 31:

	2022	2021
Property, plant and equipment	$(104,162)	$(97,806)
Intangibles	(104,171)	(96,057)
Leases	(89,226)	(75,587)
Outside basis in Metal Packaging	(74,092)	—
Gross deferred tax liabilities	$(371,651)	$(269,450)
Retiree health benefits	$1,222	$2,935
Foreign loss carryforwards	79,460	76,462
U.S. Federal loss and credit carryforwards	36,529	34,700
Capital loss carryforwards	3,626	4,050
U.S. State loss and credit carryforwards	20,961	21,900
Capitalized research and development costs	45,826	22,875
Employee benefits	42,641	46,503
Leases	89,416	78,518
Accrued liabilities and other assets	56,601	30,835
Gross deferred tax assets	$376,282	$318,778
Valuation allowance on deferred tax assets	$(82,046)	$(93,992)
Total deferred taxes, net	$(77,415)	$(44,664)
The Company has total federal net operating loss carryforwards of approximately $64,646 remaining at December 31, 2022. These losses are limited based upon future taxable earnings of the Company and expire between 2031 and 2037. U.S. foreign tax credit carryforwards of approximately $22,873 exist at December 31, 2022 and expire in 2027. Foreign subsidiary loss carryforwards of approximately $321,473 remain at December 31, 2022. Their use is limited to future taxable earnings of the respective foreign subsidiaries or filing groups. Approximately $205,054 of these loss carryforwards do not have an expiration date. Of the remaining foreign subsidiary loss carryforwards, approximately $22,860 expire within the next five years and approximately $93,559 expire between 2028 and 2042. Foreign subsidiary capital loss carryforwards of approximately $14,493 exist at December 31, 2022 and do not have an expiration date. Their use is limited to future capital gains of the respective foreign subsidiaries.
Approximately $9,662 in tax value of state loss carryforwards and $16,871 of state credit carryforwards remain at December 31, 2022. These state loss and credit carryforwards are limited based upon future taxable earnings of the respective entities or filing group and expire between 2023 and 2042. State loss and credit carryforwards are reflected at their "tax" value, as opposed to the amount of expected gross deduction due to the vastly different apportionment and statutory tax rates applicable to the various entities and states in which the Company files.

F-32 FORM 10-K SONOCO 2022 ANNUAL REPORT

A reconciliation of the U.S. federal statutory tax rate to the actual provision for/(benefit from) income taxes is as follows:

	2022		2021		2020
Statutory tax rate	$119,945	21.0%	$(33,806)	21.0%	$53,674	21.0%
State income taxes, net of federal tax benefit	13,149	2.3%	(15,863)	9.9%	4,859	1.9%
Valuation allowance	(10,477)	(1.8)%	(33,576)	20.9%	1,589	0.6%
Tax examinations including change in reserve for uncertain tax positions	567	0.1%	5,665	(3.5)%	5,546	2.2%
Adjustments to prior year deferred taxes	(2,110)	(0.4)%	1,239	(0.8)%	(265)	(0.1)%
Foreign earnings taxed at other than U.S. rates	12,334	2.2%	9,659	(6.0)%	3,275	1.3%
Divestiture of business	—	—%	(808)	0.5%	(15,356)	(6.0)%
Effect of tax rate changes	(2,151)	(0.4)%	275	(0.2)%	(523)	(0.2)%
Foreign withholding taxes	4,670	0.8%	8,107	(5.0)%	2,157	0.8%
Tax credits	(14,077)	(2.5)%	(21,936)	13.6%	(13,529)	(5.3)%
Global intangible low-taxed income (GILTI)	2,851	0.5%	11,323	(7.0)%	15,795	6.2%
Foreign-derived intangible income	(657)	(0.1)%	(202)	0.1%	(1,238)	(0.5)%
Foreign currency gain/(loss) on distributions of previously taxed income	(1,280)	(0.2)%	3,365	(2.1)%	(344)	(0.1)%
Other, net	(4,255)	(0.7)%	(872)	0.5%	(2,610)	(1.0)%
Provision for/(Benefit from) income taxes	$118,509	20.7%	$(67,430)	41.9%	$53,030	20.8%

The total amount of the one-time transition tax on certain accumulated foreign earnings as part of the Tax Cuts and Jobs Act ("Tax Act") was $80,580. Under the provisions of the Tax Act, the transition tax is payable in installments over a period of 8 years. The Company has satisfied all installments through 2022 and further reduced the liability by amendment of its 2017 U.S. income tax return to reflect a decrease in the transition tax from the increased use of foreign tax credits. The resulting overpayment reduced the remaining installment payments by $44,929. The remaining obligation of $1,366 is included in "Accrued taxes" in the Company's Consolidated Balance Sheet at December 31, 2022.
The change in “Tax examinations including change in reserve for uncertain tax positions” is shown net of associated deferred taxes and accrued interest. Included in the change are net increases in reserves for uncertain tax positions of approximately $2,051, $2,330 and $1,866 for uncertain items arising in 2022, 2021 and 2020, respectively, combined with adjustments related to prior year items, primarily decreases related to lapses of statutes of limitations in international, federal and state jurisdictions as well as overall changes in facts and judgment. These adjustments changed the reserve by a total of approximately $(1,484), $3,743 and $(2,601) in 2022, 2021 and 2020, respectively.
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
Of the $14,077 of tax credits for 2022, $1,245 directly offset the $2,851 of GILTI tax, resulting in a net GILTI tax of $1,606. Of the remainder, $6,563 relates to research and development tax credits. The GILTI tax in 2021 of $11,323 was partially offset by GILTI tax credits of $7,872, resulting in a net GILTI tax of $3,451.
The benefits included in "Valuation allowance" include a $13,182 net recognized benefit associated with the release of valuation allowance on foreign tax credits due to an increase in the projected foreign source income in future years.
The Company maintains its assertion that its undistributed foreign earnings are indefinitely reinvested and, accordingly, has not recorded any deferred income tax liabilities that would be due if those earnings were repatriated. As of December 31, 2022, these undistributed earnings total $955,833. While the majority of these earnings have already been taxed in the U.S., a portion would be subject to foreign withholding and U.S. income taxes and credits if distributed. Computation of the deferred tax liability associated with unremitted earnings deemed to be indefinitely reinvested is not practicable at this time.
Reserve for uncertain tax positions
The following table sets forth the reconciliation of the gross amounts of unrecognized tax benefits at the beginning and ending of the periods indicated:

	2022	2021	2020
Gross Unrecognized Tax Benefits at January 1	$18,142	$11,230	$12,200
Increases in prior years’ unrecognized tax benefits	223	12,283	91
Decreases in prior years’ unrecognized tax benefits	(144)	(275)	(464)
Increases in current year's unrecognized tax benefits	1,807	1,088	1,569
Decreases in unrecognized tax benefits from the lapse of statutes of limitations	(1,174)	(6,170)	(1,866)
Settlements	(233)	(14)	(300)
Gross Unrecognized Tax Benefits at December 31	$18,621	$18,142	$11,230
Of the unrecognized tax benefit balances at December 31, 2022 and December 31, 2021, $17,821 and $17,425, respectively, would have an impact on the effective tax rate if ultimately recognized.
Interest and/or penalties related to income taxes are reported as part of income tax expense. The Company had $859 and $875 accrued for interest related to uncertain tax positions at December 31, 2022 and December 31, 2021, respectively. Tax expense for the year ended
F-33 FORM 10-K SONOCO 2022 ANNUAL REPORT

December 31, 2022, includes an interest benefit of $16, which is comprised of an interest benefit of $501 related to the adjustment of prior years' items and interest expense of $485 on unrecognized tax benefits. The amounts listed above for accrued interest and interest expense do not reflect the benefit of a federal tax deduction which would be available if the interest were ultimately paid.
The Company and/or its subsidiaries file federal, state and local income tax returns in the United States and various foreign jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before 2016.
The Company believes that it is reasonably possible that the amount reserved for uncertain tax positions at December 31, 2022 will increase by $470 over the next twelve months. This change includes the anticipated increase in reserves related to existing positions offset by settlements of issues currently under examination and the release of existing reserves due to the expiration of the statute of limitations. Although the Company's estimate for the potential outcome for any uncertain tax issue is highly judgmental, management believes that any reasonably foreseeable outcomes related to these matters have been adequately provided for. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which earnings or deductions are realized may differ from current estimates. As a result, the effective tax rate may fluctuate significantly on a quarterly basis. The Company has operations in many countries outside of the United States and the taxes paid on those earnings are subject to varying rates. The Company is not dependent upon the favorable benefit of any one jurisdiction to an extent that loss of those benefits would have a material effect on the Company's overall effective tax rate.
15. Revenue Recognition
The following tables set forth information about revenue disaggregated by primary geographic regions for the years ended December 31, 2022, 2021 and 2020. The tables also include a reconciliation of disaggregated revenue with reportable segments. The Company's reportable segments are aligned by product nature as disclosed in Note 18.

Year Ended December 31, 2022	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary geographical markets:
United States	$2,960,098	$1,611,390	$660,604	$5,232,092
Europe	442,743	434,076	84,878	961,697
Canada	117,671	109,997	—	227,668
Asia Pacific	97,182	275,395	1,157	373,734
Other	150,262	253,705	51,394	455,361
Total	$3,767,956	$2,684,563	$798,033	$7,250,552

Year Ended December 31, 2021	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary geographical markets:
United States	$1,607,810	$1,421,684	$620,596	$3,650,090
Europe	444,734	408,093	88,828	941,655
Canada	117,492	94,780	—	212,272
Asia Pacific	82,882	316,841	1,280	401,003
Other	115,429	222,914	47,075	385,418
Total	$2,368,347	$2,464,312	$757,779	$5,590,438

Year Ended December 31, 2020	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary geographical markets:
United States	$1,581,639	$1,177,903	$651,721	$3,411,263
Europe	394,473	328,410	332,947	1,055,830
Canada	96,457	84,968	—	181,425
Asia Pacific	74,823	241,163	684	316,670
Other	82,467	159,030	30,758	272,255
Total	$2,229,859	$1,991,474	$1,016,110	$5,237,443

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
F-34 FORM 10-K SONOCO 2022 ANNUAL REPORT

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

	December 31, 2022	December 31, 2021
Contract Assets	$56,008	$51,106
Contract Liabilities	(22,423)	(18,993)

Significant changes in the contract assets and liabilities balances during the twelve months ended December 31, 2022 and 2021 were as follows:

	December 31, 2022		December 31, 2021
	Contract Asset	Contract Liability	Contract Asset	Contract Liability
Beginning balance	$51,106	$(18,993)	$48,390	$(16,687)
Acquired as part of a business acquisition	8,107	(5,418)	—	—
Revenue deferred or rebates accrued	—	(57,510)	—	(36,527)
Recognized as revenue	—	18,201	—	7,238
Rebates paid to customers	—	41,297	—	26,983
Increases due to rights to consideration for customer specific goods produced, but not billed during the period	56,008	—	51,106	—
Transferred to receivables from contract assets recognized at the beginning of the period and acquired as part of business acquisition	(59,213)	—	(48,390)	—
Ending balance	$56,008	$(22,423)	$51,106	$(18,993)

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
Spartanburg
In connection with its acquisition of Tegrant in November 2011, the Company identified potential environmental contamination at a site in Spartanburg, South Carolina. Since the acquisition, the Company has spent a total of $1,975 on remediation of the Spartanburg site. At December 31, 2022 and 2021, the Company's accrual for environmental contingencies related to the Spartanburg site totaled $5,425 and $5,555, respectively.
The Company cannot currently estimate its potential liability, damages or range of potential loss, if any, beyond the amounts accrued with respect to this exposure. However, the Company does not believe that the resolution of this matter has a reasonable possibility of having a material adverse effect on the Company's financial statements.
Other environmental matters
The Company has been named as a potentially responsible party at several other environmentally contaminated sites. All of the sites are also the responsibility of other parties. The potential remediation liabilities are shared with such other parties, and, in most cases, the Company’s share, if any, cannot be reasonably estimated at the current time. However, the Company does not believe that the resolution of these matters has a reasonable possibility of having a material adverse effect on the Company's financial statements. At December 31, 2022 and 2021, the Company's accrual for these other sites totaled $1,840 and $1,825, respectively.
Summary
As of December 31, 2022 and 2021, the Company (and its subsidiaries) had accrued $7,265 and $7,380, respectively, related to environmental contingencies. These accruals are included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets.
Commitments
As of December 31, 2022, the Company had long-term obligations to purchase electricity and steam, which it uses in its production processes, as well as long-term purchase commitments for certain raw materials, principally old corrugated containers. These purchase commitments require the Company to make total payments of approximately $217,920, as follows: $125,411 in 2023; $50,172 in 2024; $41,068 in 2025; $1,269 in 2026, and a total of $0 from 2027 through 2031.
F-35 FORM 10-K SONOCO 2022 ANNUAL REPORT

17. Shareholders’ equity and earnings per share
Share repurchases
On April 20, 2021, the Company's Board of Directors (the "Board") authorized the repurchase of the Company's common stock in an aggregate amount of up to $350,000. Following several transactions in 2021, a total of $137,972 remained available for share repurchases under this authorization as of December 31, 2021 and December 31, 2022. No shares were purchased under this authorization during 2022.
On May 6, 2021, the Company repurchased approximately 53,500 shares for $3,615 from a private stockholder based upon the average closing stock price on that day.
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
The costs of these share repurchases were allocated to "Capital in excess of stated value" on the Company's Consolidated Balance Sheet as of the fiscal period ended December 31, 2021.
The Company occasionally repurchases shares of its common stock to satisfy employee tax withholding obligations in association with the exercise of stock appreciation rights, restricted stock units, and performance contingent stock units. These repurchases, which are not part of a publicly announced plan or program, totaled 79,347 shares during 2022, 99,824 shares during 2021, and 148,680 shares during 2020, at a cost of $4,547, $6,057 and $8,483, respectively.

Earnings per share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	2022	2021	2020
Numerator:
Net income/(loss) attributable to Sonoco	$466,437	$(85,477)	$207,463

Denominator:
Weighted average common shares outstanding	97,991	99,608	100,939
Dilutive effect of stock-based compensation	741	—	270
Diluted outstanding shares	98,732	99,608	101,209
Per common share:
Income/(Loss) available to common shareholders:
Basic	$4.76	$(.86)	$2.06
Diluted	$4.72	$(.86)	$2.05
Cash dividends	$1.92	$1.80	$1.72
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

The average number of shares that were not dilutive and therefore not included in the computation of diluted income/ (loss) per share was as follows for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Anti-dilutive stock appreciation rights	373	202	772
These stock appreciation rights may become dilutive in future periods if the market price of the Company’s common stock appreciates.
Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. Such securities have an anti-dilutive impact in those periods in which a loss is reported. Diluted net loss per share of common stock for the year ended December 31, 2021 is the same as basic net loss per share because
F-36 FORM 10-K SONOCO 2022 ANNUAL REPORT

otherwise dilutive securities are excluded from the computation of diluted net loss per share. The number of potentially dilutive securities excluded from the computation of diluted net loss per share during the year ended December 31, 2021 was 470.
Noncontrolling interests
In April 2015, the Company acquired a 67% controlling interest in Graffo Paranaense de Embalagens S/A (“Graffo”). Prior to March 31, 2022, the Company consolidated 100% of Graffo, with the partner's 33% share included in “Noncontrolling Interests” within the equity section of the balance sheet. On March 31, 2022, the Company paid $14,474 in cash to acquire the remaining 33% ownership interest from the three noncontrolling partners, which resulted in a $6,116 reduction in noncontrolling interest, a $7,080 charge to capital in excess of stated value, and a $1,278 reduction to accrued expenses and other on the Company's Consolidated Balance Sheet.
18. Segment reporting
The Company's operating and reporting structure consists of two reportable segments, Consumer Packaging and Industrial Paper Packaging, with all remaining businesses reported as All Other.
The products produced and sold within the Consumer Packaging segment are generally used to package a variety of consumer products and consist primarily of round and shaped rigid paper, steel and plastic containers; metal and peelable membrane ends, closures, and components; thermoformed plastic trays; and high-barrier flexible packaging.
The primary products produced and sold within the Industrial Paper Packaging segment include paperboard tubes, cones, and cores; paper-based protective packaging; and uncoated recycled paperboard.
The primary products produced within the All Other group of businesses consist of a variety of packaging materials, including plastic, paper, foam, and various other specialty materials. Prior to the divestiture of the Company's global display and packaging business in two separate transactions, the European contract packaging business on November 30, 2020 and the U.S. display and packaging business on April 4, 2021, these businesses, which included point-of-purchase displays, fulfillment operations, and contract packaging, were reported in All Other.
Restructuring charges, asset impairment charges, gains or losses from the divestiture of businesses, insurance settlement gains, acquisition/divestiture-related costs, non-operating pension costs, changes in LIFO inventory reserves, amortization of acquired intangibles, interest expense and interest income, and other non-operational income and expenses are included in "Income/(Loss) Before Income Taxes" under "Corporate".

F-37 FORM 10-K SONOCO 2022 ANNUAL REPORT

The following table sets forth financial information about each of the Company's business segments and All Other group of businesses. Effective January 1, 2022, the Company changed its measure of segment operating profit to exclude amortization of acquisition intangibles. Accordingly, the segment financial information reported in 2021 and 2020 under "Income/(Loss) Before Income Taxes" and "Depreciation, Depletion and Amortization" have been revised to conform with the current presentation.

	Years ended December 31
	Consumer Packaging	Industrial Paper Packaging	All Other	Corporate	Consolidated
Total Revenue
2022	3,774,957	2,818,778	808,069	—	$7,401,804
2021	2,373,583	2,578,379	768,476	—	5,720,438
2020	2,234,292	2,090,731	1,024,060	—	5,349,083
Intersegment Sales[1]
2022	7,001	134,215	10,036	—	$151,252
2021	5,236	114,067	10,697	—	130,000
2020	4,433	99,257	7,950	—	111,640
Sales to Unaffiliated Customers
2022	3,767,956	2,684,563	798,033	—	$7,250,552
2021	2,368,347	2,464,312	757,779	—	5,590,438
2020	2,229,859	1,991,474	1,016,110	—	5,237,443
Income/(Loss) Before Income Taxes[2]
2022	526,028	327,859	65,978	(348,583)	$571,282
2021	274,926	226,798	63,060	(725,766)	(160,982)
2020	304,437	184,495	90,956	(324,296)	255,592
Identifiable Assets[3]
2022	3,825,675	2,079,326	871,800	276,139	$7,052,940
2021	1,956,688	1,971,293	886,647	258,607	5,073,235
2020	1,926,294	1,805,388	1,018,091	527,486	5,277,259
Depreciation, Depletion and Amortization[4]
2022	111,599	91,944	24,854	80,427	$308,824
2021	78,802	91,141	25,822	49,419	245,184
2020	84,509	91,388	32,494	52,899	261,290
Capital Expenditures
2022	127,478	145,021	21,177	35,093	$328,769
2021	60,532	150,225	22,780	22,482	256,019
2020	59,040	87,549	24,701	22,837	194,127

[1]	Intersegment sales are recorded at a market-related transfer price.

[2]	Included in Corporate above are restructuring charges, asset impairment charges, gains or losses from the divestiture of businesses, insurance settlement gains, acquisition/divestiture-related costs, amortization of acquired intangibles, and other non-operational income and expenses associated with the following segments:

	Consumer Packaging	Industrial Paper Packaging	All Other	Corporate	Total
2022	$(138,343)	$(40,805)	$(18,800)	$(150,635)	$(348,583)
2021	(25,983)	(2,570)	(23,312)	(673,900)	(725,765)
2020	(126,149)	(41,127)	(47,074)	(109,946)	(324,296)

The remaining amounts reported as Corporate consist of interest expense, interest income, non-operating pension costs, acquisition/divestiture-related costs, and other non-operational income and expenses not associated with a particular segment.
[3]	Identifiable assets are those assets used by each segment in its operations. Corporate assets consist primarily of cash and cash equivalents, investments in affiliates, headquarters facilities, deferred income taxes and prepaid expenses.
[4]	Depreciation and depletion incurred at Corporate are allocated to the reportable segments.
F-38 FORM 10-K SONOCO 2022 ANNUAL REPORT

Geographic regions
Sales to unaffiliated customers and long-lived assets by geographic region are as follows:

	2022	2021	2020
Sales to Unaffiliated Customers
United States	$5,232,092	$3,650,090	$3,411,263
Europe	961,697	941,655	1,055,830
Canada	227,668	212,272	181,425
Asia Pacific	373,734	401,003	316,670
Other	455,361	385,418	272,255
Total	$7,250,552	$5,590,438	$5,237,443
Long-lived Assets
United States	$3,240,011	$2,078,342	$2,016,185
Europe	607,996	545,211	673,725
Canada	96,210	104,913	102,932
Asia Pacific	157,030	157,084	163,393
Other	85,233	68,949	51,001
Total	$4,186,480	$2,954,499	$3,007,236
Sales are attributed to countries/regions based upon the plant location from which products are shipped. Long-lived assets are comprised of investments in affiliates, property, plant and equipment, and goodwill and other intangible assets (see Notes 1, 6 and 8).
19. Accumulated other comprehensive loss
The following table summarizes the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss, net of tax as applicable, for the years ended December 31, 2022 and 2021:

	Foreign Currency Items	Defined Benefit Pension Items	Gains and Losses on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at December 31, 2020	$(194,024)	$(562,747)	$(71)	$(756,842)
Other comprehensive (loss)/income before reclassifications	(75,052)	49,145	7,589	(18,318)
Amounts reclassified from accumulated other comprehensive loss to net loss	—	422,205	(6,258)	415,947
Amounts reclassified from accumulated other comprehensive loss to fixed assets	—	—	(212)	(212)
Other comprehensive income/(loss)	(75,052)	471,350	1,119	397,417
Balance at December 31, 2021	$(269,076)	$(91,397)	$1,048	$(359,425)
Other comprehensive (loss)/income before reclassifications	(72,987)	(3,471)	3,244	(73,214)
Amounts reclassified from accumulated other comprehensive loss to net income	3,747	3,895	(5,593)	2,049
Amounts reclassified from accumulated other comprehensive loss to fixed assets	—	—	507	507
Other comprehensive (loss)/income	(69,240)	424	(1,842)	(70,658)
Balance at December 31, 2022	$(338,316)	$(90,973)	$(794)	$(430,083)

F-39 FORM 10-K SONOCO 2022 ANNUAL REPORT

The following table summarizes the amounts reclassified from accumulated other comprehensive loss and the affected line items in the consolidated statements of net income for the years ended December 31, 2022 and 2021:

Amount Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	Year Ended December 31, 2022	Year Ended December 31, 2021	Affected Line Item in the Consolidated Statements of Net Income
Foreign currency items
Loss on Russia restructuring (see Note 4)	$(3,747)	$—	Restructuring/Asset impairment charges
	(3,747)	—	Net income/(loss)

Defined benefit pension items (see Note 13)
Effect of settlement loss	(479)	(550,706)	Non-operating pension cost
Effect of curtailment loss	(43)	—	Non-operating pension cost
Amortization of defined benefit pension items	(6,472)	(16,659)	Non-operating pension cost
	(6,994)	(567,365)	Income/(loss) before income taxes
	3,099	145,160	Provision for/(Benefit from) income taxes
	(3,895)	(422,205)	Net income/ (loss)

Gains and losses on cash flow hedges (see Note 10)
Foreign exchange contracts	3,460	3,212	Net Sales
Foreign exchange contracts	(2,852)	(2,544)	Cost of sales
Commodity contracts	6,948	7,794	Cost of sales
	7,556	8,462	Income/(loss) before income taxes
	(1,963)	(2,204)	Provision for/(Benefit from) income taxes
	5,593	6,258	Net income/ (loss)
Amounts reclassified to net income/(loss) from accumulated other comprehensive loss	$(2,049)	$(415,947)	Net income/ (loss)

The following table summarizes the tax (expense) benefit amounts for the other comprehensive loss components for the years ended December 31, 2022 and 2021:

	For the year ended December 31, 2022			For the year ended December 31, 2021
	Before Tax Amount	Tax	After Tax Amount	Before Tax Amount	Tax	After Tax Amount
Foreign currency items:
Other comprehensive loss before reclassifications	$(72,987)	$—	$(72,987)	$(75,052)	$—	$(75,052)
Amounts reclassified from accumulated other comprehensive loss to net income/(loss)	3,747	—	3,747	—	—	—
Net other comprehensive loss from foreign currency items	(69,240)	—	(69,240)	(75,052)	—	(75,052)
Defined benefit pension items:
Other comprehensive (loss)/ income before reclassifications	(3,365)	(106)	(3,471)	63,559	(14,414)	49,145
Amounts reclassified from accumulated other comprehensive loss to net income/(loss)(a)	6,994	(3,099)	3,895	567,365	(145,160)	422,205
Net other comprehensive income/(loss) from defined benefit pension items(b)	3,629	(3,205)	424	630,924	(159,574)	471,350
Cash flow hedges:
Other comprehensive income/(loss) before reclassifications	4,312	(1,068)	3,244	10,249	(2,660)	7,589
Amounts reclassified from accumulated other comprehensive loss to net income/(loss)	(7,556)	1,963	(5,593)	(8,462)	2,204	(6,258)
Amounts reclassified from accumulated other comprehensive loss to fixed assets	805	(298)	507	(289)	77	(212)
Net other comprehensive (loss)/income from cash flow hedges	(2,439)	597	(1,842)	1,498	(379)	1,119
Other comprehensive (loss)/income	$(68,050)	$(2,608)	$(70,658)	$557,370	$(159,953)	$397,417

(a) See Note 13 for more information.
(b) The net other comprehensive income/(loss) from defined benefit pension items includes pretax changes of $1,391 and $(32) during the years ended December 31, 2022 and 2021, related to one of the Company’s equity method investments.

F-40 FORM 10-K SONOCO 2022 ANNUAL REPORT

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), conducted an evaluation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information disclosed in the reports that we file or submit is recorded, processed, summarized and reported within the relevant time periods specified in SEC rules and forms. For this purpose, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information that is required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and CFO concluded that such controls and procedures, as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K, were effective at a reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, the end of the period covered by this report based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").
Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2022. In conducting management's evaluation as described above, Sonoco Metal Packaging, LLC ("Metal Packaging"), a wholly owned subsidiary acquired in a business combination on January 26, 2022, and S.P. Holding, Skjern A/S (“Skjern”), a wholly owned subsidiary based in Skjern, Denmark and acquired on November 15, 2022, were excluded. The operations of Metal Packaging and Skjern represent approximately 14.3% of the Company's consolidated revenues and approximately 14.7% of total assets as of December 31, 2022 in the aggregate.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2022 as stated in their report, which appears at the beginning of Item 8 of this Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting occurring during the three-month period ended December 31, 2022, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
35 FORM 10-K SONOCO 2022 ANNUAL REPORT

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The information set forth in the Company’s definitive Proxy Statement for the annual meeting of shareholders to be held on April 19, 2023, to be filed with the SEC within 120 days after December 31, 2022 (the "Proxy Statement"), under the captions “Proposal 1: Election of Directors,” and “Delinquent Section 16(a) Reports,” is incorporated herein by reference. Information about executive officers of the Company is set forth in Item 1 of this Annual Report on Form 10-K under the caption “Information About our Executive Officers.”
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
Audit Committee Members – The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The audit committee is comprised of the following members: Theresa J. Drew, Chairperson; Thomas E. Whiddon; Blythe J. McGarvie; Richard G. Kyle; and Steven L. Boyd.
Audit Committee Financial Expert – The Company’s Board of Directors has determined that the Company has at least two “audit committee financial experts,” as that term is defined by Item 407(d)(5) of Regulation S-K promulgated by the Securities and Exchange Commission, serving on its audit committee. Theresa J. Drew and Thomas E. Whiddon meet the terms of the definition and are independent based on the criteria in the New York Stock Exchange Listing Standards. Pursuant to the terms of Item 407(d)(5) of Regulation S-K, a person who is determined to be an “audit committee financial expert” will not be deemed an expert for any purpose as a result of being designated or identified as an “audit committee financial expert” pursuant to Item 407, and such designation or identification does not impose on such person any duties, obligations or liability that are greater than the duties, obligations and liability imposed on such person as a member of the audit committee and Board of Directors in the absence of such designation or identification. Further, the designation or identification of a person as an “audit committee financial expert” pursuant to Item 407 does not affect the duties, obligations or liability of any other member of the audit committee or Board of Directors.
The Company’s Corporate Governance Guidelines, Audit Committee Charter, Corporate Governance and Nominating Committee Charter, and Executive Compensation Committee Charter are available through the Company’s website. This information is available in print to any shareholder who requests it.
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

Equity Compensation Plan Information
The following table sets forth aggregated information about all of the Company’s compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance as of December 31, 2022:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))[1] (c)
Equity compensation plans approved by security holders	2,489,307	$54.98	6,998,566
Equity compensation plans not approved by security holders	—	—	—
Total	2,489,307	$54.98	6,998,566

[1]	The Sonoco Products Company 2019 Omnibus Incentive Plan (the "2019 Plan") was adopted at the Company’s 2019 Annual Meeting of Shareholders. The maximum number of shares of common stock that may be issued under this plan was set at 12,000,000 shares. At December 31, 2022, a total of 6,998,566 shares remain available for future grant under the 2019 Plan.
The weighted-average exercise price of $54.98 relates to stock appreciation rights, which account for 764,806 of the 2,489,307 securities issuable upon exercise. The remaining 1,724,501 securities relate to deferred compensation stock units, performance-contingent restricted stock units and restricted stock unit awards that have no exercise price requirement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information set forth in the Proxy Statement under the captions “Related Party Transactions” and “Corporate Governance – Director Independence Policies” is incorporated herein by reference. Each current member of the Audit, Corporate Governance, and Nominating and Executive Compensation Committees is independent as defined in the listing standards of the New York Stock Exchange.

36 FORM 10-K SONOCO 2022 ANNUAL REPORT

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
		– Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
		– Consolidated Balance Sheets as of December 31, 2022 and 2021
		– Consolidated Statements of Income for the years ended December 31, 2022, 2021, and 2020
		– Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021, and 2020
		– Consolidated Statements of Changes in Total Equity for the years ended December 31, 2022, 2021, and 2020
		– Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020
		– Notes to Consolidated Financial Statements
	2	Financial Statement Schedules
		Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2022, 2021, and 2020

Column A	Column B	Column C - Additions				Column D		Column E
Description	Balance at Beginning of Year	Charged to Costs and Expenses		Charged to Other		Deductions		Balance at End of Year
2022
Allowance for Doubtful Accounts	$19,651	$(327)		$(108)	1	$2,337	2	$16,879
LIFO Reserve	22,900	28,442	3	—		—		51,342
Valuation Allowance on Deferred Tax Assets	93,992	(10,582)		(1,440)	4	(76)	5	82,046
2021
Allowance for Doubtful Accounts	$20,920	$(824)		$(18)	1	$427	2	$19,651
LIFO Reserve	20,317	2,583	3	—		—		22,900
Valuation Allowance on Deferred Tax Assets	128,435	(33,532)		(866)	4	45	5	93,992
2020
Allowance for Doubtful Accounts	$14,382	$8,067		$54	1	$1,583	2	$20,920
LIFO Reserve	20,203	114	3	—		—		20,317
Valuation Allowance on Deferred Tax Assets	105,347	22,816		2,447	4	2,175	5	128,435

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

Item 16. Form 10-K Summary
None.

37 FORM 10-K SONOCO 2022 ANNUAL REPORT

Exhibit Index

3-1	Restated Articles of Incorporation, as amended April 21, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K filed April 22, 2022)
3-2	By-Laws of Sonoco Products Company, as amended July 20, 2022 (incorporated by reference to Exhibit 3.2 to the Registrant's Form 8-K, filed July 26, 2022)
4-1	Description of Securities of the Registrant (incorporated by reference to the description in the Registrant's Form 8-A, Amendment 4, filed June 15, 2020)
4-2	Indenture, dated as of June 15, 1991, between Registrant and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-4 (File Number 333-119863))
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

10-1**	Sonoco Retirement and Savings Plan, amended and restated as of January 1, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-K, filed February 28, 2022)
10-2**	Sonoco Products Company 2008 Long-term Incentive Plan (incorporated by reference to Exhibit 1 to the Company’s Proxy Statement for the Annual Meeting of Shareholders on April 16, 2008)
10-3**	Sonoco Products Company 2012 Long-term Incentive Plan (incorporated by reference to Exhibit 1 to the Company’s Proxy Statement for the Annual Meeting of Shareholders on April 18, 2012)
10-4**	Sonoco Products Company 2014 Long-term Incentive Plan (incorporated by reference to Exhibit 1 to the Company’s Proxy Statement for the Annual Meeting of Shareholders on April 16, 2014)
10-5**
Deferred Compensation Plan for Key Employees of Sonoco Products Company (a.k.a. Deferred Compensation Plan for Corporate Officers of Sonoco Products Company), as amended (incorporated by reference to Exhibit 10-1 to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-6**
Deferred Compensation Plan for Outside Directors of Sonoco Products Company, as amended (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-7**
Sonoco Products Company Amended and Restated Trust Agreement for Executives, as of October 15, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-8**
Sonoco Products Company Amended and Restated Directors Deferral Trust Agreement, as of October 15, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-9**
Omnibus Benefit Restoration Plan of Sonoco Products Company, amended and restated as of January 1, 2022 (incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-K, filed February 28, 2022)

10-10**
Form of Executive Bonus Life Agreement between the Company and certain executive officers (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 26, 2004)

10-11**
Description of Stock Appreciation Rights, Restricted Stock Units and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 8, 2017 (incorporated by reference to Registrant’s Form 8-K filed February 14, 2017)

10-12**
Description of Stock Appreciation Rights, Restricted Stock Units and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 14, 2018 (incorporated by reference to Registrant's Form 8-K filed February 20, 2018)

10-13**
Description of Stock Appreciation Rights, Restricted Stock Units and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 13, 2019 (incorporated by reference to Registrant's Form 8-K filed February 19, 2019)

10-14**
Description of Restricted Stock Units and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 11, 2020 (incorporated by reference to the Registrant's Form 8-K filed February 18, 2020)

10-15**
Description of Restricted Stock Units and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 5, 2021 (incorporated by reference to the Registrant's Form 8-K filed February 11, 2021)

10-16**
Description of Restricted Stock Units and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 8, 2022 (incorporated by reference to the Registrant's Form 8-K filed February 11, 2022)

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

10-19*
Credit Agreement, dated as of January 21, 2022, among the Company, as Borrower, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed January 26, 2022)

10-20**	Sonoco Products Company Change-In-Control Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed February 11, 2022)
10-21**	Sonoco Products Company Executive Officer Severance Plan
10-22**
Separation Agreement dated June 13, 2022, by and between Julie C. Albrecht and Sonoco Products Company (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended July 3, 2022)

10-23*
Credit Agreement, dated as of December 2, 2022, among the Company, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed December 7, 2022)

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

SIGNATURES
 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of February 2023.

SONOCO PRODUCTS COMPANY

/s/ R. Howard Coker
R. Howard Coker
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 28th day of February 2023.

/s/ Robert R. Dillard	/s/ Aditya Gandhi
Robert R. Dillard	Aditya Gandhi
Chief Financial Officer	Vice President and Chief Accounting Officer
(principal financial officer)	(principal accounting officer)

/s/ J.R. Haley	/s/ R. H. Coker
J.R. Haley/Director (Chairman)	R. H. Coker/President, Chief Executive Officer and Director

/s/ S.L. Boyd	/s/ P.L. Davies
S.L. Boyd/Director	P.L. Davies/Director

/s/ T.J. Drew	/s/ P. Guillemot
T.J. Drew/Director	P. Guillemot/Director

/s/ R.R. Hill, Jr.	/s/ E. Istavridis
R.R. Hill, Jr./Lead Independent Director	E. Istavridis/Director

/s/ R.G. Kyle	/s/ B.J. McGarvie
R.G. Kyle/Director	B.J. McGarvie/Director

/s/ T.E. Whiddon
T.E. Whiddon/Director