Form 10-Q
period 2023-04-02
SONOCO PRODUCTS CO
filed 2023-05-03
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant's no par value common stock as of April 21, 2023 was 97,955,689.

SONOCO PRODUCTS COMPANY

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars and shares in thousands)

	April 2, 2023	December 31, 2022*
Assets
Current Assets
Cash and cash equivalents	$209,651	$227,438
Trade accounts receivable, net of allowances	903,424	862,712
Other receivables	89,554	99,492
Inventories, net:
Finished and in process	472,641	453,981
Materials and supplies	610,364	641,577
Prepaid expenses	76,693	76,054
	2,362,327	2,361,254
Property, Plant and Equipment, Net	1,717,615	1,710,399
Goodwill	1,679,547	1,675,311
Other Intangible Assets, Net	717,784	741,598
Deferred Income Taxes	47,867	29,878
Right of Use Asset-Operating Leases	289,017	296,781
Other Assets	247,277	237,719
Total Assets	$7,061,434	$7,052,940
Liabilities and Equity
Current Liabilities
Payable to suppliers	$746,118	$818,885
Accrued expenses and other	382,560	405,671
Notes payable and current portion of long-term debt	447,601	502,440
Accrued taxes	33,211	16,905
	1,609,490	1,743,901
Long-term Debt, Net of Current Portion	2,717,891	2,719,783
Noncurrent Operating Lease Liabilities	243,714	250,994
Pension and Other Postretirement Benefits	118,163	120,084
Deferred Income Taxes	127,674	107,293
Other Liabilities	38,937	38,088
Commitments and Contingencies

Sonoco Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares 97,955 and 97,645 shares issued and outstanding at April 2, 2023 and December 31, 2022, respectively	7,175	7,175
Capital in excess of stated value	138,008	140,539
Accumulated other comprehensive loss	(395,084)	(430,083)
Retained earnings	2,448,299	2,348,183
Total Sonoco Shareholders’ Equity	2,198,398	2,065,814
Noncontrolling Interests	7,167	6,983
Total Equity	2,205,565	2,072,797
Total Liabilities and Equity	$7,061,434	$7,052,940

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (the “United States” or “U.S.”).
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended
	April 2, 2023	April 3, 2022
Net sales	$1,729,783	$1,770,982
Cost of sales	1,355,355	1,399,417
Gross profit	374,428	371,565
Selling, general and administrative expenses	187,976	190,362
Restructuring/Asset impairment charges	28,814	12,142
Gain on divestiture of business and other assets	72,010	—
Operating profit	229,648	169,061
Non-operating pension costs	3,658	1,324
Interest expense	34,232	20,581
Interest income	1,562	1,516
Income before income taxes	193,320	148,672
Provision for income taxes	46,912	35,289
Income before equity in earnings of affiliates	146,408	113,383
Equity in earnings of affiliates, net of tax	1,856	2,224
Net income	148,264	115,607
Net loss/(income) attributable to noncontrolling interests	55	(274)
Net income attributable to Sonoco	$148,319	$115,333

Weighted average common shares outstanding:
Basic	98,167	97,924
Diluted	98,615	98,554
Per common share:
Net income attributable to Sonoco:
Basic	$1.51	$1.18
Diluted	$1.50	$1.17

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (unaudited)
(Dollars in thousands)

	Three Months Ended
	April 2, 2023	April 3, 2022
Net income	$148,264	$115,607
Other comprehensive income:
Foreign currency translation adjustments	31,808	706
Changes in defined benefit plans, net of tax	916	191
Changes in derivative financial instruments, net of tax	2,514	2,550
Other comprehensive income	$35,238	$3,447
Comprehensive income:	183,502	119,054
Less: Net loss/(income) attributable to noncontrolling interests	55	(274)
Less: Other comprehensive income attributable to noncontrolling interests	(239)	(891)
Comprehensive income attributable to Sonoco	$183,318	$117,889

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN TOTAL EQUITY (unaudited)
(Dollars and shares in thousands)

	Total Equity	Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests
		Outstanding	Amount
December 31, 2021	$1,849,541	97,370	$7,175	$119,690	$(359,425)	$2,070,005	$12,096
Net income	115,607					115,333	274
Other comprehensive income/(loss):
Translation gain/(loss)	706				(185)		891
Defined benefit plan adjustment, net of tax	191				191
Derivative financial instruments, net of tax	2,550				2,550
Other comprehensive loss	$3,447				$2,556		$891
Dividends	(44,124)					(44,124)
Issuance of stock awards	377	182		377
Shares repurchased	(3,410)	(60)		(3,410)
Share-based compensation	10,689			10,689
Purchase of noncontrolling interest	(13,196)			(7,080)			(6,116)
April 3, 2022	$1,918,931	97,492	$7,175	$120,266	$(356,869)	$2,141,214	$7,145

	Total Equity	Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests
		Outstanding	Amount
December 31, 2022	$2,072,797	97,645	$7,175	$140,539	$(430,083)	$2,348,183	$6,983
Net income/(loss)	148,264					148,319	(55)
Other comprehensive income:
Translation gain	31,808				31,569		239
Defined benefit plan adjustment, net of tax	916				916
Derivative financial instruments, net of tax	2,514				2,514
Other comprehensive income	$35,238				$34,999		$239
Dividends	(48,203)					(48,203)
Issuance of stock awards	472	485		472
Shares repurchased	(10,576)	(175)		(10,576)
Share-based compensation	7,573			7,573
April 2, 2023	$2,205,565	97,955	$7,175	$138,008	$(395,084)	$2,448,299	$7,167

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Three Months Ended
	April 2, 2023	April 3, 2022
Cash Flows from Operating Activities:
Net income	$148,264	$115,607
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments	18,616	5,511
Depreciation, depletion and amortization	82,137	73,315
Share-based compensation expense	7,573	10,689
Equity in earnings of affiliates, net	(1,856)	(2,224)
Cash dividends from affiliated companies	1,875	350
Net (gain)/loss on disposition of assets	(60,615)	190
Net gain on divestiture of business	(11,065)	—
Pension and postretirement plan expense	4,408	2,232
Pension and postretirement plan contributions	(4,931)	(28,095)
Increase in net deferred tax liabilities	1,588	4,613
Change in assets and liabilities, net of effects from acquisitions and foreign currency adjustments:
Trade accounts receivable	(33,485)	(129,670)
Inventories	13,549	(116,169)
Payable to suppliers	(71,553)	60,356
Prepaid expenses	350	(6,954)
Income taxes payable and other income tax items	22,030	13,786
Accrued expenses and other assets and liabilities	(18,883)	(2,477)
Net cash provided by operating activities	98,002	1,060
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(83,401)	(67,507)
Cost of acquisitions, net of cash acquired	—	(1,348,589)
Proceeds from the sale of business, net	13,839	—
Proceeds from the sale of assets, net	71,405	183
Other net investing activities	(4,810)	145
Net cash used in investing activities	(2,967)	(1,415,768)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	9,621	1,530,145
Principal repayment of debt	(84,162)	(33,117)
Net change in commercial paper	12,000	(27,000)
Net increase (decrease) in outstanding checks	2,670	(15,759)
Cash dividends	(47,731)	(43,747)
Purchase of noncontrolling interest	—	(14,474)
Payments for share repurchases	(10,576)	(3,410)
Net cash (used in)/provided by financing activities	(118,178)	1,392,638
Effects of Exchange Rate Changes on Cash	5,356	2,629
Net Decrease in Cash and Cash Equivalents	(17,787)	(19,441)
Cash and cash equivalents at beginning of period	227,438	170,978
Cash and cash equivalents at end of period	$209,651	$151,537
Certain prior year amounts reported within net cash provided by operating activities have been revised to conform with the current presentation.
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 1: Basis of Interim Presentation
In the opinion of the management of Sonoco Products Company (the “Company” or “Sonoco”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise stated) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Certain amounts within “Cash Flows from Operating Activities” in the Condensed Consolidated Statements of Cash Flows for the three-month period ended April 3, 2022 have been reclassified to conform to the current year presentation. Operating results for the three-month period ended April 2, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Note 2: New Accounting Pronouncements
In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-04 “Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” The amendments in this ASU require that a buyer in a supplier finance program disclose qualitative and quantitative information about its supplier finance programs in each annual reporting period, including a description of key payment terms, amounts outstanding, and a rollforward of the outstanding obligation. In each interim reporting period, the amount outstanding requires disclosure. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. The Company adopted this standard in the first quarter of 2023, with the exception of the amendment on rollforward information, which will be adopted in the first quarter of 2024. The adoption of the new standard did not have a material effect on the consolidated financial statements.
During the three-month period ended April 2, 2023, there have been no other newly issued or newly applicable accounting pronouncements that have had, or are expected to have, a material impact on the Company’s financial statements. Further, at April 2, 2023, there are no other pronouncements pending adoption that are expected to have a material impact on the Company’s consolidated financial statements.

Note 3: Acquisitions and Divestitures
Acquisitions
As previously disclosed, on November 9, 2022, the Company entered into a definitive agreement to purchase the remaining equity interest in RTS Packaging, LLC (“RTS”), from joint venture partner WestRock Company (“WestRock”) and one WestRock paper mill in Chattanooga, Tennessee, for $330,000 in cash, subject to customary pricing adjustments. In January 2023, both the Company and WestRock received a request for additional information and documentary material from the Antitrust Division of the U.S. Department of Justice. The Company anticipates completing the transaction in the second half of 2023, subject to the satisfaction or waiver of the closing conditions contained in the purchase agreement, including the expiration or early termination of waiting periods or extensions thereof under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Upon completion of the transaction, the Company will own 100% of RTS, which is currently operated as a joint venture between Sonoco (35% ownership interest) and WestRock (65% ownership interest). The RTS joint venture was formed in 1997 and combined the former protective packaging operations of WestRock and the Company to market solid fiber partitions from recycled paperboard to glass container manufacturers and producers of wine, liquor, food, and pharmaceuticals. The transaction will give the Company full ownership of fourteen converting operations, including ten in the United States, two in Mexico, and two in South America and one paper mill in the United States. Upon completion of the transaction, approximately 1,100 individuals will become employees of the Company. The Company expects to fund the acquisition with new borrowings from lenders and cash on hand.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

On November 15, 2022, the Company completed the acquisition of S.P. Holding, Skjern A/S (“Skjern”), a privately owned manufacturer of paper based in Skjern, Denmark for $88,647, net of cash acquired. Skjern produces high-grade paperboard from recycled paper for rigid paper containers, tubes and cores, and other applications. Goodwill for Skjern, none of which is expected to be deductible for income tax purposes, consists of increased access to certain markets and existing customer relationships. Skjern's financial results are included in the Company's Industrial Paper Packaging segment.
The Company's initial fair value estimates of the assets acquired and the liabilities assumed in the Skjern acquisition, as well as updated preliminary fair value allocations reflecting adjustments made during the measurement period, are as follows:

	Initial Estimate	Measurement Period Adjustments	Preliminary Allocation
Trade accounts receivable	$8,055	$—	$8,055
Other receivables	193	—	193
Inventories	2,595	14	2,609
Prepaid expenses	349	—	349
Property, plant and equipment	24,334	4,921	29,255
Right of use asset - operating leases	28	—	28
Other intangible assets	42,818	(3,488)	39,330
Goodwill	29,059	(1,447)	27,612
Payable to suppliers	(3,466)	—	(3,466)
Accrued expenses and other	(1,173)	—	(1,173)
Taxes payable	(576)	—	(576)
Noncurrent operating lease liabilities	(20)	—	(20)
Deferred income taxes	(13,549)	—	(13,549)
Total purchase price, net of cash acquired	$88,647	$—	$88,647

The allocation of the purchase price of Skjern to the tangible and intangible assets acquired and liabilities assumed, as reflected under the heading “Preliminary Allocation” in the table above, is based on the Company's preliminary allocations of their fair value, based on information currently available. Management is continuing to finalize its valuation of certain assets and liabilities including, but not limited to: inventory; property, plant and equipment; goodwill; other intangible assets; and deferred income taxes, and expects to complete its valuations within one year of the date of acquisition.
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

During the three-month period ended April 2, 2023, the Company finalized its valuations of the assets and liabilities assumed in the acquisition of Metal Packaging. As a result, the following measurement period adjustments were made to the previously disclosed provisional fair values of assets acquired and liabilities assumed:

Measurement Period Adjustments	Three Months Ended April 2, 2023
Inventories	$(73)
Property, plant and equipment	(247)
Goodwill	439
Accrued expenses and other	(119)
Additional cash consideration	$—
Factors comprising goodwill include increased access to certain markets as well as the value of the assembled workforce. Approximately 81% of the goodwill is expected to be deductible for income tax purposes. Metal Packaging's financial results are included in the Company's Consumer Packaging segment.
The Company has accounted for this acquisition as a business combination under the acquisition method and has included the results of operations of the acquired business in the Company's Condensed Consolidated Statements of Income from the date of acquisition.
The following table presents the unaudited financial results for Metal Packaging from the prior year date of acquisition through the end of the reporting period ending April 3, 2022:

Supplemental Information (unaudited)	January 26 to
Metal Packaging	April 3, 2022
Net sales	$171,228
Net income	$14,019
The following table presents the Company’s estimated unaudited pro forma consolidated results for the three-month period ended April 3, 2022, assuming the acquisition of Metal Packaging had occurred on January 1, 2021. This unaudited pro forma information is presented for informational purposes only and does not purport to represent the results of operations that would have been achieved if the acquisition had been completed at the beginning of 2021, nor is it necessarily indicative of future consolidated results.

Pro Forma Supplemental Information (unaudited)	Three Months Ended
Consolidated	April 3, 2022
Net sales	$1,820,570
Net income attributable to Sonoco	$164,881
The unaudited pro forma information above does not project the Company’s expected results for any future period and gives no effect to any future synergistic benefits that may result from the combination or the costs of integrating the acquired operations with those of the Company. Unaudited pro forma information for the three-month period ended April 3, 2022 includes adjustments to depreciation, amortization, and income taxes based upon the final fair value allocation of the purchase price to Metal Packaging's tangible and intangible assets acquired and liabilities assumed as though the acquisition had occurred on January 1, 2021. Interest expense on the additional debt issued by the Company to fund the acquisition and retention bonuses incurred related to the acquisition are also included in the unaudited pro forma information as if the acquisition had occurred on January 1, 2021.
Acquisition-related costs of $22,284 were recognized during the three-month period ended April 3, 2022 and charges related to fair value adjustments to acquisition-date inventory of $25,000 were recognized during the three-month period ended April 3, 2022. These costs are excluded from 2022 unaudited pro forma net income as though the acquisition had occurred on January 1, 2021.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Divestiture of Business
On January 26, 2023, the Company completed the sale of its Sonoco Sustainability Solutions (“S3”) business, a provider of customized waste and recycling management programs and part of the Company's Industrial Paper Packaging segment, to Northstar Recycling Co. (“Northstar”), for total cash proceeds of $13,839. An additional $1,500 of proceeds are being held in escrow and will be released to the Company, pursuant to any indemnification claims, 20 months following the date of the divestiture. These escrow proceeds are included in “Other Assets” in the Company’s Condensed Consolidated Balance Sheets as of April 2, 2023. The Company wrote off net assets totaling $4,274 as part of the divestiture of the business, including $3,042 of allocated goodwill, and recognized a pretax gain of $11,065 during the three-month period ended April 2, 2023, which is included in “Gain on divestiture of business and other assets” in the Company’s Condensed Consolidated Statements of Income. The Company is also entitled to receive additional proceeds of $3,200 in the second quarter of 2024 if certain conditions are met. This contingent consideration will be recognized as additional gain on the sale at the point the contingencies are resolved.
In addition, the Company purchased a 2.7% equity interest in Northstar for $5,000. This investment is being accounted for under the measurement alternative (i.e., cost less impairment, adjusted for any qualifying observable price changes).
The Company continually assesses its operational footprint as well as its overall portfolio of businesses and may consider the divestiture of plants and/or business units it considers to be suboptimal or nonstrategic.
Sale of Assets
With the completion of Project Horizon, the Company's project to convert the corrugated medium machine in Hartsville, South Carolina, to produce uncoated recycled paperboard, the Company now produces paper exclusively from recycled fibers and no longer requires natural tree fiber for production. Accordingly, on March 29, 2023, the Company sold its timberland properties, approximately 55,000 acres, to Manulife Investment Management for net cash proceeds of $70,802. The Company disposed of assets with a net book value of $9,857 as part of the sale, and recognized a pretax gain from the sale of these assets of $60,945 during the three months ended April 2, 2023, which is included in “Gain on divestiture of business and other assets” in the Company’s Condensed Consolidated Statements of Income.
Acquisition and Divestiture-Related Costs
Acquisition- and divestiture-related costs totaled $5,188 during the three-month period ended April 2, 2023. These costs include legal and professional fees, investment banking fees, and other transaction costs that are included in “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income.
Acquisition-related costs totaled $48,352 during the three months ended April 3, 2022 primarily related to the acquisition of Metal Packaging. These charges included the partial amortization of the fair value step-up of finished goods inventory of $25,000, included in “Cost of sales” in the Company's Condensed Consolidated Statements of Income, and other acquisition-related charges of $23,352. These other charges consisted primarily of investment banking fees, representation and warranty insurance premiums, legal and professional fees, and other transaction costs and are included in “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 4: Shareholders' Equity
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	April 2, 2023	April 3, 2022
Numerator:
Net income attributable to Sonoco	$148,319	$115,333
Denominator:
Weighted average common shares outstanding:
Basic	98,167	97,924
Dilutive effect of share-based compensation	448	630
Diluted	98,615	98,554
Net income attributable to Sonoco per common share:
Basic	$1.51	$1.18
Diluted	$1.50	$1.17
Cash dividends	$0.49	$0.45
No adjustments were made to “Net income attributable to Sonoco” in the computations of net income attributable to Sonoco per common share.
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
The average numbers of SARs that were anti-dilutive and, therefore, not included in the computation of diluted earnings per share during the three-month periods ended April 2, 2023 and April 3, 2022 were as follows (in thousands):

	Three Months Ended
	April 2, 2023	April 3, 2022
Anti-dilutive stock appreciation rights	343	401
Stock Repurchases
On April 20, 2021, the Company's Board of Directors (the “Board”) authorized the repurchase of the Company's common stock in an aggregate amount of up to $350,000. Following several repurchase transactions in 2021, a total of $137,972 remained available for share repurchases under this authorization as of December 31, 2021. No shares were repurchased under this authorization during the year ended December 31, 2022 or the three-month period ended April 2, 2023.
The Company regularly repurchases shares of its common stock to satisfy employee tax withholding obligations in association with certain share-based compensation awards. These repurchases, which are not part of a publicly announced plan or program, totaled 175 shares during the three-month period ended April 2, 2023, at a cost of $10,576, and 60 shares during the three-month period ended April 3, 2022, at a cost of $3,410.
Dividend Declarations
On February 8, 2023, the Board of Directors declared a regular quarterly dividend of $0.49 per share. This dividend was paid on March 10, 2023 to all shareholders of record as of February 22, 2023.
On April 19, 2023, the Board of Directors declared a regular quarterly dividend of $0.51 per share. This dividend is payable on June 9, 2023 to all shareholders of record as of May 10, 2023.

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
Following are the total restructuring and asset impairment charges, net of adjustments, recognized during the periods presented:

	Three Months Ended
	April 2, 2023	April 3, 2022
Restructuring and restructuring-related asset impairment charges	$28,814	$5,753
Other asset impairments	—	6,389
Restructuring and asset impairment charges	$28,814	$12,142

The table below sets forth restructuring and restructuring-related asset impairment charges by type incurred:

	Three Months Ended
	April 2, 2023	April 3, 2022
Severance and termination benefits	$5,516	$2,099
Asset impairments	19,193	445
Other costs	4,105	3,209
Restructuring and restructuring-related asset impairment charges	$28,814	$5,753
The table below sets forth restructuring and restructuring-related asset impairment charges by reportable segment:

	Three Months Ended
	April 2, 2023	April 3, 2022
Consumer Packaging	$1,576	$1,635
Industrial Paper Packaging	24,544	1,348
All Other	1,157	78
Corporate	1,537	2,692
Restructuring and restructuring-related asset impairment charges	$28,814	$5,753
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth the activity in the restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

	Severance and Termination Benefits	Asset Impairments/ Disposal of Assets	Other Costs	Total
Accrual Activity
Liability at December 31, 2022	$14,677	$—	$1,392	$16,069
2023 charges	5,516	19,193	4,105	28,814
Cash payments	(6,380)	(166)	(2,378)	(8,924)
Asset writedowns/disposals	—	(19,027)	—	(19,027)
Foreign currency translation	14	—	11	25
Liability at April 2, 2023	$13,827	$—	$3,130	$16,957

“Severance and Termination Benefits” during the first three months of 2023 includes the cost of severance for approximately 159 employees whose positions were eliminated in conjunction with the Company's ongoing organizational effectiveness efforts and severance related to the closure of the Company's paper mill in Hutchinson, Kansas, part of the Industrial Paper Packaging segment.
“Asset Impairments/Disposal of Assets” during the first three months of 2023 consists primarily of asset impairment charges related to the closure of the Company's paper mill in Hutchinson, Kansas.
“Other Costs” during the first three months of 2023 consists primarily of consulting services, costs related to the closure of the Hutchinson, Kansas paper mill, and the cost of earlier plant closures, including equipment removal, utilities, plant security, property taxes and insurance.
The Company expects to pay the majority of the remaining restructuring reserves by the end of 2023 using cash generated from operations. The Company also expects to recognize future additional charges totaling approximately $5,200 in connection with previously announced restructuring actions and believes that the majority of these charges will be incurred and paid by the end of 2023. The Company continually evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions are likely to be undertaken.
Other Asset Impairments
Total other asset impairment charges of $6,389 were incurred during the three months ended April 3, 2022, which includes $5,713 of impairment charges related to the Company's decision to exit its operations in Russia, part of the Industrial Paper Packaging segment, as a result of the ongoing Russia-Ukraine conflict, and $676 of fixed asset impairments in the Company's plastics foods operations, part of the Consumer Packaging segment.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 6: Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive loss and the changes in the balances of each component of accumulated other comprehensive loss, net of tax as applicable, for the three-month periods ended April 2, 2023 and April 3, 2022:

	Foreign Currency Items	Defined Benefit Pension Items	Cash Flow Hedges	Accumulated Other Comprehensive Loss

Balance at December 31, 2022	$(338,316)	$(90,973)	$(794)	$(430,083)
Other comprehensive income/(loss) before reclassifications	31,569	(393)	2,645	33,821
Amounts reclassified from accumulated other comprehensive loss to net income	—	1,309	(431)	878
Amounts reclassified from accumulated other comprehensive loss to fixed assets	—	—	300	300
Other comprehensive income	31,569	916	2,514	34,999
Balance at April 2, 2023	$(306,747)	$(90,057)	$1,720	$(395,084)

Balance at December 31, 2021	$(269,076)	$(91,397)	$1,048	$(359,425)
Other comprehensive (loss)/income before reclassifications	(185)	(971)	5,119	3,963
Amounts reclassified from accumulated other comprehensive loss to net loss	—	1,162	(2,654)	(1,492)
Amounts reclassified from accumulated other comprehensive loss to fixed assets	—	—	85	85
Other comprehensive (loss)/income	(185)	191	2,550	2,556
Balance at April 3, 2022	$(269,261)	$(91,206)	$3,598	$(356,869)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the effects on net income of significant amounts reclassified from each component of accumulated other comprehensive loss for the three-month periods ended April 2, 2023 and April 3, 2022:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended
Details about Accumulated Other Comprehensive Loss Components	April 2, 2023	April 3, 2022	Affected Line Item in the Condensed Consolidated Statements of Income
Gains/(losses) on cash flow hedges
Foreign exchange contracts	$1,062	$566	Net sales
Foreign exchange contracts	(454)	(695)	Cost of sales
Commodity contracts	(32)	3,850	Cost of sales
	576	3,721	Income before income taxes
Income tax impact	(145)	(1,067)	Provision for income taxes
	431	2,654	Net income
Defined benefit pension items
Effect of settlement loss(a)	(686)	(356)	Non-operating pension costs
Amortization of defined benefit pension items(a)	(1,071)	(1,171)	Non-operating pension costs
	(1,757)	(1,527)	Income before income taxes
Income tax impact	448	365	Provision for income taxes
	(1,309)	(1,162)	Net income
Total reclassifications for the period	$(878)	$1,492	Net income

(a) See Note 11 for additional details.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the before and after tax amounts for the various components of other comprehensive (loss)/income for the three-month periods ended April 2, 2023 and April 3, 2022:

	Three months ended April 2, 2023			Three months ended April 3, 2022
	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Foreign currency items:
Net other comprehensive income/(loss) from foreign currency items	$31,569	$—	$31,569	$(185)	$—	$(185)
Defined benefit pension items:
Other comprehensive (loss)/income before reclassifications	(760)	367	(393)	(1,276)	305	(971)
Amounts reclassified from accumulated other comprehensive loss to net income(a)	1,757	(448)	1,309	1,527	(365)	1,162
Net other comprehensive income/(loss) from defined benefit pension items	997	(81)	916	251	(60)	191
Gains and losses on cash flow hedges:
Other comprehensive income/(loss) before reclassifications	3,536	(891)	2,645	7,179	(2,060)	5,119
Amounts reclassified from accumulated other comprehensive loss to net income(b)	(576)	145	(431)	(3,721)	1,067	(2,654)
Amounts reclassified from accumulated other comprehensive loss to fixed assets	401	(101)	300	117	(32)	85
Net other comprehensive income/(loss) from cash flow hedges	3,361	(847)	2,514	3,575	(1,025)	2,550
Other comprehensive income/ (loss)	$35,927	$(928)	$34,999	$3,641	$(1,085)	$2,556

(a) See Note 11 for additional details.
(b) See Note 9 for additional details.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 7: Goodwill and Other Intangible Assets
Goodwill
A summary of the changes in goodwill for the three-month period ended April 2, 2023 is as follows:

	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Goodwill at December 31, 2022	$898,625	$394,826	$381,860	$1,675,311
Dispositions	—	(3,042)	—	(3,042)
Foreign currency translation	2,145	5,520	621	8,286
Measurement period adjustments	439	(1,447)	—	(1,008)
Goodwill at April 2, 2023	$901,209	$395,857	$382,481	$1,679,547
Goodwill activity reflected under the caption “Dispositions” relates to the sale of the Company's S3 business on January 25, 2023. Goodwill activity reflected under the caption “Measurement period adjustments” relates to the prior year acquisitions of Metal Packaging and Skjern. See Note 3 for additional information.
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
Although no reporting units failed the annual impairment test, in management’s opinion the goodwill balances of the Plastics - Healthcare and Protexic reporting units are at risk of impairment in the near term if each reporting unit's operations do not perform in line with management's expectations, or if there is a negative change in the long-term outlook for the business or in other factors such as the discount rate. At April 2, 2023, the total goodwill associated with the Plastics - Healthcare reporting unit was $62,963 and the total goodwill associated with the Protexic reporting unit was $29,051.
During the time subsequent to the annual evaluation, and at April 2, 2023, the Company considered whether any events and/or changes in circumstances had resulted in the likelihood that the goodwill of any of its reporting units may have been impaired. It is management's opinion that no such events and/or changes in circumstances have occurred.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Other Intangible Assets
A summary of other intangible assets as of April 2, 2023 and December 31, 2022 is as follows:

	April 2, 2023	December 31, 2022
Other Intangible Assets, gross:
Patents	$29,301	$29,303
Customer lists	1,093,534	1,092,232
Trade names	32,940	34,220
Proprietary technology	56,851	57,720
Other	6,276	6,721
Total Other Intangible Assets, gross	$1,218,902	$1,220,196

Accumulated Amortization:
Patents	$(18,296)	$(17,889)
Customer lists	(438,067)	(417,034)
Trade names	(16,568)	(15,892)
Proprietary technology	(25,709)	(25,113)
Other	(2,478)	(2,670)
Total Accumulated Amortization	$(501,118)	$(478,598)
Other Intangible Assets, net	$717,784	$741,598

Other intangible assets are amortized using the straight-line method over their respective useful lives when management has determined that the straight-line method approximates the pattern of consumption of the respective intangible assets. These lives generally range from three to forty years. The Company has no intangible assets with indefinite lives.
Aggregate amortization expense was $21,164 and $18,800 for the three-month periods ended April 2, 2023 and April 3, 2022, respectively. Amortization expense on other intangible assets is expected to total approximately $81,900 in 2023, $74,000 in 2024, $64,900 in 2025, $61,600 in 2026 and $60,100 in 2027.

Note 8: Supply Chain Financing
The Company facilitates voluntary supply chain financing programs (the “SCF Programs”) to provide certain of its suppliers with the opportunity to sell receivables due from the Company to the participating financial institutions in the programs. Such sales are conducted at the sole discretion of both the suppliers and the financial institutions on a nonrecourse basis at a rate that leverages the Company's credit rating and thus might be more beneficial to the supplier. No guarantees are provided by the Company or any of its subsidiaries under the SCF Programs. The Company's responsibility under the agreements is limited to making payment to the financial institutions for confirmed invoices based on the terms originally negotiated with its suppliers. Both the Company and the financial institutions have the right to terminate the SCF Programs by providing 30 days prior written notice to the other party. The Company does not enter into any agreements with suppliers regarding their participation in the SCF Programs.
The following table sets forth the balance sheet location and values of the Company’s SCF Program obligations at April 2, 2023 and December 31, 2022:

Balance Sheet Line Item	April 2, 2023	December 31, 2022
Payable to suppliers(a)	$51,884	$52,415
Notes payable and current portion of long-term debt(b)	$1,350	$63,448
(a) The payment of these obligations is included in net cash provided by operating activities in the Company's Consolidated Statements of Cash Flows.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

(b) The payment of these obligations is included in net cash used in financing activities in the Company's Consolidated Statements of Cash Flows.
Note 9: Financial Instruments and Derivatives
The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments for which the carrying amount differs from the fair value.

	April 2, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, net of current portion	$2,717,891	$2,551,610	$2,719,783	$2,477,884

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
Cash Flow Hedges
At April 2, 2023 and December 31, 2022, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. These contracts, which have maturities ranging to December 2024, qualify as cash flow hedges under U.S. GAAP. For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item.
Commodity Cash Flow Hedges
Certain derivative contracts entered into to manage the cost of anticipated purchases of natural gas and aluminum have been designated by the Company as cash flow hedges. At April 2, 2023, these contracts included natural gas swaps covering approximately 0.1 million metric million British thermal units (“MMBTUs”). These contracts represented approximately 1% of anticipated usage in North America for both 2023 and 2024. The Company also has certain natural gas hedges that it does not treat as cash flow hedges. See “Non-Designated Derivatives” below for a discussion of these hedges. At April 2, 2023, the Company has also designated swap contracts covering 715 metric tons of aluminum as cash flow hedges. The fair value of the Company’s commodity cash flow hedges netted to a loss position of $(218) and $(172) at April 2, 2023 and December 31, 2022, respectively. The amount of the loss included in accumulated other comprehensive loss at April 2, 2023 expected to be reclassified to the income statement during the next twelve months is $(178).
Foreign Currency Cash Flow Hedges
The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales, purchases, and capital spending expected to occur in 2023 and 2024. The net positions of these contracts at April 2, 2023 were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	purchase	23,959,866
Mexican peso	purchase	419,558
Polish zloty	purchase	93,474
Czech koruna	purchase	60,331
Canadian dollar	purchase	18,828
Euro	purchase	9,974
Turkish lira	purchase	7,478
Brazilian real	purchase	5,202
British pound	purchase	4,701

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The fair value of foreign currency cash flow hedges related to forecasted sales and purchases netted to a gain position of $2,560 and a loss position of $(299) at April 2, 2023 and December 31, 2022, respectively. Gains of $2,560 are expected to be reclassified from accumulated other comprehensive income to the income statement during the next twelve months. In addition, the Company has entered into forward contracts to hedge certain foreign currency cash flow transactions related to construction in progress. As of April 2, 2023 and December 31, 2022, the net position of these contracts was $(16) and $(564), respectively. During the three-month period ended April 2, 2023, losses from these hedges of $(401) were reclassified from accumulated other comprehensive loss and included in the carrying value of the capitalized expenditures. Losses of $(22) are expected to be reclassified from accumulated other comprehensive loss and included in the carrying value of the related fixed assets acquired during the next twelve months.
Non-Designated Derivatives
The Company routinely enters into other derivative contracts which are not designated for hedge accounting treatment under ASC 815. As such, changes in fair value of these non-designated derivatives are recorded directly to income and expense in the periods that they occur.
Foreign Currency Hedges
The Company routinely enters into forward contracts or swaps to economically hedge the currency exposure of intercompany debt and foreign currency denominated receivables and payables. The net currency positions of these non-designated contracts at April 2, 2023, were as follows (in thousands):

Currency	Action	Quantity
Indonesian rupiah	purchase	23,069,325
Colombian peso	purchase	20,729,300
Mexican peso	purchase	563,953
Turkish lira	purchase	11,394
Canadian dollar	purchase	8,104
Commodity Hedges
The Company has entered into non-designated derivative contracts to manage the cost of anticipated purchases of natural gas. At April 2, 2023, these contracts consisted of natural gas swaps covering approximately 8.3 million MMBTUs and represented approximately 78% and 54% of anticipated usage for 2023 and 2024, respectively.
Interest Rate Hedges
Pursuant to the registered public offering of unsecured 2.850% notes with a principal amount of $500,000 maturing on February 1, 2032, the Company entered into treasury lock derivative instruments with two banks, with a notional principal amount of $150,000 each on December 29, 2021. These instruments had the risk management objective of reducing exposure to the Company of increases in the underlying Treasury index up to the date of pricing of the notes. The derivatives were settled when the bonds priced on January 11, 2022, with the Company recognizing a gain on the settlement of $5,201. The gain is included in “Selling, general and administrative expenses” on the Company's Condensed Consolidated Statements of Income for the three-month period ended April 3, 2022.
The fair value of the Company’s non-designated derivatives position was a loss of $(14,691) and $(8,692) at April 2, 2023 and December 31, 2022, respectively.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth the location and fair values of the Company’s derivative instruments at April 2, 2023 and December 31, 2022:

Description	Balance Sheet Location	April 2, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$11	$10
Commodity Contracts	Other assets	$—	$8
Commodity Contracts	Accrued expenses and other	$(189)	$(155)
Commodity Contracts	Other liabilities	$(39)	$(35)
Foreign Exchange Contracts	Prepaid expenses	$5,176	$1,251
Foreign Exchange Contracts	Other assets	$6	$—
Foreign Exchange Contracts	Accrued expenses and other	$(2,637)	$(2,114)
Derivatives not designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$13	$5
Commodity Contracts	Other assets	$85	$251
Commodity Contracts	Accrued expenses and other	$(13,456)	$(8,599)
Commodity Contracts	Other liabilities	$(1,389)	$(295)
Foreign Exchange Contracts	Prepaid expenses	$109	$115
Foreign Exchange Contracts	Accrued expenses and other	$(54)	$(169)
While certain of the Company’s derivative contract arrangements with its counterparties provide for the ability to settle contracts on a net basis, the Company reports its derivative positions on a gross basis. There are no collateral arrangements or requirements in these agreements.
The following tables set forth the effect of the Company’s derivative instruments on financial performance for the three-month periods ended April 2, 2023 and April 3, 2022, excluding the amount of foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to the carrying value of the capitalized expenditures:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income
Derivatives in Cash Flow Hedging Relationships:
Three-month period ended April 2, 2023
Foreign Exchange Contracts	$3,613	Net sales	$1,062
		Cost of sales	$(454)
Commodity Contracts	$(77)	Cost of sales	$(32)
Three-month period ended April 3, 2022
Foreign Exchange Contracts	$955	Net sales	$566
		Cost of sales	$(695)
Commodity Contracts	$6,224	Cost of sales	$3,850

Description	Gain or (Loss) Recognized	Location of Gain or (Loss) Recognized in Income Statement
Derivatives not Designated as Hedging Instruments:
Three-month period ended April 2, 2023
Commodity Contracts	$(9,708)	Cost of sales
Foreign Exchange Contracts	$2,137	Selling, general and administrative
Three-month period ended April 3, 2022
Commodity Contracts	$6,992	Cost of sales
Foreign Exchange Contracts	$1,343	Selling, general and administrative

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

	Three-month period ended April 2, 2023		Three-month period ended April 3, 2022
Description	Revenue	Cost of sales	Revenue	Cost of sales
Total amount of income and expense line items presented in the Condensed Consolidated Statements of Income	$1,062	$(486)	$566	$3,155

Gain or (loss) on cash flow hedging relationships:
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into net income	$1,062	$(454)	$566	$(695)

Commodity contracts:
Amount of gain reclassified from accumulated other comprehensive loss into net income	$—	$(32)	$—	$3,850

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
The following table sets forth information regarding the Company’s financial assets and financial liabilities, excluding retirement and postretirement plan assets, measured at fair value on a recurring basis:

Description	April 2, 2023	Assets measured at NAV	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(217)	$—	$—	$(217)	$—
Foreign exchange contracts	$2,545	$—	$—	$2,545	$—
Non-hedge derivatives, net:
Commodity contracts	$(14,747)	$—	$—	$(14,747)	$—
Foreign exchange contracts	$55	$—	$—	$55	$—

Description	December 31, 2022	Assets measured at NAV	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(172)	$—	$—	$(172)	$—
Foreign exchange contracts	$(863)	$—	$—	$(863)	$—
Non-hedge derivatives, net:
Commodity contracts	$(8,638)	$—	$—	$(8,638)	$—
Foreign exchange contracts	$(54)	$—	$—	$(54)	$—
Interest rate lock contract	$—	$—	$—	$—	$—

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
None of the Company’s financial assets or liabilities are measured at fair value using significant unobservable inputs. There were no transfers in or out of Level 1 or Level 2 fair value measurements during the three-month period ended April 2, 2023.
The Company measures certain non-financial assets and non-financial liabilities at fair value on a recurring basis. See Note 3 for a discussion of assets acquired and liabilities assumed in acquisitions and Note 5 for a discussion of asset impairments associated with restructuring activities. The fair value of assets determined based on third-party appraisals and classified as Level 3 measurements due to the use of significant unobservable inputs was not material at April 2, 2023 or December 31, 2022.

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
The components of net periodic benefit cost/(income) include the following:

	Three Months Ended
	April 2, 2023	April 3, 2022
Retirement Plans
Service cost	$687	$826
Interest cost	4,294	2,710
Expected return on plan assets	(2,444)	(2,865)
Amortization of prior service cost	219	221
Amortization of net actuarial loss	1,045	1,135
Effect of settlement loss	686	356
Net periodic benefit cost	$4,487	$2,383

Retiree Health and Life Insurance Plans
Service cost	$62	$82
Interest cost	130	64
Expected return on plan assets	(79)	(112)
Amortization of net actuarial gain	(193)	(185)
Net periodic benefit income	$(80)	$(151)
Settlement Charges
The Company recognized settlement charges of $686 and $356 during the three-month periods ended April 2, 2023 and April 3, 2022, respectively. These charges resulted from payments made to certain participants in the Company's non-union Canadian pension plan who elected a lump sum distribution option upon retirement. Additional settlement charges related to the Canadian pension plans may be recognized over the remainder of 2023 as a result of ongoing lump-sum distributions.
Contributions
The Company made aggregate contributions of $4,931 and $6,147 to its defined benefit retirement and retiree health and life insurance plans during the three-month periods ended April 2, 2023 and April 3, 2022, respectively. The Company expects to make additional aggregate contributions of approximately $10,300 to its defined benefit retirement and retiree health and life insurance plans over the remainder of 2023.
Sonoco Retirement and Savings Plan
The Sonoco Retirement and Savings Plan is a defined contribution retirement plan provided for certain of the Company’s U.S. employees. The plan is comprised of both an elective and non-elective component.
The elective component of the plan, which is designed to meet the requirements of Section 401(k) of the Internal Revenue Code, allows participants to set aside a portion of their wages and salaries for retirement and encourages saving by matching a portion of their contributions with contributions from the Company. The plan provides for participant contributions of 1% to 100% of gross pay. Effective December 31, 2021, the Company’s match on elective contributions to the plan increased from 50% of the first 4% of compensation contributed by participants to 100% of the first 6% as a result of changes to the plan, described below.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The non-elective component of the plan, the Sonoco Retirement Contribution (“SRC”), was eliminated effective December 31, 2021. The SRC provided for an annual Company contribution equal to 4% of the participant's eligible pay plus 4% of eligible pay in excess of the social security wage base to eligible participant accounts. The Company made SRC contributions totaling $21,948 during the three-month period ended April 3, 2022 related to the 2021 fiscal year. No additional SRC contributions will occur.

Note 12: Income Taxes
The Company’s effective tax rates for the three-month periods ended April 2, 2023 and April 3, 2022 were 24.3% and 23.7%, respectively. The Company's effective tax rates varied from the U.S. statutory rate due primarily to rate differences between U.S. and non-U.S. jurisdictions and the relative amounts earned in those jurisdictions, state income taxes, and discrete tax adjustments that were not consistent year over year. The higher 2023 rate was primarily driven by the absence of a first quarter 2022 deferred tax benefit related to the Metal Packaging acquisition.
The Company and/or its subsidiaries file federal, state and local income tax returns in the United States and various foreign jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years prior to 2017.
The Company’s reserve for uncertain tax benefits has increased by $798 since December 31, 2022 due primarily to an increase in reserves related to existing tax positions. The Company believes that it is reasonably possible that the amount reserved for unrecognized tax benefits at April 2, 2023 could increase by approximately $260 over the next twelve months. Although the Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental, management believes that any reasonably foreseeable outcomes related to these matters have been adequately provided for. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which earnings or deductions are realized may differ from current estimates. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly basis. The Company has operations and pays taxes in many countries outside of the U.S. and taxes on those earnings are subject to varying rates. The Company is not dependent upon the favorable benefit of any one jurisdiction to an extent that the loss of such benefit would have a material effect on the Company’s overall effective tax rate.

Note 13: Leases
The Company routinely enters into leasing arrangements for real estate (including manufacturing facilities, office space, and warehouses), transportation equipment (automobiles, forklifts, and trailers), and office equipment (copiers and postage machines). The assessment of the certainty associated with the exercise of various lease renewal, termination, and purchase options included in the Company's lease contracts is performed after contemplating all the relevant facts and circumstances in accordance with guidance under ASC 842 - Leases. Most real estate leases, in particular, include one or more options to renew, with renewal terms that typically extend the lease term in increments from one to five years. The Company's leases do not have any significant residual value guarantees or restrictive covenants.
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
The Company completed the acquisition of Metal Packaging on January 26, 2022, which included the acquisition of $33,910 in operating lease liabilities and $46,687 in finance lease liabilities as of the date of acquisition.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth the balance sheet location and aggregate values of the Company’s lease assets and lease liabilities at April 2, 2023 and December 31, 2022:

Classification	Balance Sheet Location	April 2, 2023	December 31, 2022
Lease Assets
Operating lease assets	Right of Use Asset - Operating Leases	$289,017	$296,781
Finance lease assets	Other Assets	102,216	103,467
Total lease assets		$391,233	$400,248

Lease Liabilities
Current operating lease liabilities	Accrued expenses and other	$51,537	$52,306
Current finance lease liabilities	Notes payable and current portion of debt	19,606	19,015
Total current lease liabilities		$71,143	$71,321

Noncurrent operating lease liabilities	Noncurrent Operating Lease Liabilities	$243,714	$250,994
Noncurrent finance lease liabilities	Long-term Debt, Net of Current Portion	81,732	83,905
Total noncurrent lease liabilities		$325,446	$334,899

Total lease liabilities		$396,589	$406,220

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
The following table sets forth the components of the Company’s total lease cost for the three-month periods ended April 2, 2023 and April 3, 2022:

		Three Months Ended
Lease Cost		April 2, 2023	April 3, 2022
Operating lease cost	(a)	$13,411	$12,797
Finance lease cost:
Amortization of lease asset	(a)	3,270	2,711
Interest on lease liabilities	(b)	1,194	966
Variable lease cost	(a) (c)	9,378	7,355
Total lease cost		$27,253	$23,829

(a) Production-related and administrative amounts are included in cost of sales and selling, general and administrative expenses, respectively.
(b) Included in interest expense.
(c) Also includes short term lease costs, which are deemed immaterial.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth certain lease-related information for the three-month periods ended April 2, 2023 and April 3, 2022:

	Three Months Ended
	April 2, 2023	April 3, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$13,561	$13,152
Operating cash flows used by finance leases	$1,194	$966
Financing cash flows used by finance leases	$4,581	$2,643
Noncash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$6,513	$19,520
Leased assets obtained in exchange for new finance lease liabilities	$2,805	$5,910
Modification to leased assets for increase in operating lease liabilities	$3,957	$1,484
Modification to leased assets for increase in finance lease liabilities	$—	$290
Termination reclasses to decrease operating lease assets	$(2,029)	$(1,913)
Termination reclasses to decrease operating lease liabilities	$(2,090)	$(1,828)
Termination reclasses to decrease finance lease assets	$(962)	$—
Termination reclasses to decrease finance lease liabilities	$(12)	$—

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
Payment terms under the Company's sales arrangements are short term, generally no longer than 120 days. The Company does provide prompt payment discounts to certain customers if invoices are paid within a predetermined period. Prompt payment discounts are treated as a reduction of estimated revenue and are determinable within a short time period following the sale.
The following table sets forth the effects of contract assets and liabilities from contracts with customers. Contract assets and liabilities are reported in “Other receivables” and “Accrued expenses and other,” respectively, on the Company’s Condensed Consolidated Balance Sheets.

	April 2, 2023	December 31, 2022
Contract Assets	$60,047	$56,008
Contract Liabilities	$(23,538)	$(22,423)

Significant changes in the contract assets and liabilities balances during the three-month period ended April 2, 2023 and the year ended December 31, 2022 were as follows:

	April 2, 2023		December 31, 2022
	Contract Asset	Contract Liability	Contract Asset	Contract Liability
Beginning Balance	$56,008	$(22,423)	$51,106	$(18,993)
Acquired as part of a business combination	—	—	8,107	(5,418)
Revenue deferred or rebates accrued	—	(14,142)	—	(57,510)
Recognized as revenue		3,128		18,201
Rebates paid to customers	—	9,899	—	41,297
Increases due to rights to consideration for customer specific goods produced, but not billed during the period	60,047	—	56,008	—
Transferred to receivables from contract assets recognized at the beginning of the period and acquired as part of business combinations	(56,008)	—	(59,213)	—
Ending Balance	$60,047	$(23,538)	$56,008	$(22,423)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Contract assets represent goods produced without alternative use for which the Company is entitled to payment with margin prior to shipment. Upon shipment, the Company is entitled to bill the customer, and therefore amounts included in contract assets will be reduced with the recording of an account receivable as they represent an unconditional right to payment. Contract liabilities represent revenue deferred due to pricing mechanisms utilized by the Company in certain multi-year arrangements, volume rebates, and receipts of advance payments. For multi-year arrangements with pricing mechanisms, the Company will generally defer revenue during the first half of the arrangement and will release the deferral over the back half of the contract term. Contract assets and liabilities are generally short in duration given the nature of products produced by the Company.
The following tables set forth information about revenue disaggregated by primary geographic regions for the three-month periods ended April 2, 2023 and April 3, 2022. The tables also include a reconciliation of disaggregated revenue with reportable segments. The Company’s reportable segments are aligned by product nature as disclosed in Note 15.

Three-month period ended April 2, 2023	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary Geographical Markets:
United States	$696,098	$360,780	$168,820	$1,225,698
Europe	114,606	107,808	22,285	244,699
Canada	28,803	26,952	—	55,755
Asia	24,136	58,831	330	83,297
Other	45,635	61,484	13,215	120,334
Total	$909,278	$615,855	$204,650	$1,729,783

Three-month period ended April 3, 2022	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary Geographical Markets:
United States	$654,414	$417,286	$166,074	$1,237,774
Europe	120,170	116,827	24,125	261,122
Canada	31,208	27,170	—	58,378
Asia	25,634	73,619	292	99,545
Other	36,672	64,227	13,264	114,163
Total	$868,098	$699,129	$203,755	$1,770,982

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
The primary products produced with the All Other group of businesses consist of a variety of packaging materials, including plastic, paper, foam, and various other specialty materials.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth net sales, intersegment sales and operating profit for the Company’s reportable segments and All Other group of businesses. “Segment operating profit” is defined as the segment’s portion of operating profit excluding restructuring/asset impairment charges, acquisition/divestiture-related expenses, amortization of acquisition intangibles, changes in last-in, first-out (“LIFO”) inventory reserves, gains/losses from the divestiture of businesses or other assets, and certain other items, if any, the exclusion of which the Company believes improves comparability and analysis of the financial performance of the business. General corporate expenses have been allocated as operating costs to each of the Company’s reportable segments and All Other.
SEGMENT FINANCIAL INFORMATION

	Three Months Ended
	April 2, 2023	April 3, 2022
Net sales:
Consumer Packaging	$909,278	$868,098
Industrial Paper Packaging	615,855	699,129
All Other	204,650	203,755
Net sales	$1,729,783	$1,770,982
Intersegment sales:
Consumer Packaging	$2,055	$1,411
Industrial Paper Packaging	38,720	33,638
All Other	3,272	2,701
Intersegment sales	$44,047	$37,750
Operating profit:
Consumer Packaging	$91,821	$173,609
Industrial Paper Packaging	94,367	72,660
All Other	27,233	14,524
Corporate
Restructuring/Asset impairment charges	(28,814)	(12,142)
Amortization of acquisition intangibles	(21,164)	(18,800)
Other non-GAAP income/(charges), net	66,205	(60,790)
Operating profit	$229,648	$169,061

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
Spartanburg
In connection with its acquisition of Tegrant in November 2011, the Company identified potential environmental contamination at a site in Spartanburg, South Carolina. Since the acquisition, the Company has spent a total of $2,005 on remediation of the Spartanburg site. At April 2, 2023 and December 31, 2022, the Company's accrual for environmental contingencies related to the Spartanburg site totaled $5,395 and $5,425, respectively.
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Other environmental matters
The Company has been named as a potentially responsible party at several other environmentally contaminated sites. All of the sites are also the responsibility of other parties. The potential remediation liabilities are shared with such other parties, and, in most cases, the Company’s share, if any, cannot be reasonably estimated at the current time. However, the Company does not believe that the resolution of these matters has a reasonable possibility of having a material adverse effect on the Company's financial statements. At April 2, 2023 and December 31, 2022, the Company's accrual for these other sites totaled $1,790 and $1,840, respectively.
Summary
As of April 2, 2023 and December 31, 2022, the Company (and its subsidiaries) had accrued $7,185 and $7,265, respectively, related to environmental contingencies. These accruals are included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets.
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

FORWARD LOOKING STATEMENTS
Statements included in this Quarterly Report on Form 10-Q that are not historical in nature, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. In addition, the Company and its representatives may from time to time make other oral or written statements that are also “forward-looking statements.” Words such as “anticipate,” “aspires,” “assume,” “believe,” “can,” “committed,” “consider,” “could,” “envision,” “estimate,” “expect,” “forecast,” “future,” “goal,” “guidance,” “intend,” “may,” “might,” “objective,” “opportunity,” “outlook,” “plan,” “potential,” “project,” "seek," “re-envision,” “strategy,” “target,” “will,” “would,” or the negative thereof, and similar expressions identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding:
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
•consumer and customer actions in connection with the COVID-19 pandemic, inflation, and the Russia-Ukraine military conflict;
•improved productivity and cost containment, including cost savings from the Company's investments;
•improving margins and leveraging strong cash flow and financial position;
•effects and timing of, and anticipated synergies and gains resulting from our pending and completed acquisitions and divestitures, including the Company's acquisitions of Ball Metalpack Holding, LLC (“Ball Metalpack”), renamed Sonoco Metal Packaging (“Metal Packaging”), S.P. Holding, Skjern A/S (“Skjern”), RTS Packaging, LLC ("RTS”), and the Company's sale of its Sonoco Sustainability Solutions (“S3”) business and the sale of South Carolina timberland properties;
•costs, timing and effects of restructuring and portfolio simplification activities;
•adequacy and anticipated amounts and uses of cash flows;
•capital allocation, including expected amounts of capital spending and expected annualized cost savings and other benefits therefrom;
•the Company's capital structure, including the incurrence of debt and the refinancing and repayment of debt;
•financial and business strategies and the results expected of them, including with respect to strategic pricing initiatives, capital deployment and commercial, operational and supply chain excellence;
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

SONOCO PRODUCTS COMPANY

Such forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management. Such information includes, without limitation, discussions as to guidance and other estimates, perceived opportunities, expectations, beliefs, plans, strategies, goals and objectives concerning our future financial and operating performance. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. Such risks, uncertainties and assumptions include, without limitation:
•availability and pricing of raw materials, energy and transportation, including the impact of potential changes in tariffs or sanctions and escalating trade wars and the impact of war and other geopolitical tensions (such as the ongoing military conflict between Russia and Ukraine and economic sanctions related thereto), and the Company’s ability to pass raw material, energy and transportation price increases and surcharges through to customers or otherwise manage these commodity pricing risks;
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
•ability to successfully integrate newly acquired businesses into the Company’s operations and realize synergies and other anticipated benefits within the expected time period, or at all;
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

SONOCO PRODUCTS COMPANY
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
•ability to maintain effective disclosure controls and internal controls, including with regard to financial reporting;
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
•ability to meet commitments to reduce greenhouse gas emissions and to meet environmental, social, and governance (“ESG”) goals and other sustainability commitments;
•actions of domestic or foreign government agencies and changes in laws and regulations affecting the Company and increased costs of compliance;
•international, national and local economic and market conditions and levels of unemployment;
•economic disruptions resulting from war and other geopolitical tensions (such as the ongoing military conflict between Russia and Ukraine), terrorist activities and natural disasters; and
•accelerating inflation and the activities and operations in highly inflationary economies.
More information about the risks, uncertainties and assumptions that may cause actual results to differ materially from those expressed or forecasted in forward-looking statements is provided in the Company's Annual Report on Form 10-K under Item 1A-“Risk Factors” and throughout other sections of that report and in other reports filed with the Securities and Exchange Commission. In light of these various risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q might not occur.
The Company undertakes no obligation to publicly update or revise forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. You are, however, advised to review any further disclosures we make on related subjects, and about new or additional risks, uncertainties and assumptions, in our future filings with the Securities and Exchange Commission on Forms 10-K, 10-Q, and 8-K.

SONOCO PRODUCTS COMPANY

COMPANY OVERVIEW
Sonoco is a leading provider of consumer packaging, industrial products, and protective packaging with approximately 310 locations in 32 countries as of April 2, 2023. The Company’s operating and reporting structure consists of two reportable segments, Consumer Packaging and Industrial Paper Packaging, with all remaining businesses reported as All Other.
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
Sonoco’s strategy is to increase its long-term profitability and return capital to shareholders. Over the past several years, the Company has simplified our business portfolio around fewer, bigger businesses which has reduced operating complexity and improved agility. The Company is focused on efficient capital deployment into these larger, core business units to improve economic returns and improve integration effectiveness and speed for acquired strategic assets. In parallel, Sonoco continues to work on commercial, operational, and supply chain excellence programs to shift the mix of our business towards higher-valued products, improve the contracting process to better capture input costs and the value of the services provided, and increase overall productivity.
First Quarter 2023 Compared with First Quarter 2022
RECONCILIATIONS OF GAAP TO NON-GAAP FINANCIAL MEASURES
To assess and communicate the financial performance of the Company, Sonoco's management uses, both internally and externally, certain financial performance measures that are not in conformity with generally accepted accounting principles. These “non-GAAP” financial measures (referred to as “Adjusted”) reflect adjustments to the Company's GAAP results to exclude amounts, including the associated tax effects, relating to:
•restructuring/asset impairment charges1;
•acquisition/divestiture-related costs;
•gains or losses from the divestiture of businesses or other assets;
•losses from the early extinguishment of debt;
•non-operating pension costs;
•amortization expense on acquisition intangibles;
•changes in last-in, first-out (“LIFO”) inventory reserves;
•certain income tax events and adjustments; and
•other items, if any.
1 Restructuring and restructuring-related asset impairment charges are a recurring item as the Company’s restructuring programs usually require several years to fully implement and the Company is continually seeking to take actions that could enhance its efficiency. Although recurring, these charges are subject to significant fluctuations from period to period due to the varying levels of restructuring activity and the inherent imprecision in the estimates used to recognize the impairment of assets and the wide variety of costs and taxes associated with severance and termination benefits in the countries in which the restructuring actions occur.
The Company's management believes the exclusion of these amounts improves the period-to-period comparability and analysis of the underlying financial performance of the business. Non-GAAP figures previously identified by the term “Base” are now identified using the term “Adjusted,” for example, “Adjusted Operating Profit” and “Adjusted Net Income.” More information about the Company's use of non-GAAP financial measures is provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, under Item 7 - “Management's Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Use of Non-GAAP Financial Measures.”
In addition to the “Adjusted” results described above, the Company also uses Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA is defined as net income excluding the following: interest expense; interest income; provision for income taxes; depreciation, depletion and amortization expense; non-operating pension costs; net income/(loss) attributable to noncontrolling interests; restructuring/asset impairment charges; changes in LIFO inventory reserves; gains/losses from the divestiture of businesses or other assets; acquisition/divestiture-related costs; derivative (gains)/losses; and other non-GAAP adjustments, if any, that may arise from time to time. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by net sales.
The Company's non-GAAP financial measures are not calculated in accordance with, nor are they an alternative for, measures conforming to generally accepted accounting principles and may be different from non-GAAP financial

SONOCO PRODUCTS COMPANY
measures used by other companies. In addition, these non-GAAP financial measures are not based on any comprehensive set of accounting rules or principles. Sonoco continues to provide all information required by GAAP, but it believes that evaluating its ongoing operating results may not be as useful if an investor or other user is limited to reviewing only GAAP financial measures. The Company consistently applies its non-GAAP performance measures presented herein and uses them for internal planning and forecasting purposes, to evaluate its ongoing operations, and to evaluate the ultimate performance of management and each business unit against plans/forecasts, including evaluation of the Chief Executive Officer's performance by the Board of Directors. In addition, these same non-GAAP financial measures are used in determining incentive compensation for the entire management team and in providing earnings guidance to the investing community. Sonoco management does not, nor does it suggest that investors should, consider these non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.
The Company presents these non-GAAP financial measures to provide users information to evaluate Sonoco’s operating results in a manner similar to how management evaluates business performance. Material limitations associated with the use of such measures are that they do not reflect all period costs included in operating expenses and may not be comparable with similarly named financial measures of other companies. Furthermore, the calculations of these non-GAAP financial measures are based on subjective determinations of management regarding the nature and classification of events and circumstances that the investor may find material and view differently. To compensate for these limitations, management believes that it is useful in understanding and analyzing the results of the business to review both GAAP information which includes all of the items impacting financial results and the non-GAAP financial measures that exclude certain elements, as described above. Whenever reviewing a non-GAAP financial measure, readers are encouraged to review the related reconciliation to fully understand how it differs from the related GAAP measure.
The following tables reconcile the Company's non-GAAP financial measures to their most directly comparable GAAP financial measures in the Company's Condensed Consolidated Statements of Income for each of the periods presented in conjunction with management's analysis of the Company's results of operations.
Adjusted Operating Profit, Adjusted Income Before Income Taxes, Adjusted Provision for Income Taxes, Adjusted Net Income Attributable to Sonoco, and Adjusted Diluted Earnings Per Share (“EPS”)

	For the three-month period ended April 2, 2023
Dollars in thousands, except per share data	Operating Profit	Income Before Income Taxes	Provision for Income Taxes	Net Income Attributable to Sonoco	Diluted EPS
As Reported	$229,648	$193,320	$46,912	$148,319	$1.50
Acquisition/Divestiture-related costs	5,188	5,188	1,280	3,908	0.04
LIFO reserve change	(5,425)	(5,425)	(1,354)	(4,071)	(0.04)
Amortization of acquisition intangibles	21,164	21,164	5,127	16,037	0.16
Restructuring/Asset impairment charges	28,814	28,814	6,634	22,014	0.22
Gain on divestiture of business and sale of other assets	(72,010)	(72,010)	(17,122)	(54,888)	(0.55)
Non-operating pension costs	—	3,658	909	2,749	0.03
Derivative losses	6,085	6,085	1,518	4,567	0.05
Other adjustments	(43)	(43)	955	(997)	(0.01)
Total adjustments	$(16,227)	$(12,569)	$(2,053)	$(10,681)	$(0.10)
Adjusted	$213,421	$180,751	$44,859	$137,638	$1.40

SONOCO PRODUCTS COMPANY

	For the three-month period ended April 3, 2022
Dollars in thousands, except per share data	Operating Profit	Income Before Income Taxes	Provision for Income Taxes	Net Income Attributable to Sonoco	Diluted EPS
As Reported	$169,061	$148,672	$35,289	$115,333	$1.17
Acquisition/Divestiture-related costs	48,352	48,352	11,756	36,596	0.37
LIFO reserve change	19,050	19,050	4,833	14,217	0.14
Amortization of acquisition intangibles	18,800	18,800	4,630	14,170	0.14
Restructuring/Asset impairment charges	12,142	12,142	1,635	10,568	0.11
Non-operating pension costs	—	1,324	383	942	0.01
Derivative gains	(6,596)	(6,596)	(1,673)	(4,923)	(0.05)
Other adjustments	(16)	(16)	4,194	(4,212)	(0.04)
Total adjustments	$91,732	$93,056	$25,758	$67,358	$0.68
Adjusted	$260,793	$241,728	$61,047	$182,691	$1.85

Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended
Dollars in thousands	April 2, 2023	April 3, 2022

Net income attributable to Sonoco	$148,319	$115,333
Adjustments
Interest expense	34,232	20,581
Interest income	(1,562)	(1,516)
Provision for income taxes	46,912	35,289
Depreciation, depletion, and amortization	82,137	73,315
Non-operating pension costs	3,658	1,324
Net (loss)/income attributable to noncontrolling interests	(55)	274
Restructuring/Asset impairment charges	28,814	12,142
Changes in LIFO inventory reserves	(5,425)	19,050
Gain from divestiture of business and sale of other assets	(72,010)	—
Acquisition/Divestiture related costs	5,188	48,352
Derivative losses/(gains)	6,085	(6,596)
Other non-GAAP adjustments	(43)	(16)
Adjusted EBITDA	$276,250	$317,532

Net Sales	$1,729,783	$1,770,982
Adjusted EBITDA Margin	16.0%	17.9%

The Company does not calculate net income by segment; therefore, Adjusted EBITDA by Segment is reconciled to the closest GAAP measure of segment profitability, Segment Operating Profit, which is another method to achieve the same result. Segment Operating Profit is the measure of segment profit or loss reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance in accordance with Accounting Standards Codification 280 “Segment Reporting,” as prescribed by the Financial Accounting Standards Board.

SONOCO PRODUCTS COMPANY
Segment results viewed by Company's management to evaluate segment performance do not include restructuring/asset impairment charges, amortization of acquisition intangibles, acquisition/divestiture-related costs, changes in LIFO inventory reserves, gains/losses from the sale of businesses, or certain other items, if any, the exclusion of which the Company believes improves the comparability and analysis of the ongoing operating performance of the business. Accordingly, the term “segment operating profit” is defined as the segment’s portion of “operating profit” excluding those items. All other general corporate expenses have been allocated as operating costs to each of the Company’s reportable segments and All Other.

Segment Adjusted EBITDA and All Other Adjusted EBITDA Reconciliation
For the Three Months Ended April 2, 2023
Dollars in thousands	Consumer Packaging segment	Industrial Paper Packaging segment	All Other	Corporate	Total
Segment and Total Operating Profit	$91,821	$94,367	$27,233	$16,227	$229,648
Adjustments:
Depreciation, depletion and amortization[1]	30,038	24,878	6,057	21,164	82,137
Equity in earnings of affiliates, net of tax	75	1,781	—	—	1,856
Restructuring/Asset impairment charges[2]	—	—	—	28,814	28,814
Changes in LIFO inventory reserves[3]	—	—	—	(5,425)	(5,425)
Acquisition/Divestiture-related costs[4]	—	—	—	5,188	5,188
Gain from divestiture of business and other assets[5]	—	—	—	(72,010)	(72,010)
Derivative losses[6]	—	—	—	6,085	6,085
Other non-GAAP adjustments	—	—	—	(43)	(43)
Segment Adjusted EBITDA	$121,934	$121,026	$33,290	$—	$276,250

Net Sales	$909,278	$615,855	$204,650
Segment Operating Profit Margin	10.1%	15.3%	13.3%
Segment Adjusted EBITDA Margin	13.4%	19.7%	16.3%

1 Included in Corporate is the amortization of acquisition intangibles associated with the Consumer Packaging segment of $14,427, the Industrial Paper Packaging segment of $2,934, and All Other of $3,803.
2 Included in Corporate are restructuring/asset impairment charges associated with the Consumer Packaging segment of $1,576, the Industrial Paper Packaging segment of $24,544, and All Other of $1,157.
3 Included in Corporate are changes in LIFO inventory reserves associated with the Consumer Packaging segment of $6,102 and the Industrial Paper Packaging segment of $(677).
4 Included in Corporate are Acquisition/Divestiture-related costs associated with the Consumer Packaging segment of $779 and the Industrial Paper Packaging segment of $289.
5 Gains from the divestiture of business and other assets includes the sale of the Company's timberlands ($60,946) and the sale of its S3 business ($11,064), both of which are associated with the Industrial Paper Packaging segment.
6 Included in Corporate are losses on certain derivatives associated with the Consumer Packaging segment of $874, the Industrial Paper Packaging segment of $3,912, and All Other of $1,242.

SONOCO PRODUCTS COMPANY

Segment Adjusted EBITDA and All Other Adjusted EBITDA Reconciliation
For the Three Months Ended April 3, 2022
Dollars in thousands	Consumer Packaging segment	Industrial Paper Packaging segment	All Other	Corporate	Total
Segment and Total Operating Profit	$173,609	$72,660	$14,524	$(91,732)	$169,061
Adjustments:
Depreciation, depletion, and amortization[1]	25,736	22,624	6,155	18,800	73,315
Equity in earnings of affiliates, net of tax	(38)	2,262	—	—	2,224
Restructuring/Asset impairment charges[2]	—	—	—	12,142	12,142
Changes in LIFO inventory reserves[3]	—	—	—	19,050	19,050
Acquisition/Divestiture related costs[4]	—	—	—	48,352	48,352
Derivative gains[5]	—	—	—	(6,596)	(6,596)
Other non-GAAP adjustments	—	—	—	(16)	(16)
Segment Adjusted EBITDA	$199,307	$97,546	$20,679	$—	$317,532

Net Sales	$868,098	$699,129	$203,755
Segment Operating Profit Margin	20.0%	10.4%	7.1%
Segment Adjusted EBITDA Margin	23.0%	14.0%	10.1%

1 Included in Corporate is the amortization of acquisition intangibles associated with the Consumer Packaging segment of $12,189, the Industrial Paper Packaging segment of $2,087, and All Other of $4,524.
2 Included in Corporate are restructuring/asset impairment charges associated with the Consumer Packaging segment of $2,311, the Industrial Paper Packaging segment of $7,061, and All Other of $78.
3 Included in Corporate are changes in LIFO inventory reserves associated with the Consumer Packaging segment of $20,092 and the Industrial Paper Packaging segment of $(1,042).
4 Included in Corporate are Acquisition/Divestiture-related costs are charges associated with the Consumer Packaging segment of $26,694 and the Industrial Paper Packaging segment of $1,057.
5 Included in Corporate are gains on certain derivatives associated with the Consumer Packaging segment of $(956), the Industrial Paper Packaging segment of $(4,281), and All Other of $(1,359).
RESULTS OF OPERATIONS
The following discussion provides a review of results for the three-month period ended April 2, 2023 versus the three-month period ended April 3, 2022.
OVERVIEW
Net sales for the first quarter of 2023 declined by $41.2 million or 2.3%, to $1.73 billion, compared to $1.77 billion in the same period last year. The decline was attributable to lower overall volume/mix, including acquisitions, of $116.4 million, and unfavorable foreign currency translation and other net costs totaling $22.9 million, partially offset by higher selling prices of $98.1 million.
Net income attributable to Sonoco for the first quarter of 2023 increased to $148.3 million, or $1.50 per diluted share, compared to $115.3 million, or $1.17 per diluted share, for the same period of 2022. Net income in the current period continued to benefit primarily from the Company’s strategic pricing actions in the Industrial Paper Packaging segment and improving manufacturing productivity. These benefits were partially offset by higher net interest expense and lower overall volume and mix.

SONOCO PRODUCTS COMPANY
Excluding the non-GAAP adjustments shown above, Adjusted Net Income (“Adjusted Earnings”) for the first quarter of 2023 was $137.6 million ($1.40 per diluted share), compared with $182.7 million ($1.85 per diluted share), during the same period in 2022. GAAP Operating Profit for the first quarter of 2023 was $229.6 million, an increase of 35.8% from the $169.1 million reported in the first-quarter of 2022. The increase in GAAP Operating Profit was primarily the result of gains from the divestiture of the S3 business and sale of the Company's timberland properties. Adjusted Operating Profit for the first quarter of 2023 was $213.4 million, a decrease of 18.2% from the $260.8 million reported in the same period in 2022. The declines in Adjusted Earnings and Adjusted Operating Profit were due to an unfavorable metal price overlap in the Metal Packaging business resulting from the consumption of higher-cost inventories during the first quarter of 2023, as well as lower overall volume and mix.

COSTS AND EXPENSES
Cost of goods sold decreased by $44.1 million, or 3.1%, in the first quarter of 2023 compared with the same period last year. The decrease was driven primarily by lower volumes and lower input costs.
Gross profit was $374.4 million for the three-month period ended April 2, 2023, which was $2.9 million higher than the prior-year period. The increase in gross margin was driven by strategic pricing actions and the full-quarter impact of the Metal Packaging acquisition, which offset volume declines. Additionally, gross profit as a percent of sales increased to 21.6% from 21.0% in the prior-year quarter due to these factors.
Selling, general and administrative costs decreased by $2.4 million, or 1.3%, in the first quarter of 2023 compared with the same period last year. The decrease was due to lower acquisition costs related to the Metal Packaging acquisition, which more than offset inflation increases.
Restructuring/Asset impairment charges totaled $28.8 million in the first quarter of 2023, compared with $12.1 million during the same period last year. Additional information regarding restructuring and asset impairment charges is provided in Note 5 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Gain on divestiture of business and other assets of $72.0 million in the first quarter of 2023 reflects gains from the divestiture of the Company's S3 business and the sale of the Company's timberland properties.
Net interest expense for the first quarter of 2023 increased to $32.7 million, compared with $19.1 million during the first quarter of 2022. The increase is primarily due to higher year-over-year average debt balances resulting from the term loan executed in December 2022 and the prior year financing of the Metal Packaging acquisition, as well as the impact of higher interest rates on the Company's variable rate debt.
The effective tax rates on GAAP and Adjusted Earnings in the first quarter of 2023 were 24.3% and 24.8%, respectively, compared with 23.7% and 25.3%, respectively, in the prior year’s quarter. The increase in the GAAP effective tax rate is primarily attributable to the absence of a tax benefit received in the first quarter of 2022 associated with the acquisition of Metal Packaging. The decrease in the tax rate on Adjusted Earnings was due to a variety of small variances, mostly related to items discrete to the period in which they occurred.

REPORTABLE SEGMENTS
As previously disclosed, the Company's operating and reporting structure consists of two reportable segments, Consumer Packaging and Industrial Paper Packaging, with all remaining businesses reported as All Other. The following table summarizes net sales attributable to each of the Company’s segments and All Other for the first quarters of 2023 and 2022:

	Three Months Ended
($ in thousands)	April 2, 2023	April 3, 2022	% Change
Net sales:
Consumer Packaging	$909,278	$868,098	4.7%
Industrial Paper Packaging	615,855	699,129	(11.9)%
All Other	204,650	203,755	0.4%
Net sales	$1,729,783	$1,770,982	(2.3)%

SONOCO PRODUCTS COMPANY

The following table summarizes operating profit attributable to each of the Company’s segments during the first quarters of 2023 and 2022:

	Three Months Ended
($ in thousands)	April 2, 2023	April 3, 2022	% Change
Operating profit:
Consumer Packaging	$91,821	$173,609	(47.1)%
Industrial Paper Packaging	94,367	72,660	29.9%
All Other	27,233	14,524	87.5%
Corporate
Restructuring/Asset impairment charges	(28,814)	(12,142)
Amortization of acquisition intangibles	(21,164)	(18,800)
Other non-GAAP charges, net	66,205	(60,790)
Operating profit	$229,648	$169,061	35.8%
The following table summarizes Adjusted EBITDA attributable to each of the Company’s segments during the first quarters of 2023 and 2022:

	Three Months Ended
($ in thousands)	April 2, 2023	April 3, 2022	% Change
Adjusted EBITDA:
Consumer Packaging	$121,934	$199,307	(38.8)%
Industrial Paper Packaging	121,026	97,546	24.1%
All Other	33,290	20,679	61.0%
Adjusted EBITDA	$276,250	$317,532	(13.0)%

The following table summarizes restructuring/asset impairment charges attributable to each of the Company’s segments during the first quarters of 2023 and 2022:

	Three Months Ended
($ in thousands)	April 2, 2023	April 3, 2022
Restructuring/Asset impairment charges:
Consumer Packaging	$1,576	$2,311
Industrial Paper Packaging	24,544	7,061
All Other	1,157	78
Corporate	1,537	2,692
Restructuring/Asset impairment charges	$28,814	$12,142
Consumer Packaging
The products produced and sold within the Consumer Packaging segment are generally used to package a variety of consumer products and consist primarily of round and shaped rigid paper, steel and plastic containers; metal and peelable membrane ends, closures, and components; thermoformed plastic trays; and high-barrier flexible packaging. These products primarily serve the consumer staples market, focused on food, beverage, household, and personal products.
Segment sales increased approximately 4.7% compared to the prior year’s quarter due to continued strong strategic pricing performance and acquisitions. Volume and mix were lower as compared to the prior year due to softer demand in metal packaging (aerosol) and rigid plastic food packaging.
Segment operating profit declined 47.1% in the first quarter of 2023 compared to the same period last year. The decline was largely due to an unfavorable metal price overlap in metal packaging resulting from the consumption of higher-cost inventories during the first quarter of 2023, as well as volume declines in both metal aerosols and rigid plastics food packaging. As a result, segment operating margin declined to 10.1% during the quarter from 20.0% for the same period in 2022. The impact of the unfavorable metal price overlap is expected to lessen beginning in the second quarter as the higher cost metal inventories are consumed.

SONOCO PRODUCTS COMPANY
Consumer Packaging segment operating profit and Adjusted EBITDA decreased by 47.1% and 38.8%, respectively, due to the previously discussed unfavorable metal price overlap and volume declines in metal aerosols and rigid plastics food packaging, which were partially offset by positive manufacturing productivity.
Industrial Paper Packaging
The primary products produced and sold within the Industrial Paper Packaging segment include goods produced from recycled fiber including paperboard tubes, cones, and cores; paper-based protective packaging; and uncoated recycled paperboard for high-end applications such as folding cartons, can board and laminated structures. Products across this segment support multiple end markets in industrials (construction and building products, and industrial distribution), consumer staples (food and beverage, food distribution, household and personal products), and consumer discretionary (home building, appliances, apparel, and home furnishings), as well as various other end markets.
Segment sales decreased 11.9% from the prior year's quarter due to continued volume and mix declines across a variety of end markets as well as declines due to divestitures and the exit from the corrugated medium market.
Segment operating profit increased 29.9% from the prior year’s quarter, primarily due to strategic pricing actions which were partially offset by lower volume and mix. As a result, segment operating profit margin improved to 15.3% in the current year's quarter from 10.4% in the prior year.
Industrial Paper Packaging segment operating profit and Adjusted EBITDA improved 29.9% and 24.1%, respectively, primarily due to the benefits of strategic pricing actions and lower material costs, which more than offset lower volumes. Segment operating profit margin improved to 15.3% in the first quarter of 2023 from 10.4% in the same period last year.
All Other
The primary products produced with the All Other group of businesses consist of a variety of packaging materials including plastic, paper, foam, and various other specialty materials serving a wide variety of end markets including consumer staples, consumer discretionary, industrial and pharmaceuticals.
Sales for All Other improved 0.4% from the prior year’s quarter due to strategic pricing actions, which were partially offset by volume and mix declines.
All Other operating profit improved 87.5% in the first quarter of 2023 compared to the same period last year, primarily due to strategic pricing performance and strong productivity. As a result, operating margin increased to 13.3% in the current year's quarter from 7.1% in the prior year's quarter. All Other Adjusted EBITDA improved by 61.0% due to the previously mentioned reasons.

Financial Position, Liquidity and Capital Resources
Cash generated from operations for the first three months of 2023 was $98.0 million, compared with $1.1 million in the same period of 2022, an increase of $96.9 million. GAAP net income increased by $32.7 million year over year, reflecting the non-cash gains from the sales of the Company's S3 business and timberland properties during the first quarter of 2023. Net working capital used $91.5 million of cash in the first three months of 2023, compared with $185.5 million in the same period of 2022, for a year-over-year decrease in the use of cash of $94.0 million. Beginning in the first quarter of 2022, inventory levels increased to mitigate supply chain uncertainty caused by lack of availability and shipment delays. While inventories at April 2, 2023 were higher than at April 3, 2022, they decreased during the first quarter of 2023 and increased during the same period last year. Conversely, changes in accounts payable effectively offset the changes in inventory, as we worked to right-size inventory and the cost of inputs declined, most notably for steel and old corrugated containers. Lastly, while accounts receivable increased during the first quarter of 2023, the increase was much smaller than experienced during the first quarter of 2022, when growing volumes and higher selling prices increased accounts receivable significantly. The Company continues to actively manage all components of net working capital in an effort to minimize the impact on cash utilization while also supporting the needs of our customers. Cash contributions to the Company's retirement plans were $4.9 million in the first quarter of 2023, compared with $28.1 million in the same period last year. The contributions in the prior year included the final Sonoco Retirement Contribution (“SRC”), the non-elective component of the Sonoco Savings Plan. The SRC was terminated as of December 31, 2021.
Changes in accrued expenses and other assets and liabilities used $18.9 million in the three-month period ended April 2, 2023, compared with using $2.5 million in the same period last year. The $16.4 million additional use of cash was largely driven by the higher year over year payout of management incentive compensation.
Investing activities used $3.0 million of cash in the first three months of 2023, compared with $1,415.8 million in the same period last year. The lower year-over-year use of cash was primarily attributable to the Metal Packaging acquisition on January 26, 2022 for a total of $1,348.6 million. Capital expenditures during the first three months of 2023 were $83.4

SONOCO PRODUCTS COMPANY
million, $15.9 million higher than the same period last year. The year-over-year increase was largely driven by increased strategic investments in growth and productivity projects in the Consumer Packaging segment and the Industrial Packaging segment, including spend on Project Horizon. Proceeds from the sale of businesses added $13.8 million of cash in the first three months of 2023 as the Company received cash from the sale of its S3 business and proceeds from the sale of assets were $71.2 million higher year over year, primarily due to proceeds from the sale of the Company's timber lands in March 2023. Other net investing activities used $5.0 million more cash year over year, primarily as a result of the Company's purchase of a 2.7% equity interest in Northstar during the three-month period ended April 2, 2023. Net capital spending for 2023 is expected to be approximately $305 million, compared to $319 million in 2022.
Financing activities used $118.2 million of cash in the three-month period ended April 2, 2023, while providing $1,392.6 million in the corresponding prior-year period, a year-over-year decrease of $(1.5) billion. The decrease was largely driven by higher debt proceeds in the prior year used primarily to fund the Metal Packaging acquisition. These included $1.2 billion of net proceeds from the issuance of unsecured notes and $300 million of proceeds from a three-year term loan facility. The Company used cash of $14.5 million to purchase a noncontrolling interest in Graffo in the first quarter of 2022. Cash used to repurchase the Company's common stock to satisfy employee tax withholding obligations in association with the exercise of certain share-based compensation awards was $10.6 million in the three-month period ended April 2, 2023, compared to $3.4 million in the same period last year.
The Company's cash balances are held in numerous locations throughout the world. At April 2, 2023 and December 31, 2022, approximately $190.5 million and $170.1 million, respectively, of the Company's reported cash and cash equivalents balances of $209.7 million and $227.4 million, respectively, were held outside of the United States by its foreign subsidiaries. Cash held outside of the United States is available to meet local liquidity needs or for capital expenditures, acquisitions, and other offshore growth opportunities. As the Company has maintained sufficient domestic liquidity through a combination of operating cash flow generation and access to bank and capital market borrowings, management has generally considered its foreign unremitted earnings to be indefinitely invested outside the United States and currently has no plans to repatriate such earnings, other than excess cash balances that can be repatriated at minimal tax cost. Accordingly, as of April 2, 2023 the Company is not providing for taxes on these amounts for financial reporting purposes. Computation of the potential deferred tax liability associated with unremitted earnings considered to be indefinitely reinvested is not practicable.
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
The Company operates a $500 million commercial paper program, supported by a $750 million unsecured revolving credit facility with a syndicate of banks. The revolving credit facility is committed through June 2026. The Company has the contractual right to draw funds directly on the underlying revolving credit facility, which could possibly occur if there were a disruption in the commercial paper market.
Recent events in the banking sector have caused the Company to review and assess risk with respect to our banking partners, including the syndicate of nine banks that participate in our term loan facilities and revolving credit facilities. All of our banks are considered Large Financial Institutions and subject to higher reporting and stress testing requirements, and six of the nine banks are considered Globally Systemically Important Banks (“GSIB”) and subject to the highest stress testing and capital requirements. All of the banks that participate in our term loans and the $750 million revolving credit facility which backstops our commercial paper program are of the highest credit. The Company generally does not hold cash deposits with banks in excess of operational needs, and our operating balances across the world are held in a well-diversified group of international banks.
During the three-month period ended April 2, 2023, the Company reported a net increase in cash and cash equivalents of $5.4 million due to currency translation adjustments resulting from a weaker U.S. dollar relative to certain foreign currencies in which cash and cash equivalents were held.
At April 2, 2023, the Company had scheduled debt maturities of approximately $448 million over the next twelve months, including $12 million of outstanding commercial paper balances. Also at April 2, 2023, the Company had approximately $210 million in cash and cash equivalents on hand and $750 million in committed capacity under its revolving credit facility, of which $738 million was available for draw down net of outstanding commercial paper balances. The Company believes these amounts, combined with expected net cash flows generated from operating and

SONOCO PRODUCTS COMPANY
investing activities, provide ample liquidity to cover these debt maturities and other cash flow needs of the Company over the remainder of 2023 and beyond.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenants currently require the Company to maintain a minimum level of interest coverage and a minimum level of net worth, as defined in the agreements. As of April 2, 2023, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.
During the three-month period ended April 2, 2023, the Company received net cash proceeds totaling approximately $13.8 million and $70.8 million from the sales of its S3 business and timberland properties, respectively. The Company used these proceeds for general Corporate purposes.
The Company continually explores strategic acquisition opportunities which may result in the use of cash. Given the nature of the acquisition process, the timing and amounts of such expenditures are not always predictable. The Company expects that any acquisitions requiring funding in excess of cash on hand would be financed using available borrowing capacity.
The Company anticipates making additional contributions to its other pension and postretirement plans of approximately $10 million during the remainder of 2023, which would result in total contributions to these plans of approximately $15 million in 2023. Future funding requirements beyond the current year will vary depending largely on actual investment returns, future actuarial assumptions, and legislative actions.
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
As a result of operating globally, the Company is exposed to changes in foreign exchange rates. The exposure is well diversified, as the Company’s facilities are located throughout the world, and the Company generally sells in the same countries where it produces with both revenue and costs transacted in the local currency. The Company monitors these exposures and foreign currency forward contracts and other risk management instruments to manage exposure to changes in foreign currency cash flows and the translation of monetary assets and liabilities on the Company's condensed consolidated financial statements by hedging a portion of forecasted transactions that are denominated in foreign currencies, foreign currency assets and liabilities, or its net investment in foreign subsidiaries. The Company’s foreign operations are exposed to political, geopolitical, and cultural risks, but these risks are mitigated by diversification and the relative stability of the countries in which the Company has significant operations.
Due to the highly inflationary economy in Venezuela, the Company considers the U.S. dollar to be the functional currency of its Venezuelan operations and uses the official exchange rate when remeasuring the financial results of those operations. Economic conditions in Venezuela have worsened considerably over the past several years and there are no indications that conditions are likely to improve in the foreseeable future. Further deterioration could result in the recognition of an impairment charge or a deconsolidation of the subsidiary. At April 2, 2023, the carrying value of the Company's net investment in its Venezuelan operations was approximately $2.1 million. In addition, at April 2, 2023, the Company's “Accumulated other comprehensive loss” included a cumulative translation loss of $3.8 million related to its Venezuelan operations which would need to be reclassified to net income in the event of a complete exit of the business or a deconsolidation of the Venezuelan operations.
Turkey has been deemed to be a highly inflationary economy under U.S. GAAP since the first quarter of 2022. Accordingly, the Company considers the U.S. dollar to be the functional currency of its operations in Turkey and has remeasured monetary assets and liabilities denominated in Turkish lira to U.S. dollars with changes recorded through earnings. The impact of applying highly inflationary accounting to Turkey has not been significant to the Company's earnings. The magnitude of future earnings impacts, however, is uncertain as such impacts are dependent upon unpredictable movements in the Turkish lira relative to the U.S. dollar. In addition to remeasurement-related charges, significant deterioration in the Turkish economy could result in the recognition of future impairment charges. However, the Company believes its exposure is limited to its net investment in Turkey which was approximately $17.7 million as of April 2, 2023.

SONOCO PRODUCTS COMPANY
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
At April 2, 2023, the Company had derivative contracts outstanding to hedge the prices on a portion of anticipated natural gas and aluminum purchases. These contracts, some of which qualify as cash flow hedges, include natural gas swaps totaling approximately 8.4 million metric million British thermal units (“MMBTUs”) and aluminum swaps totaling 715 metric tons. These contracts have various maturity dates ranging through December 2024. The total fair market value of these instruments resulted in a net loss position of $15.0 million and $8.8 million at April 2, 2023 and December 31, 2022, respectively.
The Company routinely enters into derivative currency contracts to mitigate the risk of unfavorable fluctuations in the exchange rate on certain anticipated foreign currency cash flows. These contracts qualify as cash flow hedges and have various maturity dates ranging through May 2024. The total market value of these instruments resulted in a net gain position of $2.6 million at April 2, 2023 and a net loss position of $0.9 million at December 31, 2022.
In addition, the Company had various currency contracts to mitigate the risk of unfavorable fluctuations in the exchange rate on certain foreign currency assets and liabilities as of April 2, 2023. During the first three months of 2023, the U.S. dollar weakened against the euro, the British pound, the Brazilian real, the Canadian dollar, and the Mexican peso, which are the functional currencies in which a majority of the Company's foreign investments are held. The net impact of these changes resulted in a translation gain of $31.6 million being recorded in “Accumulated other comprehensive loss” during the three-month period ended April 2, 2023.
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

SONOCO PRODUCTS COMPANY

OTHER ITEMS
Critical Accounting Policies and Estimates
See Part II, Item 7, "Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Information about the Company’s exposure to market risk is discussed under Part I, Item 2 in this Quarterly Report on Form 10-Q and was disclosed in its Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission on February 28, 2023. There have been no other material quantitative or qualitative changes in market risk exposure since the date of that filing.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision, and with the participation, of our management, including our Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, (“the Exchange Act”) of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO concluded that such controls and procedures, as of April 2, 2023, the end of the period covered by this Quarterly Report on Form 10-Q, were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. For this purpose, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information that is required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting occurring during the quarter ended April 2, 2023, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
Information with respect to legal proceedings and other exposures appears in Part I - Item 3 - “Legal Proceedings” and Part II - Item 8 - “Financial Statements and Supplementary Data” (Note 16 - “Commitments and Contingencies”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and in Part I - Item 1 - “Financial Statements” (Note 16 - “Commitments and Contingencies”) of this Quarterly Report on Form 10-Q.
Environmental Matters
The Company has been named as a potentially responsible party (“PRP”) at several environmentally contaminated sites not owned by the Company. All of the sites are also the responsibility of other parties. The Company’s liability, if any, is shared with such other parties, but the Company’s share has not been finally determined in most cases. In some cases, the Company has cost-sharing arrangements with other PRPs with respect to a particular site. Such agreements relate to the sharing of legal defense costs or cleanup costs, or both. The Company has assumed, for purposes of estimating amounts to be accrued, that the other parties to such cost-sharing agreements will perform as agreed. It appears that final resolution of some of the sites is years away, and actual costs to be incurred for these environmental matters in future periods is likely to vary from current estimates because of the inherent uncertainties in evaluating environmental exposures. Accordingly, the ultimate cost to the Company with respect to such sites, beyond what has been accrued at April 2, 2023, cannot be determined. As of April 2, 2023 and December 31, 2022, the Company had accrued $7.2 million and $7.3 million, respectively, related to environmental contingencies. The Company periodically reevaluates the assumptions used in determining the appropriate reserves for environmental matters as additional information becomes available and, when warranted, makes appropriate adjustments.

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

SONOCO PRODUCTS COMPANY
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

SONOCO PRODUCTS COMPANY
(Registrant)

Date:	May 3, 2023	By:	/s/ Robert R. Dillard
Robert R. Dillard
Chief Financial Officer
(principal financial officer)

/s/ Aditya Gandhi
Aditya Gandhi
Chief Accounting Officer
(principal accounting officer)