Form 10-Q
period 2023-07-02
SONOCO PRODUCTS CO
filed 2023-08-02
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant's no par value common stock as of July 21, 2023 was 97,956,220.

SONOCO PRODUCTS COMPANY

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars and shares in thousands)

	July 2, 2023	December 31, 2022*
Assets
Current Assets
Cash and cash equivalents	$319,216	$227,438
Trade accounts receivable, net of allowances	888,190	862,712
Other receivables	122,061	99,492
Inventories, net:
Finished and in process	433,031	453,981
Materials and supplies	509,511	641,577
Prepaid expenses	87,867	76,054
	2,359,876	2,361,254
Property, Plant and Equipment, Net	1,747,119	1,710,399
Goodwill	1,681,969	1,675,311
Other Intangible Assets, Net	694,762	741,598
Deferred Income Taxes	31,064	29,878
Right of Use Asset-Operating Leases	287,154	296,781
Other Assets	247,044	237,719
Total Assets	$7,048,988	$7,052,940
Liabilities and Equity
Current Liabilities
Payable to suppliers	$689,211	$818,885
Accrued expenses and other	375,666	405,671
Notes payable and current portion of long-term debt	437,210	502,440
Accrued taxes	17,490	16,905
	1,519,577	1,743,901
Long-term Debt, Net of Current Portion	2,716,253	2,719,783
Noncurrent Operating Lease Liabilities	242,383	250,994
Pension and Other Postretirement Benefits	121,524	120,084
Deferred Income Taxes	110,020	107,293
Other Liabilities	39,909	38,088
Commitments and Contingencies

Sonoco Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares 97,956 and 97,645 shares issued and outstanding at July 2, 2023 and December 31, 2022, respectively	7,175	7,175
Capital in excess of stated value	145,841	140,539
Accumulated other comprehensive loss	(373,431)	(430,083)
Retained earnings	2,512,768	2,348,183
Total Sonoco Shareholders’ Equity	2,292,353	2,065,814
Noncontrolling Interests	6,969	6,983
Total Equity	2,299,322	2,072,797
Total Liabilities and Equity	$7,048,988	$7,052,940

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (the “United States” or “U.S.”).
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Net sales	$1,705,290	$1,913,332	$3,435,073	$3,684,314
Cost of sales	1,347,972	1,526,331	2,703,327	2,925,748
Gross profit	357,318	387,001	731,746	758,566
Selling, general and administrative expenses	170,773	178,962	358,749	369,323
Restructuring/Asset impairment charges	6,057	10,563	34,871	22,705
Gain on divestiture of business and other assets	7,371	—	79,381	—
Operating profit	187,859	197,476	417,507	366,538
Non-operating pension costs	3,342	1,677	7,000	3,002
Interest expense	34,284	23,947	68,516	44,528
Interest income	1,944	786	3,506	2,302
Income before income taxes	152,177	172,638	345,497	321,310
Provision for income taxes	40,740	44,599	87,652	79,888
Income before equity in earnings of affiliates	111,437	128,039	257,845	241,422
Equity in earnings of affiliates, net of tax	3,312	3,728	5,168	5,952
Net income	114,749	131,767	263,013	247,374
Net income attributable to noncontrolling interests	(100)	(95)	(45)	(369)
Net income attributable to Sonoco	$114,649	$131,672	$262,968	$247,005

Weighted average common shares outstanding:
Basic	98,325	97,999	98,246	97,961
Diluted	98,872	98,686	98,740	98,621
Per common share:
Net income attributable to Sonoco:
Basic	$1.17	$1.34	$2.68	$2.52
Diluted	$1.16	$1.33	$2.66	$2.50

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Net income	$114,749	$131,767	$263,013	$247,374
Other comprehensive income/(loss):
Foreign currency translation adjustments	21,690	(70,314)	53,498	(69,608)
Changes in defined benefit plans, net of tax	(1,763)	(1,928)	(847)	(1,737)
Changes in derivative financial instruments, net of tax	1,428	(2,090)	3,942	460
Other comprehensive income/(loss)	21,355	(74,332)	56,593	(70,885)
Comprehensive income:	136,104	57,435	319,606	176,489
Less: Net income attributable to noncontrolling interests	(100)	(95)	(45)	(369)
Less: Other comprehensive loss/(income) attributable to noncontrolling interests	298	524	59	(367)
Comprehensive income attributable to Sonoco	$136,302	$57,864	$319,620	$175,753

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN TOTAL EQUITY (unaudited)
(Dollars and shares in thousands)

	Total Equity	Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests
		Outstanding	Amount
December 31, 2022	$2,072,797	97,645	$7,175	$140,539	$(430,083)	$2,348,183	$6,983
Net income/(loss)	148,264					148,319	(55)
Other comprehensive income:
Translation income	31,808				31,569		239
Defined benefit plan adjustment, net of tax	916				916
Derivative financial instruments, net of tax	2,514				2,514
Other comprehensive income	$35,238				$34,999		$239
Dividends	(48,203)					(48,203)
Issuance of stock awards	472	485		472
Shares repurchased	(10,576)	(175)		(10,576)
Share-based compensation	7,573			7,573
April 2, 2023	$2,205,565	97,955	$7,175	$138,008	$(395,084)	$2,448,299	$7,167
Net income	114,749					114,649	100
Other comprehensive income/(loss)
Translation income/(loss)	21,690				21,988		(298)
Defined benefit plan adjustment, net of tax	(1,763)				(1,763)
Derivative financial instruments, net of tax	1,428				1,428
Other comprehensive income/(loss)	$21,355				$21,653		$(298)
Dividends	(50,180)					(50,180)
Issuance of stock awards	222	1		222
Shares repurchased	(26)	—		(26)
Share-based compensation	7,637			7,637
July 2, 2023	$2,299,322	97,956	$7,175	$145,841	$(373,431)	$2,512,768	$6,969

	Total Equity	Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests
		Outstanding	Amount
December 31, 2021	$1,849,541	97,370	$7,175	$119,690	$(359,425)	$2,070,005	$12,096
Net income	115,607					115,333	274
Other comprehensive income/(loss):
Translation income/(loss)	706				(185)		891
Defined benefit plan adjustment, net of tax	191				191
Derivative financial instruments, net of tax	2,550				2,550
Other comprehensive loss	$3,447				$2,556		$891
Dividends	(44,124)					(44,124)
Issuance of stock awards	377	182		377
Shares repurchased	(3,410)	(60)		(3,410)
Share-based compensation	10,689			10,689
Purchase of noncontrolling interest	(13,196)			(7,080)			(6,116)
April 3, 2022	$1,918,931	97,492	$7,175	$120,266	$(356,869)	$2,141,214	$7,145
Net income	131,767					131,672	$95
Other comprehensive loss:
Translation loss	(70,314)				(69,790)		(524)
Defined benefit plan adjustment, net of tax	(1,928)				(1,928)
Derivative financial instruments, net of tax	(2,090)				(2,090)
Other comprehensive loss	$(74,332)				$(73,808)		$(524)
Dividends	(48,041)					(48,041)
Issuance of stock awards	263	13		263
Shares repurchased	(574)	(10)		(574)
Share-based compensation	8,377			8,377
July 3, 2022	$1,936,391	97,495	$7,175	$128,332	$(430,677)	$2,224,845	$6,716
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Six Months Ended
	July 2, 2023	July 3, 2022
Cash Flows from Operating Activities:
Net income	$263,013	$247,374
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments	19,778	9,683
Depreciation, depletion and amortization	163,817	151,944
Share-based compensation expense	15,210	19,065
Equity in earnings of affiliates, net	(5,168)	(5,952)
Cash dividends from affiliated companies	6,450	4,369
Net gain on disposition of assets	(60,111)	(648)
Net gain on divestiture of business	(18,436)	—
Pension and postretirement plan expense	8,495	4,826
Pension and postretirement plan contributions	(7,456)	(30,843)
Increase in net deferred tax liabilities	1,429	12,657
Change in assets and liabilities, net of effects from acquisitions and foreign currency adjustments:
Trade accounts receivable	(17,254)	(174,064)
Inventories	148,877	(232,734)
Payable to suppliers	(130,713)	148,319
Prepaid expenses	(3,258)	(1,539)
Income taxes payable and other income tax items	1,898	26,447
Accrued expenses and other assets and liabilities	(37,988)	5,561
Net cash provided by operating activities	348,583	184,465
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(161,690)	(148,917)
Cost of acquisitions, net of cash acquired	—	(1,333,769)
Proceeds from the sale of business, net	13,839	—
Proceeds from the sale of assets, net	71,853	4,798
Other net investing activities	(4,431)	(2,376)
Net cash used in investing activities	(80,429)	(1,480,264)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	20,071	1,570,137
Principal repayment of debt	(96,311)	(51,142)
Net change in commercial paper	—	(91,000)
Net decrease in outstanding checks	(441)	(14,599)
Cash dividends	(97,689)	(91,525)
Purchase of noncontrolling interest	—	(14,474)
Payments for share repurchases	(10,602)	(3,984)
Net cash (used in)/provided by financing activities	(184,972)	1,303,413
Effects of Exchange Rate Changes on Cash	8,596	(3,596)
Net Increase in Cash and Cash Equivalents	91,778	4,018
Cash and cash equivalents at beginning of period	227,438	170,978
Cash and cash equivalents at end of period	$319,216	$174,996
Certain prior year amounts reported within net cash provided by operating activities have been revised to conform with the current presentation.
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 1: Basis of Interim Presentation
In the opinion of the management of Sonoco Products Company (the “Company” or “Sonoco”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise stated) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Certain amounts within “Cash Flows from Operating Activities” in the Condensed Consolidated Statements of Cash Flows for the six-month period ended July 3, 2022 have been reclassified to conform to the current year presentation. Operating results for the three- and six-month periods ended July 2, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Note 2: New Accounting Pronouncements
In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-04 “Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” The amendments in this ASU require that a buyer in a supplier finance program disclose qualitative and quantitative information about its supplier finance programs in each annual reporting period, including a description of key payment terms, amounts outstanding, and a rollforward of the outstanding obligation. In each interim reporting period, the amount outstanding requires disclosure. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. The Company adopted this standard in the first quarter of 2023, with the exception of the amendment on rollforward information, which will be adopted in the first quarter of 2024. The adoption of the new standard did not have a material effect on the condensed consolidated financial statements.
During the six-month period ended July 2, 2023, there have been no other newly issued or newly applicable accounting pronouncements that have had, or are expected to have, a material impact on the Company’s financial statements. Further, at July 2, 2023, there are no other pronouncements pending adoption that are expected to have a material impact on the Company’s condensed consolidated financial statements.

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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

On November 15, 2022, the Company completed the acquisition of S.P. Holding, Skjern A/S (“Skjern”), a privately owned manufacturer of paper based in Skjern, Denmark for $88,647, net of cash acquired. Skjern produces high-grade paperboard from recycled paper for rigid paper containers, tubes and cores, and other applications. Goodwill for Skjern, none of which is expected to be deductible for income tax purposes, consists of increased access to certain markets and existing customer relationships. Skjern’s financial results are included in the Company’s Industrial Paper Packaging segment.
The Company’s initial fair value estimates of the assets acquired and the liabilities assumed in the Skjern acquisition, as well as updated preliminary fair value allocations reflecting adjustments made during the measurement period to date, are as follows:

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

The allocation of the purchase price of Skjern to the tangible and intangible assets acquired and liabilities assumed, as reflected under the heading “Preliminary Allocation” in the table above, is based on the Company’s preliminary allocations of their fair value, based on information currently available. Management is continuing to finalize its valuation of certain assets and liabilities including, but not limited to: inventory; property, plant and equipment; goodwill; other intangible assets; and deferred income taxes, and expects to complete its valuations within one year of the date of acquisition.
The Company has accounted for this acquisition as a business combination under the acquisition method and has included the results of operations of the acquired business in the Company’s Condensed Consolidated Statements of Income from the date of acquisition.
On August 31, 2022, the Company completed the acquisition of Nordeste Tubetes and NE Tubetes (collectively “Nordeste”), two small tube and core operations in Brazil. Total consideration for the two businesses was $6,518, including cash paid at closing of $3,933, and deferred payments totaling $2,585. As of July 2, 2023, the remaining deferred payment obligation of $1,451 was recognized in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheet and is expected to be paid by the year ended December 31, 2028. Goodwill for Nordeste, all of which is expected to be deductible for income tax purposes, consists of increased access to certain markets and existing customer relationships. The Company has accounted for this acquisition as a business combination under the acquisition method and has included the results of operations of the acquired business in the Company’s Condensed Consolidated Statements of Income from the date of acquisition.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

On January 26, 2022, the Company completed the acquisition of Ball Metalpack Holding, LLC, renamed Sonoco Metal Packaging (“Metal Packaging”), a leading supplier of sustainable metal packaging for food and household products and the largest aerosol can producer in North America, for $1,348,589, net of cash acquired. Prior to the Company’s acquisition of Metal Packaging, Ball Metalpack Holding, LLC was a joint venture formed in 2018 and owned by Platinum Equity (51%) and Ball Corporation (49%). Metal Packaging consists of eight manufacturing plants in the United States and a headquarters facility in Broomfield, Colorado.
During the three-month period ended April 2, 2023, the Company finalized its valuations of the assets and liabilities assumed in the acquisition of Metal Packaging. As a result, the following measurement period adjustments were made to the previously disclosed provisional fair values of assets acquired and liabilities assumed:

Measurement Period Adjustments	Six Months Ended July 2, 2023
Inventories	$(73)
Property, plant and equipment	(247)
Goodwill	439
Accrued expenses and other	(119)
Additional cash consideration	$—
Factors comprising goodwill include increased access to certain markets as well as the value of the assembled workforce. Approximately 81% of the goodwill is expected to be deductible for income tax purposes. Metal Packaging’s financial results are included in the Company’s Consumer Packaging segment.
The Company has accounted for this acquisition as a business combination under the acquisition method and has included the results of operations of the acquired business in the Company’s Condensed Consolidated Statements of Income from the date of acquisition.
The following table presents the unaudited financial results for Metal Packaging from the prior year date of acquisition through the end of the reporting period ending July 3, 2022:

Supplemental Information (unaudited)	Three Months Ended	January 26 to
Metal Packaging	July 3, 2022	July 3, 2022
Net sales	$291,332	$462,550
Net income	$30,428	$44,447
The following table presents the Company’s estimated unaudited pro forma consolidated results for the three- and six-month periods ended July 3, 2022, assuming the acquisition of Metal Packaging had occurred on January 1, 2021. This unaudited pro forma information is presented for informational purposes only and does not purport to represent the results of operations that would have been achieved if the acquisition had been completed at the beginning of 2021, nor is it necessarily indicative of future consolidated results.

Pro Forma Supplemental Information (unaudited)	Three Months Ended	Six Months Ended
Consolidated	July 3, 2022	July 3, 2022
Net sales	$1,913,322	$3,733,902
Net income attributable to Sonoco	$140,360	$305,240
The unaudited pro forma information above does not project the Company’s expected results for any future period and gives no effect to any future synergistic benefits that may result from the combination or the costs of integrating the acquired operations with those of the Company. Unaudited pro forma information for the three- and six-month periods ended July 3, 2022 includes adjustments to depreciation, amortization, and income taxes based upon the final fair value allocation of the purchase price to Metal Packaging’s tangible and intangible assets acquired and liabilities assumed as though the acquisition had occurred on January 1, 2021. Interest expense on the additional debt issued by the Company to fund the acquisition and retention bonuses incurred related to the acquisition are also included in the unaudited pro forma information as if the acquisition had occurred on January 1, 2021.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Metal Packaging acquisition-related costs of $53 and $1,153 were recognized during the three- and six-month periods ended July 2, 2023, respectively.
Metal Packaging acquisition-related costs of $4,117 and $26,402 were recognized during the three- and six-month periods ended July 3, 2022, respectively, and charges related to fair value adjustments to acquisition-date inventory of $8,155 and $33,155 were recognized during the three- and six-month periods ended July 3, 2022, respectively. These costs are excluded from 2022 unaudited pro forma net income as though the acquisition had occurred on January 1, 2021.
Divestiture of Businesses
On July 1, 2023, the Company completed the sale of its U.S. BulkSak businesses, consisting of the manufacturing and distribution of flexible intermediate bulk containers, plastic and fiber pallets, and custom fit liners, to U.S. BulkSak Holdings, LLC for a total cash selling price of $20,808. Cash proceeds totaling $16,808 were received on July 3, 2023, after the end of the reporting period, with the remainder held in escrow. As the proceeds were not received as of the end of the accounting period, they are reflected as receivables on the Company’s Condensed Consolidated Balance Sheet as of July 2, 2023 with the current portion of $18,808 in “Other receivables” and the non-current portion of $2,000 in “Other assets.” Cash proceeds of $4,000 will be held in escrow to be released to the Company within 18 months from the date of the sale, pursuant to working capital adjustments and the settlement of any indemnity claims. As a result of this divestiture, the Company wrote off net assets totaling $13,437, including $3,333 of allocated goodwill, and recognized an initial pretax gain of $7,371 during the six-month period ended July 2, 2023, which is included in “Gain on divestiture of business and other assets” in the Company’s Condensed Consolidated Statements of Income.
Also on July 1, 2023, the Company agreed to the sale of its Mexico BulkSak business for a total cash selling price of $1,500. The sale of Mexico BulkSak will close at a later date upon the satisfactory completion of certain buyer and seller commitments.
On January 26, 2023, the Company completed the sale of its Sonoco Sustainability Solutions (“S3”) business, a provider of customized waste and recycling management programs and part of the Company’s Industrial Paper Packaging segment, to Northstar Recycling Co. (“Northstar”), for total cash proceeds of $13,839. An additional $1,500 of proceeds are being held in escrow and will be released to the Company, pursuant to any indemnification claims, 20 months following the date of the divestiture. These escrow proceeds are included in “Other assets” in the Company’s Condensed Consolidated Balance Sheets as of July 2, 2023. The Company wrote off net assets totaling $4,274 as part of the divestiture of the business, including $3,042 of allocated goodwill, and recognized a pretax gain of $11,065 during the six-month period ended July 2, 2023, which is included in “Gain on divestiture of business and other assets” in the Company’s Condensed Consolidated Statements of Income. The Company is also entitled to receive additional proceeds of $3,200 in the second quarter of 2024 if certain conditions are met. This contingent consideration will be recognized as additional gain on the sale at the point the contingencies are resolved.
In addition, the Company purchased a 2.7% equity interest in Northstar for $5,000. This investment is being accounted for under the measurement alternative (i.e., cost less impairment, adjusted for any qualifying observable price changes).
The sales of the S3 and BulkSak businesses did not represent a strategic shift for the Company or have a major effect on its operations or financial results. Consequently, these sales did not meet the criteria for reporting as

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

discontinued operations. The cash proceeds from the S3 sale were used for general corporate purposes, as will the proceeds from the BulkSak sale.
The Company continually assesses its operational footprint as well as its overall portfolio of businesses and may consider the divestiture of plants and/or business units it considers to be suboptimal or nonstrategic.
Sale of Assets
With the completion of Project Horizon, the Company’s project to convert the corrugated medium machine in Hartsville, South Carolina, to produce uncoated recycled paperboard, the Company now produces paper exclusively from recycled fibers and no longer requires natural tree fiber for production. Accordingly, on March 29, 2023, the Company sold its timberland properties, approximately 55,000 acres, to Manulife Investment Management for net cash proceeds of $70,802. The Company disposed of assets with a net book value of $9,857 as part of the sale, and recognized a pretax gain from the sale of these assets of $60,945 during the three months ended April 2, 2023, which is included in “Gain on divestiture of business and other assets” in the Company’s Condensed Consolidated Statements of Income.
Acquisition and Divestiture-Related Costs
Acquisition- and divestiture-related costs totaled $4,532 and $9,720 during the three- and six-month periods ended July 2, 2023, respectively. These costs include legal and professional fees, investment banking fees, and other transaction costs that are included in “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income.
Acquisition-related costs totaled $12,281 and $60,633 during the three- and six-month periods ended July 3, 2022, respectively. These charges, which primarily related to the acquisition of Metal Packaging, included the partial amortization of the fair value step-up of finished goods inventory of $8,155 and $33,155, respectively, included in “Cost of sales” in the Company’s Condensed Consolidated Statements of Income, and other acquisition-related charges of $4,126 and $27,478, respectively. These other charges consisted primarily of investment banking fees, representation and warranty insurance premiums, legal and professional fees, and other transaction costs and are included in “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income.

Note 4: Shareholders’ Equity
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Numerator:
Net income attributable to Sonoco	$114,649	$131,672	$262,968	$247,005
Denominator:
Weighted average common shares outstanding:
Basic	98,325	97,999	98,246	97,961
Dilutive effect of share-based compensation	547	687	494	660
Diluted	98,872	98,686	98,740	98,621
Net income attributable to Sonoco per common share:
Basic	$1.17	$1.34	$2.68	$2.52
Diluted	$1.16	$1.33	$2.66	$2.50
Cash dividends	$0.51	$0.49	$1.00	$0.94
No adjustments were made to “Net income attributable to Sonoco” in the computations of net income attributable to Sonoco per common share.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Anti-dilutive Securities
Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes the proceeds from the exercise of all dilutive stock appreciation rights (“SARs”) are used to repurchase the Company’s common stock. Certain SARs are not dilutive because either the exercise price is greater than the average market price of the stock during the reporting period or assumed repurchases from proceeds from the exercise of the SARs were anti-dilutive. These SARs may become dilutive in the future if the market price of the Company’s common stock appreciates.
The average numbers of SARs that were anti-dilutive and, therefore, not included in the computation of diluted earnings per share during the three- and six-month periods ended July 2, 2023 and July 3, 2022 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Anti-dilutive stock appreciation rights	341	374	342	387
Stock Repurchases
On April 20, 2021, the Company’s Board of Directors (the “Board”) authorized the repurchase of the Company’s common stock in an aggregate amount of up to $350,000. Following several repurchase transactions in 2021, a total of $137,972 remained available for share repurchases under this authorization as of December 31, 2021. No shares were repurchased under this authorization during the year ended December 31, 2022 or the six-month period ended July 2, 2023.
The Company regularly repurchases shares of its common stock to satisfy employee tax withholding obligations in association with certain share-based compensation awards. These repurchases, which are not part of a publicly announced plan or program, totaled 175 shares during the six-month period ended July 2, 2023, at a cost of $10,602, and 70 shares during the six-month period ended July 3, 2022, at a cost of $3,984.
Dividend Declarations
On February 8, 2023, the Board declared a regular quarterly dividend of $0.49 per share. This dividend was paid on March 10, 2023 to all shareholders of record as of February 22, 2023.
On April 19, 2023, the Board declared a regular quarterly dividend of $0.51 per share. This dividend was paid on June 9, 2023 to all shareholders of record as of May 10, 2023.
On July 19, 2023, the Board declared a regular quarterly dividend of $0.51 per share. This dividend is payable on September 8, 2023 to all shareholders of record as of August 10, 2023.
Noncontrolling interests
In April 2015, the Company acquired a 67% controlling interest in Graffo Paranaense de Embalagens S/A (“Graffo”). Prior to March 31, 2022, the Company consolidated 100% of Graffo, with the partner’s 33% share included in “Noncontrolling Interests” within the equity section of the balance sheet. On March 31, 2022, the Company paid $14,474 in cash to acquire the remaining 33% ownership interest from the three noncontrolling partners, which resulted in a $6,116 reduction in noncontrolling interest, a $7,080 charge to capital in excess of stated value, and a $1,278 reduction to accrued expenses and other on the Company’s Condensed Consolidated Balance Sheet as of April 3, 2022.
Note 5: Restructuring and Asset Impairments
Due to its geographic footprint and the cost-competitive nature of its businesses, the Company is continually seeking more cost-effective means and structures to serve its customers and to respond to fundamental changes in its markets. As such, restructuring costs have been, and are expected to be, a recurring component of the Company’s operating costs. The amount of these costs can vary significantly from quarter to quarter and from year to year depending upon the scope, nature, and location of the restructuring activities.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Following are the total restructuring and asset impairment charges, net of adjustments, recognized during the periods presented:

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Restructuring and restructuring-related asset impairment charges	$6,057	$6,857	$34,871	$12,610
Other asset impairments	—	3,706	—	10,095
Restructuring and asset impairment charges	$6,057	$10,563	$34,871	$22,705
The table below sets forth restructuring and restructuring-related asset impairment charges by type incurred:

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Severance and termination benefits	$4,118	$2,214	$9,634	$4,313
Asset impairments	806	787	19,999	1,232
Other costs	1,133	3,856	5,238	7,065
Restructuring and restructuring-related asset impairment charges	$6,057	$6,857	$34,871	$12,610
The table below sets forth restructuring and restructuring-related asset impairment charges by reportable segment:

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Consumer Packaging	$1,928	$2,544	$3,504	$4,179
Industrial Paper Packaging	1,987	1,007	26,531	2,355
All Other	2,952	(495)	4,109	(417)
Corporate	(810)	3,801	727	6,493
Restructuring and restructuring-related asset impairment charges	$6,057	$6,857	$34,871	$12,610
Restructuring and restructuring-related asset impairment charges are included in “Restructuring/Asset impairment charges” in the Company’s Condensed Consolidated Statements of Income.
The following table sets forth the activity in the restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

	Severance and Termination Benefits	Asset Impairments/ Disposal of Assets	Other Costs	Total
Accrual Activity
Liability at December 31, 2022	$14,677	$—	$1,392	$16,069
2023 charges	9,634	19,999	5,238	34,871
Cash payments	(13,603)	(166)	(4,133)	(17,902)
Asset writedowns/disposals	—	(19,833)	—	(19,833)
Foreign currency translation	13	—	9	22
Liability at July 2, 2023	$10,721	$—	$2,506	$13,227

“Severance and Termination Benefits” during the first six months of 2023 includes the cost of severance for approximately 240 employees whose positions were eliminated in conjunction with the Company’s ongoing organizational effectiveness efforts, severance related to the closure of the Company’s paper mill in Hutchinson, Kansas, part of the Industrial Paper Packaging segment, and severance related to the closures of several smaller operations.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

“Asset Impairments/Disposal of Assets” during the first six months of 2023 consists primarily of asset impairment charges related to the closure of the Company’s paper mill in Hutchinson, Kansas.
“Other Costs” during the first six months of 2023 consists primarily of consulting services, costs related to the closure of the Hutchinson, Kansas paper mill, and the cost of earlier plant closures, including equipment removal, utilities, plant security, property taxes and insurance.
The Company expects to pay the majority of the remaining restructuring reserves by the end of 2023 using cash generated from operations. The Company also expects to recognize future additional charges totaling approximately $3,900 in connection with previously announced restructuring actions and believes that the majority of these charges will be incurred and paid by the end of 2023. The Company continually evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions are likely to be undertaken.
Other Asset Impairments
Other asset impairment charges recognized during the three- and six-month periods ended July 3, 2022 include net asset impairment charges totaling $3,452 and $9,165, respectively, resulting from the Company’s exit from its operations in Russia as a result of the ongoing Russia-Ukraine conflict. These operations consisted of two small tube and core plants in the Company’s Industrial Paper Packaging segment. The charges include $3,747 of cumulative translation adjustment losses that were reclassified from accumulated other comprehensive income upon completion of the Company’s exit from Russia on July 1, 2022. Fixed asset impairments totaling $254 and $930, respectively, were recognized in the three- and six-month periods ended July 3, 2022, in the Company’s plastics foods operations, part of the Consumer Packaging segment.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 6: Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive loss and the changes in the balances of each component of accumulated other comprehensive loss, net of tax as applicable, for the three- and six-month periods ended July 2, 2023 and July 3, 2022:

	Foreign Currency Items	Defined Benefit Pension Items	Cash Flow Hedges	Accumulated Other Comprehensive Loss

Balance at December 31, 2022	$(338,316)	$(90,973)	$(794)	$(430,083)
Other comprehensive income/(loss) before reclassifications	53,557	(3,049)	5,369	55,877
Amounts reclassified from accumulated other comprehensive loss to net income	—	2,202	(1,736)	466
Amounts reclassified from accumulated other comprehensive loss to fixed assets	—	—	309	309
Other comprehensive income/(loss)	53,557	(847)	3,942	56,652
Balance at July 2, 2023	$(284,759)	$(91,820)	$3,148	$(373,431)

Balance at December 31, 2021	$(269,076)	$(91,397)	$1,048	$(359,425)
Other comprehensive (loss)/income before reclassifications	(73,722)	(3,893)	3,047	(74,568)
Amounts reclassified from accumulated other comprehensive loss to net income	3,747	2,156	(2,199)	3,704
Amounts reclassified from accumulated other comprehensive loss to fixed assets	—	—	(388)	(388)
Other comprehensive (loss)/income	(69,975)	(1,737)	460	(71,252)
Balance at July 3, 2022	$(339,051)	$(93,134)	$1,508	$(430,677)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the effects on net income of significant amounts reclassified from each component of accumulated other comprehensive loss for the three- and six-month periods ended July 2, 2023 and July 3, 2022:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended		Six Months Ended
Details about Accumulated Other Comprehensive Loss Components	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022	Affected Line Item in the Condensed Consolidated Statements of Income
Foreign currency items
Loss on Russia exit(a)	$—	$(3,747)	$—	$(3,747)	Restructuring/Asset impairment charges
Gains/(losses) on cash flow hedges
Foreign exchange contracts(b)	2,515	843	3,577	1,866	Net sales
Foreign exchange contracts(b)	(918)	(1,011)	(1,372)	(1,706)	Cost of sales
Commodity contracts(b)	—	1,979	(32)	2,937	Cost of sales
	1,597	1,811	2,173	3,097	Income before income taxes
Income tax impact	(292)	(529)	(437)	(898)	Provision for income taxes
	1,305	1,282	1,736	2,199	Net income
Defined benefit pension items
Effect of settlement loss(c)	(63)	(74)	(749)	(430)	Non-operating pension costs
Amortization of defined benefit pension items(c)	(1,132)	(1,255)	(2,203)	(2,426)	Non-operating pension costs
	(1,195)	(1,329)	(2,952)	(2,856)	Income before income taxes
Income tax impact	302	335	750	700	Provision for income taxes
	(893)	(994)	(2,202)	(2,156)	Net income
Total reclassifications for the period	$412	$(3,459)	$(466)	$(3,704)	Net income

(a) See Note 5 for additional details.
(b) See Note 9 for additional details.
(c) See Note 11 for additional details.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the before and after tax amounts for the various components of other comprehensive income/(loss) for the three-month periods ended July 2, 2023 and July 3, 2022:

	Three Months Ended July 2, 2023			Three Months Ended July 3, 2022
	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Foreign currency items:
Net other comprehensive income/(loss) from foreign currency items	$21,988	$—	$21,988	$(73,537)	$—	$(73,537)
Amounts reclassified from accumulated other comprehensive loss to net income(a)	—	—	—	3,747	—	3,747
Net other comprehensive loss/(income) from foreign currency items	21,988	—	21,988	(69,790)	—	(69,790)
Defined benefit pension items:
Other comprehensive (loss)/income before reclassifications	(3,689)	1,033	(2,656)	(3,907)	985	(2,922)
Amounts reclassified from accumulated other comprehensive loss to net income(b)	1,195	(302)	893	1,329	(335)	994
Net other comprehensive (loss)/income from defined benefit pension items	(2,494)	731	(1,763)	(2,578)	650	(1,928)
Gains and losses on cash flow hedges:
Other comprehensive income/(loss) before reclassifications	3,344	(611)	2,733	(474)	139	(335)
Amounts reclassified from accumulated other comprehensive loss to net income(c)	(1,597)	292	(1,305)	(1,811)	529	(1,282)
Amounts reclassified from accumulated other comprehensive loss to fixed assets	—	—	—	(668)	195	(473)
Net other comprehensive income/(loss) from cash flow hedges	1,747	(319)	1,428	(2,953)	863	(2,090)
Other comprehensive income/ (loss)	$21,241	$412	$21,653	$(75,321)	$1,513	$(73,808)

(a) See Note 5 for additional details.
(b) See Note 11 for additional details.
(c) See Note 9 for additional details.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the before and after tax amounts for the various components of other comprehensive income/(loss) for the six-month periods ended July 2, 2023 and July 3, 2022:

	Six Months Ended July 2, 2023			Six Months Ended July 3, 2022
	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Foreign currency items:
Other comprehensive income/(loss) before reclassifications	$53,557	$—	$53,557	$(73,722)	$—	$(73,722)
Amounts reclassified from accumulated other comprehensive loss to net income(a)	—	—	—	3,747	—	3,747
Net other comprehensive income/(loss) from foreign currency items	53,557	—	53,557	(69,975)	—	(69,975)
Defined benefit pension items:
Other comprehensive (loss)/income before reclassifications	(4,449)	1,400	(3,049)	(5,183)	1,290	(3,893)
Amounts reclassified from accumulated other comprehensive loss to net income(b)	2,952	(750)	2,202	2,856	(700)	2,156
Net other comprehensive (loss)/income from defined benefit pension items	(1,497)	650	(847)	(2,327)	590	(1,737)
Gains and losses on cash flow hedges:
Other comprehensive income/(loss) before reclassifications	6,880	(1,502)	5,378	4,271	(1,224)	3,047
Amounts reclassified from accumulated other comprehensive loss to net income(c)	(2,173)	437	(1,736)	(3,097)	898	(2,199)
Amounts reclassified from accumulated other comprehensive loss to fixed assets	401	(101)	300	(552)	164	(388)
Net other comprehensive income/(loss) from cash flow hedges	5,108	(1,166)	3,942	622	(162)	460
Other comprehensive income/(loss)	$57,168	$(516)	$56,652	$(71,680)	$428	$(71,252)

(a) See Note 5 for additional details.
(b) See Note 11 for additional details.
(c) See Note 9 for additional details.

Note 7: Goodwill and Other Intangible Assets
Goodwill
A summary of the changes in goodwill for the six-month period ended July 2, 2023 is as follows:

	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Goodwill at December 31, 2022	$898,625	$394,826	$381,860	$1,675,311
Divestitures	—	(6,375)	—	(6,375)
Foreign currency translation	4,008	8,582	1,451	14,041
Measurement period adjustments	439	(1,447)	—	(1,008)
Goodwill at July 2, 2023	$903,072	$395,586	$383,311	$1,681,969
Goodwill activity reflected under the caption “Divestitures” relates to the sales of the Company’s S3 business on January 25, 2023 and the BulkSak business on July 1, 2023. Goodwill activity reflected under the caption “Measurement

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

period adjustments” relates to the prior year acquisitions of Metal Packaging and Skjern. See Note 3 for additional information.
The Company assesses goodwill for impairment annually during the third quarter, or from time to time when warranted by the facts and circumstances surrounding individual reporting units or the Company as a whole. The Company completed its most recent annual goodwill impairment testing during the third quarter of 2022 and analyzed certain qualitative and quantitative factors in determining whether a goodwill impairment existed. The Company’s assessments reflected a number of significant management assumptions and estimates including the Company’s forecast of sales growth, gross profit margins, and discount rates. Changes in these assumptions could materially impact the Company’s conclusions. Based on its assessments, the Company concluded that there was no impairment of goodwill for any of its reporting units.
Although no reporting units failed the annual impairment test, in management’s opinion the goodwill balances of the Plastics - Healthcare and Protexic reporting units are at risk of impairment in the near term if each reporting unit’s operations do not perform in line with management’s expectations, or if there is a negative change in the long-term outlook for the business or in other factors such as the discount rate. At July 2, 2023, the total goodwill associated with the Plastics - Healthcare reporting unit was $63,689 and the total goodwill associated with the Protexic reporting unit was $29,051.
During the time subsequent to the annual evaluation, and at July 2, 2023, the Company considered whether any events and/or changes in circumstances had resulted in the likelihood that the goodwill of any of its reporting units may have been impaired. It is management’s opinion that no such events and/or changes in circumstances have occurred.
Other Intangible Assets
A summary of other intangible assets as of July 2, 2023 and December 31, 2022 is as follows:

	July 2, 2023	December 31, 2022
Other Intangible Assets, gross:
Patents	$29,300	$29,303
Customer lists	1,089,070	1,092,232
Trade names	32,916	34,220
Proprietary technology	56,851	57,720
Other	6,092	6,721
Total Other Intangible Assets, gross	$1,214,229	$1,220,196

Accumulated Amortization:
Patents	$(18,700)	$(17,889)
Customer lists	(454,590)	(417,034)
Trade names	(16,921)	(15,892)
Proprietary technology	(26,743)	(25,113)
Other	(2,513)	(2,670)
Total Accumulated Amortization	(519,467)	(478,598)
Other Intangible Assets, net	$694,762	$741,598
Other intangible assets, primarily customer lists, with a net book value of $2,704 were written off as a result of the divestiture of the BulkSak business on July 1, 2023. See Note 3 for additional information.
Other intangible assets are amortized using the straight-line method over their respective useful lives when management has determined that the straight-line method approximates the pattern of consumption of the respective intangible assets or in relation to the asset’s specific pattern of consumption if management has determined that the straight-line method does not provide a fair approximation of the consumption of benefits. These lives generally range from three to forty years. The Company has no intangible assets with indefinite lives.
Aggregate amortization expense was $20,539 and $20,871 for the three-month periods ended July 2, 2023 and July 3, 2022, respectively, and $41,703 and $39,671 for the six-month periods ended July 2, 2023 and July 3, 2022, respectively. Amortization expense on other intangible assets is expected to total approximately $80,930 in 2023, $72,400 in 2024, $63,700 in 2025, $61,100 in 2026 and $59,700 in 2027.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 8: Supply Chain Financing
The Company facilitates voluntary supply chain financing programs (the “SCF Programs”) to provide certain of its suppliers with the opportunity to sell receivables due from the Company to the participating financial institutions in the programs. Such sales are conducted at the sole discretion of both the suppliers and the financial institutions on a nonrecourse basis at a rate that leverages the Company’s credit rating and thus might be more beneficial to the supplier. No guarantees are provided by the Company or any of its subsidiaries under the SCF Programs. The Company’s responsibility under the agreements is limited to making payment to the financial institutions for confirmed invoices based on the terms originally negotiated with its suppliers. Both the Company and the financial institutions have the right to terminate the SCF Programs by providing 30 days prior written notice to the other party. The Company does not enter into any agreements with suppliers regarding their participation in the SCF Programs.
The following table sets forth the balance sheet location and values of the Company’s SCF Program obligations at July 2, 2023 and December 31, 2022:

Balance Sheet Line Item	July 2, 2023	December 31, 2022
Payable to suppliers(a)	$43,562	$52,415
Notes payable and current portion of long-term debt(b)	$—	$63,448
(a) The payment of these obligations is included in net cash provided by operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.
(b) The payment of these obligations is included in net cash used in financing activities in the Company’s Condensed Consolidated Statements of Cash Flows.

Note 9: Financial Instruments and Derivatives
The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments for which the carrying amount differs from the fair value.

	July 2, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, net of current portion	$2,716,253	$2,503,676	$2,719,783	$2,477,884

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
Cash Flow Hedges
At July 2, 2023 and December 31, 2022, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. These contracts, which have maturities ranging to December 2024, qualify as cash flow hedges under U.S. GAAP. For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item. Cash flows from derivative financial instruments designated as cash flow hedges are classified as cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Commodity Cash Flow Hedges
Certain derivative contracts entered into to manage the cost of anticipated purchases of natural gas and aluminum have been designated by the Company as cash flow hedges. At July 2, 2023, these contracts included natural gas swaps covering approximately 0.1 million metric million British thermal units (“MMBTUs”). These contracts represented approximately 1% of anticipated usage in North America for both 2023 and 2024. The Company also has certain natural gas hedges that it does not treat as cash flow hedges. See “Non-Designated Derivatives” below for a discussion of these hedges. At July 2, 2023, the Company has also designated swap contracts covering 447 metric tons of aluminum as cash flow hedges. The fair value of the Company’s commodity cash flow hedges netted to a loss position of $(287) and $(172) at July 2, 2023 and December 31, 2022, respectively. The amount of the loss included in accumulated other comprehensive loss at July 2, 2023 expected to be reclassified to the income statement during the next twelve months is $(263).
Foreign Currency Cash Flow Hedges
The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales, purchases, and capital spending expected to occur in 2023 and 2024. The net positions of these contracts at July 2, 2023 were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	purchase	16,298,431
Mexican peso	purchase	278,627
Polish zloty	purchase	63,454
Czech koruna	purchase	36,509
Canadian dollar	purchase	17,406
Euro	purchase	329
Turkish lira	purchase	5,141
Brazilian real	purchase	3,924
British pound	purchase	3,116

The fair value of foreign currency cash flow hedges related to forecasted sales and purchases netted to a gain position of $4,525 and a loss position of $(299) at July 2, 2023 and December 31, 2022, respectively. Gains of $4,525 are expected to be reclassified from accumulated other comprehensive income to the income statement during the next twelve months. In addition, the Company has entered into forward contracts to hedge certain foreign currency cash flow transactions related to construction in progress. As of July 2, 2023 and December 31, 2022, the net position of these contracts was $0 and $(564), respectively. During the six-month period ended July 2, 2023, losses from these hedges totaling $(401) were reclassified from accumulated other comprehensive loss into the carrying value of the capitalized expenditures. As of July 2, 2023, no amounts are expected to be reclassified from accumulated other comprehensive loss into the carrying value of the related fixed assets during the next twelve months.
Non-Designated Derivatives
The Company routinely enters into other derivative contracts which are not designated for hedge accounting treatment under Accounting Standards Codification (“ASC”) 815. As such, changes in fair value of these non-designated derivatives are recorded directly to income and expense in the periods that they occur. Cash flows from derivative financial instruments not designated as hedges are classified as cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Foreign Currency Hedges
The Company routinely enters into forward contracts or swaps to economically hedge the currency exposure of intercompany debt and foreign currency denominated receivables and payables. The net currency positions of these non-designated contracts at July 2, 2023, were as follows (in thousands):

Currency	Action	Quantity
Indonesian rupiah	purchase	13,488,021
Colombian peso	purchase	40,325,158
Mexican peso	purchase	517,019
Turkish lira	purchase	18,366
Canadian dollar	purchase	6,420
Euro	purchase	3
Commodity Hedges
The Company has entered into non-designated derivative contracts to manage the cost of anticipated purchases of natural gas. At July 2, 2023, these contracts consisted of natural gas swaps covering approximately 6.9 million MMBTUs and represented approximately 77% and 54% of anticipated usage for 2023 and 2024, respectively.
Interest Rate Hedges
Pursuant to the registered public offering of unsecured 2.850% notes with a principal amount of $500,000 maturing on February 1, 2032, the Company entered into treasury lock derivative instruments with two banks, with a notional principal amount of $150,000 each on December 29, 2021. These instruments had the risk management objective of reducing exposure to the Company of increases in the underlying Treasury index up to the date of pricing of the notes. The derivatives were settled when the bonds priced on January 11, 2022, with the Company recognizing a gain on the settlement of $5,201. The gain is included in “Selling, general and administrative expenses” on the Company’s Condensed Consolidated Statements of Income for the six-month period ended July 3, 2022.
The fair value of the Company’s non-designated derivatives position was a loss of $(11,068) and $(8,692) at July 2, 2023 and December 31, 2022, respectively.
The following table sets forth the location and fair values of the Company’s derivative instruments at July 2, 2023 and December 31, 2022:

Description	Balance Sheet Location	July 2, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$—	$10
Commodity Contracts	Other assets	$—	$8
Commodity Contracts	Accrued expenses and other	$(263)	$(155)
Commodity Contracts	Other liabilities	$(24)	$(35)
Foreign Exchange Contracts	Prepaid expenses	$7,174	$1,251
Foreign Exchange Contracts	Other assets	$—	$—
Foreign Exchange Contracts	Accrued expenses and other	$(2,649)	$(2,114)
Derivatives not designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$11	$5
Commodity Contracts	Other assets	$25	$251
Commodity Contracts	Accrued expenses and other	$(9,440)	$(8,599)
Commodity Contracts	Other liabilities	$(1,073)	$(295)
Foreign Exchange Contracts	Prepaid expenses	$115	$115
Foreign Exchange Contracts	Accrued expenses and other	$(706)	$(169)
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following tables set forth the effect of the Company’s derivative instruments on financial performance for the three-month periods ended July 2, 2023 and July 3, 2022, excluding the amount of foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to the carrying value of the capitalized expenditures:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income
Derivatives in Cash Flow Hedging Relationships:
Three-month period ended July 2, 2023
Foreign Exchange Contracts	$3,413	Net sales	$2,515
		Cost of sales	$(918)
Commodity Contracts	$(69)	Cost of sales	$—
Three-month period ended July 3, 2022
Foreign Exchange Contracts	$(1,324)	Net sales	$843
		Cost of sales	$(1,011)
Commodity Contracts	$850	Cost of sales	$1,979

Description	Gain or (Loss) Recognized	Location of Gain or (Loss) Recognized in Income Statement
Derivatives not Designated as Hedging Instruments:
Three-month period ended July 2, 2023
Commodity Contracts	$(1,809)	Cost of sales
Foreign Exchange Contracts	$1,935	Selling, general and administrative
Three-month period ended July 3, 2022
Commodity Contracts	$506	Cost of sales
Foreign Exchange Contracts	$(1,142)	Selling, general and administrative

	Three-month period ended July 2, 2023		Three-month period ended July 3, 2022
Description	Revenue	Cost of sales	Revenue	Cost of sales
Total amount of income and expense line items presented in the Condensed Consolidated Statements of Income	$2,515	$(918)	$843	$968

Gain or (loss) on cash flow hedging relationships:
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into net income	$2,515	$(918)	$843	$(1,011)

Commodity contracts:
Amount of gain reclassified from accumulated other comprehensive loss into net income	$—	$—	$—	$1,979

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following tables set forth the effect of the Company’s derivative instruments on financial performance for the six months ended July 2, 2023 and July 3, 2022, excluding the amount of foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to the carrying value of the capitalized expenditures:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income
Derivatives in Cash Flow Hedging Relationships:
Six-month period ended July 2, 2023
Foreign Exchange Contracts	$7,026	Net sales	$3,577
		Cost of sales	$(1,372)
Commodity Contracts	$(146)	Cost of sales	$(32)
Six-month period ended July 3, 2022
Foreign Exchange Contracts	$88	Net sales	$1,866
		Cost of sales	$(1,706)
Commodity Contracts	$4,183	Cost of sales	$2,937

Description	Gain or (Loss) Recognized	Location of Gain or (Loss) Recognized in Income Statement
Derivatives not Designated as Hedging Instruments:
Six-month period ended July 2, 2023
Commodity Contracts	$(11,517)	Cost of sales
Foreign Exchange Contracts	$4,072	Selling, general and administrative
Six-month period ended July 3, 2022
Commodity Contracts	$7,498	Cost of sales
Foreign Exchange Contracts	$201	Selling, general and administrative

	Six-month period ended July 2, 2023		Six-month period ended July 3, 2022
Description	Revenue	Cost of sales	Revenue	Cost of sales
Total amount of income and expense line items presented in the Condensed Consolidated Statements of Income	$3,577	$(1404)	$1,866	$1,231

Gain or (loss) on cash flow hedging relationships:
Foreign exchange contracts:
Amount of gain/(loss) reclassified from accumulated other comprehensive income into net income	$3,577	$(1,372)	$1,866	$(1,706)

Commodity contracts:
Amount of gain reclassified from accumulated other comprehensive income into net income	$—	$(32)	$—	$2,937

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
Assets that are calculated at Net Asset Value per share (“NAV”) are not required to be categorized within the fair value hierarchy.
The following table sets forth information regarding the Company’s financial assets and financial liabilities, excluding retirement and postretirement plan assets, measured at fair value on a recurring basis:

Description	July 2, 2023	Assets measured at NAV	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(287)	$—	$—	$(287)	$—
Foreign exchange contracts	$4,525	$—	$—	$4,525	$—
Non-hedge derivatives, net:
Commodity contracts	$(10,477)	$—	$—	$(10,477)	$—
Foreign exchange contracts	$(591)	$—	$—	$(591)	$—

Description	December 31, 2022	Assets measured at NAV	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(172)	$—	$—	$(172)	$—
Foreign exchange contracts	$(863)	$—	$—	$(863)	$—
Non-hedge derivatives, net:
Commodity contracts	$(8,638)	$—	$—	$(8,638)	$—
Foreign exchange contracts	$(54)	$—	$—	$(54)	$—
Interest rate lock contract	$—	$—	$—	$—	$—

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
None of the Company’s financial assets or liabilities are measured at fair value using significant unobservable inputs. There were no transfers in or out of Level 1 or Level 2 fair value measurements during the three- and six-month periods ended July 2, 2023.
The Company measures certain non-financial assets and non-financial liabilities at fair value on a non-recurring basis. See Note 3 for a discussion of assets acquired and liabilities assumed in acquisitions and Note 5 for a discussion of asset impairments associated with restructuring activities. The fair value of assets determined based on third-party appraisals and classified as Level 3 measurements due to the use of significant unobservable inputs was not material at July 2, 2023 or December 31, 2022.

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
The components of net periodic benefit cost/(income) include the following:

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Retirement Plans
Service cost	$692	$837	$1,379	$1,663
Interest cost	4,398	2,671	8,692	5,381
Expected return on plan assets	(2,298)	(2,278)	(4,742)	(5,143)
Amortization of prior service cost	227	232	446	453
Amortization of net actuarial loss	1,102	1,181	2,147	2,316
Effect of settlement loss	63	74	749	430
Net periodic benefit cost	$4,184	$2,717	$8,671	$5,100

Retiree Health and Life Insurance Plans
Service cost	$53	$79	$115	$161
Interest cost	124	66	256	130
Expected return on plan assets	(78)	(110)	(157)	(222)
Amortization of net actuarial gain	(197)	(158)	(390)	(343)
Net periodic benefit income	$(98)	$(123)	$(176)	$(274)
Settlement Charges
The Company recognized settlement charges of $749 and $430 during the six-month periods ended July 2, 2023 and July 3, 2022, respectively. These charges resulted from payments made to certain participants in the Company’s non-union Canadian pension plan who elected a lump sum distribution option upon retirement. Additional settlement charges related to the Canadian pension plans may be recognized over the remainder of 2023 as a result of ongoing lump-sum distributions.
Contributions
The Company made aggregate contributions of $7,456 and $8,895 to its defined benefit retirement and retiree health and life insurance plans during the six-month periods ended July 2, 2023 and July 3, 2022, respectively. The Company expects to make additional aggregate contributions of approximately $7,000 to its defined benefit retirement and retiree health and life insurance plans over the remainder of 2023.
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The non-elective component of the plan, the Sonoco Retirement Contribution (“SRC”), was eliminated effective December 31, 2021. The SRC provided for an annual Company contribution equal to 4% of the participant’s eligible pay plus 4% of eligible pay in excess of the social security wage base to eligible participant accounts. The Company made SRC contributions totaling $21,948 during the six-month period ended July 3, 2022 related to the 2021 fiscal year. No additional SRC contributions will occur.

Note 12: Income Taxes
The Company’s effective tax rates for the three- and six-month periods ended July 2, 2023 were 26.8% and 25.4%, respectively, and its rates for the three- and six-month periods ended July 3, 2022 were 25.8% and 24.9%, respectively. The Company’s effective tax rates varied from the U.S. statutory rate due primarily to rate differences between U.S. and non-U.S. jurisdictions and the relative amounts earned in those jurisdictions, state income taxes, and discrete tax adjustments that were not consistent year over year.
The Company and/or its subsidiaries file federal, state and local income tax returns in the United States and various foreign jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years prior to 2017.
The Company’s reserve for uncertain tax benefits has increased by $1,494 since December 31, 2022 due primarily to an increase in reserves related to existing tax positions. The Company believes that it is reasonably possible that the amount reserved for unrecognized tax benefits at July 2, 2023 could increase by approximately $860 over the next twelve months. Although the Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental, management believes that any reasonably foreseeable outcomes related to these matters have been adequately provided for. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which earnings or deductions are realized may differ from current estimates. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly basis. The Company has operations and pays taxes in many countries outside of the U.S. and taxes on those earnings are subject to varying rates. The Company is not dependent upon the favorable benefit of any one jurisdiction to an extent that the loss of such benefit would have a material effect on the Company’s overall effective tax rate.

Note 13: Leases
The Company routinely enters into leasing arrangements for real estate (including manufacturing facilities, office space, and warehouses), transportation equipment (automobiles, forklifts, and trailers), and office equipment (copiers and postage machines). The assessment of the certainty associated with the exercise of various lease renewal, termination, and purchase options included in the Company’s lease contracts is performed after contemplating all the relevant facts and circumstances in accordance with guidance under ASC 842 - “Leases.” Most of the Company’s real estate leases, in particular, include one or more options to renew, with renewal terms that typically extend the lease term in increments from one to five years. The Company’s leases do not have any significant residual value guarantees or restrictive covenants.
As the implicit rate in the Company’s leases is normally not readily determinable, the Company generally calculates its lease liabilities using discount rates based upon the Company’s incremental secured borrowing rate, which contemplates and reflects a particular geographical region’s interest rate for the leases active within that region of the Company’s global operations. The Company further utilizes a portfolio approach by assigning a “short” rate to contracts with lease terms of 10 years or less and a “long” rate for contracts greater than 10 years.
On January 26, 2022, the Company completed the acquisition of Metal Packaging, which included the acquisition of $33,910 in operating lease liabilities and $46,687 in finance lease liabilities as of the date of acquisition.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth the balance sheet location and aggregate values of the Company’s lease assets and lease liabilities at July 2, 2023 and December 31, 2022:

Classification	Balance Sheet Location	July 2, 2023	December 31, 2022
Lease Assets
Operating lease assets	Right of Use Asset - Operating Leases	$287,154	$296,781
Finance lease assets	Other Assets	100,269	103,467
Total lease assets		$387,423	$400,248

Lease Liabilities
Current operating lease liabilities	Accrued expenses and other	$50,838	$52,306
Current finance lease liabilities	Notes payable and current portion of debt	19,875	19,015
Total current lease liabilities		$70,713	$71,321

Noncurrent operating lease liabilities	Noncurrent Operating Lease Liabilities	$242,383	$250,994
Noncurrent finance lease liabilities	Long-term Debt, Net of Current Portion	79,124	83,905
Total noncurrent lease liabilities		$321,507	$334,899

Total lease liabilities		$392,220	$406,220

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
The following table sets forth the components of the Company’s total lease cost for the three- and six-month periods ended July 2, 2023 and July 3, 2022:

		Three Months Ended		Six Months Ended
Lease Cost		July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Operating lease cost	(a)	$13,891	$13,251	$27,302	$26,048
Finance lease cost:
Amortization of lease asset	(a)	3,448	3,278	6,719	5,989
Interest on lease liabilities	(b)	1,179	1,281	2,373	2,247
Variable lease cost	(a) (c)	11,296	7,167	20,673	14,522
Total lease cost		$29,814	$24,977	$57,067	$48,806

(a) Production-related and administrative amounts are included in cost of sales and selling, general and administrative expenses, respectively.
(b) Included in interest expense.
(c) Also includes short term lease costs, which are deemed immaterial.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth certain lease-related information for the six-month periods ended July 2, 2023 and July 3, 2022:

	Six Months Ended
	July 2, 2023	July 3, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$27,528	$26,295
Operating cash flows used by finance leases	$2,373	$2,247
Financing cash flows used by finance leases	$8,435	$6,019
Noncash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$9,221	$22,046
Leased assets obtained in exchange for new finance lease liabilities	$4,333	$7,511
Modification to leased assets for increase/(decrease) in operating lease liabilities	$1,173	$(4,139)
Modification to leased assets for increase in finance lease liabilities	$6	$14
Termination reclasses to decrease operating lease assets	$(2,615)	$(3,230)
Termination reclasses to decrease operating lease liabilities	$(2,686)	$(3,109)
Termination reclasses to decrease finance lease assets	$—	$(386)
Termination reclasses to decrease finance lease liabilities	$(12)	$(9)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 14: Revenue Recognition
The Company records revenue when control is transferred to the customer, which is either upon shipment or over time in cases where the Company is entitled to payment with margin for products produced that are customer specific without alternative use. The Company recognizes over time revenue under the input method as goods are produced. Revenue that is recognized at a point in time is recognized when the customer obtains control of the goods. Customers obtain control either when goods are delivered to the customer facility, if the Company is responsible for arranging transportation, or when picked up by the customer’s designated carrier. The Company commonly enters into Master Supply Arrangements with customers to provide goods and/or services over specific time periods. Customers submit purchase orders with quantities and prices to create a contract for accounting purposes. Shipping and handling expenses are included in “Cost of Sales,” and freight charged to customers is included in “Net Sales” in the Company’s Condensed Consolidated Statements of Income.
The Company has rebate agreements with certain customers. These rebates are recorded as reductions of revenue and are accrued using sales data and rebate percentages specific to each customer agreement. Accrued customer rebates are included in “Accrued expenses and other” in the Company’s Condensed Consolidated Balance Sheets.
Payment terms under the Company’s sales arrangements are short term, generally no longer than 120 days. The Company does provide prompt payment discounts to certain customers if invoices are paid within a predetermined period. Prompt payment discounts are treated as a reduction of estimated revenue and are determinable within a short time period following the sale.
The following table sets forth the effects of contract assets and liabilities from contracts with customers. Contract assets and liabilities are reported in “Other receivables” and “Accrued expenses and other,” respectively, on the Company’s Condensed Consolidated Balance Sheets.

	July 2, 2023	December 31, 2022
Contract Assets	$62,225	$56,008
Contract Liabilities	$(22,448)	$(22,423)

Significant changes in the contract assets and liabilities balances during the six-month period ended July 2, 2023 and the year ended December 31, 2022 were as follows:

	July 2, 2023		December 31, 2022
	Contract Asset	Contract Liability	Contract Asset	Contract Liability
Beginning Balance	$56,008	$(22,423)	$51,106	$(18,993)
Acquired as part of a business combination	—	—	8,107	(5,418)
Revenue deferred or rebates accrued	—	(24,337)	—	(57,510)
Recognized as revenue		6,078		18,201
Rebates paid to customers	—	18,234	—	41,297
Increases due to rights to consideration for customer specific goods produced, but not billed during the period	62,225	—	56,008	—
Transferred to receivables from contract assets recognized at the beginning of the period and acquired as part of business combinations	(56,008)	—	(59,213)	—
Ending Balance	$62,225	$(22,448)	$56,008	$(22,423)

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
The following tables set forth information about revenue disaggregated by primary geographic regions for the three-month periods ended July 2, 2023 and July 3, 2022. The tables also include a reconciliation of disaggregated revenue with reportable segments. The Company’s reportable segments are aligned by product nature as disclosed in Note 15.

Three-month period ended July 2, 2023	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary Geographical Markets:
United States	$708,660	$339,933	$161,401	$1,209,994
Europe	115,532	101,162	22,307	239,001
Canada	31,789	24,211	—	56,000
Asia	24,466	55,788	364	80,618
Other	43,158	64,049	12,470	119,677
Total	$923,605	$585,143	$196,542	$1,705,290

Three-month period ended July 3, 2022	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary Geographical Markets:
United States	$791,096	$436,680	$161,587	$1,389,363
Europe	109,910	117,376	22,563	249,849
Canada	27,980	29,312	—	57,292
Asia	23,407	76,803	270	100,480
Other	37,589	67,231	11,528	116,348
Total	$989,982	$727,402	$195,948	$1,913,332

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following tables set forth information about revenue disaggregated by primary geographic regions for the six-month periods ended July 2, 2023 and July 3, 2022. The tables also include a reconciliation of disaggregated revenue with reportable segments.

Six-month period ended July 2, 2023	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary Geographical Markets:
United States	$1,404,758	$700,713	$330,221	$2,435,692
Europe	230,139	208,970	44,593	483,702
Canada	60,591	51,163	—	111,754
Asia	48,602	114,619	694	163,915
Other	88,793	125,533	25,684	240,010
Total	$1,832,883	$1,200,998	$401,192	$3,435,073

Six-month period ended July 3, 2022	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary Geographical Markets:
United States	$1,445,511	$853,965	$327,660	$2,627,136
Europe	230,080	234,203	46,689	510,972
Canada	59,188	56,481	—	115,669
Asia	49,041	150,422	563	200,026
Other	74,261	131,458	24,792	230,511
Total	$1,858,081	$1,426,529	$399,704	$3,684,314

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
The following table sets forth net sales, intersegment sales and operating profit for the Company’s reportable segments and the All Other group of businesses. Segment operating profit is the measure of segment profit or loss reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance in accordance with ASC 280 “Segment Reporting,” as prescribed by the FASB.
Segment operating profit viewed by the Company’s management to evaluate segment performance does not include restructuring/asset impairment charges, amortization of acquisition intangibles, acquisition/divestiture-related costs, changes in LIFO inventory reserves, gains/losses from the sale of businesses, or certain other items, if any, the exclusion of which the Company believes improves the comparability and analysis of the ongoing operating performance of the business. All other general corporate expenses have been allocated as operating costs to each of the Company’s reportable segments and the All Other group of businesses.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

SEGMENT FINANCIAL INFORMATION

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Net sales:
Consumer Packaging	$923,605	$989,982	$1,832,883	$1,858,081
Industrial Paper Packaging	585,143	727,402	1,200,998	1,426,529
All Other	196,542	195,948	401,192	399,704
Net sales	$1,705,290	$1,913,332	$3,435,073	$3,684,314
Intersegment sales:
Consumer Packaging	$2,420	$2,116	$4,475	$3,526
Industrial Paper Packaging	35,411	33,496	74,131	67,136
All Other	2,145	2,522	5,417	5,223
Intersegment sales	$39,976	$38,134	$84,023	$75,885
Operating profit:
Consumer Packaging	$95,225	$139,421	$187,045	$313,030
Industrial Paper Packaging	87,040	94,201	181,407	166,862
All Other	28,675	16,529	55,908	31,053
Corporate
Restructuring/Asset impairment charges	(6,057)	(10,563)	(34,871)	(22,705)
Amortization of acquisition intangibles	(20,539)	(20,871)	(41,703)	(39,671)
Other income/(charges), net	3,515	(21,241)	69,721	(82,031)
Operating profit	$187,859	$197,476	$417,507	$366,538

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
Spartanburg
In connection with its acquisition of Tegrant in November 2011, the Company identified potential environmental contamination at a site in Spartanburg, South Carolina. Since the acquisition, the Company has spent a total of $2,053 on remediation of the Spartanburg site. At July 2, 2023 and December 31, 2022, the Company’s accrual for environmental contingencies related to the Spartanburg site totaled $5,347 and $5,425, respectively.
The Company cannot currently estimate its potential liability, damages or range of potential loss, if any, beyond the amounts accrued with respect to this exposure. However, the Company does not believe that the resolution of this matter has a reasonable possibility of having a material adverse effect on the Company’s financial statements.
Other environmental matters
The Company has been named as a potentially responsible party at several other environmentally contaminated sites. All of the sites are also the responsibility of other parties. The potential remediation liabilities are shared with such other parties, and, in most cases, the Company’s share, if any, cannot be reasonably estimated at the current time. However, the Company does not believe that the resolution of these matters has a reasonable possibility of having a material adverse effect on the Company’s financial statements. At July 2, 2023 and December 31, 2022, the Company’s accrual for these other sites totaled $1,772 and $1,840, respectively.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Summary
As of July 2, 2023 and December 31, 2022, the Company (and its subsidiaries) had accrued $7,120 and $7,265, respectively, related to environmental contingencies. These accruals are included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets.
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

FORWARD LOOKING STATEMENTS
Statements included in this Quarterly Report on Form 10-Q that are not historical in nature, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the Company and its representatives may from time to time make other oral or written statements that are also “forward-looking statements.” Words such as “anticipate,” “assume,” “believe,” “can,” “committed,” “consider,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “goal,” “guidance,” “intend,” “likely,” “may,” “might,” “objective,” “opportunity,” “outlook,” “plan,” “potential,” “project,” “seek,” “strategy,” “target,” “will,” “would,” or the negative thereof, and similar expressions identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding:
•availability and supply of raw materials and energy, and offsetting high raw material and energy costs, including the potential impact of changes in tariffs;
•the effects of economic downturns, inflation, volatility and other macroeconomic factors on the Company and its industry;
•the resiliency of the Company’s operating model;
•reduced supply chain and labor disruptions and benefits to the Company therefrom;
•potential impacts of the COVID-19 pandemic on the Company’s business, operations and financial condition;
•consumer and customer actions in connection with the COVID-19 pandemic, inflation, and the Russia-Ukraine military conflict;
•improved productivity and cost containment, including cost savings from the Company’s investments;
•improving margins and leveraging strong cash flow and financial position;
•effects and timing of, and anticipated synergies and gains resulting from our pending and completed acquisitions and divestitures, including the Company’s acquisitions of Ball Metalpack Holding, LLC, renamed Sonoco Metal Packaging (“Metal Packaging”), S.P. Holding, Skjern A/S (“Skjern”), RTS Packaging, LLC (“RTS”), Nordeste Tubetes and NE Tubetes (“Nordeste”), and the Company’s sale of its Sonoco Sustainability Solutions (“S3”) business, its U.S. and Mexico BulkSak businesses, and its South Carolina timberland properties;
•costs, timing and effects of restructuring and portfolio simplification activities;
•adequacy and anticipated amounts and uses of cash flows;
•capital allocation, including expected amounts of capital spending and expected annualized cost savings and other benefits therefrom;
•the Company’s capital structure, including the incurrence of debt and the refinancing and repayment of debt;
•financial and business strategies and the results expected of them, including with respect to strategic pricing initiatives, capital deployment and commercial, operational and supply chain excellence;
•financial results and profitability for future periods;
•producing improvements in earnings;
•profitable sales growth and rates of growth;
•market opportunities and anticipated growth thereof; as well as improvements in demand for the Company’s products;
•market leadership;
•expected impact and costs of resolution of legal proceedings;
•extent of, and adequacy of provisions for, environmental liabilities and sustainability commitments;
•commitments to reduce greenhouse gas emissions;
•the Company’s human capital management strategy
•adequacy of income tax provisions, realization of deferred tax assets, outcomes of uncertain tax issues and tax rates;
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

SONOCO PRODUCTS COMPANY
•continued payment of dividends; and
•planned stock repurchases.

Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management. Such information includes, without limitation, discussions as to guidance and other estimates, perceived opportunities, expectations, beliefs, plans, strategies, goals and objectives concerning our future financial and operating performance. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. Such risks, uncertainties and assumptions include, without limitation:
•availability, transportation and pricing of raw materials, energy and transportation, including the impact of potential changes in tariffs or sanctions and escalating trade wars and the impact of war and other geopolitical tensions (such as the ongoing military conflict between Russia and Ukraine and economic sanctions related thereto), and the Company’s ability to pass raw material, energy and transportation price increases and surcharges through to customers or otherwise manage these commodity pricing risks;
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
•costs of labor;
•work stoppages due to labor disputes;
•success of new product development, introduction and sales, including successful timing of new product or product innovation introductions;
•success of implementation of new manufacturing technologies and installation of manufacturing equipment, including the startup of new facilities and lines;
•consumer demand for products and changing consumer preferences, including changes related to inflation and other macroeconomic factors;
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
•ability to manage the mix of business and execute on the Company’s portfolio simplification strategy, including with respect to divestitures, to take advantage of growing markets while reducing cyclical effects of some of the Company’s existing businesses on operating results;
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

SONOCO PRODUCTS COMPANY
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
•changes in U.S. and foreign tariffs, tax rates, tax laws, regulations and interpretations thereof, including income, sales and use, property, value added, employment, and other taxes;
•the adoption of new, or changes in, accounting standards or interpretations;
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
•ability to meet commitments to reduce greenhouse gas emissions and to meet environmental, social, and governance (“ESG”) goals and other sustainability commitments, and challenges in implementation;
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
More information about the risks, uncertainties and assumptions that may cause actual results to differ materially from those expressed or forecasted in forward-looking statements is provided in the Company’s Annual Report on Form 10-K under Item 1A-“Risk Factors” and throughout other sections of that report and in other reports filed with the Securities and Exchange Commission. In light of these various risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q might not occur.
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

SONOCO PRODUCTS COMPANY

COMPANY OVERVIEW
Sonoco is a leading provider of consumer packaging, industrial products, and protective packaging with approximately 310 locations in 32 countries as of July 2, 2023. The Company’s operating and reporting structure consists of two reportable segments, Consumer Packaging and Industrial Paper Packaging, with all remaining businesses reported as All Other.
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
Sonoco’s strategy is to increase its long-term profitability and return capital to shareholders. Over the past several years, the Company has simplified our business portfolio around fewer, bigger businesses which has reduced operating complexity and improved agility. For example, during the quarter ended July 2, 2023, the Company completed the divestiture of its non-core U.S. BulkSak businesses, consisting of the manufacturing and distribution of flexible intermediate bulk containers, plastic and fiber pallets, and custom fit liners, for a total cash selling price of $20.8 million, and agreed to sell its Mexico BulkSak business for a total cash selling price of $1.5 million. The Company is focused on efficient capital deployment into its larger, core business units to improve economic returns and improve integration effectiveness and speed for acquired strategic assets. In parallel, Sonoco continues to work on commercial, operational, and supply chain excellence programs to shift the mix of our business towards higher-valued products, improve the contracting process to better capture input costs and the value of the services provided, and increase overall productivity.
Second Quarter 2023 Compared with Second Quarter 2022
RECONCILIATIONS OF GAAP TO NON-GAAP FINANCIAL MEASURES
To assess and communicate the financial performance of the Company, Sonoco’s management uses, both internally and externally, certain financial performance measures that are not in conformity with generally accepted accounting principles. These “non-GAAP” financial measures (referred to as “Adjusted”) reflect adjustments to the Company’s GAAP results to exclude amounts, including the associated tax effects, relating to:
•restructuring/asset impairment charges1;
•acquisition/divestiture-related costs;
•gains or losses from the divestiture of businesses and other assets;
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
The Company’s management believes the exclusion of these amounts improves the period-to-period comparability and analysis of the underlying financial performance of the business. Non-GAAP figures previously identified by the term “Base” are now identified using the term “Adjusted,” for example, “Adjusted Operating Profit”, “Adjusted Net Income” (referred to as “Adjusted Earnings”) and “Adjusted EPS.” More information about the Company’s use of non-GAAP financial measures is provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, under Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Use of Non-GAAP Financial Measures.”
In addition to the “Adjusted” results described above, the Company also uses Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA is defined as net income excluding the following: interest expense; interest income; provision for income taxes; depreciation, depletion and amortization expense; non-operating pension costs; net income/(loss) attributable to noncontrolling interests; restructuring/asset impairment charges; changes in LIFO inventory reserves; gains/losses from the divestiture of businesses and other assets; acquisition/divestiture-related costs; derivative (gains)/losses; and other non-GAAP adjustments, if any, that may arise from time to time. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by net sales.

SONOCO PRODUCTS COMPANY
The Company’s non-GAAP financial measures are not calculated in accordance with, nor are they an alternative for, measures conforming to generally accepted accounting principles, and they may be different from non-GAAP financial measures used by other companies. In addition, these non-GAAP financial measures are not based on any comprehensive set of accounting rules or principles.
The Company presents these non-GAAP financial measures to provide investors with information to evaluate Sonoco’s operating results in a manner similar to how management evaluates business performance. The Company consistently applies its non-GAAP financial measures presented herein and uses them for internal planning and forecasting purposes, to evaluate its ongoing operations, and to evaluate the ultimate performance of management and each business unit against plans/forecasts. In addition, these same non-GAAP financial measures are used in determining incentive compensation for the entire management team and in providing earnings guidance to the investing community.
Material limitations associated with the use of such measures include that they do not reflect all period costs included in operating expenses and may not be comparable with similarly named financial measures of other companies. Furthermore, the calculations of these non-GAAP financial measures are based on subjective determinations of management regarding the nature and classification of events and circumstances that the investor may find material and view differently.
To compensate for any limitations in such non-GAAP financial measures, management believes that it is useful in evaluating the Company’s results to review both GAAP information, which includes all of the items impacting financial results, and the related non-GAAP financial measures that exclude certain elements, as described above. Further, Sonoco management doe not, nor does it suggest that investors should, consider any non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Whenever reviewing a non-GAAP financial measure, investors are encouraged to review the related reconciliation to understand how it differs from the most directly comparable GAAP measure.
The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures in the Company’s Condensed Consolidated Statements of Income for each of the periods presented in conjunction with management’s analysis of the Company’s results of operations.
Adjusted Operating Profit, Adjusted Income Before Income Taxes, Adjusted Provision for Income Taxes, Adjusted Net Income Attributable to Sonoco, and Adjusted Diluted Earnings Per Share (“EPS”)

	For the three-month period ended July 2, 2023
Dollars in thousands, except per share data	Operating Profit	Income Before Income Taxes	Provision for Income Taxes	Net Income Attributable to Sonoco	Diluted EPS
As Reported	$187,859	$152,177	$40,740	$114,649	$1.16
Acquisition/Divestiture-related costs	4,532	4,532	990	3,542	0.03
Changes in LIFO inventory reserves	(1,575)	(1,575)	(395)	(1,180)	(0.01)
Amortization of acquisition intangibles	20,539	20,539	4,992	15,547	0.16
Restructuring/Asset impairment charges	6,057	6,057	1,325	4,669	0.05
Gain on divestiture of business and other assets	(7,371)	(7,371)	(1,825)	(5,546)	(0.06)
Non-operating pension costs	—	3,342	828	2,514	0.03
Net gain from derivatives	(4,288)	(4,288)	(1,070)	(3,219)	(0.04)
Other adjustments	5,187	5,187	212	4,975	0.06
Total adjustments	$23,081	$26,423	$5,057	$21,302	$0.22
Adjusted	$210,940	$178,600	$45,797	$135,951	$1.38
Due to rounding, individual items may not sum appropriately.

SONOCO PRODUCTS COMPANY

	For the three-month period ended July 3, 2022
Dollars in thousands, except per share data	Operating Profit	Income Before Income Taxes	Provision for Income Taxes	Net Income Attributable to Sonoco	Diluted EPS
As Reported	$197,476	$172,638	$44,599	$131,672	$1.33
Acquisition/Divestiture-related costs	12,281	12,281	3,009	9,272	0.09
Changes in LIFO inventory reserves	6,340	6,340	1,563	4,777	0.05
Amortization of acquisition intangibles	20,871	20,871	5,099	15,772	0.16
Restructuring/Asset impairment charges	10,563	10,563	842	9,760	0.10
Non-operating pension costs	—	1,677	461	1,216	0.01
Net loss from derivatives	2,802	2,802	718	2,084	0.02
Other adjustments	(182)	(318)	423	(741)	—
Total adjustments	$52,675	$54,216	$12,115	$42,140	$0.43
Adjusted	$250,151	$226,854	$56,714	$173,812	$1.76
Due to rounding, individual items may not sum appropriately.

Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended
Dollars in thousands	July 2, 2023	July 3, 2022

Net income attributable to Sonoco	$114,649	$131,672
Adjustments
Interest expense	34,284	23,947
Interest income	(1,944)	(786)
Provision for income taxes	40,740	44,599
Depreciation, depletion, and amortization	81,679	78,629
Non-operating pension costs	3,342	1,677
Net income attributable to noncontrolling interests	100	95
Restructuring/Asset impairment charges	6,057	10,563
Changes in LIFO inventory reserves	(1,575)	6,340
Gain from divestiture of business and sale of other assets	(7,371)	—
Acquisition/Divestiture-related costs	4,532	12,281
Net (gain)/loss from derivatives	(4,288)	2,802
Other non-GAAP adjustments	5,187	(182)
Adjusted EBITDA	$275,392	$311,637

Net Sales	$1,705,290	$1,913,332
Adjusted EBITDA Margin	16.1%	16.3%

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

SONOCO PRODUCTS COMPANY
Segment results viewed by Company’s management to evaluate segment performance do not include restructuring/asset impairment charges, amortization of acquisition intangibles, acquisition/divestiture-related costs, changes in LIFO inventory reserves, gains/losses from the sale of businesses and other assets, or certain other items, if any, the exclusion of which the Company believes improves the comparability and analysis of the ongoing operating performance of the business. Accordingly, the term “segment operating profit” is defined as the segment’s portion of “operating profit” excluding those items. All other general corporate expenses have been allocated as operating costs to each of the Company’s reportable segments and All Other.

Segment Adjusted EBITDA and All Other Adjusted EBITDA Reconciliation
For the Three Months Ended July 2, 2023
Dollars in thousands	Consumer Packaging segment	Industrial Paper Packaging segment	All Other	Corporate	Total
Segment and Total Operating Profit	$95,225	$87,040	$28,675	$(23,081)	$187,859
Adjustments:
Depreciation, depletion and amortization[1]	29,955	25,008	6,177	20,539	81,679
Equity in earnings of affiliates, net of tax	134	3,178	—	—	3,312
Restructuring/Asset impairment charges[2]	—	—	—	6,057	6,057
Changes in LIFO inventory reserves[3]	—	—	—	(1,575)	(1,575)
Acquisition/Divestiture-related costs[4]	—	—	—	4,532	4,532
Gain from divestiture of business and other assets[5]	—	—	—	(7,371)	(7,371)
Net gains from derivatives[6]	—	—	—	(4,288)	(4,288)
Other non-GAAP adjustments	—	—	—	5,187	5,187
Segment Adjusted EBITDA	$125,314	$115,226	$34,852	$—	$275,392

Net Sales	$923,605	$585,143	$196,542
Segment Operating Profit Margin	10.3%	14.9%	14.6%
Segment Adjusted EBITDA Margin	13.6%	19.7%	17.7%

1 Included in Corporate is the amortization of acquisition intangibles associated with the Consumer Packaging segment of $14,205, the Industrial Paper Packaging segment of $2,565, and All Other of $3,769.
2 Included in Corporate are restructuring/asset impairment charges associated with the Consumer Packaging segment of $1,928, the Industrial Paper Packaging segment of $1,987, and All Other of $2,952.
3 Included in Corporate are changes in LIFO inventory reserves associated with and the Industrial Paper Packaging segment of $(1,575).
4 Included in Corporate are Acquisition/Divestiture-related costs associated with the Consumer Packaging segment of $112 and the Industrial Paper Packaging segment of $60.
5Included in Corporate is the gain from the sale of the Company’s U.S. BulkSak businesses, associated with the Industrial Paper Packaging segment, in the amount of $(7,371).
6 Included in Corporate are net gains on derivatives associated with the Consumer Packaging segment of $(600), the Industrial Paper Packaging segment of $(2,835), and All Other of $(853).

SONOCO PRODUCTS COMPANY

Segment Adjusted EBITDA and All Other Adjusted EBITDA Reconciliation
For the Three Months Ended July 3, 2022
Dollars in thousands	Consumer Packaging segment	Industrial Paper Packaging segment	All Other	Corporate	Total
Segment and Total Operating Profit	$139,421	$94,201	$16,529	$(52,675)	$197,476
Adjustments:
Depreciation, depletion, and amortization[1]	28,323	23,153	6,282	20,871	78,629
Equity in earnings of affiliates, net of tax	47	3,681	—	—	3,728
Restructuring/Asset impairment charges[2]	—	—	—	10,563	10,563
Changes in LIFO inventory reserves[3]	—	—	—	6,340	6,340
Acquisition/Divestiture-related costs[4]	—	—	—	12,281	12,281
Net losses from derivatives[5]	—	—	—	2,802	2,802
Other non-GAAP adjustments	—	—	—	(182)	(182)
Segment Adjusted EBITDA	$167,791	$121,035	$22,811	$—	$311,637

Net Sales	$989,982	$727,402	$195,948
Segment Operating Profit Margin	14.1%	13.0%	8.4%
Segment Adjusted EBITDA Margin	16.9%	16.6%	11.6%

1 Included in Corporate is the amortization of acquisition intangibles associated with the Consumer Packaging segment of $14,423, the Industrial Paper Packaging segment of $2,038, and All Other of $4,410.
2 Included in Corporate are restructuring/asset impairment charges associated with the Consumer Packaging segment of $2,798, the Industrial Paper Packaging segment of $4,459, and All Other of $(495).
3 Included in Corporate are changes in LIFO inventory reserves associated with the Consumer Packaging segment of $4,150 and the Industrial Paper Packaging segment of $2,190.
4 Included in Corporate are Acquisition/Divestiture-related costs are charges associated with the Consumer Packaging segment of $10,490.
5 Included in Corporate are net losses on derivatives associated with the Consumer Packaging segment of $406, the Industrial Paper Packaging segment of $1,819, and All Other of $577.
RESULTS OF OPERATIONS
The following discussion provides a review of results for the three-month period ended July 2, 2023 versus the three-month period ended July 3, 2022.
OVERVIEW
Net sales for the second quarter of 2023 declined by $208.0 million or 10.9%, to $1.71 billion, compared to $1.91 billion in the same period last year. The decline was attributable to lower overall volumes, including the impact of divestitures, of $189.8 million, lower selling prices of $15.0 million, destocking trends among our customers, and the unfavorable impact of foreign currency translation.
Net income attributable to Sonoco for the second quarter of 2023 decreased to $114.6 million, or $1.16 per diluted share, compared to $131.7 million, or $1.33 per diluted share, for the same period of 2022. Net income in the current period continued to benefit primarily from the Company’s strategic pricing actions in the Industrial Paper Packaging segment and improving manufacturing productivity; however, these benefits were offset by lower overall volume and mix and higher net interest expense. Adjusted Earnings for the second quarter of 2023 were $136.0 million ($1.38 per diluted share), compared with $173.8 million ($1.76 per diluted share), during the same period in 2022.

SONOCO PRODUCTS COMPANY
GAAP operating profit for the second quarter of 2023 was $187.9 million, a decrease of 4.9% from the $197.5 million reported in the second-quarter of 2022. The decrease in GAAP operating profit was primarily the result of lower overall volume and mix across most of the businesses, destocking trends among our customers, partially offset by the favorable impact of strategic pricing actions in the Industrial Paper Packaging segment, manufacturing productivity, the gain on the divestiture of the U.S. BulkSak businesses, and lower quarter over quarter restructuring and acquisition/divestiture-related costs. Adjusted Operating Profit for the second quarter of 2023 was $210.9 million, a decrease of 15.7% from the $250.2 million reported in the same period in 2022. The declines in Adjusted Earnings and Adjusted Operating Profit were due to lower overall volume and mix across most of the businesses, partially offset by favorable impact of strategic pricing actions and manufacturing productivity.

COSTS AND EXPENSES
Cost of goods sold decreased by $178.4 million, or 11.7%, in the second quarter of 2023 compared with the same period last year. The decrease was driven primarily by lower volumes and lower input costs.
Gross profit was $357.3 million for the three-month period ended July 2, 2023, which was $29.7 million lower than the prior-year period. The decrease in gross profit was driven by volume declines which were partially offset by the benefit from strategic pricing actions and productivity. Gross profit as a percent of sales increased to 21.0% from 20.2% in the prior-year quarter.
Selling, general and administrative costs decreased by $8.2 million, or 4.6%, in the second quarter of 2023 compared with the same period last year. The decrease was due to lower year-over-year management incentive accruals, which more than offset salary inflation increases.
Restructuring/Asset impairment charges totaled $6.1 million in the second quarter of 2023, compared with $10.6 million during the same period last year. Additional information regarding restructuring and asset impairment charges is provided in Note 5 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Gain on divestiture of business and other assets of $7.4 million in the second quarter of 2023 reflects the gain from the divestiture of the Company’s U.S. BulkSak businesses.
Net interest expense for the second quarter of 2023 increased to $32.3 million, compared with $23.2 million during the second quarter of 2022. The increase of $9.2 million was primarily due to higher quarter-over-quarter average debt balances resulting from the term loan executed in December 2022 and the impact of higher interest rates on the Company’s variable rate debt.
The effective tax rates reflected in GAAP net income and Adjusted Earnings in the second quarter of 2023 were 26.8% and 25.6%, respectively, compared with 25.8% and 25.0%, respectively, in the prior year’s quarter. The increase in the effective tax rates on both GAAP and Adjusted Earnings was due primarily to activity discrete to the second quarter of 2022. The GAAP rate varied more from the prior year’s quarter due to variances in tax rates between the jurisdictions in which the respective income and charges were taxed.

REPORTABLE SEGMENTS
The Company’s operating and reporting structure consists of two reportable segments, Consumer Packaging and Industrial Paper Packaging, with all remaining businesses reported as All Other. The following table summarizes net sales attributable to each of the Company’s segments and All Other for the second quarters of 2023 and 2022:

	Three Months Ended
(Dollars in thousands)	July 2, 2023	July 3, 2022	% Change
Net sales:
Consumer Packaging	$923,605	$989,982	(6.7)%
Industrial Paper Packaging	585,143	727,402	(19.6)%
All Other	196,542	195,948	0.3%
Net sales	$1,705,290	$1,913,332	(10.9)%

SONOCO PRODUCTS COMPANY

The following table summarizes operating profit attributable to each of the Company’s reportable segments, the All Other group of businesses, and Corporate-related activity during the second quarters of 2023 and 2022:

	Three Months Ended
(Dollars in thousands)	July 2, 2023	July 3, 2022	% Change
Operating profit:
Consumer Packaging	$95,225	$139,421	(31.7)%
Industrial Paper Packaging	87,040	94,201	(7.6)%
All Other	28,675	16,529	73.5%
Corporate
Restructuring/Asset impairment charges	(6,057)	(10,563)
Amortization of acquisition intangibles	(20,539)	(20,871)
Other non-GAAP charges, net	3,515	(21,241)
Operating profit	$187,859	$197,476	(4.9)%
The following table summarizes Adjusted EBITDA attributable to each of the Company’s reportable segments, and the All Other group of businesses during the second quarters of 2023 and 2022:

	Three Months Ended
(Dollars in thousands)	July 2, 2023	July 3, 2022	% Change
Adjusted EBITDA:
Consumer Packaging	$125,314	$167,791	(25.3)%
Industrial Paper Packaging	115,226	121,035	(4.8)%
All Other	34,852	22,811	52.8%
Adjusted EBITDA	$275,392	$311,637	(11.6)%

The following table summarizes restructuring/asset impairment charges/(income) attributable to each of the Company’s reportable segments, the All Other group of businesses, and Corporate-related activity during the second quarters of 2023 and 2022:

	Three Months Ended
(Dollars in thousands)	July 2, 2023	July 3, 2022
Restructuring/Asset impairment charges/(income):
Consumer Packaging	$1,928	$2,798
Industrial Paper Packaging	1,987	4,459
All Other	2,952	(495)
Corporate	(810)	3,801
Restructuring/Asset impairment charges	$6,057	$10,563
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
Segment sales decreased approximately 6.7% compared to the prior year’s quarter as volumes were impacted by destocking trends among our customers and inflationary pressures within the retail sector.
Segment operating profit and Adjusted EBITDA decreased by 31.7% and 25.3%, respectively. The decline was largely due to continued unfavorable metal price overlap in metal packaging and non-market share related volume declines in several key food and aerosol accounts. These declines were partially offset by continued strong performance in the flexible packaging and rigid paper container businesses.

SONOCO PRODUCTS COMPANY
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
Segment sales decreased 19.6% from the prior year’s quarter due to general volume and mix declines attributable to both the exit from the corrugated medium market and the sale of S3, as well as weakness in global demand for converted paper, which appears to have shown limited signs of near-term improvement.
Segment operating profit and Adjusted EBITDA decreased 7.6% and 4.8%, respectively, as the impact of lower volumes was partially offset by the price/cost benefits of strategic pricing actions and lower material costs. Segment operating profit margin improved to 15% in the second quarter of 2023 from 13% in the same period last year and Segment Adjusted EBITDA margin improved to 20% in the second quarter compared to 17% in the same period last year due to favorable resets in commercial contracts with certain customers and suppliers and improved operational efficiencies in our manufacturing facilities.
All Other
The primary products produced with the All Other group of businesses consist of a variety of packaging materials including plastic, paper, foam, and various other specialty materials serving a wide variety of end markets including consumer staples, consumer discretionary, industrial and pharmaceuticals.
Sales improved 0.3% from the prior year’s quarter due to strategic pricing actions, which were largely offset by volume and mix declines.
Operating profit improved 73.5% and Adjusted EBITDA improved 52.8% in the second quarter of 2023 compared to the same period last year, primarily due to positive strategic pricing performance and strong productivity. As a result, operating margin increased to 14.6% in the second quarter of 2023 compared to 8.4% in the same quarter last year.

SONOCO PRODUCTS COMPANY

Six Months Ended July 2, 2023 Compared with Six Months Ended July 3, 2022
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

	For the six-month period ended July 2, 2023
Dollars in thousands, except per share data	Operating Profit	Income Before Income Taxes	Provision for Income Taxes	Net Income Attributable to Sonoco	Diluted EPS
As Reported	$417,507	$345,497	$87,652	$262,968	$2.66
Acquisition/Divestiture-related costs	9,720	9,720	2,270	7,450	0.08
Changes in LIFO inventory reserves	(7,000)	(7,000)	(1,749)	(5,252)	(0.05)
Amortization of acquisition intangibles	41,703	41,703	10,119	31,584	0.32
Restructuring/Asset impairment charges	34,871	34,871	7,959	26,683	0.27
Gain on divestiture of business and sale of other assets	(79,381)	(79,381)	(18,947)	(60,434)	(0.61)
Non-operating pension costs	—	7,000	1,737	5,263	0.05
Net loss from derivatives	1,797	1,797	448	1,348	0.01
Other adjustments	5,144	5,144	1,167	3,979	0.04
Total adjustments	$6,854	$13,854	$3,004	$10,621	$0.11
Adjusted	$424,361	$359,351	$90,656	$273,589	$2.77

Due to rounding, individual items may not sum appropriately.

	For the six-month period ended July 3, 2022
Dollars in thousands, except per share data	Operating Profit	Income Before Income Taxes	Provision for Income Taxes	Net Income Attributable to Sonoco	Diluted EPS
As Reported	$366,538	$321,310	$79,888	$247,005	$2.50
Acquisition/Divestiture-related costs	60,633	60,633	14,764	45,869	0.47
Changes in LIFO inventory reserves	25,390	25,390	6,396	18,994	0.19
Amortization of acquisition intangibles	39,671	39,671	9,728	29,942	0.30
Restructuring/Asset impairment charges	22,705	22,705	2,477	20,329	0.21
Non-operating pension costs	—	3,002	844	2,157	0.02
Net gain from derivatives	(3,795)	(3,795)	(955)	(2,838)	(0.03)
Other adjustments	(198)	(334)	4,619	(4,953)	(0.05)
Total adjustments	$144,406	$147,272	$37,873	$109,500	$1.11
Adjusted	$510,944	$468,582	$117,761	$356,505	$3.61

Due to rounding, individual items may not sum appropriately.

SONOCO PRODUCTS COMPANY
Adjusted EBITDA and Adjusted EBITDA Margin

	Six Months Ended
Dollars in thousands	July 2, 2023	July 3, 2022

Net income attributable to Sonoco	$262,968	$247,005
Adjustments
Interest expense	68,516	44,528
Interest income	(3,506)	(2,302)
Provision for income taxes	87,652	79,888
Depreciation, depletion, and amortization	163,817	151,944
Non-operating pension costs	7,000	3,002
Net income attributable to noncontrolling interests	45	369
Restructuring/Asset impairment charges	34,871	22,705
Changes in LIFO inventory reserves	(7,000)	25,390
Gain from divestiture of business and sale of other assets	(79,381)	—
Acquisition/Divestiture-related costs	9,720	60,633
Net loss/(gain) from derivatives	1,796	(3,794)
Other non-GAAP adjustments	5,144	(198)
Adjusted EBITDA	$551,642	$629,170

Net Sales	$3,435,073	$3,684,314
Adjusted EBITDA Margin	16.1%	17.1%

SONOCO PRODUCTS COMPANY
The following tables reconcile Segment Operating Profit, the closest GAAP measure of profitability, to Segment Adjusted EBITDA.

Segment Adjusted EBITDA and All Other Adjusted EBITDA Reconciliation
For the Six Months Ended July 2, 2023
Dollars in thousands	Consumer Packaging segment	Industrial Paper Packaging segment	All Other	Corporate	Total
Segment and Total Operating Profit	$187,045	$181,407	$55,908	$(6,853)	$417,507
Adjustments:
Depreciation, depletion and amortization[1]	59,994	49,886	12,234	41,703	163,817
Equity in earnings of affiliates, net of tax	209	4,959	—	—	5,168
Restructuring/Asset impairment charges[2]	—	—	—	34,871	34,871
Changes in LIFO inventory reserves[3]	—	—	—	(7,000)	(7,000)
Acquisition/Divestiture-related costs[4]	—	—	—	9,720	9,720
Gains from divestiture of business and other assets[5]	—	—	—	(79,381)	(79,381)
Net losses from derivatives[6]	—	—	—	1,796	1,796
Other non-GAAP adjustments	—	—	—	5,144	5,144
Segment Adjusted EBITDA	$247,248	$236,252	$68,142	$—	$551,642

Net Sales	$1,832,883	$1,200,998	$401,192
Segment Operating Profit Margin	10.2%	15.1%	13.9%
Segment Adjusted EBITDA Margin	13.5%	19.7%	17.0%

1 Included in Corporate is the amortization of acquisition intangibles associated with the Consumer Packaging segment of $28,633, the Industrial Paper Packaging segment of $5,499, and All Other of $7,571.
2 Included in Corporate are restructuring/asset impairment charges associated with the Consumer Packaging segment of $3,504, the Industrial Paper Packaging segment of $26,531, and All Other of $4,109.
3 Included in Corporate are changes in LIFO inventory reserves associated with the Consumer Packaging segment of $(6,103) and the Industrial Paper Packaging segment of $(897).
4 Included in Corporate are Acquisition/Divestiture-related costs associated with the Consumer Packaging segment of $892 and the Industrial Paper Packaging segment of $349.
5 Included in Corporate are gains from the sale of the Company’s timberland properties in the amount of $(60,945), the sale of its S3 business in the amount of $(11,065), and the sale of its U.S. BulkSak businesses in the amount of $(7,371), all of which are associated with the Industrial Paper Packaging segment.
6 Included in Corporate are losses on derivatives associated with the Consumer Packaging segment of $274, the Industrial Paper Packaging segment of $1,133, and All Other of $389.

SONOCO PRODUCTS COMPANY

Segment Adjusted EBITDA and All Other Adjusted EBITDA Reconciliation
For the Six Months Ended July 3, 2022
Dollars in thousands	Consumer Packaging segment	Industrial Paper Packaging segment	All Other	Corporate	Total
Segment and Total Operating Profit	$313,030	$166,862	$31,053	$(144,407)	$366,538
Adjustments:
Depreciation, depletion, and amortization[1]	54,059	45,777	12,437	39,671	151,944
Equity in earnings of affiliates, net of tax	9	5,943	—	—	5,952
Restructuring/Asset impairment charges[2]	—	—	—	22,705	22,705
Changes in LIFO inventory reserves[3]	—	—	—	25,390	25,390
Acquisition/Divestiture-related costs[4]	—	—	—	60,633	60,633
Net gain from derivatives[5]	—	—	—	(3,794)	(3,794)
Other non-GAAP adjustments	—	—	—	(198)	(198)
Segment Adjusted EBITDA	$367,098	$218,582	$43,490	$—	$629,170

Net Sales	$1,858,081	$1,426,529	$399,704
Segment Operating Profit Margin	16.8%	11.7%	7.8%
Segment Adjusted EBITDA Margin	19.8%	15.3%	10.9%
1 Included in Corporate is the amortization of acquisition intangibles associated with the Consumer Packaging segment of $26,612, the Industrial Paper Packaging segment of $4,125, and All Other of $8,934.
2 Included in Corporate are restructuring/asset impairment charges associated with the Consumer Packaging segment of $5,109, the Industrial Paper Packaging segment of $11,520, and All Other of $(417).
3 Included in Corporate are changes in LIFO inventory reserves associated with the Consumer Packaging segment of $24,242 and the Industrial Paper Packaging segment of $1,148.
4 Included in Corporate are Acquisition/Divestiture-related costs associated with the Consumer Packaging segment of $37,184 and the Industrial Paper Packaging segment of $1,066.
5 Included in Corporate are net gains on derivatives associated with the Consumer Packaging segment of $(550), the Industrial Paper Packaging segment of $(2,462), and All Other of $(782).
RESULTS OF OPERATIONS
The following discussion provides a review of results for the six-month period ended July 2, 2023 compared with the six-month period ended July 3, 2022.
OVERVIEW
Net sales for the first six months of 2023 decreased 6.8 percent to $3.4 billion, compared with $3.7 billion in the same period last year. The decline was attributable to lower overall volume/mix, including the impact of acquisitions and divestitures of $306.1 million and the unfavorable impact of foreign currency translation totaling approximately $26.2 million. These reductions were partially offset by higher selling prices in the amount of $83.1 million.
Net income attributable to Sonoco for the first six months of 2023 increased to $263.0 million, or $2.66 per diluted share, compared to $247.0 million, or $2.50 per diluted share, reported for the same period of 2022. These GAAP results include net after-tax, non-GAAP charges totaling $10.6 million and $109.5 million in the first six months of 2023 and 2022, respectively. In both years, these net non-GAAP charges included acquisition/divestiture-related charges, amortization of acquisition intangibles, restructuring/asset impairment charges, changes in LIFO inventory reserves, and other non-GAAP adjustments as reflected in the preceding reconciliations. In addition, the non-GAAP adjustments in 2023 also included gains from the divestiture of businesses and from the sale of other assets.
Excluding these non-GAAP adjustments, Adjusted Earnings for the six-month period ended July 2, 2023 decreased 23.3 percent to $273.6 million, or $2.77 per diluted share, from $356.5 million, or $3.61 per diluted share, in the same period in 2022.

SONOCO PRODUCTS COMPANY
The decrease in Adjusted Earnings of $82.9 million was largely attributable to lower volumes in most businesses and higher interest expense. Price/cost, though favorable in the Industrial Paper Packaging segment and All Other, was more than offset by negative price/cost in the Consumer Packaging segment. These declines were partially offset by strong year-over-year productivity improvements.
COSTS AND EXPENSES
Cost of goods sold decreased $222.4 million, or 7.6 percent, while the Company’s gross profit margin percentage increased to 21.3 percent for the first six months of 2023, compared to 20.6 percent in the prior-year period. The decrease in cost of goods sold was driven primarily by lower volumes, lower input costs, and the non-recurrence in the current year of $33.2 million acquisition-date fair value adjustments to finished goods inventory recognized in cost of goods sold in the first six months of 2022 in connection with the Metal Packaging acquisition.
GAAP Selling, general and administrative costs for the first six months of 2023 decreased $10.6 million, or 2.9 percent, year over year. The decrease was largely driven by lower year-over-year acquisition/divestiture-related costs and lower management incentive compensation costs, partially offset by salary inflation.
Net restructuring costs and asset impairment charges totaled $34.9 million in the first six months of 2023, compared with $22.7 million of net charges in the same period last year. The year-over-year increase was primarily the result of costs associated with the closure of the Company’s paper mill in Hutchinson, Kansas in the first quarter of 2023. Charges in the first six months of 2022 included $9.2 million of asset impairment charges resulting from the Company’s exit from its operations in Russia. Additional information regarding restructuring and asset impairment charges is provided in Note 5 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Gain on divestiture of business and other assets of $79.4 million in the six-month period ended July 3, 2023 reflects gains from the sales of the Company’s timberland properties and S3 and U.S. BulkSak businesses.
Non-operating pension costs increased $4.0 million year over year due primarily to higher interest costs resulting from rising interest rates. Additional information regarding costs of the Company’s retirement plans is provided in Note 11 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
GAAP net interest expense for the first six months of 2023 increased to $65.0 million, compared with $42.2 million during the first six months of 2022. The increase of $22.8 million was primarily due to higher year-over-year average debt balances resulting from the term loan executed in December 2022 and the impact of higher interest rates on the Company’s variable rate debt.
The effective tax rates reflected in GAAP net income and Adjusted Earnings in the first six months of 2023 were 25.4 percent and 25.2 percent, respectively, compared with 24.9 percent and 25.1 percent for the GAAP net income and Adjusted Earnings, respectively, in the prior-year period. The increase in the effective tax rate on GAAP net income was due primarily to activity discrete to the second quarter of 2022. The effective tax rate on Adjusted Earnings was flat year over year.

SONOCO PRODUCTS COMPANY
REPORTABLE SEGMENTS
The following table summarizes net sales attributable to each of the Company’s reportable segments, and the All Other group of businesses during the first six months of 2023 and 2022:

	Six Months Ended
(Dollars in thousands)	July 2, 2023	July 3, 2022	% Change
Net sales:
Consumer Packaging	$1,832,883	$1,858,081	(1.4)%
Industrial Paper Packaging	1,200,998	1,426,529	(15.8)%
All Other	401,192	399,704	0.4%
Net sales	$3,435,073	$3,684,314	(6.8)%
The following table summarizes operating profit attributable to each of the Company’s reportable segments, the All Other group of businesses, and Corporate-related activity during the first six months of 2023 and 2022:

	Six Months Ended
(Dollars in thousands)	July 2, 2023	July 3, 2022	% Change
Operating profit:
Consumer Packaging	$187,045	$313,030	(40.2)%
Industrial Paper Packaging	181,407	166,862	8.7%
All Other	55,908	31,053	80.0%
Corporate
Restructuring/Asset impairment charges	(34,871)	(22,705)
Amortization of acquisition intangibles	(41,703)	(39,671)
Other non-GAAP charges, net	69,721	(82,031)
Operating profit	$417,507	$366,538	13.9%
The following table summarizes Adjusted EBITDA attributable to each of the Company’s reportable segments and the All Other group of businesses during the first six months of 2023 and 2022:

	Six Months Ended
(Dollars in thousands)	July 2, 2023	July 3, 2022	% Change
Adjusted EBITDA:
Consumer Packaging	$247,248	$367,098	(32.6)%
Industrial Paper Packaging	236,252	218,582	8.1%
All Other	68,142	43,490	56.7%
Adjusted EBITDA	$551,642	$629,170	(12.3)%
The following table summarizes restructuring/asset impairment charges/(income) attributable to each of the Company’s reportable segments, the All Other group of businesses, and Corporate-related activity during the first six months of 2023 and 2022:

	Six Months Ended
(Dollars in thousands)	July 2, 2023	July 3, 2022
Restructuring/Asset impairment charges/(income):
Consumer Packaging	$3,504	$5,109
Industrial Paper Packaging	26,531	11,520
All Other	4,109	(417)
Corporate	727	6,493
Restructuring/Asset impairment charges	$34,871	$22,705

SONOCO PRODUCTS COMPANY
Consumer Packaging
Segment sales decreased 1.4 percent year to date compared to the prior-year period as $57.9 million from higher selling prices, largely implemented to recover increased raw material and other operating costs, and approximately $78.7 million of sales from the January 2022 Metal Packaging acquisition, were more than offset by $157.1 million of unfavorable volume/mix and $4.7 million from the unfavorable impact of foreign currency translation.
Year-to-date segment operating profit decreased 40.2 percent as both unfavorable price/cost and unfavorable volume/mix were only partially offset by productivity gains. As a result, segment operating profit margin decreased from 16.8 percent in the first six months of 2022 to 10.2 percent in the first six months of 2023.
Industrial Paper Packaging
Segment sales decreased 15.8 percent year to date versus the prior-year period due to unfavorable volume/mix of $192.3 million, the impact of divestitures of $10.9 million, and other unfavorable impacts, principally foreign currency translation totaling $22.3 million.
Segment operating profit increased 8.7 percent from the prior-year period driven by price/cost gains, including the benefits of strategic pricing initiatives. These gains were partially offset by lower volumes and a negative impact from foreign exchange. As a result, segment operating margins were up 341 basis points to 15.1 percent.
All Other
Sales for All Other increased 0.4 percent year to date to increased selling prices, which were implemented to recover increased costs, and increased productivity, were mostly offset by the impact of lower volumes.
All Other operating profit increased 80.0 percent year to date due to the impact of a favorable price/cost relationship and strong productivity gains, partially offset by the impact of lower volumes. Segment operating margin increased to 13.9 percent year to date from 7.8 percent in 2022.

Financial Position, Liquidity and Capital Resources
Cash generated from operations for the first six months of 2023 was $348.6 million, compared with $184.5 million in the same period of 2022, an increase of $164.1 million. GAAP net income increased by $15.6 million year over year, reflecting the non-cash gains from the sales of the Company’s S3 business, U.S. BulkSak businesses and timberland properties during the first six months of 2023. Cash contributions to the Company’s retirement plans were $7.5 million in the first six months of 2023, compared with $30.8 million in the same period last year. The contributions in the prior year included the final Sonoco Retirement Contribution (“SRC”), the non-elective component of the Sonoco Savings Plan. The SRC was terminated as of December 31, 2021. Net working capital provided $0.9 million of cash in the first six months of 2023, while it used $258.5 million in the same period last year, for a year-over-year increase in operating cash flow of $259.4 million. The year-over-year improvement was driven largely by inventory reductions in the current year. Beginning in the first six months of 2022, inventory levels increased to mitigate supply chain uncertainty caused by lack of availability and shipment delays. While inventories at July 2, 2023 were at a consistent level with July 3, 2022, they decreased during the first six months of 2023 driven by a strong focus on inventory reduction across all businesses. The year-over-year decrease in accounts payable was attributable to the lower spending on inventories and a decline in the cost of inputs (principally steel and old corrugated containers). While accounts receivable increased during the first six months of 2023, the increase was much smaller than experienced during the first six months of 2022, when higher selling prices increased accounts receivable significantly. The Company continues to actively manage all components of net working capital, particularly inventory reduction initiatives in response to supply chain normalization, in an effort to manage operational efficiency and cash management goals while supporting the needs of its customers.
Changes in accrued expenses and other assets and liabilities used $38.0 million in the six-month period ended July 2, 2023, compared with a cash provision of $5.6 million in the same period last year. The $43.5 million additional use of cash was largely driven by the higher year-over-year payout of management incentive compensation.
Investing activities used $80.4 million of cash in the first six months of 2023, compared with $1,480.3 million in the same period last year. The lower year-over-year use of cash was primarily attributable to lower acquisition spending as the Company invested $1,333.8 million in the Metal Packaging acquisition in the first six months of 2022, but did not complete any acquisitions in the first six months of 2023. Capital expenditures during the first six months of 2023 were $161.7 million, $12.8 million higher than the same period last year. The year-over-year increase was largely driven by increased investments in strategic growth and productivity projects in both the Consumer Packaging and the Industrial Packaging segments. Proceeds from the sale of businesses provided $13.8 million of cash in the first six months of 2023 as the Company received cash from the sale of its S3 business and proceeds from the sale of assets were $67.1 million

SONOCO PRODUCTS COMPANY
higher year over year, primarily due to proceeds from the sale of the Company’s timberland properties in March 2023. Other net investing activities used $2.1 million more cash year over year, primarily as a result of the Company’s purchase of a 2.7% equity interest in Northstar during the six-month period ended July 2, 2023. Net capital spending for 2023 is expected to be approximately $305 million compared to $319 million in 2022.
Financing activities used $185.0 million of cash in the six-month period ended July 2, 2023, while providing $1,303.4 million in the corresponding prior-year period, a year-over-year decrease of $1.5 billion. The decrease was largely driven by higher debt proceeds in the prior year, primarily to fund the Metal Packaging acquisition. These included $1.2 billion of net proceeds from the issuance of unsecured notes and $300 million of proceeds from a three-year term loan facility. The Company used cash of $14.5 million to purchase a noncontrolling interest in Graffo in the first quarter of 2022. Cash used to repurchase the Company’s common stock to satisfy employee tax withholding obligations in association with the exercise of certain share-based compensation awards was $10.6 million in the six-month period ended July 2, 2023, compared to $4.0 million in the same period last year.
The Company’s cash balances are held in numerous locations throughout the world. At July 2, 2023 and December 31, 2022, approximately $173.0 million and $170.1 million, respectively, of the Company’s reported cash and cash equivalents balances of $319.2 million and $227.4 million, respectively, were held outside of the United States by its foreign subsidiaries. Cash held outside of the United States is available to meet local liquidity needs or for capital expenditures, acquisitions, and other offshore growth opportunities. As the Company has maintained sufficient domestic liquidity through a combination of operating cash flow generation and access to bank and capital market borrowings, management has generally considered its foreign unremitted earnings to be indefinitely invested outside the United States and currently has no plans to repatriate such earnings, other than excess cash balances that can be repatriated at minimal tax cost. Accordingly, as of July 2, 2023 the Company is not providing for taxes on these amounts for financial reporting purposes. Computation of the potential deferred tax liability associated with unremitted earnings considered to be indefinitely reinvested is not practicable.
The Company uses a notional pooling arrangement with an international bank to help manage global liquidity requirements. Under this pooling arrangement, the Company and its participating subsidiaries may maintain either a cash deposit or borrowing position through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits, and has the right to offset the cash deposits against the borrowings, the bank provides the Company and its participating subsidiaries favorable interest terms on both the cash deposit and borrowing positions.
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
Recent events in the banking sector have caused the Company to review and assess risk with respect to our banking partners, including the syndicate of nine banks that participate in our term loan facilities and revolving credit facilities. All of our banks are considered Large Financial Institutions and subject to higher reporting and stress testing requirements, and six of the nine banks are considered Globally Systemically Important Banks (“GSIB”) and subject to the highest stress testing and capital requirements. All of the banks that participate in our term loans and the $750 million revolving credit facility which backstops our commercial paper program are of the highest credit quality. The Company generally does not hold cash deposits with banks in excess of operational needs, and our operating balances across the world are held in a well-diversified group of international banks.
During the six-month period ended July 2, 2023, the Company reported a net increase in cash and cash equivalents of $8.6 million due to currency translation adjustments resulting from a weaker U.S. dollar relative to certain foreign currencies in which cash and cash equivalents were held.
At July 2, 2023, the Company had scheduled debt maturities of approximately $437 million over the next twelve months, including no outstanding commercial paper balances. Also at July 2, 2023, the Company had approximately $319 million in cash and cash equivalents on hand and $750 million in committed capacity under its revolving credit facility, all of which was available for draw down. The Company believes these amounts, combined with expected net cash flows generated from operating and investing activities, provide ample liquidity to cover these debt maturities and other cash flow needs of the Company over the remainder of 2023 and beyond.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenants currently require the Company to maintain a minimum level of

SONOCO PRODUCTS COMPANY
interest coverage and a minimum level of net worth, as defined in the agreements. As of July 2, 2023, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.
During the six-month period ended July 2, 2023, the Company received net cash proceeds totaling approximately $13.8 million and $70.8 million from the sale of its S3 business and timberland properties, respectively. The Company used these proceeds for general Corporate purposes. Cash proceeds totaling $16.8 million from the sale of its U.S. BulkSak businesses were received on July 3, 2023 after the end of the reporting period, with the remainder held in escrow.
The Company continually explores strategic acquisition opportunities which may result in the use of cash. Given the nature of the acquisition process, the timing and amounts of such expenditures are not always predictable. The Company expects that any acquisitions requiring funding in excess of cash on hand would be financed using existing credit facilities or additional borrowings.
The Company anticipates making additional contributions to its other pension and postretirement plans of approximately $7 million during the remainder of 2023, resulting in expected total contributions to these plans of approximately $14 million in 2023. Future funding requirements beyond the current year will vary depending largely on actual investment returns, future actuarial assumptions, and legislative actions.
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
As a result of operating globally, the Company is exposed to changes in foreign exchange rates. The exposure is well diversified, as the Company’s facilities are located throughout the world, and the Company generally sells in the same countries where it produces with both revenue and costs transacted in the local currency. The Company monitors these exposures and foreign currency forward contracts and other risk management instruments to manage exposure to changes in foreign currency cash flows and the translation of monetary assets and liabilities on the Company’s condensed consolidated financial statements by hedging a portion of forecasted transactions that are denominated in foreign currencies, foreign currency assets and liabilities, or its net investment in foreign subsidiaries. The Company’s foreign operations are exposed to political, geopolitical, and cultural risks, but these risks are mitigated by diversification and the relative stability of the countries in which the Company has significant operations.
Because the economy in Venezuela is considered highly inflationary under U.S. GAAP, the Company considers the U.S. dollar to be the functional currency of its Venezuelan operations and uses the official exchange rate when remeasuring the financial results of those operations. Economic conditions in Venezuela have worsened considerably over the past several years and there are no indications that conditions are likely to improve in the foreseeable future. Further deterioration could result in the recognition of an impairment charge or a deconsolidation of the subsidiary. At July 2, 2023, the carrying value of the Company’s net investment in its Venezuelan operations was approximately $2.1 million. In addition, at July 2, 2023, the Company’s “Accumulated other comprehensive loss” included a cumulative translation loss of $3.8 million related to its Venezuelan operations which would need to be reclassified to net income in the event of a complete exit of the business or a deconsolidation of the Venezuelan operations.
Turkey has been deemed to be a highly inflationary economy under U.S. GAAP since the first quarter of 2022. Accordingly, the Company considers the U.S. dollar to be the functional currency of its operations in Turkey and has remeasured monetary assets and liabilities denominated in Turkish lira to U.S. dollars with changes recorded through earnings. The cumulative impact of applying highly inflationary accounting to Turkey has been a pretax charge to earnings of $5.2 million ($4.1 million after tax), including $2.5 million ($2.0 million after tax) during the six-month period ended July 2, 2023. The magnitude of future earnings impacts, however, is uncertain as such impacts are dependent upon unpredictable movements in the Turkish lira relative to the U.S. dollar. In addition to remeasurement-related charges, significant deterioration in the Turkish economy could result in the recognition of future impairment charges. However, the Company believes its exposure is limited to its net investment in Turkey which was approximately $16.9 million as of July 2, 2023.
The Company is a purchaser of various raw material inputs such as recovered paper, energy, steel, aluminum, and plastic resin. The Company generally does not engage in significant hedging activities for these purchases other than for energy and, from time to time, aluminum, because there is usually a high correlation between the primary input costs and the

SONOCO PRODUCTS COMPANY
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
At July 2, 2023, the Company had derivative contracts outstanding to hedge the prices on a portion of anticipated natural gas and aluminum purchases. These contracts, some of which qualify as cash flow hedges, include natural gas swaps totaling approximately 7.0 million metric million British thermal units (“MMBTUs”) and aluminum swaps totaling 447 metric tons. These contracts have various maturity dates ranging through December 2024. The total fair market value of these instruments resulted in a net loss position of $10.8 million and $8.8 million at July 2, 2023 and December 31, 2022, respectively.
The Company routinely enters into derivative currency contracts to mitigate the risk of unfavorable fluctuations in the exchange rate on certain anticipated foreign currency cash flows. These contracts qualify as cash flow hedges and have various maturity dates ranging through May 2024. The total market value of these instruments resulted in a net gain position of $3.9 million at July 2, 2023 and a net loss position of $0.9 million at December 31, 2022.
In addition, the Company had various currency contracts to mitigate the risk of unfavorable fluctuations in the exchange rate on certain foreign currency assets and liabilities as of July 2, 2023. During the first six months of 2023, the U.S. dollar weakened against the euro, the British pound, the Brazilian real, the Mexican peso and the Polish zloty, which are the functional currencies in which a majority of the Company’s foreign investments are held. The net impact of these changes resulted in translation income of $53.6 million being recorded in “Accumulated other comprehensive loss” during the six-month period ended July 2, 2023.
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

SONOCO PRODUCTS COMPANY

OTHER ITEMS
Critical Accounting Policies and Estimates
See Part II, Item 7, “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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
Evaluation of Disclosure Controls and Procedures
Under the supervision, and with the participation, of our management, including our Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation pursuant to Rule 13a-15(b) under the Exchange Act of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO concluded that such controls and procedures, as of July 2, 2023, the end of the period covered by this Quarterly Report on Form 10-Q, were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. For this purpose, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information that is required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting occurring during the quarter ended July 2, 2023, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
Environmental Matters
The Company has been named as a potentially responsible party (“PRP”) at several environmentally contaminated sites not owned by the Company. All of the sites are also the responsibility of other parties. The Company’s liability, if any, is shared with such other parties, but the Company’s share has not been finally determined in most cases. In some cases, the Company has cost-sharing arrangements with other PRPs with respect to a particular site. Such agreements relate to the sharing of legal defense costs or cleanup costs, or both. The Company has assumed, for purposes of estimating amounts to be accrued, that the other parties to such cost-sharing agreements will perform as agreed. It appears that final resolution of some of the sites is years away, and actual costs to be incurred for these environmental matters in future periods is likely to vary from current estimates because of the inherent uncertainties in evaluating environmental exposures. Accordingly, the ultimate cost to the Company with respect to such sites, beyond what has been accrued at July 2, 2023, cannot be determined. As of July 2, 2023 and December 31, 2022, the Company had accrued $7.1 million and $7.3 million, respectively, related to environmental contingencies. The Company periodically reevaluates the assumptions used in determining the appropriate reserves for environmental matters as additional information becomes available and, when warranted, makes appropriate adjustments.

Other Legal Matters
Information regarding other legal proceedings is provided in Note 16 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

SONOCO PRODUCTS COMPANY

Item 5.	Other Information.
Insider Trading Arrangements
During the three months ended July 2, 2023, none of the Company’s officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

SONOCO PRODUCTS COMPANY
(Registrant)

Date:	August 2, 2023	By:	/s/ Robert R. Dillard
Robert R. Dillard
Chief Financial Officer
(principal financial officer)

/s/ Aditya Gandhi
Aditya Gandhi
Chief Accounting Officer
(principal accounting officer)