Form 10-Q
period 2023-10-01
SONOCO PRODUCTS CO
filed 2023-11-02
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant's no par value common stock as of October 20, 2023 was 97,956,364.

SONOCO PRODUCTS COMPANY

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars and shares in thousands)

	October 1, 2023	December 31, 2022*
Assets
Current Assets
Cash and cash equivalents	$257,940	$227,438
Trade accounts receivable, net of allowances	964,054	862,712
Other receivables	100,772	99,492
Inventories, net:
Finished and in process	363,914	453,981
Materials and supplies	462,118	641,577
Prepaid expenses	91,090	76,054
	2,239,888	2,361,254
Property, Plant and Equipment, Net	1,826,230	1,710,399
Goodwill	1,762,411	1,675,311
Other Intangible Assets, Net	873,518	741,598
Deferred Income Taxes	30,935	29,878
Right of Use Asset-Operating Leases	311,642	296,781
Other Assets	225,375	237,719
Total Assets	$7,269,999	$7,052,940
Liabilities and Equity
Current Liabilities
Payable to suppliers	$695,550	$818,885
Accrued expenses and other	420,935	405,671
Notes payable and current portion of long-term debt	42,279	502,440
Accrued taxes	26,435	16,905
	1,185,199	1,743,901
Long-term Debt, Net of Current Portion	3,212,454	2,719,783
Noncurrent Operating Lease Liabilities	262,667	250,994
Pension and Other Postretirement Benefits	131,668	120,084
Deferred Income Taxes	98,100	107,293
Other Liabilities	40,756	38,088
Commitments and Contingencies

Sonoco Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares 97,956 and 97,645 shares issued and outstanding at October 1, 2023 and December 31, 2022, respectively	7,175	7,175
Capital in excess of stated value	152,148	140,539
Accumulated other comprehensive loss	(420,110)	(430,083)
Retained earnings	2,593,332	2,348,183
Total Sonoco Shareholders’ Equity	2,332,545	2,065,814
Noncontrolling Interests	6,610	6,983
Total Equity	2,339,155	2,072,797
Total Liabilities and Equity	$7,269,999	$7,052,940

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (the “United States” or “U.S.”).
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Net sales	$1,710,419	$1,890,216	$5,145,492	$5,574,530
Cost of sales	1,346,163	1,523,070	4,049,490	4,448,818
Gross profit	364,256	367,146	1,096,002	1,125,712
Selling, general and administrative expenses	182,672	164,552	541,421	533,875
Restructuring/Asset impairment charges	18,110	20,652	52,981	43,357
(Loss)/Gain on divestiture of business and other assets	(537)	—	78,844	—
Operating profit	162,937	181,942	580,444	548,480
Other income, net	36,943	—	36,943	—
Non-operating pension costs	3,424	1,249	10,424	4,251
Interest expense	32,847	26,714	101,363	71,242
Interest income	3,173	1,148	6,679	3,450
Income before income taxes	166,782	155,127	512,279	476,437
Provision for income taxes	39,351	36,824	127,003	116,712
Income before equity in earnings of affiliates	127,431	118,303	385,276	359,725
Equity in earnings of affiliates, net of tax	3,627	4,199	8,795	10,151
Net income	131,058	122,502	394,071	369,876
Net income attributable to noncontrolling interests	(309)	(273)	(354)	(642)
Net income attributable to Sonoco	$130,749	$122,229	$393,717	$369,234

Weighted average common shares outstanding:
Basic	98,337	98,013	98,276	97,978
Diluted	98,912	98,762	98,800	98,669
Per common share:
Net income attributable to Sonoco:
Basic	$1.33	$1.25	$4.01	$3.77
Diluted	$1.32	$1.24	$3.98	$3.74

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Net income	$131,058	$122,502	$394,071	$369,876
Other comprehensive income/(loss):
Foreign currency translation adjustments	(49,024)	(81,972)	4,474	(151,580)
Changes in defined benefit plans, net of tax	3,401	861	2,554	(876)
Changes in derivative financial instruments, net of tax	(1,724)	(1,252)	2,218	(792)
Other comprehensive (loss)/income	(47,347)	(82,363)	9,246	(153,248)
Comprehensive income:	83,711	40,139	403,317	216,628
Less: Net income attributable to noncontrolling interests	(309)	(273)	(354)	(642)
Less: Other comprehensive loss attributable to noncontrolling interests	668	515	727	148
Comprehensive income attributable to Sonoco	$84,070	$40,381	$403,690	$216,134

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN TOTAL EQUITY (unaudited)
(Dollars and shares in thousands)

	Total Equity	Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests
		Outstanding	Amount
December 31, 2022	$2,072,797	97,645	$7,175	$140,539	$(430,083)	$2,348,183	$6,983
Net income/(loss)	148,264					148,319	(55)
Other comprehensive income:
Translation income	31,808				31,569		239
Defined benefit plan adjustment, net of tax	916				916
Derivative financial instruments, net of tax	2,514				2,514
Other comprehensive income	$35,238				$34,999		$239
Dividends	(48,203)					(48,203)
Issuance of stock awards	472	485		472
Shares repurchased	(10,576)	(175)		(10,576)
Share-based compensation	7,573			7,573
April 2, 2023	$2,205,565	97,955	$7,175	$138,008	$(395,084)	$2,448,299	$7,167
Net income	114,749					114,649	100
Other comprehensive income/(loss):
Translation income/(loss)	21,690				21,988		(298)
Defined benefit plan adjustment, net of tax	(1,763)				(1,763)
Derivative financial instruments, net of tax	1,428				1,428
Other comprehensive income/(loss)	$21,355				$21,653		$(298)
Dividends	(50,180)					(50,180)
Issuance of stock awards	222	1		222
Shares repurchased	(26)	—		(26)
Share-based compensation	7,637			7,637
July 2, 2023	$2,299,322	97,956	$7,175	$145,841	$(373,431)	$2,512,768	$6,969
Net income	131,058					130,749	309
Other comprehensive income/(loss):
Translation loss	(49,024)				(48,356)		(668)
Defined benefit plan adjustment, net of tax	3,401				3,401
Derivative financial instruments, net of tax	(1,724)				(1,724)
Other comprehensive loss	$(47,347)				$(46,679)		$(668)
Dividends	(50,185)					(50,185)
Issuance of stock awards	397	—		397
Shares repurchased	(3)	—		(3)
Share-based compensation	5,913			5,913
October 1, 2023	$2,339,155	97,956	$7,175	$152,148	$(420,110)	$2,593,332	$6,610

	Total Equity	Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests
		Outstanding	Amount
December 31, 2021	$1,849,541	97,370	$7,175	$119,690	$(359,425)	$2,070,005	$12,096
Net income	115,607					115,333	274
Other comprehensive income/(loss):
Translation income/(loss)	706				(185)		891
Defined benefit plan adjustment, net of tax	191				191
Derivative financial instruments, net of tax	2,550				2,550
Other comprehensive loss	$3,447				$2,556		$891
Dividends	(44,124)					(44,124)
Issuance of stock awards	377	182		377
Shares repurchased	(3,410)	(60)		(3,410)
Share-based compensation	10,689			10,689
Purchase of noncontrolling interest	(13,196)			(7,080)			(6,116)
April 3, 2022	$1,918,931	97,492	$7,175	$120,266	$(356,869)	$2,141,214	$7,145
Net income	131,767					131,672	$95
Other comprehensive loss:
Translation loss	(70,314)				(69,790)		(524)
Defined benefit plan adjustment, net of tax	(1,928)				(1,928)
Derivative financial instruments, net of tax	(2,090)				(2,090)
Other comprehensive loss	$(74,332)				$(73,808)		$(524)
Dividends	(48,041)					(48,041)
Issuance of stock awards	263	13		263
Shares repurchased	(574)	(10)		(574)
Share-based compensation	8,377			8,377
July 3, 2022	$1,936,391	97,495	$7,175	$128,332	$(430,677)	$2,224,845	$6,716
Net income	122,502					122,229	273
Other comprehensive income/(loss):
Translation loss	(81,972)				(81,457)		(515)
Defined benefit plan adjustment, net of tax	861				861		—
Derivative financial instruments, net of tax	(1,252)				(1,252)		—
Other comprehensive loss	$(82,363)				$(81,848)		$(515)
Dividends	(48,034)					(48,034)
Issuance of stock awards	270	18		270
Shares repurchased	(72)	(1)		(72)
Share-based compensation	6,387			6,387
October 2, 2022	$1,935,081	97,512	$7,175	$134,917	$(512,525)	$2,299,040	$6,474
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Nine Months Ended
	October 1, 2023	October 2, 2022
Cash Flows from Operating Activities:
Net income	$394,071	$369,876
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments	26,122	13,857
Depreciation, depletion and amortization	249,387	231,095
Share-based compensation expense	21,123	25,453
Equity in earnings of affiliates, net	(8,795)	(10,151)
Cash dividends from affiliated companies	7,881	6,076
Net gain on disposition of assets	(59,050)	(178)
Net gain on divestiture of business and other assets	(54,842)	—
Pension and postretirement plan expense	12,679	6,951
Pension and postretirement plan contributions	(10,311)	(33,548)
Increase in net deferred tax liabilities	(14,451)	(1,745)
Change in assets and liabilities, net of effects from acquisitions and foreign currency adjustments:
Trade accounts receivable	(84,342)	(143,221)
Inventories	277,389	(287,609)
Payable to suppliers	(125,712)	113,820
Prepaid expenses	(14,285)	(28,854)
Income taxes payable and other income tax items	9,549	44,493
Accrued expenses and other assets and liabilities	(9,536)	15,740
Net cash provided by operating activities	616,877	322,055
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(254,874)	(236,772)
Cost of acquisitions, net of cash acquired	(313,362)	(1,337,704)
Proceeds from the sale of business, net	31,147	—
Proceeds from the sale of assets, net	72,737	6,040
Other net investing activities	4,623	(1,976)
Net cash used in investing activities	(459,729)	(1,570,412)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	905,601	1,579,750
Principal repayment of debt	(878,513)	(70,556)
Net change in commercial paper	—	(64,000)
Net increase/(decrease) in outstanding checks	1,925	(16,509)
Cash dividends	(147,477)	(139,289)
Purchase of noncontrolling interest	—	(14,474)
Payments for share repurchases	(10,605)	(4,056)
Net cash (used in)/provided by financing activities	(129,069)	1,270,866
Effects of Exchange Rate Changes on Cash	2,423	(11,249)
Net Increase in Cash and Cash Equivalents	30,502	11,260
Cash and cash equivalents at beginning of period	227,438	170,978
Cash and cash equivalents at end of period	$257,940	$182,238

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 1: Basis of Interim Presentation
In the opinion of the management of Sonoco Products Company (the “Company” or “Sonoco”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise stated) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the three- and nine-month periods ended October 1, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
On September 8, 2023, the Company completed its previously announced acquisition of the remaining 65% interest in RTS Packaging, LLC (“RTS Packaging”), from joint venture partner WestRock Company (“WestRock”). This acquisition has been accounted for as a business combination resulting in the consolidation of RTS Packaging. Prior to September 8, 2023, the Company reported its 35% interest in the RTS Packaging joint venture using the equity method of accounting. See Note 3 for additional information.
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
During the nine-month period ended October 1, 2023, there have been no other newly issued or newly applicable accounting pronouncements that have had, or are expected to have, a material impact on the Company’s financial statements. Further, at October 1, 2023, there are no other pronouncements pending adoption that are expected to have a material impact on the Company’s condensed consolidated financial statements.

Note 3: Acquisitions and Divestitures
Acquisitions
On September 8, 2023, the Company completed the acquisition of the remaining 65% interest in RTS Packaging from joint venture partner WestRock and the acquisition of a paper mill in Chattanooga, Tennessee (“Chattanooga Mill”) from WestRock for net cash consideration of $313,362, subject to customary working capital adjustments. Prior to completing the acquisitions, the Company held a 35% ownership interest in the RTS Packaging joint venture which was formed in 1997 and combined the former protective packaging operations of WestRock and Sonoco to market recycled paperboard to glass container manufacturers and producers of wine, liquor, food, and pharmaceuticals. With the acquisitions of RTS Packaging and the Chattanooga Mill, the Company added approximately 1,100 employees and fourteen converting operations, including ten in the United States, two in Mexico, and two in South America and one paper mill in the United States. The Company funded the acquisitions with borrowings under a new term loan credit facility (See Note 9 for more information) and cash on hand. The financial results of RTS Packaging and the Chattanooga Mill are included in the Company’s Industrial Paper Packaging segment.
On September 8, 2023, the fair value of the Company’s 35% interest in RTS Packaging was determined to be $59,472 based on the cash consideration exchanged for acquiring the remaining 65% equity interest in RTS Packaging adjusted for the deemed payment of a control premium, and the carrying value of the 35% interest was $8,654. The Company recognized a net gain of $44,029 resulting from this remeasurement to fair value and the reclassification of certain amounts related to the Company’s 35% interest out of “Accumulated other comprehensive loss,” including foreign

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

currency translation losses of $2,033 and losses related to defined benefit pension plans of $4,756. The net gain from such remeasurement and reclassification was recorded in “Other income, net” in the Company’s Condensed Consolidated Statements of Income for the period ended October 1, 2023.
The Company also recognized a loss of $7,086 on the settlement of a contract associated with the Chattanooga Mill. The contract was determined to have unfavorable terms given market conditions at the time of the acquisition. This loss is reflected in “Other income, net” in the Company’s Condensed Consolidated Statements of Income for the period ended October 1, 2023. This loss, along with the settlement of a note receivable from RTS Packaging held by the Company on the acquisition date, are reflected as components of purchase consideration transferred in connection with these acquisitions.
The following table provides a summary of the purchase consideration (as defined under Accounting Standards Codification (“ASC”) 805) transferred for the acquisitions of RTS Packaging and the Chattanooga Mill:

Purchase Consideration
Cash consideration, net of cash acquired	$313,362
Fair value of previously held interest in RTS Packaging	59,472
Settlement of preexisting relationships	(1,479)
Purchase consideration transferred	$371,355
The provisional fair values of the assets acquired and liabilities assumed in connection with the acquisitions of RTS Packaging and the Chattanooga Mill in total are as follows:

Initial Allocation
Trade accounts receivable	$17,488
Inventories	20,209
Prepaid expenses	2,720
Property, plant and equipment	73,483
Right of use asset - operating leases	34,604
Other intangible assets	199,560
Goodwill	92,657
Other net tangible assets	2,465
Payable to suppliers	(7,320)
Accrued expenses and other	(15,167)
Notes payable and current portion of long-term debt	(24)
Noncurrent operating lease liabilities	(29,905)
Long-term debt	(1,942)
Deferred income taxes	(3,419)
Other long-term liabilities	(14,054)
Net assets acquired	$371,355
The initial allocation of the purchase price of RTS Packaging and the Chattanooga Mill to the tangible and intangible assets acquired and liabilities assumed, as reflected in the table above, is based on the Company’s preliminary allocations of their fair values, based on information currently available. Management is continuing to finalize its valuation of certain assets and liabilities including, but not limited to: inventory; property, plant and equipment; goodwill; other intangible assets; and deferred income taxes, and expects to complete its valuations within one year of the date of acquisition.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Goodwill for RTS Packaging and the Chattanooga Mill, of which $81,435 is expected to be deductible for income tax purposes, consists of increased manufacturing capacity, access to certain markets, and the capability to support marquee customers in growing markets.
The Company has accounted for these acquisitions as a business combination under the acquisition method and has included the results of operations of the acquired businesses in the Company’s Condensed Consolidated Statements of Income from the date of acquisition. The Company does not believe that these acquisitions were material to the periods presented and are therefore not subject to the ASC 805 requirement to provide supplemental pro-forma financial information. Accordingly, this information is not presented herein.
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
The Company’s initial fair value estimates of the assets acquired and the liabilities assumed in the Skjern acquisition, as well as updated preliminary fair value allocations reflecting adjustments made during the measurement period to date, are as follows:

	Initial Estimate	Measurement Period Adjustments	Preliminary Allocation
Trade accounts receivable	$8,055	$—	$8,055
Other receivables	193	—	193
Inventories	2,595	14	2,609
Prepaid expenses	349	—	349
Property, plant and equipment	24,334	4,921	29,255
Right of use asset - operating leases	28	—	28
Other intangible assets	42,818	(3,488)	39,330
Goodwill	29,059	2,932	31,991
Payable to suppliers	(3,466)	(963)	(4,429)
Accrued expenses and other	(1,173)	—	(1,173)
Taxes payable	(576)	(3,416)	(3,992)
Noncurrent operating lease liabilities	(20)	—	(20)
Deferred income taxes	(13,549)	—	(13,549)
Total purchase price, net of cash acquired	$88,647	$—	$88,647
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

On August 31, 2022, the Company completed the acquisition of Nordeste Tubetes and NE Tubetes (collectively “Nordeste”), two small tube and core operations in Brazil. Management completed its final valuation of the acquired assets in the third quarter of 2023, and total consideration for the two businesses was $6,419. Tangible assets totaled $1,374, intangible assets totaled $3,031, and Goodwill totaled $2,014. The Company paid $3,933 at closing and recorded a deferred payment obligation totaling $2,486, which is expected to be paid by the end of 2028, in “Other liabilities” on the Company’s Condensed Consolidated Balance Sheets. Goodwill for Nordeste, all of which is expected to be deductible for income tax purposes, consists of increased access to certain markets and existing customer relationships. The Company has accounted for this acquisition as a business combination under the acquisition method and has included the results of operations of the acquired business in the Company’s Condensed Consolidated Statements of Income from the date of acquisition.
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
During the three-month period ended April 2, 2023, the Company finalized its valuations of the assets and liabilities assumed in the acquisition of Metal Packaging. As a result, the following measurement period adjustments were made to the previously disclosed provisional fair values of assets acquired and liabilities assumed during the nine-month period ended October 1, 2023:

Measurement Period Adjustments	Nine Months Ended October 1, 2023
Inventories	$(73)
Property, plant and equipment	(247)
Goodwill	439
Accrued expenses and other	(119)
Additional cash consideration	$—
The Company has accounted for this acquisition as a business combination under the acquisition method and has included the results of operations of the acquired business in the Company’s Condensed Consolidated Statements of Income from the date of acquisition. Metal Packaging’s financial results are included in the Company’s Consumer Packaging segment.
The following table presents the unaudited financial results for Metal Packaging from the prior year date of acquisition through the end of the reporting period ended October 2, 2022:

Supplemental Information (unaudited)	Three Months Ended	January 26 to
Metal Packaging	October 2, 2022	October 2, 2022
Net sales	$335,468	$798,018
Net income	$16,769	$61,216
The following table presents the Company’s estimated unaudited pro forma consolidated results for the three- and nine-month periods ended October 2, 2022, assuming the acquisition of Metal Packaging had occurred on January 1, 2021. This unaudited pro forma information is presented for informational purposes only and does not purport to represent the results of operations that would have been achieved if the acquisition had been completed at the beginning of 2021, nor is it necessarily indicative of future consolidated results.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Pro Forma Supplemental Information (unaudited)	Three Months Ended	Nine Months Ended
Consolidated	October 2, 2022	October 2, 2022
Net sales	$1,890,216	$5,624,118
Net income attributable to Sonoco	$123,047	$428,287
The unaudited pro forma information above does not project the Company’s expected results for any future period and gives no effect to any future synergistic benefits that may result from the combination or the costs of integrating the acquired operations with those of the Company. Unaudited pro forma information for the three- and nine-month periods ended October 2, 2022 includes adjustments to depreciation, amortization, and income taxes based upon the final fair value allocation of the purchase price to Metal Packaging’s tangible and intangible assets acquired and liabilities assumed as though the acquisition had occurred on January 1, 2021. Interest expense on the additional debt issued by the Company to fund the acquisition and retention bonuses incurred related to the acquisition are also included in the unaudited pro forma information as if the acquisition had occurred on January 1, 2021.
Metal Packaging acquisition-related costs of $310 and $1,463 were recognized during the three- and nine-month periods ended October 1, 2023, respectively.
Metal Packaging acquisition-related costs of $793 and $27,195 were recognized during the three- and nine-month periods ended October 2, 2022, respectively, and charges related to fair value adjustments to acquisition-date inventory of $33,155 were recognized during the nine-month period ended October 2, 2022. These costs are excluded from 2022 unaudited pro forma net income as though the acquisition had occurred on January 1, 2021.
Divestiture of Businesses
On July 1, 2023, the Company completed the sale of its U.S. BulkSak business, which consisted of the manufacturing and distribution of flexible intermediate bulk containers, plastic and fiber pallets, and custom fit liners and was a part of the Company’s Industrial Paper Packaging segment, to U.S. BulkSak Holdings, LLC. The cash selling price, as adjusted for working capital, was $20,271 with cash proceeds totaling $16,808 received on July 3, 2023 and the remaining $3,463 held in escrow to be released to the Company within 18 months from the date of the sale, pursuant to working capital adjustments and the settlement of any indemnity claims. In September 2023, the Company agreed to a working capital adjustment with the buyers that reduced the amount to be released from escrow by $537 with a corresponding reduction in the previously recognized gain. This reduction is reflected in “(Loss)/Gain on divestiture of business and other assets” in the Company’s Condensed Consolidated Statements of Income.
As a result of the U.S. BulkSak divestiture, the Company wrote off net assets totaling $13,437, including $3,333 of allocated goodwill, and recognized a pretax gain of $6,834 during the nine-month period ended October 1, 2023, which is included in “(Loss)/Gain on divestiture of business and other assets” in the Company’s Condensed Consolidated Statements of Income. The escrow balance is reflected as a receivable on the Company’s Condensed Consolidated Balance Sheets as of October 1, 2023 with the current portion of $1,463 in “Other receivables” and the non-current portion of $2,000 in “Other assets.”
Also on July 1, 2023, the Company agreed to the sale of its Mexico BulkSak business for a total cash selling price of $1,500. The sale of Mexico BulkSak is expected to close at a later date upon the satisfactory completion of certain buyer and seller commitments. Although the transaction has not yet closed, the Company received cash proceeds of $500 on July 3, 2023 and has deferred recognition of the resulting gain pending the completion of the transaction.
On January 26, 2023, the Company completed the sale of its Sonoco Sustainability Solutions (“S3”) business, a provider of customized waste and recycling management programs and part of the Company’s Industrial Paper Packaging segment, to Northstar Recycling Co. (“Northstar”), for total cash proceeds of $13,839. An additional $1,500 of proceeds are being held in escrow and will be released to the Company, pursuant to any indemnification claims, 20 months following the date of the divestiture. These escrow proceeds are included in “Other assets” in the Company’s Condensed Consolidated Balance Sheets as of October 1, 2023. The Company wrote off net assets totaling $4,274 as part of the divestiture of the business, including $3,042 of allocated goodwill, and recognized a pretax gain of $11,065 during the nine-month period ended October 1, 2023, which is included in “(Loss)/Gain on divestiture of business and other assets” in the Company’s Condensed Consolidated Statements of Income. The Company is also entitled to receive additional proceeds of $3,200 in the second quarter of 2024 if certain conditions are met. This contingent consideration will be recognized as additional gain on the sale at the point the contingencies are resolved.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

In addition, the Company purchased a 2.7% equity interest in Northstar for $5,000. This investment is being accounted for under the measurement alternative (i.e., cost less impairment, adjusted for any qualifying observable price changes).
The sales of the S3 and U.S. BulkSak businesses did not represent a strategic shift for the Company or have a major effect on its operations or financial results. Consequently, these sales did not meet the criteria for reporting as discontinued operations. The cash proceeds from the sales were used for general corporate purposes.
The Company continually assesses its operational footprint as well as its overall portfolio of businesses and may consider the divestiture of plants and/or business units it considers to be suboptimal or nonstrategic.
Sale of Assets
With the completion of Project Horizon, the Company’s project to convert the corrugated medium machine in Hartsville, South Carolina, to produce uncoated recycled paperboard, the Company now produces paper exclusively from recycled fibers and no longer requires natural tree fiber for production. Accordingly, on March 29, 2023, the Company sold its timberland properties, approximately 55,000 acres, to Manulife Investment Management for net cash proceeds of $70,802. The Company disposed of assets with a net book value of $9,857 as part of the sale, and recognized a pretax gain from the sale of these assets of $60,945 during the nine-month period ended October 1, 2023, which is included in “(Loss)/Gain on divestiture of business and other assets” in the Company’s Condensed Consolidated Statements of Income.
Acquisition, Integration, and Divestiture-Related Costs
Acquisition, integration, and divestiture-related costs totaled $12,472 and $22,192 during the three- and nine-month periods ended October 1, 2023, respectively. These costs included $7,525 and $17,245 during the three- and nine-month periods ended October 1, 2023, respectively, for legal and professional fees, investment banking fees, and other transaction costs that are included in “Selling, general and administrative expenses,” and $4,947 of amortization of the fair value step-up of inventory, which is included in “Cost of sales” in the Company’s Condensed Consolidated Statements of Income.
Acquisition and divestiture-related costs totaled $2,022 and $62,655 during the three- and nine-month periods ended October 2, 2022, respectively, primarily related to the Metal Packaging acquisition. The costs for the nine-month period ended October 2, 2022, included the partial amortization of the fair value step-up of finished goods inventory of $33,155, included in “Cost of sales” in the Company’s Condensed Consolidated Statements of Income, and other acquisition-related charges of $2,022 and $29,500, respectively. These other charges consisted primarily of investment banking fees, representation and warranty insurance premiums, legal and professional fees, and other transaction costs and are included in “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 4: Shareholders’ Equity
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Numerator:
Net income attributable to Sonoco	$130,749	$122,229	$393,717	$369,234
Denominator:
Weighted average common shares outstanding:
Basic	98,337	98,013	98,276	97,978
Dilutive effect of share-based compensation	575	749	524	691
Diluted	98,912	98,762	98,800	98,669
Net income attributable to Sonoco per common share:
Basic	$1.33	$1.25	$4.01	$3.77
Diluted	$1.32	$1.24	$3.98	$3.74
Cash dividends	$0.51	$0.49	$1.51	$1.43
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
The average numbers of SARs that were anti-dilutive and, therefore, not included in the computation of diluted earnings per share during the three- and nine-month periods ended October 1, 2023 and October 2, 2022 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Anti-dilutive stock appreciation rights	338	366	341	380
Stock Repurchases
On April 20, 2021, the Company’s Board of Directors (the “Board”) authorized the repurchase of the Company’s common stock in an aggregate amount of up to $350,000. Following several repurchase transactions in 2021, a total of $137,972 remained available for share repurchases under this authorization as of December 31, 2021. No shares were repurchased under this authorization during the year ended December 31, 2022 or the nine-month period ended October 1, 2023.
The Company regularly repurchases shares of its common stock to satisfy employee tax withholding obligations in association with certain share-based compensation awards. These repurchases, which are not part of a publicly announced plan or program, totaled 175 shares during the nine-month period ended October 1, 2023, at a cost of $10,605, and 71 shares during the nine-month period ended October 2, 2022, at a cost of $4,056.

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
On October 17, 2023, the Board declared a regular quarterly dividend of $0.51 per share. This dividend is payable on December 8, 2023 to all shareholders of record as of November 10, 2023.
Noncontrolling Interests
In April 2015, the Company acquired a 67% controlling interest in Graffo Paranaense de Embalagens S/A (“Graffo”). Prior to March 31, 2022, the Company consolidated 100% of Graffo, with the partner’s 33% share included in “Noncontrolling Interests” within the equity section of the balance sheet. On March 31, 2022, the Company paid $14,474 in cash to acquire the remaining 33% ownership interest from the three noncontrolling partners, which resulted in a $6,116 reduction in noncontrolling interest, a $7,080 charge to capital in excess of stated value, and a $1,278 reduction to accrued expenses and other.
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
Following are the total restructuring and asset impairment charges, net of adjustments, recognized during the periods presented:

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Restructuring and restructuring-related asset impairment charges	$18,110	$20,652	$52,981	$33,262
Other asset impairments	—	—	—	10,095
Restructuring/Asset impairment charges	$18,110	$20,652	$52,981	$43,357

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The table below sets forth restructuring and restructuring-related asset impairment charges by type incurred:

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Severance and termination benefits	$9,736	$9,265	$19,370	$13,578
Asset impairments	6,123	3,301	26,122	4,533
Other costs	2,251	8,086	7,489	15,151
Restructuring and restructuring-related asset impairment charges	$18,110	$20,652	$52,981	$33,262
The table below sets forth restructuring and restructuring-related asset impairment charges by reportable segment:

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Consumer Packaging	$8,288	$4,350	$11,792	$8,529
Industrial Paper Packaging	6,430	7,674	32,961	10,029
All Other	1,766	18	5,875	(399)
Corporate	1,626	8,610	2,353	15,103
Restructuring and restructuring-related asset impairment charges	$18,110	$20,652	$52,981	$33,262
Restructuring and restructuring-related asset impairment charges are included in “Restructuring/Asset impairment charges” in the Company’s Condensed Consolidated Statements of Income.
The following table sets forth the activity in the restructuring accrual included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets:

	Severance and Termination Benefits	Asset Impairments/ Disposal of Assets	Other Costs	Total
Accrual Activity
Liability at December 31, 2022	$14,677	$—	$1,392	$16,069
2023 charges	19,370	26,122	7,489	52,981
Cash payments	(19,552)	(166)	(6,291)	(26,009)
Asset writedowns/disposals	—	(25,956)	—	(25,956)
Foreign currency translation	(81)	—	9	(72)
Liability at October 1, 2023	$14,414	$—	$2,599	$17,013

“Severance and Termination Benefits” during the first nine months of 2023 includes the cost of severance for approximately 300 employees whose positions were eliminated in conjunction with the Company’s ongoing organizational effectiveness efforts and severance related to the following plant closures: paper mills in Hutchinson, Kansas and Indonesia, part of the Industrial Paper Packaging segment; a metal packaging facility and a perimeter-of-the-store facility in the United States, both part of the Consumer Packaging segment; medical plastics facilities in the United States and United Kingdom, part of the All Other group of businesses; and severance related to the closures of several smaller operations.
“Asset Impairments/Disposal of Assets” during the first nine months of 2023 consists primarily of asset impairment charges related to the closure of paper mills in Hutchinson, Kansas and Indonesia, a metal packaging facility and a perimeter-of-the-store facility in the United States, and medical plastics facilities in the United States and United Kingdom.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

“Other Costs” during the first nine months of 2023 consists primarily of consulting services, costs related to the closure of the Hutchinson, Kansas paper mill, and the cost of earlier plant closures, including equipment removal, utilities, plant security, property taxes and insurance.
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
Other Asset Impairments
Other asset impairment charges recognized during the nine-month period ended October 2, 2022 include net asset impairment charges totaling $9,165, resulting from the Company’s exit from its operations in Russia as a result of the ongoing Russia-Ukraine conflict. These operations consisted of two small tube and core plants in the Company’s Industrial Paper Packaging segment. The charges include $3,747 of cumulative translation adjustment losses that were reclassified from accumulated other comprehensive income upon completion of the Company’s exit from Russia on July 1, 2022. Fixed asset impairments totaling $930, were recognized in the nine-month period ended October 2, 2022, in the Company’s plastics foods operations, part of the Consumer Packaging segment.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 6: Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive loss and the changes in the balances of each component of accumulated other comprehensive loss, net of tax as applicable, for the nine-month periods ended October 1, 2023 and October 2, 2022:

	Foreign Currency Items	Defined Benefit Pension Items	Cash Flow Hedges	Accumulated Other Comprehensive Loss

Balance at December 31, 2022	$(338,316)	$(90,973)	$(794)	$(430,083)
Other comprehensive income/(loss) before reclassifications	3,168	(4,045)	5,111	4,234
Amounts reclassified from accumulated other comprehensive loss to net income	2,033	6,599	(3,193)	5,439
Amounts reclassified from accumulated other comprehensive loss to property, plant, and equipment	—	—	300	300
Other comprehensive income	5,201	2,554	2,218	9,973
Balance at October 1, 2023	$(333,115)	$(88,419)	$1,424	$(420,110)

Balance at December 31, 2021	$(269,076)	$(91,397)	$1,048	$(359,425)
Other comprehensive (loss)/income before reclassifications	(155,179)	(3,948)	4,136	(154,991)
Amounts reclassified from accumulated other comprehensive loss to net income	3,747	3,072	(4,286)	2,533
Amounts reclassified from accumulated other comprehensive loss to property, plant, and equipment	—	—	(642)	(642)
Other comprehensive loss	(151,432)	(876)	(792)	(153,100)
Balance at October 2, 2022	$(420,508)	$(92,273)	$256	$(512,525)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the effects on net income of significant amounts reclassified from each component of accumulated other comprehensive loss for the three- and nine-month periods ended October 1, 2023 and October 2, 2022:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended		Nine Months Ended
Details about Accumulated Other Comprehensive Loss Components	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022	Affected Line Item in the Condensed Consolidated Statements of Income
Foreign currency items
Loss on Russia exit(a)	$—	$—	$—	$(3,747)	Restructuring/Asset impairment charges
Loss on RTS Packaging investment(b)	(2,033)	—	(2,033)	—	Other income, net
	(2,033)	—	(2,033)	(3,747)
Gains/(losses) on cash flow hedges
Foreign exchange contracts(c)	3,195	559	6,772	2,425	Net sales
Foreign exchange contracts(c)	(1,180)	(433)	(2,552)	(2,139)	Cost of sales
Commodity contracts(c)	—	2,434	(32)	5,371	Cost of sales
	2,015	2,560	4,188	5,657	Income before income taxes
Income tax impact	(558)	(473)	(995)	(1,371)	Provision for income taxes
	1,457	2,087	3,193	4,286	Net income
Defined benefit pension items
Pension-related loss upon purchase of remaining interest in RTS Packaging joint venture(b)	(4,756)	—	(4,756)	—	Other income, net
Effect of settlement loss(d)	(16)	—	(765)	(430)	Non-operating pension costs
Amortization of defined benefit pension items(d)	(1,103)	(1,229)	(3,306)	(3,655)	Non-operating pension costs
	(5,875)	(1,229)	(8,827)	(4,085)	Income before income taxes
Income tax impact	1,478	313	2,228	1,013	Provision for income taxes
	(4,397)	(916)	(6,599)	(3,072)	Net income
Total reclassifications for the period	$(4,973)	$1,171	$(5,439)	$(2,533)	Net income

(a) See Note 5 for additional details.
(b) See Note 3 for additional details.
(c) See Note 10 for additional details.
(d) See Note 12 for additional details.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the before and after tax amounts for the various components of other comprehensive income/(loss) for the three-month periods ended October 1, 2023 and October 2, 2022:

	Three Months Ended October 1, 2023			Three Months Ended October 2, 2022
	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Foreign currency items:
Net other comprehensive loss from foreign currency items	$(50,389)	$—	$(50,389)	$(81,457)	$—	$(81,457)
Amounts reclassified from accumulated other comprehensive loss to net income(a)	2,033	—	2,033	—	—	—
Net other comprehensive loss from foreign currency items	(48,356)	—	(48,356)	(81,457)	—	(81,457)
Defined benefit pension items:
Other comprehensive (loss)/income before reclassifications	(1,137)	141	(996)	(74)	19	(55)
Amounts reclassified from accumulated other comprehensive loss to net income(a)(b)	5,875	(1,478)	4,397	1,229	(313)	916
Net other comprehensive income/(loss) from defined benefit pension items	4,738	(1,337)	3,401	1,155	(294)	861
Gains and losses on cash flow hedges:
Other comprehensive (loss)/income before reclassifications	(369)	102	(267)	1,336	(247)	1,089
Amounts reclassified from accumulated other comprehensive loss to net income(c)	(2,015)	558	(1,457)	(2,560)	473	(2,087)
Amounts reclassified from accumulated other comprehensive loss to property, plant and equipment	—	—	—	(312)	58	(254)
Net other comprehensive (loss)/income from cash flow hedges	(2,384)	660	(1,724)	(1,536)	284	(1,252)
Other comprehensive loss	$(46,002)	$(677)	$(46,679)	$(81,838)	$(10)	$(81,848)

(a) See Note 3 for more information on the acquisition of the remaining 65% interest in the RTS Packaging joint venture.
(b) See Note 12 for additional details.
(c) See Note 10 for additional details.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the before and after tax amounts for the various components of other comprehensive income/(loss) for the nine-month periods ended October 1, 2023 and October 2, 2022:

	Nine Months Ended October 1, 2023			Nine Months Ended October 2, 2022
	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Foreign currency items:
Net other comprehensive income/(loss) from foreign currency items	$3,168	$—	$3,168	$(155,179)	$—	$(155,179)
Amounts reclassified from accumulated other comprehensive loss to net income(a)(b)	2,033	—	2,033	3,747	—	3,747
Net other comprehensive income/(loss) from foreign currency items	5,201	—	5,201	(151,432)	—	(151,432)
Defined benefit pension items:
Other comprehensive (loss)/income before reclassifications	(5,586)	1,541	(4,045)	(5,257)	1,309	(3,948)
Amounts reclassified from accumulated other comprehensive loss to net income(a)(c)	8,827	(2,228)	6,599	4,085	(1,013)	3,072
Net other comprehensive income/(loss) from defined benefit pension items	3,241	(687)	2,554	(1,172)	296	(876)
Gains and losses on cash flow hedges:
Other comprehensive income/(loss) before reclassifications	6,511	(1,400)	5,111	5,607	(1,471)	4,136
Amounts reclassified from accumulated other comprehensive loss to net income(d)	(4,188)	995	(3,193)	(5,657)	1,371	(4,286)
Amounts reclassified from accumulated other comprehensive loss to property, plant and equipment	401	(101)	300	(864)	222	(642)
Net other comprehensive income/(loss) from cash flow hedges	2,724	(506)	2,218	(914)	122	(792)
Other comprehensive income/(loss)	$11,166	$(1,193)	$9,973	$(153,518)	$418	$(153,100)

(a) See Note 3 for more information on the 2023 acquisition of the remaining 65% interest in the RTS Packaging joint venture.
(b) See Note 5 for more information on the 2022 loss on the exit from Russia.
(c) See Note 12 for additional details.
(d) See Note 10 for additional details.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 7: Goodwill and Other Intangible Assets
Goodwill
A summary of the changes in goodwill for the nine-month period ended October 1, 2023 is as follows:

	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Goodwill at December 31, 2022	$898,625	$394,826	$381,860	$1,675,311
Acquisitions	—	92,657	—	92,657
Divestitures	—	(6,375)	—	(6,375)
Foreign currency translation	(1,022)	1,903	(34)	847
Measurement period adjustments	439	(468)	—	(29)
Goodwill at October 1, 2023	$898,042	$482,543	$381,826	$1,762,411
Goodwill activity reflected under the caption “Acquisitions” relates to the September 8, 2023 acquisitions of the remaining interest in RTS Packaging and the Chattanooga Mill. Goodwill activity reflected under the caption “Divestitures” relates to the sales of the Company’s S3 business on January 26, 2023 and the U.S. BulkSak business on July 1, 2023. Goodwill activity reflected under the caption “Measurement period adjustments” relates to the prior year acquisitions of Metal Packaging, Skjern and Nordeste. See Note 3 for additional information.
The Company assesses goodwill for impairment annually during the third quarter, or from time to time when warranted by the facts and circumstances surrounding individual reporting units or the Company as a whole. The Company completed its most recent annual goodwill impairment testing during the third quarter of 2023 and analyzed certain qualitative and quantitative factors in determining whether a goodwill impairment existed. The Company’s assessments reflected a number of significant management assumptions and estimates including the Company’s forecast of sales growth, gross profit margins, and discount rates. Changes in these assumptions could materially impact the Company’s conclusions. Based on its assessments, the Company concluded that there was no impairment of goodwill for any of its reporting units.
Although no reporting units failed the annual impairment test, in management’s opinion the goodwill balance of the Plastics-Medical reporting unit, previously known as Plastics-Healthcare, is at risk of impairment in the near term if the reporting unit’s operations do not perform in line with management’s expectations, or if there is a negative change in the long-term outlook for the business or in other factors such as the discount rate. At October 1, 2023, the total goodwill associated with the Plastics-Medical reporting unit was $62,627.
In the annual goodwill impairment analysis completed during the third quarter of 2023, projected future cash flows for the Plastics-Medical reporting unit were discounted at 12.0% and its estimated fair value was determined to exceed its carrying value by approximately 29.9%. Based on the discounted cash flow model and holding other valuation assumptions constant, the discount rate would have to be increased to 14.5% in order for the estimated fair value of the reporting unit to fall below carrying value.
During the time subsequent to the annual evaluation, and at October 1, 2023, the Company considered whether any events and/or changes in circumstances had resulted in the likelihood that the goodwill of any of its reporting units may have been impaired. It is management’s opinion that no such events and/or changes in circumstances have occurred.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Other Intangible Assets
A summary of other intangible assets as of October 1, 2023 and December 31, 2022 is as follows:

	October 1, 2023	December 31, 2022
Other Intangible Assets, gross:
Patents	$45,765	$29,303
Customer lists	1,268,759	1,092,232
Trade names	32,783	34,220
Proprietary technology	56,837	57,720
Other	6,169	6,721
Total Other Intangible Assets, gross	$1,410,313	$1,220,196

Accumulated Amortization:
Patents	$(19,238)	$(17,889)
Customer lists	(469,913)	(417,034)
Trade names	(17,328)	(15,892)
Proprietary technology	(27,763)	(25,113)
Other	(2,553)	(2,670)
Total Accumulated Amortization	(536,795)	(478,598)
Other Intangible Assets, net	$873,518	$741,598
The acquisitions of the remaining interest in RTS Packaging and the Chattanooga Mill on September 8, 2023 resulted in the addition of $199,560 of intangible assets, primarily related to customer lists. These intangibles will be amortized over an average useful life of 17.5 years. The fair value of intangible assets associated with these acquisitions was determined using an income valuation approach.
Other intangible assets, primarily customer lists, with a net book value of $2,704 were written off as a result of the divestiture of the U.S. BulkSak business on July 1, 2023. See Note 3 for additional information.
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
Aggregate amortization expense was $21,379 and $20,690 for the three-month periods ended October 1, 2023 and October 2, 2022, respectively, and $63,082 and $60,361 for the nine-month periods ended October 1, 2023 and October 2, 2022, respectively. Amortization expense on other intangible assets is expected to total approximately $85,000 in 2023, $84,200 in 2024, $75,700 in 2025, $73,200 in 2026 and $70,200 in 2027.

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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth the balance sheet location and values of the Company’s SCF Program obligations at October 1, 2023 and December 31, 2022:

Balance Sheet Line Item	October 1, 2023	December 31, 2022
Payable to suppliers(a)	$36,484	$52,415
Notes payable and current portion of long-term debt(b)	$—	$63,448
(a) The payment of these obligations is included in net cash provided by operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.
(b) The payment of these obligations is included in net cash used in financing activities in the Company’s Condensed Consolidated Statements of Cash Flows.
Note 9: Debt
Details of the Company’s debt at October 1, 2023 and December 31, 2022 are as follows:

	October 1, 2023	December 31, 2022
Syndicated term loan due December 2023	$—	$399,246
Syndicated term loan due January 2025	—	299,644
Syndicated term loan due August 2028	795,457	—
1.800% notes due February 2025	398,955	398,369
2.250% notes due February 2027	298,293	297,910
2.850% notes due February 2032	495,655	495,264
3.125% notes due May 2030	596,338	595,911
5.750% notes due November 2040	536,238	536,214
Other foreign denominated debt	22,830	20,668
Finance lease obligations	96,054	102,920
Other debt	14,913	76,077
Total debt	$3,254,733	$3,222,223
Less current portion and short-term notes	42,279	502,440
Long-term debt	$3,212,454	$2,719,783
On August 7, 2023, the Company entered into a credit agreement with a consortium of Farm Credit System institutions and CoBank, ACB, as Administrative Agent (the “Term Loan Agreement”). The Term Loan Agreement provides the Company with the ability to borrow up to $900,000 on an unsecured basis (the “Term Loan Facility”). A total of $600,000 was drawn from the Term Loan Facility on August 7, 2023 and used to repay the syndicated term loans that were due in December 2023 and January 2025, and to make certain capital expenditures and to reimburse the Company for certain capital expenditures it had made in its operation of waste disposal facilities in rural areas. An additional $270,000 was drawn from the Term Loan Facility on September 8, 2023 and used to partially fund the acquisitions of the remaining interest in RTS Packaging and the Chattanooga Mill (see Note 3 for more information). Borrowings under the Term Loan Facility, net of any prepayments, will become payable in full on August 7, 2028. As of October 1, 2023, the Company has repaid a total of $70,000 of the amounts drawn under the Term Loan Facility. Borrowings under the Term Loan Facility bear interest at a fluctuating rate per annum equal to, at the Company’s option, (i) the forward-looking Secured Overnight Financing Rate term rate (“Term SOFR” and such borrowings, “Term SOFR Loans”), (ii) a base rate set forth in the Term Loan Agreement, or (iii) a combination thereof, plus, in each case, an applicable margin calculated based on the Company’s credit ratings and, in the of case of Term SOFR Loans, a SOFR Adjustment (as defined in the Term Loan Agreement) of 0.1%. The Company has designated its borrowings under the Term Loan Facility as Term SOFR Loans. The margin currently applicable to Term SOFR Loans based on the Company’s credit ratings, together with the SOFR Adjustment, is 1.90%. If Term SOFR ceases to be available, the benchmark rate shall switch to Daily Simple SOFR (as defined in the Term Loan Agreement). There is no required amortization under the Term Loan Facility, and voluntary prepayments are permissible without penalty, subject to certain conditions pertaining to minimum notice and minimum prepayment and reduction amounts as described in the Term Loan Agreement.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The Term Loan Agreement contains various customary representations and warranties and affirmative and negative covenants, as more fully described in the Term Loan Agreement. The Term Loan Agreement also contains various customary events of default (subject to grace periods, as applicable) including, among others: nonpayment of principal, interest or fees; breach of covenant; payment default on, or acceleration under, certain other material indebtedness; inaccuracy of the representations or warranties in any material respect; bankruptcy or insolvency; inability to pay debts; certain unsatisfied judgments; certain ERISA-related events; the invalidity or unenforceability of the Term Loan Agreement or certain other documents executed in connection therewith; and the occurrence of a change of control.
The Company entered into a five-year, $750,000 unsecured revolving credit facility on June 30, 2021. On August 7, 2023, the Company increased the commitments under this facility by $150,000 to an aggregate amount of $900,000.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenants currently require the Company to maintain a minimum level of interest coverage and a minimum level of net worth, as defined in the agreements. As of October 1, 2023, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.

Note 10: Financial Instruments and Derivatives
The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments for which the carrying amount differs from the fair value.

	October 1, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, net of current portion	$3,212,454	$2,930,836	$2,719,783	$2,477,884

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
Cash Flow Hedges
At October 1, 2023 and December 31, 2022, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. These contracts, which have maturities ranging to December 2024, qualify as cash flow hedges under U.S. GAAP. For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item. Cash flows from derivative financial instruments designated as cash flow hedges are classified as cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.
Commodity Cash Flow Hedges
Certain derivative contracts entered into to manage the cost of anticipated purchases of natural gas and aluminum have been designated by the Company as cash flow hedges. At October 1, 2023, these contracts included natural gas swaps covering approximately 0.08 million metric million British thermal units (“MMBTUs”). These contracts represented approximately 0.9% of anticipated usage in North America for both 2023 and 2024. The Company also has certain natural gas hedges that it does not treat as cash flow hedges. See “Non-Designated Derivatives” below for a discussion of these hedges. At October 1, 2023, the Company has also designated swap contracts covering 179 metric tons of aluminum as cash flow hedges. The fair value of the Company’s commodity cash flow hedges netted to a loss position of $(147) and $(172) at October 1, 2023 and December 31, 2022, respectively. The amount of the loss included in accumulated other comprehensive loss at October 1, 2023 expected to be reclassified to the income statement during the next twelve months is $(137).

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Foreign Currency Cash Flow Hedges
The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales, purchases, and capital spending expected to occur in 2023 and 2024. The net positions of these contracts at October 1, 2023 were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	purchase	8,369,071
Mexican peso	purchase	149,124
Polish zloty	purchase	24,703
Czech koruna	purchase	14,187
Canadian dollar	purchase	3,104
Euro	purchase	149
Turkish lira	purchase	2,635
Brazilian real	purchase	1,367
British pound	purchase	1,131

The fair value of foreign currency cash flow hedges related to forecasted sales and purchases netted to a gain position of $1,844 and a loss position of $(299) at October 1, 2023 and December 31, 2022, respectively. Gains of $1,844 are expected to be reclassified from accumulated other comprehensive income to the income statement during the next twelve months. In addition, the Company has from time to time entered into forward contracts to hedge certain foreign currency cash flow transactions related to construction in progress. As of October 1, 2023 and December 31, 2022, the net position of these contracts was $0 and $(564), respectively. During the nine-month period ended October 1, 2023, losses from these hedges totaling $(401) were reclassified from accumulated other comprehensive loss into the carrying value of the capitalized expenditures. As of October 1, 2023, no amounts are expected to be reclassified from accumulated other comprehensive loss into the carrying value of the related fixed assets during the next twelve months.
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
Foreign Currency Hedges
The Company routinely enters into forward contracts or swaps to economically hedge the currency exposure of intercompany debt and foreign currency denominated receivables and payables. The net currency positions of these non-designated contracts at October 1, 2023, were as follows (in thousands):

Currency	Action	Quantity
Indonesian rupiah	purchase	3,544,012
Colombian peso	purchase	67,456,759
Mexican peso	purchase	545,248
Turkish lira	purchase	8,766
Canadian dollar	purchase	11,548
British pound	purchase	2,784
Polish zloty	purchase	8,526
Commodity Hedges
The Company has entered into non-designated derivative contracts to manage the cost of anticipated purchases of natural gas. At October 1, 2023, these contracts consisted of natural gas swaps covering approximately 5.5 million MMBTUs and represented approximately 76% and 55% of anticipated usage for 2023 and 2024, respectively.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Interest Rate Hedges
Pursuant to the registered public offering of unsecured 2.850% notes with a principal amount of $500,000 maturing on February 1, 2032, the Company entered into treasury lock derivative instruments with two banks, with a notional principal amount of $150,000 each on December 29, 2021. These instruments had the risk management objective of reducing exposure to the Company of increases in the underlying Treasury index up to the date of pricing of the notes. The derivatives were settled when the bonds priced on January 11, 2022, with the Company recognizing a gain on the settlement of $5,201. The gain is included in “Selling, general and administrative expenses” on the Company’s Condensed Consolidated Statements of Income for the nine-month period ended October 2, 2022.
The fair value of the Company’s non-designated derivatives position was a loss of $(6,844) and $(8,692) at October 1, 2023 and December 31, 2022, respectively.
The following table sets forth the location and fair values of the Company’s derivative instruments at October 1, 2023 and December 31, 2022:

Description	Balance Sheet Location	October 1, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$—	$10
Commodity Contracts	Other assets	$—	$8
Commodity Contracts	Accrued expenses and other	$(137)	$(155)
Commodity Contracts	Other liabilities	$(10)	$(35)
Foreign Exchange Contracts	Prepaid expenses	$2,848	$1,251
Foreign Exchange Contracts	Accrued expenses and other	$(1,004)	$(2,114)
Derivatives not designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$5	$5
Commodity Contracts	Other assets	$24	$251
Commodity Contracts	Accrued expenses and other	$(6,763)	$(8,599)
Commodity Contracts	Other liabilities	$(427)	$(295)
Foreign Exchange Contracts	Prepaid expenses	$773	$115
Foreign Exchange Contracts	Accrued expenses and other	$(456)	$(169)
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following tables set forth the effect of the Company’s derivative instruments on financial performance for the three-month periods ended October 1, 2023 and October 2, 2022, excluding the amount of foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to the carrying value of the capitalized expenditures:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income
Derivatives in Cash Flow Hedging Relationships:
Three-month period ended October 1, 2023
Foreign Exchange Contracts	$(509)	Net sales	$3,195
		Cost of sales	$(1,180)
Commodity Contracts	$140	Cost of sales	$—
Three-month period ended October 2, 2022
Foreign Exchange Contracts	$(290)	Net sales	$559
		Cost of sales	$(433)
Commodity Contracts	$1,626	Cost of sales	$2,434

Description	Gain or (Loss) Recognized	Location of Gain or (Loss) Recognized in Income Statement
Derivatives not Designated as Hedging Instruments:
Three-month period ended October 1, 2023
Commodity Contracts	$(2,118)	Cost of sales
Foreign Exchange Contracts	$579	Selling, general and administrative
Three-month period ended October 2, 2022
Commodity Contracts	$2,574	Cost of sales
Foreign Exchange Contracts	$(484)	Selling, general and administrative

	Three-month period ended October 1, 2023		Three-month period ended October 2, 2022
Description	Revenue	Cost of sales	Revenue	Cost of sales
Total amount of income and expense line items presented in the Condensed Consolidated Statements of Income	$3,195	$(1,180)	$559	$2,001

Gain or (loss) on cash flow hedging relationships:
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into net income	$3,195	$(1,180)	$559	$(433)

Commodity contracts:
Amount of gain reclassified from accumulated other comprehensive loss into net income	$—	$—	$—	$2,434

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following tables set forth the effect of the Company’s derivative instruments on financial performance for the nine months ended October 1, 2023 and October 2, 2022, excluding the amount of foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to the carrying value of the capitalized expenditures:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income
Derivatives in Cash Flow Hedging Relationships:
Nine-month period ended October 1, 2023
Foreign Exchange Contracts	$6,517	Net sales	$6,772
		Cost of sales	$(2,552)
Commodity Contracts	$(6)	Cost of sales	$(32)
Nine-month period ended October 2, 2022
Foreign Exchange Contracts	$(202)	Net sales	$2,425
		Cost of sales	$(2,139)
Commodity Contracts	$5,809	Cost of sales	$5,371

Description	Gain or (Loss) Recognized	Location of Gain or (Loss) Recognized in Income Statement
Derivatives not Designated as Hedging Instruments:
Nine-month period ended October 1, 2023
Commodity Contracts	$(13,635)	Cost of sales
Foreign Exchange Contracts	$4,651	Selling, general and administrative
Nine-month period ended October 2, 2022
Commodity Contracts	$10,072	Cost of sales
Foreign Exchange Contracts	$(283)	Selling, general and administrative

	Nine-month period ended October 1, 2023		Nine-month period ended October 2, 2022
Description	Revenue	Cost of sales	Revenue	Cost of sales
Total amount of income and expense line items presented in the Condensed Consolidated Statements of Income	$6,772	$(2,584)	$2,425	$3,232

Gain or (loss) on cash flow hedging relationships:
Foreign exchange contracts:
Amount of gain/(loss) reclassified from accumulated other comprehensive income into net income	$6,772	$(2,552)	$2,425	$(2,139)

Commodity contracts:
Amount of gain reclassified from accumulated other comprehensive income into net income	$—	$(32)	$—	$5,371

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
The following table sets forth information regarding the Company’s financial assets and financial liabilities, excluding retirement and postretirement plan assets, measured at fair value on a recurring basis:

Description	October 1, 2023	Assets measured at NAV	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(147)	$—	$—	$(147)	$—
Foreign exchange contracts	$1,844	$—	$—	$1,844	$—
Non-hedge derivatives, net:
Commodity contracts	$(7,161)	$—	$—	$(7,161)	$—
Foreign exchange contracts	$317	$—	$—	$317	$—

Description	December 31, 2022	Assets measured at NAV	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(172)	$—	$—	$(172)	$—
Foreign exchange contracts	$(863)	$—	$—	$(863)	$—
Non-hedge derivatives, net:
Commodity contracts	$(8,638)	$—	$—	$(8,638)	$—
Foreign exchange contracts	$(54)	$—	$—	$(54)	$—

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
None of the Company’s financial assets or liabilities are measured at fair value using significant unobservable inputs. There were no transfers in or out of Level 1 or Level 2 fair value measurements during the three- and nine-month periods ended October 1, 2023.
The Company measures certain non-financial assets and non-financial liabilities at fair value on a non-recurring basis. See Note 3 for a discussion of assets acquired and liabilities assumed in acquisitions and Note 5 for a discussion of asset impairments associated with restructuring activities. The fair value of assets determined based on third-party appraisals and classified as Level 3 measurements due to the use of significant unobservable inputs was not material at October 1, 2023 or December 31, 2022.

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
The components of net periodic benefit cost/(income) include the following:

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Retirement Plans
Service cost	$704	$796	$2,083	$2,459
Interest cost	4,770	2,593	13,462	7,974
Expected return on plan assets	(2,515)	(2,527)	(7,257)	(7,670)
Amortization of prior service cost	223	220	669	673
Amortization of net actuarial loss	1,074	1,179	3,221	3,495
Effect of settlement loss	16	—	765	430
Net periodic benefit cost	$4,272	$2,261	$12,943	$7,361

Retiree Health and Life Insurance Plans
Service cost	$57	$80	$172	$241
Interest cost	127	64	383	194
Expected return on plan assets	(78)	(110)	(235)	(332)
Amortization of net actuarial gain	(194)	(170)	(584)	(513)
Net periodic benefit income	$(88)	$(136)	$(264)	$(410)
Settlement Charges
The Company recognized settlement charges of $765 and $430 during the nine-month periods ended October 1, 2023 and October 2, 2022, respectively. These charges resulted from payments made to certain participants in the Company’s non-union Canadian pension plan who elected a lump sum distribution option upon retirement. Additional settlement charges related to the Canadian pension plans may be recognized over the remainder of 2023 as a result of ongoing lump-sum distributions.
Contributions
The Company made aggregate contributions of $10,311 and $11,600 to its defined benefit retirement and retiree health and life insurance plans during the nine-month periods ended October 1, 2023 and October 2, 2022, respectively. The Company expects to make additional aggregate contributions of approximately $4,400 to its defined benefit retirement and retiree health and life insurance plans over the remainder of 2023.
RTS Packaging Pension Plan
On September 8, 2023, the Company completed the acquisition of the remaining 65% ownership interest of the RTS Packaging joint venture, which included the assumption of the RTS Packaging Pension plan (the “RTS Plan”). At the time of the acquisition, the RTS Plan had a projected benefit obligation of $43,547 and plan assets of $33,109. The resulting unfunded pension obligation of $10,438 was recorded in “Pension and Other Postretirement Benefits” on the Company’s Condensed Consolidated Balance Sheets as of October 1, 2023.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Since the formation of the original joint venture, the Company had recognized its 35% share of actuarial gains and losses related to the RTS Plan in “Accumulated other comprehensive loss.” Upon the acquisition of the remaining 65% interest in RTS Packaging, a pre-tax loss of $4,756 ($3,543 after tax) was reclassified out of “Accumulated other comprehensive loss” into earnings. The pre-tax loss is reflected in “Other income, net” in the Company’s Condensed Consolidated Statements of Income for the three- and nine-month periods ended October 1, 2023.
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
The non-elective component of the plan, the Sonoco Retirement Contribution (“SRC”), was eliminated effective December 31, 2021. The SRC provided for an annual Company contribution equal to 4% of the participant’s eligible pay plus 4% of eligible pay in excess of the social security wage base to eligible participant accounts. The Company made SRC contributions totaling $21,948 during the nine-month period ended October 2, 2022 related to the 2021 fiscal year. No additional SRC contributions will occur.

Note 13: Income Taxes
The Company’s effective tax rates for the three- and nine-month periods ended October 1, 2023 were 23.6% and 24.8%, respectively, and its rates for the three- and nine-month periods ended October 2, 2022 were 23.7% and 24.5%, respectively. The Company’s effective tax rates varied from the U.S. statutory rate due primarily to rate differences between U.S. and non-U.S. jurisdictions and the relative amounts earned in those jurisdictions, state income taxes, and discrete tax adjustments.
The Company and/or its subsidiaries file federal, state and local income tax returns in the United States and various foreign jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years prior to 2017.
The Company’s reserve for uncertain tax benefits has increased by $2,613 since December 31, 2022 due primarily to an increase in reserves related to existing tax positions. The Company believes that it is reasonably possible that the amount reserved for unrecognized tax benefits at October 1, 2023 could increase by approximately $878 over the next twelve months. Although the Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental, management believes that any reasonably foreseeable outcomes related to these matters have been adequately provided for. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which earnings or deductions are realized may differ from current estimates. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly basis. The Company has operations and pays taxes in many countries outside of the U.S. and taxes on those earnings are subject to varying rates. The Company is not dependent upon the favorable benefit of any one jurisdiction to an extent that the loss of such benefit would have a material effect on the Company’s overall effective tax rate.

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
The Company completed the acquisitions of the remaining interest in RTS Packaging and the Chattanooga Mill on September 8, 2023. The acquisition included operating lease liabilities of $34,604. For additional information about this acquisition, see Note 3.
On January 26, 2022, the Company completed the acquisition of Metal Packaging, which included the assumption of $33,910 in operating lease liabilities and $46,687 in finance lease liabilities as of the date of acquisition.
The following table sets forth the balance sheet location and aggregate values of the Company’s lease assets and lease liabilities at October 1, 2023 and December 31, 2022:

Classification	Balance Sheet Location	October 1, 2023	December 31, 2022
Lease Assets
Operating lease assets	Right of Use Asset - Operating Leases	$311,642	$296,781
Finance lease assets	Other Assets	97,863	103,467
Total lease assets		$409,505	$400,248

Lease Liabilities
Current operating lease liabilities	Accrued expenses and other	$54,526	$52,306
Current finance lease liabilities	Notes payable and current portion of debt	19,426	19,015
Total current lease liabilities		$73,952	$71,321

Noncurrent operating lease liabilities	Noncurrent Operating Lease Liabilities	$262,667	$250,994
Noncurrent finance lease liabilities	Long-term Debt, Net of Current Portion	76,628	83,905
Total noncurrent lease liabilities		$339,295	$334,899

Total lease liabilities		$413,247	$406,220

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
The following table sets forth the components of the Company’s total lease cost for the three- and nine-month periods ended October 1, 2023 and October 2, 2022:

		Three Months Ended		Nine Months Ended
Lease Cost		October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Operating lease cost	(a)	$14,075	$12,863	$41,377	$38,679
Finance lease cost:
Amortization of lease asset	(a)	3,468	3,133	10,187	9,122
Interest on lease liabilities	(b)	1,146	1,270	3,519	3,517
Variable lease cost	(a) (c)	9,525	7,894	30,198	22,416
Impairment charges	(d)	—	61	—	293
Total lease cost		$28,214	$25,221	$85,281	$74,027

(a) Production-related and administrative amounts are included in cost of sales and selling, general and administrative expenses, respectively.
(b) Included in interest expense.
(c) Also includes short term lease costs, which are deemed immaterial.

The following table sets forth certain lease-related information for the nine-month periods ended October 1, 2023 and October 2, 2022:

	Nine Months Ended
	October 1, 2023	October 2, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$41,406	$39,405
Operating cash flows used by finance leases	$3,519	$3,517
Financing cash flows used by finance leases	$12,359	$9,181
Noncash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$11,529	$31,048
Leased assets obtained in exchange for new finance lease liabilities	$5,783	$8,224
Modification to leased assets for increase in operating lease liabilities	$2,357	$2,258
Modification to leased assets for increase/(decrease) in finance lease liabilities	$12	$(642)
Termination reclasses to decrease operating lease assets	$(3,334)	$(4,133)
Termination reclasses to decrease operating lease liabilities	$(3,834)	$(4,382)
Termination reclasses to decrease finance lease assets	$—	$(1,351)
Termination reclasses to decrease finance lease liabilities	$(12)	$(87)

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

	October 1, 2023	December 31, 2022
Contract Assets	$59,782	$56,008
Contract Liabilities	$(32,481)	$(22,423)

Significant changes in the contract assets and liabilities balances during the nine-month period ended October 1, 2023 and the year ended December 31, 2022 were as follows:

	October 1, 2023		December 31, 2022
	Contract Asset	Contract Liability	Contract Asset	Contract Liability
Beginning Balance	$56,008	$(22,423)	$51,106	$(18,993)
Acquired as part of a business combination	—	(1,786)	8,107	(5,418)
Revenue deferred or rebates accrued	—	(35,772)	—	(57,510)
Recognized as revenue		8,236		18,201
Rebates paid to customers	—	19,264	—	41,297
Increases due to rights to consideration for customer specific goods produced, but not billed during the period	59,782	—	56,008	—
Transferred to receivables from contract assets recognized at the beginning of the period and acquired as part of business combinations	(56,008)	—	(59,213)	—
Ending Balance	$59,782	$(32,481)	$56,008	$(22,423)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Contract assets represent goods produced without alternative use for which the Company is entitled to payment with margin prior to shipment. Upon shipment, the Company is entitled to bill the customer, and therefore amounts included in contract assets will be reduced with the recording of an account receivable as they represent an unconditional right to payment. Contract liabilities represent revenue deferred due to pricing mechanisms utilized by the Company in certain multi-year arrangements, volume rebates, and receipts of advance payments. For multi-year arrangements with pricing mechanisms, the Company will generally defer revenue during the first half of the arrangement and will release the deferral over the second half of the contract term. Contract assets and liabilities are generally short in duration given the nature of products produced by the Company.
The following tables set forth information about revenue disaggregated by primary geographic regions for the three-month periods ended October 1, 2023 and October 2, 2022. The tables also include a reconciliation of disaggregated revenue with reportable segments. The Company’s reportable segments are aligned by product nature as disclosed in Note 16.

Three-month period ended October 1, 2023	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary Geographical Markets:
United States	$726,137	$335,136	$161,600	$1,222,873
Europe	116,148	91,175	18,304	225,627
Canada	29,268	24,866	—	54,134
Asia	24,828	59,284	628	84,740
Other	42,026	69,574	11,445	123,045
Total	$938,407	$580,035	$191,977	$1,710,419

Three-month period ended October 2, 2022	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary Geographical Markets:
United States	$837,048	$405,382	$165,476	$1,407,906
Europe	101,665	99,804	19,811	221,280
Canada	30,154	28,471	—	58,625
Asia	25,492	65,475	185	91,152
Other	36,190	62,320	12,743	111,253
Total	$1,030,549	$661,452	$198,215	$1,890,216

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following tables set forth information about revenue disaggregated by primary geographic regions for the nine-month periods ended October 1, 2023 and October 2, 2022. The tables also include a reconciliation of disaggregated revenue with reportable segments.

Nine-month period ended October 1, 2023	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary Geographical Markets:
United States	$2,130,895	$1,035,849	$491,821	$3,658,565
Europe	346,287	300,145	62,897	709,329
Canada	89,860	76,029	—	165,889
Asia	73,430	173,903	1,322	248,655
Other	130,818	195,107	37,129	363,054
Total	$2,771,290	$1,781,033	$593,169	$5,145,492

Nine-month period ended October 2, 2022	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary Geographical Markets:
United States	$2,282,559	$1,259,348	$493,136	$4,035,043
Europe	331,745	334,007	66,500	732,252
Canada	89,342	84,952	—	174,294
Asia	74,533	215,896	748	291,177
Other	110,451	193,778	37,535	341,764
Total	$2,888,630	$2,087,981	$597,919	$5,574,530

Note 16: Segment Reporting
The Company’s operating and reporting structure consists of two reportable segments, Consumer Packaging and Industrial Paper Packaging, with all remaining businesses reported as All Other.
The products produced and sold within the Consumer Packaging segment consist primarily of round and shaped rigid paper, steel and plastic containers; metal and peelable membrane ends, closures, and components; thermoformed plastic trays; and high-barrier flexible packaging.
The primary products produced and sold within the Industrial Paper Packaging segment include paperboard tubes, cones, and cores; paper-based protective packaging; and uncoated recycled paperboard. Total assets of the Industrial Paper Packaging segment increased $364,566 during the third quarter of 2023 due to the acquisitions of the remaining interest in RTS Packaging and the Chattanooga Mill.
The primary products produced with the All Other group of businesses consist of a variety of packaging materials, including plastic, paper, foam, and various other specialty materials.
The following table sets forth net sales, intersegment sales and operating profit for the Company’s reportable segments and the All Other group of businesses. Segment operating profit is the measure of segment profit or loss reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance in accordance with ASC 280 - “Segment Reporting,” as prescribed by the FASB.
Segment operating profit viewed by the Company’s management to evaluate segment performance does not include the following: restructuring/asset impairment charges; amortization of acquisition intangibles; acquisition, integration and divestiture-related costs; changes in last-in, first-out inventory reserves; gains/losses from the sale of businesses or other assets; or certain other items, if any, the exclusion of which the Company believes improves the comparability and

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

analysis of the ongoing operating performance of the business. All other general corporate expenses have been allocated as operating costs to each of the Company’s reportable segments and the All Other group of businesses.
SEGMENT FINANCIAL INFORMATION

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Net sales:
Consumer Packaging	$938,407	$1,030,549	$2,771,290	$2,888,630
Industrial Paper Packaging	580,035	661,452	1,781,033	2,087,981
All Other	191,977	198,215	593,169	597,919
Net sales	$1,710,419	$1,890,216	$5,145,492	$5,574,530
Intersegment sales:
Consumer Packaging	$2,794	$1,663	$7,269	$5,189
Industrial Paper Packaging	3,032	33,936	77,163	101,072
All Other	1,900	2,532	7,317	7,755
Intersegment sales	$7,726	$38,131	$91,749	$114,016
Operating profit:
Consumer Packaging	$112,038	$127,859	$299,083	$440,889
Industrial Paper Packaging	75,006	81,859	256,413	248,721
All Other	25,502	15,373	81,409	46,426
Corporate
Restructuring/Asset impairment charges	(18,110)	(20,652)	(52,981)	(43,357)
Amortization of acquisition intangibles	(21,379)	(20,690)	(63,082)	(60,361)
Other operating income/(charges), net	(10,120)	(1,807)	59,602	(83,838)
Operating profit	$162,937	$181,942	$580,444	$548,480

Note 17: Commitments and Contingencies
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
Spartanburg
In connection with its acquisition of Tegrant in November 2011, the Company identified potential environmental contamination at a site in Spartanburg, South Carolina. Since the acquisition, the Company has spent a total of $2,105 on remediation of the Spartanburg site. At October 1, 2023 and December 31, 2022, the Company’s accrual for environmental contingencies related to the Spartanburg site totaled $5,295 and $5,425, respectively.
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Other environmental matters
The Company has been named as a potentially responsible party at several other environmentally contaminated sites. All of the sites are also the responsibility of other parties. The potential remediation liabilities are shared with such other parties, and, in most cases, the Company’s share, if any, cannot be reasonably estimated at the current time. However, the Company does not believe that the resolution of these matters has a reasonable possibility of having a material adverse effect on the Company’s financial statements. At October 1, 2023 and December 31, 2022, the Company’s accrual for these other sites totaled $1,666 and $1,840, respectively.
Summary
As of October 1, 2023 and December 31, 2022, the Company (and its subsidiaries) had accrued $6,960 and $7,265, respectively, related to environmental contingencies. These accruals are included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets.
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
•effects and timing of, and anticipated costs, synergies and gains resulting from our pending and completed acquisitions and divestitures, including the Company’s acquisitions of Ball Metalpack Holding, LLC, renamed Sonoco Metal Packaging (“Metal Packaging”), S.P. Holding, Skjern A/S, the remaining interest in RTS Packaging, LLC (“RTS Packaging”) and a paper mill in Chattanooga, Tennessee (the “Chattanooga Mill”), Nordeste Tubetes and NE Tubetes, and the Company’s sale of its Sonoco Sustainability Solutions (“S3”) business, its U.S. and Mexico BulkSak businesses, and its South Carolina timberland properties;
•costs, timing and effects of restructuring and portfolio simplification activities;
•adequacy and anticipated amounts and uses of cash flows;
•capital allocation, including expected amounts of capital spending and expected annualized cost savings and other benefits therefrom;
•the Company’s capital structure, including the incurrence of debt and the refinancing and repayment of debt;
•the Company’s ability to adhere to restrictive covenants in its debt agreements;
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

SONOCO PRODUCTS COMPANY
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

Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management. Such information includes, without limitation, discussions as to guidance and other estimates, perceived opportunities, expectations, beliefs, plans, strategies, goals and objectives concerning our future financial and operating performance. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. Such risks, uncertainties and assumptions include, without limitation:
•availability, transportation and pricing of raw materials, energy and transportation, including the impact of potential changes in tariffs or sanctions and escalating trade wars and the impact of war and other geopolitical tensions (such as the ongoing military conflict between Russia and Ukraine and economic sanctions related thereto and the ongoing conflict in Israel and Gaza), and the Company’s ability to pass raw material, energy and transportation price increases and surcharges through to customers or otherwise manage these commodity pricing risks;
•impacts arising as a result of the COVID-19 pandemic on our results of operations, financial condition, value of assets, liquidity, prospects, growth, and on the industries in which we operate and that we serve, resulting from, without limitation, recent and ongoing financial market volatility, potential governmental actions, changes in consumer behaviors and demand, including demand for temperature-controlled packaging, changes in customer requirements, disruptions to the Company’s suppliers and supply chain, availability of labor and personnel, necessary modifications to operations and business, and uncertainties about the extent and duration of the pandemic;
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

SONOCO PRODUCTS COMPANY
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
•ability to meet commitments to reduce greenhouse gas emissions and to meet environmental, social, and governance goals and other sustainability commitments, and challenges in implementation;
•actions of domestic or foreign government agencies and changes in laws and regulations affecting the Company and increased costs of compliance;
•international, national and local economic and market conditions and levels of unemployment;
•economic disruptions resulting from war and other geopolitical tensions (such as the ongoing military conflict between Russia and Ukraine and the ongoing conflict in Israel and Gaza), terrorist activities and natural disasters; and
•accelerating inflation and the activities and operations in highly inflationary economies.
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

SONOCO PRODUCTS COMPANY

COMPANY OVERVIEW
Sonoco is a leading provider of consumer packaging, industrial products, and protective packaging with approximately 320 locations in 32 countries as of October 1, 2023. The Company’s operating and reporting structure consists of two reportable segments, Consumer Packaging and Industrial Paper Packaging, with all remaining businesses reported as All Other.
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
Sonoco’s strategy is to increase its long-term profitability and return capital to shareholders. Over the past several years, the Company has simplified our business portfolio around fewer, bigger businesses, which we believe has reduced operating complexity and improved agility. For example, during the third quarter of 2023, the Company completed the acquisition of the remaining equity interest in RTS Packaging from joint venture partner WestRock, to further strengthen and expand the Company’s 100% recycled fiber-based packaging solutions. Earlier in 2023, the Company completed the divestiture of its non-core U.S. BulkSak business, consisting of the manufacturing and distribution of flexible intermediate bulk containers, plastic and fiber pallets, and custom fit liners, for a total cash selling price, as adjusted for working capital, of $20.3 million, and agreed to sell its Mexico BulkSak business for a total cash selling price of $1.5 million. The Company is focused on efficient capital deployment into its larger, core business units to improve economic returns and improve integration effectiveness. In parallel, Sonoco continues to work on commercial, operational, and supply chain excellence programs to shift the mix of our business towards higher-valued products, improve the contracting process to better capture input costs and the value of the services provided, and increase overall productivity.
Third Quarter 2023 Compared with Third Quarter 2022
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
•acquisition, integration and divestiture-related costs;
•gains or losses from the divestiture of businesses and other assets;
•losses from the early extinguishment of debt;
•non-operating pension costs;
•amortization expense on acquisition intangibles;
•changes in last-in, first-out (“LIFO”) inventory reserves;
•certain income tax events and adjustments;
•derivative gains/losses;
•other non-operating income and losses; and
•certain other items, if any.
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
The Company’s management believes the exclusion of these amounts improves the period-to-period comparability and analysis of the underlying financial performance of the business. Non-GAAP figures previously identified by the term “Base” are now identified using the term “Adjusted,” for example, “Adjusted Operating Profit,” “Adjusted Net Income” (referred to as “Adjusted Earnings”) and “Adjusted EPS.” More information about the Company’s use of non-GAAP financial measures is provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, under Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Use of Non-GAAP Financial Measures.”
In addition to the “Adjusted” results described above, the Company also uses Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA is defined as net income excluding the following: interest expense; interest income; provision

SONOCO PRODUCTS COMPANY
for income taxes; depreciation, depletion and amortization expense; non-operating pension costs; net income attributable to noncontrolling interests; restructuring/asset impairment charges; changes in LIFO inventory reserves; gains/losses from the divestiture of businesses and other assets; acquisition, integration and divestiture-related costs; derivative gains/losses; and other non-GAAP adjustments, if any, that may arise from time to time. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by net sales.
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
To compensate for any limitations in such non-GAAP financial measures, management believes that it is useful in evaluating the Company’s results to review both GAAP information, which includes all of the items impacting financial results, and the related non-GAAP financial measures that exclude certain elements, as described above. Further, Sonoco management does not, nor does it suggest that investors should, consider any non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Whenever reviewing a non-GAAP financial measure, investors are encouraged to review the related reconciliation to understand how it differs from the most directly comparable GAAP measure.
The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures in the Company’s Condensed Consolidated Statements of Income for each of the periods presented in conjunction with management’s analysis of the Company’s results of operations.

SONOCO PRODUCTS COMPANY
Adjusted Operating Profit, Adjusted Income Before Income Taxes, Adjusted Provision for Income Taxes, Adjusted Net Income Attributable to Sonoco, and Adjusted Diluted Earnings Per Share (“EPS”)

	For the three-month period ended October 1, 2023
Dollars in thousands, except per share data	Operating Profit	Income Before Income Taxes	Provision for Income Taxes	Net Income Attributable to Sonoco	Diluted EPS
As Reported	$162,937	$166,782	$39,351	$130,749	$1.32
Acquisition, integration and divestiture-related costs	12,472	12,472	1,979	10,493	0.10
Changes in LIFO inventory reserves	(3,186)	(3,186)	(816)	(2,370)	(0.02)
Amortization of acquisition intangibles	21,379	21,379	5,197	16,182	0.16
Restructuring/Asset impairment charges	18,110	18,110	4,385	13,974	0.14
Loss on divestiture of business and other assets	537	537	125	412	—
Other income, net	—	(36,943)	(8,929)	(28,014)	(0.28)
Non-operating pension costs	—	3,424	852	2,572	0.03
Net gain from derivatives	(3,310)	(3,310)	(830)	(2,480)	(0.03)
Other adjustments	3,607	3,607	252	3,355	0.04
Total adjustments	$49,609	$16,090	$2,215	$14,124	$0.14
Adjusted	$212,546	$182,872	$41,566	$144,873	$1.46
Due to rounding, individual items may not sum appropriately.

	For the three-month period ended October 2, 2022
Dollars in thousands, except per share data	Operating Profit	Income Before Income Taxes	Provision for Income Taxes	Net Income Attributable to Sonoco	Diluted EPS
As Reported	$181,942	$155,127	$36,824	$122,229	$1.24
Acquisition, integration and divestiture-related costs	2,022	2,022	765	1,257	0.01
Changes in LIFO inventory reserves	(302)	(302)	—	(302)	—
Amortization of acquisition intangibles	20,690	20,690	4,938	15,752	0.16
Restructuring/Asset impairment charges	20,652	20,652	4,862	15,976	0.16
Non-operating pension costs	—	1,249	340	909	0.01
Net loss from derivatives	1,478	1,478	378	1,100	0.01
Other adjustments	(1,391)	(1,391)	(2,015)	624	0.01
Total adjustments	$43,149	$44,398	$9,268	$35,316	$0.36
Adjusted	$225,091	$199,525	$46,092	$157,545	$1.60
Due to rounding, individual items may not sum appropriately.

SONOCO PRODUCTS COMPANY
Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended
Dollars in thousands	October 1, 2023	October 2, 2022

Net income attributable to Sonoco	$130,749	$122,229
Adjustments
Interest expense	32,847	26,714
Interest income	(3,173)	(1,148)
Provision for income taxes	39,351	36,824
Depreciation, depletion, and amortization	85,570	79,151
Non-operating pension costs	3,424	1,249
Net income attributable to noncontrolling interests	309	273
Restructuring/Asset impairment charges	18,110	20,652
Changes in LIFO inventory reserves	(3,186)	(302)
Loss on divestiture of business and other assets	537	—
Acquisition, integration and divestiture-related costs	12,472	2,022
Other income, net	(36,943)	—
Net (gain)/loss from derivatives	(3,310)	1,478
Other non-GAAP adjustments	3,607	(1,391)
Adjusted EBITDA	$280,364	$287,751

Net Sales	$1,710,419	$1,890,216
Net Income Margin	7.6%	6.5%
Adjusted EBITDA Margin	16.4%	15.2%

The Company does not calculate net income by segment; therefore, Adjusted EBITDA by Segment is reconciled to the closest GAAP measure of segment profitability, Segment Operating Profit, which is another method to achieve the same result. Segment Operating Profit is the measure of segment profit or loss reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance in accordance with Accounting Standards Codification (“ASC”) 280 - “Segment Reporting,” as prescribed by the Financial Accounting Standards Board.
Segment results viewed by the Company’s management to evaluate segment performance do not include the following: restructuring/asset impairment charges; amortization of acquisition intangibles; acquisition, integration and divestiture-related costs; changes in LIFO inventory reserves; gains/losses from the sale of businesses or other assets; or certain other items, if any, the exclusion of which the Company believes improves the comparability and analysis of the ongoing operating performance of the business. Accordingly, the term “segment operating profit” is defined as the segment’s portion of “operating profit” excluding those items. All other general corporate expenses have been allocated as operating costs to each of the Company’s reportable segments and All Other.

SONOCO PRODUCTS COMPANY

Segment Adjusted EBITDA and All Other Adjusted EBITDA Reconciliation
For the Three Months Ended October 1, 2023
Dollars in thousands	Consumer Packaging segment	Industrial Paper Packaging segment	All Other	Corporate	Total
Segment and Total Operating Profit	$112,038	$75,006	$25,502	$(49,609)	$162,937
Adjustments:
Depreciation, depletion and amortization[1]	31,401	26,558	6,232	21,379	85,570
Equity in earnings of affiliates, net of tax	284	3,343	—	—	3,627
Restructuring/Asset impairment charges[2]	—	—	—	18,110	18,110
Changes in LIFO inventory reserves[3]	—	—	—	(3,186)	(3,186)
Acquisition, integration and divestiture-related costs[4]	—	—	—	12,472	12,472
Loss from divestiture of business and other assets	—	—	—	537	537
Net gains from derivatives[5]	—	—	—	(3,310)	(3,310)
Other non-GAAP adjustments	—	—	—	3,607	3,607
Segment Adjusted EBITDA	$143,723	$104,907	$31,734	$—	$280,364

Net Sales	$938,407	$580,035	$191,977
Segment Operating Profit Margin	11.9%	12.9%	13.3%
Segment Adjusted EBITDA Margin	15.3%	18.1%	16.5%

1 Included in Corporate is the amortization of acquisition intangibles associated with the Consumer Packaging segment of $14,197, the Industrial Paper Packaging segment of $3,414, and All Other of $3,768.
2 Included in Corporate are restructuring/asset impairment charges associated with the Consumer Packaging segment of $8,288, the Industrial Paper Packaging segment of $6,430, and All Other of $1,766.
3 Included in Corporate are changes in LIFO inventory reserves associated with the Consumer Packaging segment of $(3,325) and the Industrial Paper Packaging segment of $139.
4 Included in Corporate are acquisition, integration and divestiture-related costs associated with the Consumer Packaging segment of $410 and the Industrial Paper Packaging segment of $5,046.
5 Included in Corporate are net gains on derivatives associated with the Consumer Packaging segment of $(468), the Industrial Paper Packaging segment of $(2,178), and All Other of $(664).

SONOCO PRODUCTS COMPANY

Segment Adjusted EBITDA and All Other Adjusted EBITDA Reconciliation
For the Three Months Ended October 2, 2022
Dollars in thousands	Consumer Packaging segment	Industrial Paper Packaging segment	All Other	Corporate	Total
Segment and Total Operating Profit	$127,859	$81,859	$15,373	$(43,149)	$181,942
Adjustments:
Depreciation, depletion, and amortization[1]	29,102	23,164	6,195	20,690	79,151
Equity in earnings of affiliates, net of tax	359	3,840	—	—	4,199
Restructuring/Asset impairment charges[2]	—	—	—	20,652	20,652
Changes in LIFO inventory reserves[3]	—	—	—	(302)	(302)
Acquisition, integration and divestiture-related costs[4]	—	—	—	2,022	2,022
Net losses from derivatives[5]	—	—	—	1,478	1,478
Other non-GAAP adjustments	—	—	—	(1,391)	(1,391)
Segment Adjusted EBITDA	$157,320	$108,863	$21,568	$—	$287,751

Net Sales	$1,030,549	$661,452	$198,215
Segment Operating Profit Margin	12.4%	12.4%	7.8%
Segment Adjusted EBITDA Margin	15.3%	16.5%	10.9%

1 Included in Corporate is the amortization of acquisition intangibles associated with the Consumer Packaging segment of $14,326, the Industrial Paper Packaging segment of $1,973, and All Other of $4,392.
2 Included in Corporate are restructuring/asset impairment charges associated with the Consumer Packaging segment of $4,350, the Industrial Paper Packaging segment of $7,674, and All Other of $18.
3 Included in Corporate are changes in LIFO inventory reserves associated with the Consumer Packaging segment of $(1,653) and the Industrial Paper Packaging segment of $1,351.
4 Included in Corporate are acquisition, integration and divestiture-related costs associated with the Consumer Packaging segment of $855 and Industrial Paper Packaging of $800.
5 Included in Corporate are net losses on derivatives associated with the Consumer Packaging segment of $203, the Industrial Paper Packaging segment of $986, and All Other of $289.
RESULTS OF OPERATIONS
The following discussion provides a review of results for the three-month period ended October 1, 2023 versus the three-month period ended October 2, 2022.
OVERVIEW
Net sales for the third quarter of 2023 declined by $179.8 million or 9.5%, to $1.71 billion, compared to $1.89 billion in the same period last year. The decline was attributable to lower overall volumes of $143.4 million, lower selling prices of $58.4 million, and destocking trends among our customers.
Net income attributable to Sonoco for the third quarter of 2023 increased to $130.7 million, or $1.32 per diluted share, compared to $122.2 million, or $1.24 per diluted share, for the same period of 2022. Net income in the current period included the gain from the step-up to fair value of the Company’s 35% investment in RTS Packaging upon acquiring the remaining 65% interest on September 8, 2023. This gain and higher productivity were partially offset by lower overall volume and mix, price/cost, and higher net interest expense. Adjusted Earnings for the third quarter of 2023 were $144.9 million ($1.46 per diluted share), compared with $157.5 million ($1.60 per diluted share), during the same period in 2022.

SONOCO PRODUCTS COMPANY
GAAP operating profit for the third quarter of 2023 was $162.9 million, a decrease of 10.4% from the $181.9 million reported in the third quarter of 2022. The decrease in GAAP operating profit was primarily the result of lower overall volume and mix across most of the businesses, pricing, and destocking trends among our customers, partially offset by productivity. Adjusted Operating Profit for the third quarter of 2023 was $212.5 million, a decrease of 5.6% from the $225.1 million reported in the same period in 2022.

COSTS AND EXPENSES
Cost of goods sold decreased by $176.9 million, or 11.6%, in the third quarter of 2023 compared with the same period last year. The decrease was driven primarily by lower volumes and lower input costs.
Gross profit was $364.3 million for the three-month period ended October 1, 2023, which was $2.9 million lower than the prior-year period. The decrease in gross profit was driven by volume declines which were partially offset by the benefit from strategic pricing actions and productivity. Gross profit as a percent of sales increased to 21.3% from 19.4% in the prior-year quarter.
Selling, general and administrative costs increased by $18.1 million, or 11.0%, in the third quarter of 2023 compared with the same period last year. The increase was due to acquisition-related costs and salary inflation increases.
Restructuring/Asset impairment charges totaled $18.1 million in the third quarter of 2023, compared with $20.7 million during the same period last year. Additional information regarding restructuring and asset impairment charges is provided in Note 5 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(Loss)/Gain on divestiture of business and other assets reflects a $0.5 million reduction in the previously recognized gain from the divestiture of the Company’s U.S. BulkSak business due to working capital adjustments. See Note 3 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Other income, net of $36.9 million in the third quarter of 2023 reflects a gain of $44.0 million resulting from the remeasurement of the Company’s previously held equity interest in RTS Packaging to fair value, partially offset by a loss of $7.1 million from the settlement of a contract associated with the acquisition of the Chattanooga Mill that was determined to have unfavorable terms given market conditions at the time of the acquisition. See Note 3 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Non-operating pension costs were $2.2 million higher year over year due to higher interest costs on the Company’s defined benefit plan liabilities. Additional information regarding costs of the Company’s retirement plans is provided in Note 12 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Net interest expense for the third quarter of 2023 increased to $29.7 million, compared with $25.6 million during the third quarter of 2022. The increase of $4.1 million was due to higher quarter-over-quarter average debt balances resulting from the term loans executed in December 2022 and August 2023 and the impact of higher interest rates on the Company’s variable rate debt.
The effective tax rates reflected in GAAP net income and Adjusted Earnings in the third quarter of 2023 were 23.6% and 22.7%, respectively, compared with 23.7% and 23.1%, respectively, in the prior year’s quarter. The decrease in the effective tax rate on Adjusted Earnings was due primarily to adjustments related to changes in estimate recognized at the time of completing the Company’s 2022 federal income tax return. The GAAP rate varied slightly from the prior year’s quarter due to variances in tax rates between the jurisdictions in which the respective income and charges were taxed.

SONOCO PRODUCTS COMPANY

REPORTABLE SEGMENTS
The Company’s operating and reporting structure consists of two reportable segments, Consumer Packaging and Industrial Paper Packaging, with all remaining businesses reported as All Other. The following table summarizes net sales attributable to each of the Company’s segments and All Other for the third quarters of 2023 and 2022:

	Three Months Ended
(Dollars in thousands)	October 1, 2023	October 2, 2022	% Change
Net sales:
Consumer Packaging	$938,407	$1,030,549	(8.9)%
Industrial Paper Packaging	580,035	661,452	(12.3)%
All Other	191,977	198,215	(3.1)%
Net sales	$1,710,419	$1,890,216	(9.5)%

The following table summarizes operating profit attributable to each of the Company’s reportable segments, the All Other group of businesses, and Corporate-related activity during the third quarters of 2023 and 2022:

	Three Months Ended
(Dollars in thousands)	October 1, 2023	October 2, 2022	% Change
Operating profit:
Consumer Packaging	$112,038	$127,859	(12.4)%
Industrial Paper Packaging	75,006	81,859	(8.4)%
All Other	25,502	15,373	65.9%
Corporate
Restructuring/Asset impairment charges	(18,110)	(20,652)
Amortization of acquisition intangibles	(21,379)	(20,690)
Other non-GAAP charges, net	(10,120)	(1,807)
Operating profit	$162,937	$181,942	(10.4)%
The following table summarizes Adjusted EBITDA attributable to each of the Company’s reportable segments, and the All Other group of businesses during the third quarters of 2023 and 2022:

	Three Months Ended
(Dollars in thousands)	October 1, 2023	October 2, 2022	% Change
Adjusted EBITDA:
Consumer Packaging	$143,723	$157,320	(8.6)%
Industrial Paper Packaging	104,907	108,863	(3.6)%
All Other	31,734	21,568	47.1%
Adjusted EBITDA	$280,364	$287,751	(2.6)%

SONOCO PRODUCTS COMPANY
The following table summarizes restructuring/asset impairment charges/(income) attributable to each of the Company’s reportable segments, the All Other group of businesses, and Corporate-related activity during the third quarters of 2023 and 2022:

	Three Months Ended
(Dollars in thousands)	October 1, 2023	October 2, 2022
Restructuring/Asset impairment charges/(income):
Consumer Packaging	$8,288	$4,350
Industrial Paper Packaging	6,430	7,674
All Other	1,766	18
Corporate	1,626	8,610
Restructuring/Asset impairment charges	$18,110	$20,652
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
Segment sales decreased approximately 8.9% compared to the prior year’s quarter as volumes were impacted by inflationary pressures within the retail sector along with unfavorable pricing.
Segment operating profit and Adjusted EBITDA decreased by 12.4% and 8.6%, respectively. The decline was largely due to lower volumes across the segment and price/cost. These declines were partially offset by continued strong productivity throughout the segment.
Industrial Paper Packaging
The primary products produced and sold within the Industrial Paper Packaging segment include goods produced from recycled fiber including paperboard tubes, cones, and cores; paper-based protective packaging; and uncoated recycled paperboard for folding cartons, can board and laminated structures. Products across this segment support multiple end markets, primarily in paper, textile, and films.
Segment sales decreased 12.3% from the prior year’s quarter due to general volume and mix declines attributable to both the exit from the corrugated medium market, the sale of the S3 and U.S. BulkSak businesses, as well as weakness in global demand for converted paper. These were partially offset by the acquisitions of the remaining interest in RTS Packaging and the Chattanooga Mill.
Segment operating profit and Adjusted EBITDA decreased 8.4% and 3.6%, respectively, as the impact of lower volumes and price/cost headwinds were only partially offset by productivity and net acquisition and divestiture activity. Segment operating profit margin increased to 13% in the third quarter of 2023 from 12% in the same period last year and Segment Adjusted EBITDA margin improved to 18% in the third quarter compared to 16% in the same period last year due to favorable resets in commercial contracts with certain customers and suppliers and improved operational efficiencies in our manufacturing facilities.
All Other
The primary products produced with the All Other group of businesses consist of a variety of packaging materials including plastic, paper, foam, and various other specialty materials serving a wide variety of end markets including consumer staples, consumer discretionary, industrial and pharmaceuticals.
Sales declined 3.1% from the prior year’s quarter primarily due to lower volumes.
Operating profit improved 65.9% and Adjusted EBITDA improved 47.1% in the third quarter of 2023 compared to the same period last year, primarily due to positive strategic pricing performance and strong productivity, partially offset by lower volumes. As a result, operating margin increased to 13.3% in the third quarter of 2023 compared to 7.8% in the same quarter last year.

SONOCO PRODUCTS COMPANY

Nine Months Ended October 1, 2023 Compared with Nine Months Ended October 2, 2022
RECONCILIATIONS OF GAAP TO NON-GAAP FINANCIAL MEASURES
The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures in the Company’s Condensed Consolidated Statements of Income for each of the periods presented.
Adjusted Operating Profit, Adjusted Income Before Income Taxes, Adjusted Provision for Income Taxes, Adjusted Net Income Attributable to Sonoco, and Adjusted Diluted EPS

	For the nine-month period ended October 1, 2023
Dollars in thousands, except per share data	Operating Profit	Income Before Income Taxes	Provision for Income Taxes	Net Income Attributable to Sonoco	Diluted EPS
As Reported	$580,444	$512,279	$127,003	$393,717	$3.98
Acquisition, integration and divestiture-related costs	22,192	22,192	4,249	17,943	0.18
Changes in LIFO inventory reserves	(10,186)	(10,186)	(2,564)	(7,622)	(0.08)
Amortization of acquisition intangibles	63,082	63,082	15,312	47,770	0.48
Restructuring/Asset impairment charges	52,981	52,981	12,344	40,658	0.41
Gain on divestiture of business and other assets	(78,844)	(78,844)	(18,823)	(60,021)	(0.61)
Other income, net	—	(36,943)	(8,929)	(28,014)	(0.28)
Non-operating pension costs	—	10,424	2,589	7,835	0.08
Net gain from derivatives	(1,513)	(1,513)	(381)	(1,132)	(0.01)
Other adjustments	8,750	8,750	1,423	7,327	0.09
Total adjustments	$56,462	$29,943	$5,220	$24,744	$0.26
Adjusted	$636,906	$542,222	$132,223	$418,461	$4.24

Due to rounding, individual items may not sum appropriately.

	For the nine-month period ended October 2, 2022
Dollars in thousands, except per share data	Operating Profit	Income Before Income Taxes	Provision for Income Taxes	Net Income Attributable to Sonoco	Diluted EPS
As Reported	$548,480	$476,437	$116,712	$369,234	$3.74
Acquisition, integration and divestiture-related costs	62,655	62,655	15,529	47,126	0.48
Changes in LIFO inventory reserves	25,088	25,088	6,396	18,692	0.19
Amortization of acquisition intangibles	60,361	60,361	14,666	45,695	0.46
Restructuring/Asset impairment charges	43,357	43,357	7,339	36,304	0.37
Non-operating pension costs	—	4,251	1,184	3,067	0.03
Net gain from derivatives	(2,316)	(2,316)	(578)	(1,738)	(0.02)
Other adjustments	(1,589)	(1,725)	2,605	(4,330)	(0.04)
Total adjustments	$187,556	$191,671	$47,141	$144,816	$1.47
Adjusted	$736,036	$668,108	$163,853	$514,050	$5.21

Due to rounding, individual items may not sum appropriately.

SONOCO PRODUCTS COMPANY
Adjusted EBITDA and Adjusted EBITDA Margin

	Nine Months Ended
Dollars in thousands	October 1, 2023	October 2, 2022

Net income attributable to Sonoco	$393,717	$369,233
Adjustments
Interest expense	101,363	71,242
Interest income	(6,679)	(3,450)
Provision for income taxes	127,003	116,712
Depreciation, depletion, and amortization	249,387	231,095
Non-operating pension costs	10,424	4,251
Net income attributable to noncontrolling interests	354	642
Restructuring/Asset impairment charges	52,981	43,357
Changes in LIFO inventory reserves	(10,186)	25,088
Gain from divestiture of business and other assets	(78,844)	—
Acquisition, integration and divestiture-related costs	22,192	62,655
Other income, net	(36,943)	—
Net gain from derivatives	(1,514)	(2,316)
Other non-GAAP adjustments	8,750	(1,589)
Adjusted EBITDA	$832,005	$916,920

Net Sales	$5,145,492	$5,574,530
Net Income Margin	7.7%	6.6%
Adjusted EBITDA Margin	16.2%	16.4%

SONOCO PRODUCTS COMPANY
The following tables reconcile Segment Operating Profit, the closest GAAP measure of profitability, to Segment Adjusted EBITDA.

Segment Adjusted EBITDA and All Other Adjusted EBITDA Reconciliation
For the Nine Months Ended October 1, 2023
Dollars in thousands	Consumer Packaging segment	Industrial Paper Packaging segment	All Other	Corporate	Total
Segment and Total Operating Profit	$299,083	$256,413	$81,409	$(56,461)	$580,444
Adjustments:
Depreciation, depletion and amortization[1]	91,395	76,444	18,466	63,082	249,387
Equity in earnings of affiliates, net of tax	493	8,302	—	—	8,795
Restructuring/Asset impairment charges[2]	—	—	—	52,981	52,981
Changes in LIFO inventory reserves[3]	—	—	—	(10,186)	(10,186)
Acquisition, integration and divestiture-related costs[4]	—	—	—	22,192	22,192
Gains from divestiture of business and other assets[5]	—	—	—	(78,844)	(78,844)
Net gains from derivatives[6]	—	—	—	(1,514)	(1,514)
Other non-GAAP adjustments	—	—	—	8,750	8,750
Segment Adjusted EBITDA	$390,971	$341,159	$99,875	$—	$832,005

Net Sales	$2,771,290	$1,781,033	$593,169
Segment Operating Profit Margin	10.8%	14.4%	13.7%
Segment Adjusted EBITDA Margin	14.1%	19.2%	16.8%

1 Included in Corporate is the amortization of acquisition intangibles associated with the Consumer Packaging segment of $42,829, the Industrial Paper Packaging segment of $8,913, and All Other of $11,340.
2 Included in Corporate are restructuring/asset impairment charges associated with the Consumer Packaging segment of $11,792, the Industrial Paper Packaging segment of $32,961, and All Other of $5,875.
3 Included in Corporate are changes in LIFO inventory reserves associated with the Consumer Packaging segment of $(9,428) and the Industrial Paper Packaging segment of $(758).
4 Included in Corporate are acquisition, integration and divestiture-related costs associated with the Consumer Packaging segment of $1,302 and the Industrial Paper Packaging segment of $5,394.
5 Included in Corporate are gains from the divestiture of business and other assets associated with the sale of the Company’s timberland properties of $(60,945), the sale of its S3 business of $(11,065), and the sale of its U.S. BulkSak business of $(6,834), all of which are associated with the Industrial Paper Packaging segment.
6 Included in Corporate are gains on derivatives associated with the Consumer Packaging segment of $(194), the Industrial Paper Packaging segment of $(1,045), and All Other of $(275).

SONOCO PRODUCTS COMPANY

Segment Adjusted EBITDA and All Other Adjusted EBITDA Reconciliation
For the Nine Months Ended October 2, 2022
Dollars in thousands	Consumer Packaging segment	Industrial Paper Packaging segment	All Other	Corporate	Total
Segment and Total Operating Profit	$440,889	$248,721	$46,426	$(187,556)	$548,480
Adjustments:
Depreciation, depletion, and amortization[1]	83,161	68,941	18,631	60,361	231,094
Equity in earnings of affiliates, net of tax	368	9,783	—	—	10,151
Restructuring/Asset impairment charges[2]	—	—	—	43,357	43,357
Changes in LIFO inventory reserves[3]	—	—	—	25,088	25,088
Acquisition, integration and divestiture-related costs[4]	—	—	—	62,655	62,655
Net gain from derivatives[5]	—	—	—	(2,316)	(2,316)
Other non-GAAP adjustments	—	—	—	(1,589)	(1,589)
Segment Adjusted EBITDA	$524,418	$327,445	$65,057	$—	$916,920

Net Sales	$2,888,630	$2,087,981	$597,919
Segment Operating Profit Margin	15.3%	11.9%	7.8%
Segment Adjusted EBITDA Margin	18.2%	15.7%	10.9%
1 Included in Corporate is the amortization of acquisition intangibles associated with the Consumer Packaging segment of $40,938, the Industrial Paper Packaging segment of $6,098, and All Other of $13,325.
2 Included in Corporate are restructuring/asset impairment charges associated with the Consumer Packaging segment of $9,459, the Industrial Paper Packaging segment of $19,194, and All Other of $(399).
3 Included in Corporate are changes in LIFO inventory reserves associated with the Consumer Packaging segment of $22,589 and the Industrial Paper Packaging segment of $2,499.
4 Included in Corporate are acquisition, integration and divestiture-related costs associated with the Consumer Packaging segment of $38,039 and the Industrial Paper Packaging segment of $1,866.
5 Included in Corporate are net gains on derivatives associated with the Consumer Packaging segment of $(347), the Industrial Paper Packaging segment of $(1,477), and All Other of $(492).
RESULTS OF OPERATIONS
The following discussion provides a review of results for the nine-month period ended October 1, 2023 compared with the nine-month period ended October 2, 2022.
OVERVIEW
Net sales for the first nine months of 2023 decreased 7.7 percent to $5.1 billion, compared with $5.6 billion in the same period last year. The decline was primarily attributable to lower overall volume/mix, including the impact of acquisitions and divestitures of $450.7 million, partially offset by the favorable year-over-year impact of higher selling prices.
Net income attributable to Sonoco for the first nine months of 2023 increased to $393.7 million, or $3.98 per diluted share, compared to $369.2 million, or $3.74 per diluted share, reported for the same period of 2022. Adjusted Earnings were adjusted to exclude net after-tax charges totaling $24.7 million and $144.8 million in the first nine months of 2023 and 2022, respectively. In both years, these net non-GAAP adjustments included acquisition, integration and divestiture-related charges, amortization of acquisition intangibles, restructuring/asset impairment charges, changes in LIFO inventory reserves, and other non-GAAP adjustments as reflected in the preceding reconciliations. In addition, the non-GAAP adjustments in 2023 also included gains from the divestiture of businesses and from the sale of other assets and the gain from the step-up to fair value of the Company’s 35% investment in RTS Packaging upon acquiring the remaining 65% interest on September 8, 2023.

SONOCO PRODUCTS COMPANY
Excluding these non-GAAP adjustments, Adjusted Earnings for the nine-month period ended October 1, 2023 decreased 18.6 percent to $418.5 million, or $4.24 per diluted share, from $514.1 million, or $5.21 per diluted share, in the nine-month period ended October 2, 2022.
The decrease in Adjusted Earnings of $95.6 million was largely attributable to lower volumes in most businesses and higher net interest expense of $26.9 million. Price/cost, though favorable in the Industrial Paper Packaging segment and All Other, was more than offset by negative price/cost in the Consumer Packaging segment driven by metal price overlap. These declines were partially offset by strong year-over-year productivity improvements and strong performance in acquisitions.
COSTS AND EXPENSES
Cost of goods sold decreased $399.3 million, or 9.0 percent, while the Company’s gross profit margin percentage increased to 21.3 percent for the first nine months of 2023, compared to 20.2 percent in the prior-year period. The decrease in cost of goods sold was driven primarily by lower volumes, lower input costs, and a year-over-year reduction in the acquisition date fair value adjustments to finished goods inventory recognized in cost of goods sold. These adjustments totaled $4.9 million for the RTS Packaging acquisition in the first nine months of 2023 compared with $33.2 million for the Metal Packaging acquisition in the first nine months of 2022.
GAAP Selling, general and administrative costs for the first nine months of 2023 increased $7.5 million, or 1.4 percent, year over year. The increase was largely driven by salary inflation, partially offset by lower year-over-year acquisition, integration and divestiture-related costs and lower management incentive compensation costs.
Restructuring/Asset impairment charges totaled $53.0 million in the first nine months of 2023, compared with $43.4 million of net charges in the same period last year. The greater restructuring activity in the current year reflects the closure of several operations, including a paper mill in Hutchinson, Kansas and a perimeter-of-the-store facility in Exeter, California. Charges in the first nine months of 2022 included $9.2 million of asset impairment charges resulting from the Company’s exit from its operations in Russia. Additional information regarding restructuring and asset impairment charges is provided in Note 5 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Gain on divestiture of business and other assets of $78.8 million in the nine-month period ended October 2, 2023 reflects net gains from the sale of the Company’s timberland properties and the divestitures of its S3 and U.S. BulkSak businesses. See Note 3 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Other income, net of $36.9 million in the third quarter of 2023 reflects a gain of $44.0 million resulting from the remeasurement of the Company’s previously held equity interest in RTS Packaging to fair value, partially offset by a loss of $7.1 million from the settlement of a contract associated with the acquisition of the Chattanooga Mill that was determined to have unfavorable terms given market conditions at the time of the acquisition. See Note 3 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Non-operating pension costs increased $6.2 million year over year due to higher interest costs on the Company’s defined benefit plan liabilities. Additional information regarding costs of the Company’s retirement plans is provided in Note 12 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
GAAP net interest expense for the first nine months of 2023 increased to $94.7 million, compared with $67.8 million during the first nine months of 2022. The increase of $26.9 million was primarily due to higher year-over-year average debt balances resulting from the term loans executed in December 2022 and August 2023 and the impact of higher interest rates on the Company’s variable rate debt.
The effective tax rates reflected in GAAP net income and Adjusted Earnings in the first nine months of 2023 were 24.8 percent and 24.4 percent, respectively, compared with 24.5 percent and 24.5 percent for GAAP net income and Adjusted Earnings, respectively, in the prior-year period. The effective tax rate on GAAP net income increased slightly from the prior year due primarily to an increase in the valuation allowance on foreign tax credits. The effective tax rate on Adjusted Earnings varied slightly from the prior year due to variances in tax rates between jurisdictions in which the respective income and charges were taxed.

SONOCO PRODUCTS COMPANY
REPORTABLE SEGMENTS
The following table summarizes net sales attributable to each of the Company’s reportable segments, and the All Other group of businesses during the first nine months of 2023 and 2022:

	Nine Months Ended
(Dollars in thousands)	October 1, 2023	October 2, 2022	% Change
Net sales:
Consumer Packaging	$2,771,290	$2,888,630	(4.1)%
Industrial Paper Packaging	1,781,033	2,087,981	(14.7)%
All Other	593,169	597,919	(0.8)%
Net sales	$5,145,492	$5,574,530	(7.7)%
The following table summarizes operating profit attributable to each of the Company’s reportable segments, the All Other group of businesses, and Corporate-related activity during the first nine months of 2023 and 2022:

	Nine Months Ended
(Dollars in thousands)	October 1, 2023	October 2, 2022	% Change
Operating profit:
Consumer Packaging	$299,083	$440,889	(32.2)%
Industrial Paper Packaging	256,413	248,721	3.1%
All Other	81,409	46,426	75.4%
Corporate
Restructuring/Asset impairment charges	(52,981)	(43,357)
Amortization of acquisition intangibles	(63,082)	(60,361)
Other non-GAAP charges, net	59,602	(83,838)
Operating profit	$580,444	$548,480	5.8%
The following table summarizes Adjusted EBITDA attributable to each of the Company’s reportable segments and the All Other group of businesses during the first nine months of 2023 and 2022:

	Nine Months Ended
(Dollars in thousands)	October 1, 2023	October 2, 2022	% Change
Adjusted EBITDA:
Consumer Packaging	$390,971	$524,418	(25.4)%
Industrial Paper Packaging	341,159	327,445	4.2%
All Other	99,875	65,057	53.5%
Adjusted EBITDA	$832,005	$916,920	(9.3)%

SONOCO PRODUCTS COMPANY
The following table summarizes restructuring/asset impairment charges attributable to each of the Company’s reportable segments, the All Other group of businesses, and Corporate-related activity during the first nine months of 2023 and 2022:

	Nine Months Ended
(Dollars in thousands)	October 1, 2023	October 2, 2022
Restructuring/Asset impairment charges/(income):
Consumer Packaging	$11,792	$9,459
Industrial Paper Packaging	32,961	19,194
All Other	5,875	(399)
Corporate	2,353	15,103
Restructuring/Asset impairment charges	$52,981	$43,357
Consumer Packaging
Segment sales decreased 4.1 percent year to date compared to the prior-year period due to $240.1 million of lower volume/mix, partially offset by higher selling prices of $33.5 million and approximately $78.7 million of sales from the January 2022 Metal Packaging acquisition.
Year-to-date segment operating profit decreased 32.2 percent as both unfavorable price/cost and unfavorable volume/mix were only partially offset by productivity gains. As a result, segment operating profit margin decreased from 15.3 percent in the first nine months of 2022 to 10.8 percent in the first nine months of 2023.
Industrial Paper Packaging
Segment sales decreased 14.7 percent year to date versus the prior-year period due to unfavorable volume/mix of $242.0 million and the impact of net acquisitions and divestitures of $12.3 million.
Segment operating profit increased 3.1 percent versus the prior-year period as price/cost gains, including the benefits of strategic pricing initiatives, were only partially offset by lower volumes. As a result, segment operating margins were up 248 basis points to 14.4 percent.
All Other
Sales for All Other declined 0.8 percent year to date compared to the prior-year period due to lower volume, partially offset by increased selling prices and productivity.
All Other operating profit increased 75.4 percent year to date compared to the prior-year period due to the impact of a favorable price/cost relationship and strong productivity gains, partially offset by the impact of lower volumes. Segment operating margin increased to 13.7 percent year to date compared to 7.8 percent in 2022.

SONOCO PRODUCTS COMPANY
Financial Position, Liquidity and Capital Resources
Cash generated from operations for the first nine months of 2023 was $616.9 million, compared with $322.1 million in the same period of 2022, an increase of $294.8 million. GAAP net income increased by $24.2 million year over year, reflecting the non-cash gains resulting from the remeasurement of the Company’s previously held equity interest in RTS Packaging to fair value, the sales of the Company’s S3 business, U.S. BulkSak business and timberland properties during the first nine months of 2023. Cash contributions to the Company’s retirement plans were $10.3 million in the first nine months of 2023, compared with $33.5 million in the same period last year. The contributions in the prior year included the final Sonoco Retirement Contribution (“SRC”), the non-elective component of the Sonoco Savings Plan. The SRC was terminated as of December 31, 2021. Net working capital provided $67.3 million of cash in the first nine months of 2023, while it used $317.0 million in the same period last year, for a year-over-year increase in operating cash flow of $384.3 million. The year-over-year improvement was driven largely by inventory reductions in the current year. During the first nine months of 2022, inventory levels increased to mitigate supply chain uncertainty caused by lack of availability and shipment delays. Inventory levels decreased in the first nine months of 2023 as the Company focused on inventory reduction in a lower sales volume environment, specifically in tinplate steel. The year-over-year decrease in accounts payable was attributable to the lower spending on inventories and a decline in the cost of inputs (principally steel and old corrugated containers). While accounts receivable increased during the first nine months of 2023, the increase was much smaller than experienced during the first nine months of 2022, when higher selling prices increased accounts receivable significantly and volumes were higher. The Company continues to actively manage all components of net working capital, particularly inventory reduction initiatives in response to supply chain normalization, in an effort to manage operational efficiency and cash management goals while supporting the needs of its customers. Changes in accrued expenses and other assets and liabilities used $9.5 million in the nine-month period ended October 1, 2023, compared with a cash provision of $15.7 million in the same period last year. The $25.3 million additional use of cash was largely driven by the higher year-over-year payout of management incentive compensation.
Investing activities used $459.7 million of cash in the first nine months of 2023, compared with $1,570.4 million in the same period last year. The lower year-over-year use of cash was primarily attributable to lower acquisition spending as the Company invested $1,337.7 million in the Metal Packaging acquisition in the first nine months of 2022, compared with $313.4 million in the RTS Packaging and Chattanooga Mill acquisitions in the first nine months of 2023. Capital expenditures during the first nine months of 2023 were $254.9 million, $18.1 million higher than the same period last year. The year-over-year increase was largely driven by increased investments in strategic growth and productivity projects in both the Consumer Packaging and the Industrial Packaging segments. Proceeds from the sale of businesses provided $31.1 million of cash in the first nine months of 2023 as the Company received cash from the sale of its S3 and BulkSak businesses. Additionally, proceeds from the sale of assets increased by $66.7 million year over year, primarily from the sale of the Company’s timberland properties in March 2023. Other net investing activities provided $6.6 million more cash year over year, primarily as a result of higher life insurance proceeds received in the current year. Net capital spending for 2023 is expected to be approximately $250 million compared to $319 million in 2022.
Financing activities used $129.1 million of cash in the nine-month period ended October 1, 2023, while providing $1.3 billion in the corresponding prior-year period, a year-over-year decrease of $1.4 billion. The decrease was largely driven by higher debt proceeds in the prior year, which included $1.2 billion of net proceeds from the issuance of unsecured notes and $300 million of proceeds from a three-year term loan facility, primarily to fund the Metal Packaging acquisition. Cash used to pay dividends increased by $8.2 million year over year reflecting the increase in the quarterly dividend payment from $0.49 per share to $0.51 per share approved by the Company’s Board of Directors in February 2023. The Company used cash of $14.5 million to purchase a noncontrolling interest in Graffo Paranaense de Embalagens S/A in the first quarter of 2022. Cash used to repurchase the Company’s common stock to satisfy employee tax withholding obligations in association with the exercise of certain share-based compensation awards was $10.6 million in the nine-month period ended October 1, 2023, compared to $4.1 million in the same period last year.

SONOCO PRODUCTS COMPANY
The Company’s cash balances are held in numerous locations throughout the world. At October 1, 2023 and December 31, 2022, approximately $171.7 million and $170.1 million, respectively, of the Company’s reported cash and cash equivalents balances of $257.9 million and $227.4 million, respectively, were held outside of the United States by its foreign subsidiaries. Cash held outside of the United States is available to meet local liquidity needs or for capital expenditures, acquisitions, and other offshore growth opportunities. As the Company has maintained sufficient domestic liquidity through a combination of operating cash flow generation and access to bank and capital market borrowings, management has generally considered its foreign unremitted earnings to be indefinitely invested outside the United States and currently has no plans to repatriate such earnings, other than excess cash balances that can be repatriated at minimal tax cost. Accordingly, as of October 1, 2023 the Company is not providing for taxes on these amounts for financial reporting purposes. Computation of the potential deferred tax liability associated with unremitted earnings considered to be indefinitely reinvested is not practicable.
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
The Company operates a $500 million commercial paper program, supported by a $900 million unsecured revolving credit facility with a syndicate of banks that is committed through June 2026. The Company increased the commitments from the original $750 million revolving credit facility by $150 million in August 2023. The Company has the contractual right to draw funds directly on the underlying revolving credit facility, which could possibly occur if there were a disruption in the commercial paper market.
The Company entered into a new term loan facility with the ability to borrow up to $900 million in August 2023. Borrowings under the term loan facility totaling $870 million were used to repay the syndicated term loans that were due in December 2023 and January 2025, to fund the acquisitions of RTS Packaging and the Chattanooga Mill and to make certain capital expenditures. See Note 9 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Recent events in the banking sector have caused the Company to review and assess risk with respect to our banking partners, including the syndicate of twenty-four banks that participate in our term loan facility and revolving credit facility. All of our banks are considered Large Financial Institutions and subject to higher reporting and stress testing requirements, and six of the twenty-four banks are considered Globally Systemically Important Banks and subject to the highest stress testing and capital requirements. All of the banks that participate in our term loan and the $900 million revolving credit facility which backstops our commercial paper program are of the highest credit quality. The Company generally does not hold cash deposits with banks in excess of operational needs, and our operating balances across the world are held in a well-diversified group of international banks.
During the nine-month period ended October 1, 2023, the Company reported a net increase in cash and cash equivalents of $2.4 million due to currency translation adjustments resulting from a weaker U.S. dollar relative to certain foreign currencies in which cash and cash equivalents were held.
At October 1, 2023, the Company had scheduled debt maturities of approximately $42 million over the next twelve months. Also at October 1, 2023, the Company had no commercial paper balances outstanding; accordingly, and all of the $900 million in committed capacity under its revolving credit facility was available for draw down. The Company believes these amounts, combined with cash and cash equivalents on hand of approximately $258 million and expected net cash flows generated from operating and investing activities, provide ample liquidity to cover debt maturities and other cash flow needs of the Company over the remainder of 2023 and beyond.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenants currently require the Company to maintain a minimum level of interest coverage and a minimum level of net worth, as defined in the agreements. As of October 1, 2023, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.
During the nine-month period ended October 1, 2023, the Company received net cash proceeds totaling approximately $13.8 million, $70.8 million, and $17.3 million from the sales of its S3 business, timberland properties, and U.S. BulkSak business, respectively. The Company used these proceeds for general Corporate purposes.

SONOCO PRODUCTS COMPANY
The Company continually explores strategic acquisition opportunities which may result in the use of cash. Given the nature of the acquisition process, the timing and amounts of such expenditures are not always predictable. The Company expects that any acquisitions requiring funding in excess of cash on hand would be financed using existing credit facilities or additional borrowings.
The Company anticipates making additional contributions to its other pension and postretirement plans of approximately $4 million during the remainder of 2023, resulting in expected total contributions to these plans of approximately $15 million in 2023. Future funding requirements beyond the current year will vary depending largely on investment performance, future actuarial assumptions, and legislative actions.
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
Because the economy in Venezuela is considered highly inflationary under U.S. GAAP, the Company considers the U.S. dollar to be the functional currency of its Venezuelan operations and uses the official exchange rate when remeasuring the financial results of those operations. Economic conditions in Venezuela have worsened considerably over the past several years and there are no indications that conditions are likely to improve in the foreseeable future. Further deterioration could result in the recognition of an impairment charge or a deconsolidation of the subsidiary. At October 1, 2023, the carrying value of the Company’s net investment in its Venezuelan operations was approximately $2.1 million. In addition, at October 1, 2023, the Company’s “Accumulated other comprehensive loss” included a cumulative translation loss of $3.8 million related to its Venezuelan operations which would need to be reclassified to net income in the event of a complete exit of the business or a deconsolidation of the Venezuelan operations.
Turkey has been deemed to be a highly inflationary economy under U.S. GAAP since the first quarter of 2022. Accordingly, the Company considers the U.S. dollar to be the functional currency of its operations in Turkey and has remeasured monetary assets and liabilities denominated in Turkish lira to U.S. dollars with changes recorded through earnings. The cumulative impact of applying highly inflationary accounting to Turkey has been a pretax charge to earnings of $6.2 million ($4.8 million after tax), including $3.4 million ($2.6 million after tax) during the nine-month period ended October 1, 2023. The magnitude of future earnings impacts, however, is uncertain as such impacts are dependent upon unpredictable movements in the Turkish lira relative to the U.S. dollar. In addition to remeasurement-related charges, significant deterioration in the Turkish economy could result in the recognition of future impairment charges. However, the Company believes its exposure is limited to its net investment in Turkey which was approximately $16.9 million as of October 1, 2023.
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

SONOCO PRODUCTS COMPANY
At October 1, 2023, the Company had derivative contracts outstanding to hedge the prices on a portion of anticipated natural gas and aluminum purchases. These contracts, some of which qualify as cash flow hedges, include natural gas swaps totaling approximately 5.6 million metric million British thermal units (“MMBTUs”) and aluminum swaps totaling 179 metric tons. These contracts have various maturity dates ranging through December 2024. The total fair market value of these instruments resulted in a net loss position of $7.3 million and $8.8 million at October 1, 2023 and December 31, 2022, respectively.
The Company routinely enters into derivative currency contracts to mitigate the risk of unfavorable fluctuations in the exchange rate on certain anticipated foreign currency cash flows. These contracts qualify as cash flow hedges and have various maturity dates ranging through May 2024. The total market value of these instruments resulted in a net gain position of $2.2 million at October 1, 2023 and a net loss position of $0.9 million at December 31, 2022.
In addition, the Company had various currency contracts to mitigate the risk of unfavorable fluctuations in the exchange rate on certain foreign currency assets and liabilities as of October 1, 2023. During the first nine months of 2023, the U.S. dollar weakened against the British pound, the Brazilian real, the Mexican peso and the Colombian peso and strengthened against the euro, the Danish krone, and Australian dollar, the functional currencies in which a majority of the Company’s foreign investments are held. The net impact of these changes resulted in net translation gains of $3.2 million being recorded in “Accumulated other comprehensive loss” during the nine-month period ended October 1, 2023.
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

OTHER ITEMS
Critical Accounting Estimates
Impairment of Goodwill
The Company assesses its goodwill for impairment annually and from time to time when warranted by the facts and circumstances surrounding individual reporting units or the Company as a whole. If the fair value of a reporting unit exceeds the carrying value of the reporting unit’s assets, including goodwill, there is no impairment. If the carrying value of a reporting unit exceeds the fair value of that reporting unit, an impairment charge to goodwill is recognized for the excess. The Company’s reporting units are the same as, or one level below, its operating segments, as determined in accordance with ASC 350 - “Intangibles-Goodwill and Other”.
The Company completed its most recent annual goodwill impairment testing during the third quarter of 2023. For testing purposes, the Company performed an assessment of each reporting unit using either a qualitative evaluation or a quantitative test. The Company’s assessments, whether qualitative or quantitative, incorporate management’s expectations for the future, including forecasted growth rates and/or margin improvements. Therefore, should there be changes in the relevant facts and circumstances and/or expectations, management’s conclusions regarding goodwill impairment may change as well.
In considering the level of uncertainty regarding the potential for goodwill impairment, management has concluded that any such impairment would, in most cases, likely be the result of adverse changes in more than one assumption. Management considers the assumptions used to be its best estimates across a range of possible outcomes based on available evidence at the time of the assessment. Other than in the Plastics-Medical reporting unit, which is discussed below and was previously known as Plastics-Healthcare, there is no specific singular event or single change in circumstances management has identified that it believes could reasonably result in a change to expected future results in any of its reporting units sufficient to result in goodwill impairment. In management’s opinion, a change of such magnitude would more likely be the result of changes to some combination of the factors identified above, a general deterioration in competitive position, introduction of a superior technology, significant unexpected changes in customer preferences, an inability to pass through significant raw material cost increases, and other such items as identified in “Item 1A. Risk Factors” on pages 9-19 of the Company’s 2022 Annual Report on Form 10-K.

SONOCO PRODUCTS COMPANY

Sensitivity Analysis
In the annual goodwill impairment analysis completed during the third quarter of 2023, projected future cash flows for the Plastics-Medical reporting unit were discounted at 12.0% and its estimated fair value was determined to exceed its carrying value by approximately 29.9%. Based on the discounted cash flow model and holding other valuation assumptions constant, the discount rate would have to be increased to 14.5% in order for the estimated fair value of the reporting unit to fall below carrying value. Total goodwill associated with this reporting unit was $62.6 million at October 1, 2023.
Other Critical Accounting Estimates
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
Evaluation of Disclosure Controls and Procedures
Under the supervision, and with the participation, of our management, including our Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation pursuant to Rule 13a-15(b) under the Exchange Act of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO concluded that such controls and procedures, as of October 1, 2023, the end of the period covered by this Quarterly Report on Form 10-Q, were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. For this purpose, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information that is required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting occurring during the quarter ended October 1, 2023, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
Information with respect to legal proceedings and other exposures appears in Part I - Item 3 - “Legal Proceedings” and Part II - Item 8 - “Financial Statements and Supplementary Data” (Note 16 - “Commitments and Contingencies”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and in Part I - Item 1 - “Financial Statements” (Note 17 - “Commitments and Contingencies”) of this Quarterly Report on Form 10-Q.
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

SONOCO PRODUCTS COMPANY
Accordingly, the ultimate cost to the Company with respect to such sites, beyond what has been accrued at October 1, 2023, cannot be determined. As of October 1, 2023 and December 31, 2022, the Company had accrued $7.0 million and $7.3 million, respectively, related to environmental contingencies. The Company periodically reevaluates the assumptions used in determining the appropriate reserves for environmental matters as additional information becomes available and, when warranted, makes appropriate adjustments.

Other Legal Matters
Information regarding other legal proceedings is provided in Note 17 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 5.	Other Information.
Insider Trading Arrangements
During the three months ended October 1, 2023, none of the Company’s officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Item 6.	Exhibits.

Exhibit Index
3.1	Restated Articles of Incorporation, as amended April 21, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed April 22, 2022)
3.2	By-Laws of Sonoco Products Company, as amended October 17, 2023 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, filed October 19, 2023)
10.1
Credit Agreement, dated as of August 7, 2023, among Sonoco Products Company, as Borrower, CoBank, ACB, as Administrative Agent, and the Lenders party hereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed August 10, 2023)

10.2
Third Amendment, dated as of August 7, 2023, to the Credit Agreement dated as of June 30, 2021, and Incremental Increase Agreement, among Sonoco Products Company, as Borrower, CoBank, FCB, as Lender, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed August 10, 2023)

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

SONOCO PRODUCTS COMPANY
(Registrant)

Date:	November 2, 2023	By:	/s/ Robert R. Dillard
Robert R. Dillard
Chief Financial Officer
(principal financial officer)

/s/ Aditya Gandhi
Aditya Gandhi
Chief Accounting Officer
(principal accounting officer)