Form 10-K
period 2023-12-31
SONOCO PRODUCTS CO
filed 2024-02-28
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting common stock held by nonaffiliates of the registrant (based on the New York Stock Exchange closing price) on June 30, 2023, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $5,752,118,002.
As of February 16, 2024, there were 98,127,878 shares of no par value common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the annual meeting of shareholders to be held on April 17, 2024, which statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference in Part III.

SONOCO PRODUCTS COMPANY
Forward-Looking Statements
Statements included in this Annual Report on Form 10-K that are not historical in nature, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the Company and its representatives may from time to time make other oral or written statements that are also “forward-looking statements.” Words such as “aim,” “anticipate,” “assume,” “believe,” “can,” “committed,” “consider,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “goal,” “guidance,” “intend,” “is designed to,” “likely,” “maintain,” “may,” “might,” “objective,” “ongoing,” “opportunity,” “outlook,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “strategy,” “target,” “will,” “would,” or the negative thereof, and similar expressions identify forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements regarding:
•availability and supply of raw materials and energy, and offsetting high raw material and energy costs, including the potential impact of changes in tariffs or imposition of sanctions;
•the effects of economic downturns, inflation, volatility and other macroeconomic factors on the Company and its industry, including effects on consumers and customers;
•the resiliency of the Company’s operating model;
•reduced supply chain and labor disruptions and benefits to the Company therefrom;
•consumer and customer actions in connection with political, social, and economic instability, war and other geopolitical tensions, and widespread public health events, including epidemics or pandemics;
•improved productivity and cost containment, including cost savings from the Company’s investments;
•improving margins and leveraging strong cash flow and financial position;
•costs, timing and effects of restructuring and portfolio simplification activities;
•effects and timing of, and anticipated costs, synergies and gains resulting from acquisitions and divestitures, including the Company’s acquisitions of Ball Metalpack Holding, LLC, renamed Sonoco Metal Packaging (“Metal Packaging”), S.P. Holding, Skjern A/S (“Skjern”), the remaining interest in RTS Packaging, LLC (“RTS Packaging”), a paper mill in Chattanooga, Tennessee (the “Chattanooga Mill”), Nordeste Tubetes and NE Tubetes, and Inapel Embalagens Ltda. (“Inapel”), and the Company’s sale of its Sonoco Sustainability Solutions (“S3”) business, its U.S. and Mexico BulkSak businesses, its South Carolina timberland properties, and its Protective Solutions business;
•adequacy and anticipated amounts and uses of cash flows;
•capital allocation, including expected amounts of capital spending and expected annualized cost savings and other benefits therefrom;
•the Company’s capital structure, including the incurrence of debt and the refinancing and repayment of debt;
•the Company’s ability to adhere to restrictive covenants in its debt agreements;
•financial and business strategies and the results expected of them;
•producing improvements in earnings;
•profitable sales growth and rates of growth;
•market opportunities and anticipated growth thereof, as well as improving demand for the Company’s products;
•market leadership;
•the Company’s human capital management strategy;
•expected impact and costs of resolution of legal proceedings;
•extent of, and adequacy of provisions for, environmental liabilities;
•the Company’s ability to achieve its sustainability goals, including with respect to greenhouse gas emissions;
•adequacy of income tax provisions, realization of deferred tax assets, outcomes of uncertain tax issues and tax rates;
•goodwill impairment charges and fair values of reporting units;
•future asset impairment charges and fair values of assets;
•anticipated contributions to pension and postretirement benefit plans, fair values of plan assets, long-term rates of return on plan assets, and projected benefit obligations (“PBO”) and payments;
•expected impact of implementation of new accounting pronouncements;
•creation of near-term and long-term value and returns for shareholders;
•continued payment of dividends; and
•planned stock repurchases.
Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management. Such information includes, without limitation, discussions as to guidance and other estimates, perceived opportunities, expectations, beliefs, plans, strategies, goals and objectives concerning our future financial and operating performance. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. Such risks, uncertainties and assumptions include, without limitation:
•ability to manage the mix of business and execute on the Company’s portfolio simplification strategy, including with respect to divestitures;
•ability to identify and successfully close suitable acquisitions at the levels needed to meet growth targets;
•ability to successfully integrate newly acquired businesses into the Company’s operations and realize synergies and other anticipated benefits within the expected time period, or at all;
•availability, transportation and pricing of raw materials, energy and transportation, including the impact of potential changes in tariffs or sanctions and escalating trade wars, and the impact of war, general regional instability and other geopolitical tensions (such as the ongoing conflict between Russia and Ukraine as well as the economic sanctions related thereto, and the ongoing conflict in Israel and Gaza), and the Company’s ability to pass raw material, energy and transportation price increases and surcharges through to customers or otherwise manage these commodity pricing risks;
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
2 FORM 10-K SONOCO 2023 ANNUAL REPORT

•competitive pressures, including new product development, and technological market leadership, reputation for quality, industry overcapacity, customer and supplier consolidation, and changes in competitors’ pricing for products;
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
•ability to attract and retain talented and qualified employees, managers, and executives;
•ability to profitably maintain and grow existing domestic and international business and market share;
•availability of credit to us, our customers and suppliers in needed amounts and on reasonable terms;
•effects of our indebtedness on our cash flow and business activities;
•fluctuations in interest rates and our borrowing costs;
•fluctuations in obligations and earnings of pension and postretirement benefit plans, including the timing of funding plan obligations, and the accuracy of assumptions underlying projections of benefit plan obligations and payments, valuation of plan assets, and projections of long-term rates of return;
•foreign currency exchange rate fluctuations, interest rate and commodity price risk and the effectiveness of related hedges;
•cost of employee and retiree medical, health, and life insurance benefits;
•resolution of income tax contingencies;
•changes in U.S. and foreign tariffs, tax rates, tax laws, regulations and interpretations thereof, including income, sales and use, property, value added, employment, and other taxes;
•accuracy in valuation of deferred tax assets;
•the adoption of new, or changes in, accounting standards or interpretations;
•accuracy of assumptions underlying projections related to goodwill impairment testing, and accuracy of management's assessment of goodwill impairment;
•accuracy of assumptions underlying fair value measurements, accuracy of management's assessments of fair value and fluctuations in fair value;
•ability to maintain effective disclosure controls and internal controls, including with regard to financial reporting, to prevent or detect errors or acts of fraud;
•liability for and costs of resolution of litigation, regulatory actions, or other legal proceedings;
•liability for and anticipated costs of environmental remediation actions;
•effects of environmental laws and regulations, including with respect to climate change and emissions reporting;
•operational disruptions at our major facilities;
•failure or disruptions in our information technology systems;
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
•changing climate and greenhouse gas effects;
•ability to meet environmental, sustainability and other social and governmental goals, including with respect to greenhouse gas emissions, and challenges in implementation thereof;
•actions of domestic or foreign government agencies, changes in laws and regulations affecting the Company, and increased costs of compliance;
•international, national, and local economic and market conditions and levels of unemployment;
•economic disruptions resulting from war and other geopolitical tensions (such as the ongoing military conflict between Russia and Ukraine and the ongoing conflict in Israel and Gaza), terrorist activities, public health events (such as the COVID-19 pandemic), and natural disasters; and
•inflation and the activities and operations in highly inflationary economies.
More information about the risks, uncertainties, and assumptions that may cause actual results to differ materially from those expressed or forecasted in forward-looking statements is provided in this Annual Report on Form 10-K under Item 1A - “Risk Factors” and throughout other sections of this report and in other reports filed with the Securities and Exchange Commission (the “SEC”). In light of these various risks, uncertainties, and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K might not occur.
The Company undertakes no obligation to publicly update or revise forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. You are, however, advised to review any further disclosures we make on related subjects, and about new or additional risks, uncertainties and assumptions, in our future filings with the SEC on Forms 10-K, 10-Q, and 8-K.
References to our website address
References to our website address and domain names throughout this Annual Report on Form 10-K are for informational purposes only, or to fulfill specific disclosure requirements of the SEC’s rules or the New York Stock Exchange Listing Standards. These references are not intended to, and do not, incorporate the contents of our websites by reference into this Annual Report on Form 10-K.
3 FORM 10-K SONOCO 2023 ANNUAL REPORT

PART I

Item 1. Business
(a) General Development of Business –
Sonoco Products Company (“Sonoco,” “the Company,” “we,” “us,” or “our”) is a South Carolina corporation founded in Hartsville, South Carolina, in 1899 as the Southern Novelty Company with the guiding principle that People Build Businesses by doing the right things. At its beginnings in 1899, a team of 12 people worked from a rented warehouse to produce the Company’s first product, a cone-shaped paper yarn carrier used for winding and transporting yarn. Since most of the textile cones of that day were wooden, paper cones were a novelty. The Company soon became the leading producer of cones in the United States. The Southern Novelty Company continued to diversify its product line and add new operations around the country. In 1923, the Southern Novelty Company name was changed to Sonoco Products Company, or “Sonoco,” using the first two letters from each word of its original name.
Sonoco is now a multi-billion dollar global designer, developer, and manufacturer of a variety of highly engineered and sustainable packaging serving multiple end markets. As of December 31, 2023, the Company had approximately 310 locations in 33 countries, serving some of the world’s best-known brands in some 85 nations. Sonoco is committed to creating sustainable products, services, and programs for the environment and our customers, employees, and communities that support our corporate purpose: Better Packaging. Better Life. Our goal is to bring more to packaging than just the package by offering integrated packaging solutions that help define brand personalities, create unique customer experiences, and enhance the quality of products. We seek to help our customers solve their packaging challenges by connecting insights to innovation and developing customized solutions that are tailored to the customers’ goals and objectives.
(c) Description of Business –
Segment Reporting
The Company currently reports its financial results in two reportable segments – Consumer Packaging and Industrial Paper Packaging, with all remaining businesses reported as All Other. Further information about the Company’s reportable segments is provided in Note 19 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Effective January 1, 2024, the Company will integrate its flexible packaging and thermoforming packaging businesses within the Consumer Packaging segment in order to streamline operations, enhance customer service, and better position the business for accelerated growth. As a result, the Company will change its operating and reporting structure to reflect the way it plans to manage its operations, evaluate performance, and allocate resources going forward. Therefore, in future reporting periods, the Company’s consumer thermoforming businesses will move from the All Other group of businesses to the Consumer Packaging segment. The Company’s Industrial Paper Packaging segment will not be affected by these changes. As of and for the year ended December 31, 2023, there were no changes to the manner in which the Company reviewed financial information at the segment level; therefore, these changes had no impact on our reporting structure.
Consumer Packaging
The Consumer Packaging segment accounted for approximately 53%, 52%, and 42% of the Company’s consolidated net sales in the years ended December 31, 2023, 2022, and 2021, respectively. The operations in this segment consisted of approximately 80 plants throughout the world as of December 31, 2023. Products within the Consumer Packaging segment consist of rigid packaging (paper, metal, and plastic) and flexible packaging, primarily serving the consumer staples market focused on food, beverage, household, and personal products.
Our rigid paper containers are manufactured from 100% recycled paperboard provided primarily from Sonoco global paper operations. These paper products are primarily used in the food and beverage markets including snacks, baked goods, powdered drinks, and confectionary goods. With the acquisition of Metal Packaging in 2022, we expanded our manufacturing capability in steel and aluminum metal fabrication beyond our existing metal ends and closures products to include metal food and household packaging products for vegetables, tomatoes, fruit, spray cleaners, paint, and other products. Our rigid plastic products are comprised of thermoformed plastic trays and enclosures for fresh produce, condiments, and pre-packaged foods. Our flexible packaging is comprised primarily of plastic packaging serving a variety of food and personal product applications where high-barrier properties are critical for freshness and shelf-life.
In 2023, Sonoco’s rigid paper containers were the Company’s largest revenue-producing group of products and services, representing approximately 21% of the Company’s consolidated net sales in the year ended December 31, 2023. This group comprised 21% and 24% of consolidated net sales in 2022 and 2021, respectively.
Industrial Paper Packaging
The Industrial Paper Packaging segment accounted for approximately 35%, 37%, and 44% of the Company’s consolidated net sales in the years ended December 31, 2023, 2022, and 2021, respectively. This segment served its markets through approximately 190 plants on five continents as of December 31, 2023. Sonoco’s paper operations provide the primary raw material for the Company’s fiber-based packaging. Sonoco uses approximately 52% of the paper it manufactures, and the remainder is sold to third parties. This vertical integration strategy was supported by 23 paper mills with 30 paper machines throughout the world as of December 31, 2023. The Company also operates 24 recycling facilities in the United States capable of recycling old corrugated containers, paper, plastics, metals, and other recyclable materials that can be processed back through the Sonoco manufacturing ecosystem. In 2023, Sonoco had the capacity to manufacture approximately 2.2 million tons of recycled paperboard per year. Products within the Industrial Paper Packaging segment consist primarily of goods produced from recycled fiber including paperboard tubes, cores, cones and cans; partitions; paper-based protective materials; and uncoated recycled paperboard for high-end applications such as folding cartons, can board, and laminated structures.
Products across this segment support multiple end markets in consumer staples (food and beverage, food distribution, household and personal products), consumer discretionary (home building, appliances, apparel, and home furnishings), and industrials (construction and building products, and industrial distribution), as well as various other end markets.
In 2023, Sonoco’s tubes and cores products were the Company’s second largest revenue-producing group of products, representing approximately 19% of the Company’s consolidated net sales in the year ended December 31, 2023. This group comprised 18% and 21% of consolidated net sales in 2022 and 2021, respectively.
4 FORM 10-K SONOCO 2023 ANNUAL REPORT

All Other
The businesses grouped as All Other accounted for approximately 12%, 11%, and 14% of the Company’s consolidated net sales in the years ended December 31, 2023, 2022 and 2021, respectively. The operations in All Other consisted of approximately 40 plants throughout the world as of December 31, 2023. Products within the All Other businesses consist of a variety of packaging materials including plastic, paper, foam, and various other specialty materials. All Other businesses serve a wide variety of end markets including consumer staples, consumer discretionary, industrial, and pharmaceuticals. Prior to its divestiture in April 2021, the Company's U.S. global display and packaging business, which included point-of-purchase displays, fulfillment operations, and contract packaging, was reported in All Other.
Other Aspects of the Company’s Business
Product Distribution – Each of the Company’s operating units has its own sales staff and maintains direct sales relationships with its customers. Some of the units have service staff at the manufacturing facility that interact directly with customers. The Industrial Paper Packaging segment and certain operations within the Consumer Packaging segment have customer service centers located in Hartsville, South Carolina, which are the main contact points between their North American business units and their customers. Divisional sales personnel also provide sales management, marketing, and product development assistance as needed. Typically, product distribution is directly from the manufacturing plant to the customer but, in some cases, product is warehoused in a mutually advantageous location to be shipped to the customer as needed.
Raw Materials – The principal raw materials used by the Company are recovered paper, paperboard, steel, aluminum, and plastic resins. Raw materials are purchased from several outside sources. After a number of global supply chain challenges in the past several years, the Company considers the supply and availability of raw materials to be adequate to meet its needs.
Patents, Trademarks, and Related Contracts – Most inventions and product and process innovations are generated by Sonoco’s development, marketing, and engineering staff, and are important to the Company’s internal growth. Patents have been granted on many inventions created by Sonoco staff in the United States and in numerous other countries. Patents, trademarks, and proprietary technology are also acquired through acquisitions and business combinations. The 2023 acquisitions of the remaining interest in RTS Packaging and the Chattanooga Mill resulted in the Company acquiring trademarks including RTS Packaging®, Wineguard®, Ultra Guardian®, RigidWall®, and Renew 100®, among others. Patents and proprietary technology are managed globally by a Sonoco intellectual capital management team through the Company’s subsidiary, Sonoco Development, Inc. (“SDI”). SDI globally manages patents, trade secrets, confidentiality agreements, and license agreements. Some patents have been licensed to other manufacturers, often as part of a larger agreement, such as a toll manufacturing agreement. Sonoco also licenses patents from outside companies and universities. U.S. patents typically expire twenty years after filing, and patents on new innovations replace many of the abandoned or expired patents. A second intellectual capital subsidiary of Sonoco, SPC Resources, Inc., globally manages Sonoco’s trademarks, service marks, copyrights, and internet domain names. Most of Sonoco’s products are marketed worldwide under trademarks such as Sonoco ®, SmartSeal ®, Sonotube ®, Sealclick ®, Sonopost ®, and UltraSeal ®, among others. Sonoco’s registered web domain names provide information about Sonoco, including its people, products, locations, and governance. Trademarks and domain names are licensed to outside companies, utilizing quality control metrics, where appropriate.
Seasonality – Although demand for the majority of the Company's products is not seasonal to any significant degree, the Company’s Metal Packaging operations generally experience higher sales and operating profits during the second and third quarters of the year as demand for certain products increases during the peak of the food packaging season.
Dependence on Customers – On an aggregate basis during 2023, the five largest customers in the Consumer Packaging and Industrial Paper Packaging segments accounted for approximately 26% and 10%, respectively, of each segment’s net sales. The five largest customers in the All Other group of businesses accounted for approximately 15% of the group’s net sales.
None of the Company’s customers represented 10% or more of consolidated revenues in 2023.
Additional information regarding Sonoco's customers is provided in Item 1A - Risk Factors under the caption “Risks Related to Competition, Customers and Suppliers.”
Backlog – The Company provides a wide variety of products to multiple end markets and relies on its customers’ forecasts to position raw materials for manufacturing within its facilities. The Company does not carry a significant backlog and, in general, aligns its customer deliveries on a built-to-order basis.
Competition – The Company sells its products in highly competitive markets, which include paper, textile, film, food, packaging, construction, and wire and cable. All of these markets are influenced by the overall rate of economic activity, and their behavior is principally driven by supply and demand. Because we operate in highly competitive markets, we regularly bid for new and continuing business. Losses or awards of business from our largest customers, customer changes to alternative forms of packaging, and the repricing of business can have a significant effect on our operating results. The Company manufactures and sells many of its products globally. The Company, having operated internationally since 1923, considers its ability to serve its customers worldwide in a timely and consistent manner a competitive advantage. The Company also believes that its technological leadership, reputation for quality, and vertical integration are competitive advantages. Expansion of the Company’s product lines and global presence is driven by the rapidly changing needs of its major customers, who demand high-quality, state-of-the-art, environmentally compatible packaging, wherever they choose to do business. It is important to be a low-cost producer in order to compete effectively. The Company is focused on productivity improvements and other cost-reduction initiatives utilizing the latest in technology. Additional information regarding competition is provided in Item 1A - Risk Factors under the caption “Risks Related to Competition, Customers and Suppliers.”
Compliance with Government Regulations and Laws – The Company must comply with extensive laws, rules, and regulations in the United States and in each of the countries where it conducts business with respect to a variety of matters. Information regarding compliance with government regulations, including environmental laws, is provided in Item 1A - Risk Factors, in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Risk Management,” and in Note 17 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Culture – At Sonoco, our purpose is ingrained in our culture. In fact, it drives our culture. It drives our product development. It drives how we work with our customers and each other. It drives what we do, and the decisions we make. Our purpose isn’t just a collection of words; it represents the collective spirit of an organization focused on one thing: Better Packaging. Better Life.
Sustainability – Packaging plays a fundamental role in providing safe and hygienic delivery systems for food, medicines, and other essential products around the world. However, we believe the importance of packaging extends beyond its functionality to also include its impact on the planet. During 2020, we established a new corporate team, led by a vice president directly reporting to our President and Chief Executive Officer (“CEO”), to focus on our global sustainability efforts. This team has expanded and led the Company’s global sustainability programs for all our packaging businesses, including driving efforts to meet our climate change related goals.
5 FORM 10-K SONOCO 2023 ANNUAL REPORT

In partnership with our employees, we are committed to protecting the natural environment and our communities through sustainable practices. We emphasize a culture of accountability and strive to conduct our business in a manner that is fair, ethical, and responsible to earn the trust of our employees. Additionally, we continue to convene our Corporate Sustainability Council to provide oversight, guidance, and direction on social, community, and environmental issues that impact the reputation and economic performance of the Company, and to help address the concerns of our stakeholders. The Council meets quarterly and reports to and is sponsored by Sonoco’s President and CEO. The VP Environmental, Sustainability & Technical Services, as the head of the Council, reports quarterly to the Employee and Public Responsibility Committee of the Board of Directors (the “Board”) on Sonoco’s sustainability activities, including tracking of climate-related issues. We are committed to reporting in line with the Global Reporting Initiative, Task Force on Climate-Related Financial Disclosures, and Sustainability Accounting Standards Board standards as of 2023.
Our sustainability goals include the following key elements:
Greenhouse Gas Emissions – We are setting ambitious targets to reduce our global greenhouse gas (“GHG”) emissions in line with the Paris Agreement, which is aimed at limiting the warming of global temperatures to less than 2°C above pre-industrial levels. Specifically, Sonoco aims to reduce absolute scope 1 and 2 GHG emissions by 25% by 2030 from a 2020 base year. We have also set a goal to reduce absolute scope 3 GHG emissions by 13.5% by 2030 from a 2019 base year by working with our customers and suppliers to develop innovative packaging solutions that reduce packaging waste and improve recyclability. These goals were validated by the Science-Based Target initiative as meeting their requirements for being science-based in June 2021.
Energy Usage – We strive to manage, mitigate, and reduce our GHG emissions where possible. In support of our GHG emission reductions, Sonoco aims to continue energy efficiency improvements in our manufacturing plants targeted to reduce total energy use by at least 8% by 2030 from a 2020 baseline, in addition to investing in renewable energy and alternative power projects.
Water Usage – We believe reducing our water consumption is part of being responsible stewards of our planet’s resources. Many of our actions to reduce water usage involve our global paper mills, which account for the majority of our global water usage. We have conducted initial water risk studies at these manufacturing facilities using the WRI Aqueduct water risk tool.
Single Use Plastics – We are working to reduce the use and impact of virgin plastics on the environment. As such, we are working to continue to ensure we can make relevant on-pack recyclability claims for our consumer-based global rigid plastic product portfolio, while also ensuring we are closing the loop through continued use of post-consumer recycled content. We are also committed to responsibly managing resin use at our facilities and are implementing “Operation Clean Sweep”, a program focused on preventing discharge of plastic pellets and nurdles into the environment.
Recycling – We also serve as a valued partner to our customers to reduce the environmental impact of their packaging. We continue to develop a range of products made from renewable materials and materials that can be recycled or composted at the end of their life.
We engage in activities and make investments that we believe will enable us to innovate our products and improve our operational infrastructure as well as drive end-of-life solutions for our products and develop partnerships with key stakeholders across our value chain to help deliver sustainable solutions.
Human Capital Management - Sonoco’s core belief in “People and Packaging with a Purpose” underlies our efforts to attract, acquire, and retain talented employees for our global businesses. We bring more to packaging than just the package.
We depend on our employees to achieve our mission of creating sustainable packaging solutions that help build our customers’ brands, enhance the quality of their products, and improve the quality of life for people around the world. We work towards this goal by establishing a foundation for actions that support sustainability; health and safety; diversity, equity and inclusion (“DEI”); and talent development. Integrity is a hallmark of the Sonoco culture.
We seek to engage, develop, and reward our employee base so they can successfully pursue our purpose of Better Packaging. Better Life. The Company believes that a strong focus on human capital through the talent we hire and retain is critical to maintaining our competitiveness. This focus on human capital is reinforced by our Policies on Business Conduct and through increasing employee awareness, education, communication, and training.
As of December 31, 2023, we had approximately 23,000 full-time equivalent employees, with the majority concentrated in the United States. We consider our employee relations to be strong.
We have labor unions in all regions of our operations. In North America, approximately 13.6% of our employees were represented by unions as of December 31, 2023. We rely on the unique qualities and talents of our employees to help us meet our strategic priorities. Our DEI goals are focused on increasing the representation of women and racial minorities into more salaried and senior leadership positions. We are working toward this goal by increasing hiring and focusing on development and promotions, as well as retention efforts. We made significant progress in talent acquisition during 2023, despite a challenging labor market. In the United States, 25% of new employee hires during 2023 identified as female and 43% identified as members of underrepresented ethnic groups.
People Objectives
We rely on the personal relationships and service provided by employees. As such, we believe attracting, recruiting, developing, and retaining diverse talent is vital to our success. The Company is focused on supporting our employees, and we consider the management of our talent to be essential to the ongoing success of our business. Our Board and its Executive Compensation Committee and Employee & Public Responsibility Committee provide oversight of our human capital management strategy.
Health and Safety
We take the health and safety of our employees very seriously. Protecting the health and safety of our employees is a priority, and we are committed to providing a safe and healthy working environment for all our associates.
We use global and local incident data, along with a strong set of leading indicators, to create program and safety improvement action plans to reduce exposures that lead to at-risk situations. Injury rates in 2023 were stable year over year, with a slight decrease in 2023 in overall injuries across the organization in all categories compared to 2022. We continue to focus on preventing serious and disabling injuries across the organization and have demonstrated progress in reducing exposure to high-risk hazards within the manufacturing operations. Focused audit processes, detailed standards, executive leadership, and dedicated capital are focused on driving long-term exposure reductions, with a 97% completion rate on our annual safety improvement plans as of December 31, 2023. Building on our efforts started in 2022 with a focus on leadership, a global initiative, Doing Safety Differently, was launched to further strengthen the culture around safety leadership and employee engagement. This initiative included the rollout of an Operations Leadership Safety Playbook, establishing expectations on how to lead safety. Additionally, a global training initiative for all employees was launched in late 2023 with the intent to equip employees with skills to identify and communicate about exposures in their workplace.
6 FORM 10-K SONOCO 2023 ANNUAL REPORT

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
Diversity, Equity, and Inclusion
Our commitment to DEI starts with our goal of developing a workforce that is diverse in background, knowledge, skill and experience. Sonoco engages in efforts aimed at hiring diverse talent, including initiatives focused on gender, gender identity, underrepresented ethnic groups, LGBTQ+ individuals, people with disabilities, veterans and others. We have implemented policies and training focused on non-discrimination and harassment prevention. We embrace DEI, which we believe fosters leadership through new ideas and perspectives. In 2023, we continued the evolution of our DEI strategy and objectives, an ongoing business imperative. In connection with its diversity initiatives, Sonoco periodically requests that its employees and Board members self-identify based on specified diversity categories. As of December 31, 2023, approximately 25.0% of our total work force and 18.9% of our senior leaders identified as female, while approximately 34.5% of our total workforce and 13.3% of our senior leaders identified as a member of an underrepresented ethnic group. From our global workforce, our employees were located in the following geographic regions as of December 31, 2023: 56% in North America; 17% in Europe; 18% in Latin America; and 9% in the Asia-Pacific region.
For the past 12 years, Sonoco’s employees have expanded and improved our Global Diversity, Equity and Inclusion Council (the “DEI Council”), which is chaired by our President and CEO. In 2022, the Company changed the name of the DEI Council, formerly the Global Diversity and Inclusion Council, to reflect the Company's increasing emphasis on driving equity as part of an inclusive employee environment. An important part of our DEI efforts includes Sonoco’s Employee Resource Groups, which are groups of employees who support our DEI strategies by leveraging the unique perspectives of their members. In 2023, the DEI Council expanded its formerly known “Week of Understanding” into a “Month of Understanding” due to employee interest and a desire for more ways to connect and educate employees. This resulted in a 15% increase in participation across our global locations.
We have continued to build our Supplier Diversity Program since 2004, integrating diversity and inclusion into our procurement process by laying a strong foundation with key internal and external stakeholders. We developed policies, practices, and procedures to ensure equal opportunity and enable access. As part of Sonoco’s Supplier Diversity Program, supplier diversity progress is reported to the President and CEO, who in turn reports the progress to the Employee & Public Responsibility Committee of the Board.
Talent Development
Attracting, developing, and retaining talented employees is critical to our success and is an integral part of our human capital strategy. We have created a Global Talent Acquisition and Organizational Development team to provide a more holistic approach to managing and enriching the employee lifecycle through continuous training and comprehensive succession planning. Our focus continues to be on hiring, developing, and promoting talent based on a set of core competencies that drives high performance. Our training and development efforts include SONOCO University, our internal learning platform that offers a wide array of in-person and online learning opportunities to build employee competencies. Our professional training staff curates and delivers foundational leadership training to our employees to focus on leadership development as a core competency. We also utilize external organizations and local universities to support our development needs. We have apprenticeship programs with local technical schools and high schools. Other key components of our talent management system include coaching and a formal mentorship program for emerging leaders and high-potential employees. In addition, we conduct regular talent succession assessments along with individual performance reviews for salaried employees in which managers provide regular feedback and coaching to assist with the development of our employees, including the use of individual development plans to assist with individual career development.
We are also focused on pay equity and regularly review our compensation model to promote more fair and inclusive pay practices across our business. We offer competitive benefits packages that we believe reflect the needs of our workforce. In the United States, we provide medical, dental, and vision benefits, life and disability coverage, education reimbursement, and paid time off. We provide retirement benefits including a 401(k)-match program. Our executive compensation program is designed to align incentives with achievement of the Company’s strategic plan and both short- and long-term operating objectives.
(e) Available Information –
The Company electronically files with the SEC its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its periodic reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, and proxy materials pursuant to Section 14 of the Exchange Act. The SEC maintains a site on the Internet, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Sonoco also makes its filings available, free of charge, through its Investor Relations website, www.investor.sonoco.com, as soon as reasonably practical after the electronic filing of such material with the SEC. Sonoco uses its Investor Relations website as a means of disclosing material non-public information. Accordingly, investors should monitor Sonoco’s Investor Relations website, in addition to following its press releases, SEC filings, and public conference calls and webcasts. The information posted on or accessible through Sonoco’s website is not incorporated into this Annual Report on Form 10-K. All references to Sonoco’s websites are intended to be inactive textual references only.

7 FORM 10-K SONOCO 2023 ANNUAL REPORT

Information About our Executive Officers –

Name	Age	Position and Business Experience for the Past Five Years
Executive Officers
R. Howard Coker	61	Board member, President and Chief Executive Officer since 2020. Previously, Senior Vice President, Global Paper and Industrial Converted Products, 2019-2020; Senior Vice President, Rigid Paper Containers and Paper/Engineered Carriers International, 2017-2018; Group Vice President, Global Rigid Paper and Closures, and Paper and Industrial Converted Products, EMEA, Asia, Australia / New Zealand, 2015-2017. Joined Sonoco in 1985. Mr. Coker is the brother-in-law of J.R. Haley, Chairman of Sonoco’s Board of Directors.
Robert R. Dillard	49
Chief Financial Officer (“CFO”) since June 2022. Previously, Chief Strategy Officer, April-June 2022; Vice President, Corporate Development, 2018 - March 2022; President of Personal Care Europe and Vice President of Strategy and Innovation at Domtar Personal Care, a division of Domtar Corporation, 2016-2018. Joined Sonoco in 2018.

Rodger D. Fuller	62	Chief Operating Officer since April 2022. Previously, Executive Vice President, Global Industrial and Consumer, 2020-2022; Senior Vice President, Global Consumer Packaging, Display and Packaging and Protective Solutions, 2019-2020; Senior Vice President, Paper/Engineered Carriers U.S./Canada and Display and Packaging, 2017-2018. Joined Sonoco in 1985.

John M. Florence, Jr.	45
General Counsel, Secretary, Vice President and General Manager Converted Products North America since June 2022. Previously, Vice President, General Counsel, Human Resources and Secretary, 2019-2022. Corporate Vice President, General Counsel and Secretary, 2016-2019; Joined Sonoco in 2015.

Sean Cairns	53	President, Global Rigid Paper Packaging since April 2022. Previously, Vice President and General Manager Rigid Paper Products Europe, 2008-2022. Joined Sonoco in 2008.
Russell K. Grissett	54	President, Global Flexibles Division since April 2022. Previously, Vice President and General Manager Global Flexibles, 2019-2022; Vice President and General Manager Global Protective Solutions, 2017-2019. Joined Sonoco in 1993.
James A. Harrell III	62
President, Global Industrial Paper Packaging since April 2022. Previously, Vice President, Industrial Americas, Asia and Conitex, 2020-2022; Vice President Tubes & Cores, US and Canada, 2016-2020. Joined Sonoco in 1985.

Ernest D. Haynes III	51
President, Metal Packaging since April 2022. Previously, Vice President, Rigid Paper Containers, North America, 2021-2022; Division Vice President and General Manager of Rigid Paper and Containers, North America, 2018-2021. Division Vice President and General Manager of Tubes and Cores, U.S. and Canada, 2015-2018. Joined Sonoco in 1997.

Jeffrey S. Tomaszewski	55	President, Diversified Businesses since April 2022. Previously, Vice President, North America Consumer and Global Rigid Paper and Closures, 2020-2022; Division Vice President and General Manager – Global Rigid Paper and Closures, Display and Packaging and Paperboard Specialties, 2019-2020; Division Vice President and General Manager of Rigid Paper Containers, North America and Display and Packaging, 2018-2019; Division Vice President, Rigid Paper Containers, North America, 2015-2018. Joined Sonoco in 2002.
Lisa K. Weeks	56	Vice President, Investor Relations and Corporate Affairs, since April 2022. Previously Senior Vice President, Head of Investor Relations and Chief Strategy Officer at Benchmark Electronics, Inc. 2020-2022. Vice President, Strategy and Investor Relations at Benchmark Electronics, Inc., 2012-2020. Joined Sonoco in 2022.
Adam Wood	55	Vice President Global Paper Products-Europe since April 2022. Previously Vice President, Paper and Industrial Converted Products, EMEA, Australia and New Zealand, 2015-2022. Joined Sonoco in 2003.

8 FORM 10-K SONOCO 2023 ANNUAL REPORT

Item 1A. Risk Factors
We are subject to risks and uncertainties that could adversely affect our business, reputation, consolidated financial condition, results of operations and cash flows, ability to pay dividends, and the trading price of our securities. These factors could also cause our actual results to materially differ from the results contemplated by forward-looking statements we make in this report, in our other filings with the SEC, and in our public announcements. You should consider the risk factors described below, as well as other factors described elsewhere in this report and in our other filings with the SEC, in evaluating us, our business, and any investment in our securities. Although these are the most significant risk factors of which we are currently aware, they are not the only risk factors to which we are subject. Additional risk factors not currently known to us, or that we currently deem immaterial, could also adversely affect our business operations and financial results.
Risks Related to the Domestic and Global Economies and to Doing Business Globally
Our international operations subject us to various risks that could adversely affect our business operations and financial results.
We have operations throughout North and South America, Europe, Australia and Asia, with approximately 310 owned and leased facilities in 33 countries as of December 31, 2023. In 2023, approximately 29% of consolidated sales came from operations outside of the United States, and we may expand our international operations in the future. Management of global operations is extremely complex, and operations in foreign countries are subject to local statutory and regulatory requirements, differing legal environments, and other additional risks that may not exist, or be as significant, in the United States. These additional risks, which can vary substantially by country and by region, can adversely affect our business operations and financial results, and include, without limitation:
•foreign currency exchange rate fluctuations and foreign currency exchange controls;
•hyperinflation and currency devaluation;
•possible limitations on conversion of foreign currencies into dollars, or payment of dividends and other payments by non-U.S. subsidiaries;
•tariffs, non-tariff barriers, duties, taxes, or government royalties, including the imposition or increase of withholding and other taxes on remittances and other payments by non-U.S. subsidiaries;
•the risk that our interpretation of our rights and responsibilities under local statutory and regulatory rules for sales taxes, VAT and similar taxes, statutory accounting requirements, licenses and permits, etc. may prove to be incorrect or unsupportable, resulting in fines, penalties, or other liabilities related to non-compliance, damage to our reputation, unanticipated operational restrictions or other consequences as a result of our actions, or inaction, taken to perform our responsibilities or protect our rights;
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
•geographic, language, and cultural differences between personnel in different areas of the world;
•differences in local business practices;
•foreign governments’ restrictive trade policies, customs, import/export and other trade compliance regulations;
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
•the potential for nationalization or expropriation of our enterprises or facilities without appropriate compensation; and
•political, social, legal and economic instability, civil unrest, war and other geopolitical tensions (such as the ongoing conflicts between Russia and Ukraine and in Israel and Gaza), catastrophic events, acts of terrorism, and widespread outbreaks of infectious diseases (such as COVID-19).
As discussed further elsewhere in this Annual Report on Form 10-K and in our other filings with the SEC, some of these risks have already affected us.
Global economic conditions and disruptions in the credit markets could adversely affect our business, financial condition, or results of operations.
We have extensive international operations and are dependent on customers and suppliers that operate in local economies around the world. In addition, we access global credit markets as part of our capital allocation strategy. Adverse global macroeconomic conditions could adversely impact our ability to access credit, or the price at which funding could be obtained. Likewise, uncertainty about or a decline in global or regional economic conditions could have a significant impact on the financial stability of our suppliers and customers, and could adversely impact demand for our products. For example, as a result of the COVID-19 pandemic, we previously experienced adverse effects on customer stability and demand for our products. Potential effects on us include financial instability, inability to obtain credit to finance operations, and insolvency.

9 FORM 10-K SONOCO 2023 ANNUAL REPORT

We are subject to governmental export and import control laws, economic sanctions, and other regulations in certain jurisdictions where we do business that could subject us to liability or impair our ability to compete in these markets.
Certain products are subject to export control laws and regulations and may be exported only with an export license or through an applicable export license exception. If we fail to comply with export licensing, customs regulations, economic sanctions or other laws, we could be subject to substantial civil or criminal penalties, including economic sanctions against us, incarceration for responsible employees and managers, the possible loss of export or import privileges, and reputational harm. In addition, if our distributors fail to obtain appropriate import, export or re-export licenses or permits, we may also be materially and adversely affected through reputational harm and penalties. Obtaining the necessary import, export, and re-export licenses for a particular sale may be time-consuming and expensive and could result in the delay or loss of sales opportunities.
Furthermore, export control laws and economic sanctions prohibit the shipment of certain products to embargoed or otherwise sanctioned countries, governments and persons. Despite our efforts to ensure compliance with applicable law, we cannot guarantee that a violation of export control laws or economic sanctions will not occur. A prohibited shipment could have adverse consequences, including government investigations, penalties, fines, civil and criminal sanctions, and reputational harm. Any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons, or technologies targeted by such regulations, could decrease our ability to export or sell our products internationally. Any limitation on our ability to export or sell our products could adversely affect our business. For example, in 2022, following Russia’s invasion of Ukraine and the imposition of economic sanctions against Russia by the United States and other countries, we finalized the exit from our operations in Russia, which consisted of two small manufacturing operations, and incurred asset impairment charges as a result of our exit. We also ceased sourcing from Russian suppliers. Export control laws and economic sanctions may also have an indirect adverse effect on our business. For example, some of our customers previously exported their products to Russia, and any reduction in demand for such customers’ products could in turn reduce demand for our products. Economic sanctions against Russia have also contributed to adverse changes in the global price and availability of natural gas, raw materials and finished goods, which could reduce our sales and earnings or otherwise have an adverse effect on our operations. Any future additional export controls or sanctions imposed by the United States, the United Kingdom, the European Union, or other countries could further exacerbate these effects.
Changes in United States trade policies and global regulations, as well as the overall uncertainty surrounding international trade relations, could materially and adversely affect our consolidated financial condition and results of operations.
We continue to face uncertainty with respect to trade relations between the United States and many of its trading partners. For example, in March 2018, the United States announced new tariffs on imported steel and aluminum products. Other international trade actions and initiatives have also been announced over the past few years, notably the imposition by the United States of additional tariffs on products of Chinese origin, and China’s imposition of additional tariffs on products of U.S. origin. These tariffs have had, and we expect that they will continue to have, an adverse effect on our costs of products sold and margins in our North America segment. Additional measures targeting U.S. trade with China, including the expansion of U.S. export controls targeting China and Chinese companies, could potentially have an adverse effect on our consolidated financial condition and results of operations.
In July 2020, the United States-Mexico-Canada Agreement, which replaced the North American Free Trade Agreement, became effective. In response to this agreement, other countries may change their own trade policies, including the imposition of additional tariffs and quotas, which could also adversely affect our business outside the United States.
In order to mitigate the impact of these trade-related increases on our costs of products sold, we have increased and may in the future increase prices in certain markets and, over the longer term, make changes in our supply chain and potentially, our U.S. manufacturing strategy. Implementing price increases may cause our customers to find alternative sources for their products. We may be unable to successfully pass on these costs through price increases, adjust our supply chain without incurring significant costs, or locate alternative suppliers for raw materials or finished goods at acceptable costs or in a timely manner. Further, the uncertainty surrounding U.S. trade policy makes it difficult to make long-term strategic decisions regarding the best way to respond to these pressures and could also increase the volatility of currency exchange rates. Our inability to effectively manage the adverse impacts of changing U.S. and foreign trade policies could materially and adversely impact our consolidated financial condition and results of operations.
Currency exchange rate fluctuations may adversely affect our results of operations and shareholders’ equity.
Fluctuations in currency exchange rates can cause, and have in the past caused, translation, transaction and other losses that can unpredictably and adversely affect our consolidated results of operations. Our reporting currency is the U.S. dollar. However, as a result of operating globally, a portion of our consolidated net sales, costs, assets, and liabilities are denominated in currencies other than the U.S. dollar. In our consolidated financial statements, we translate the local currency financial results of our foreign operations into U.S. dollars based on their respective exchange rates. Depending on the direction, changes in those rates will either increase or decrease net sales, costs, net income, and balances as reported in U.S. dollars. Although we monitor our exposures and, from time to time, may use forward currency contracts to hedge certain forecasted foreign currency transactions or foreign currency denominated assets and liabilities, our hedging activities do not completely insulate us from foreign currency fluctuations and also expose us to counterparty risk of nonperformance.
10 FORM 10-K SONOCO 2023 ANNUAL REPORT

Changes in domestic and global economic conditions may have an adverse impact on our business operations and financial results.
Because of the nature of our products and services, general economic downturns in the United States and globally can adversely affect our business operations and financial results. Current global economic challenges, including inflationary pressures, supply chain disruptions, currency fluctuations, geopolitical uncertainty, military conflicts, increased interest rates and recession risks, as well as the rising debt levels of the United States and other countries, are likely to continue to put pressure on the economy, and on us. For example, during 2022 and 2023, the U.S. Federal Reserve raised its benchmark interest rate to combat inflation. Although the Federal Reserve has indicated that it expects to reduce interest rates in 2024, high interest rates may persist and may, among other things, reduce the availability and increase the costs of obtaining new variable rate debt and refinancing existing indebtedness, and adversely impact our financial condition and results of operations. Additionally, such increases in rates put additional pressure on consumers and the economy in general, which can in turn lead to reduced consumption of products incorporating our packaging. Bank failures or issues in the broader U.S. or global financial systems may have an impact on the broader capital markets and, in turn, our ability to access those markets. As evidenced in recent years, changes in fiscal and monetary policies and tightening of credit availability and financial difficulties, leading to declines in consumer and business confidence and spending, may adversely affect us, or our customers, suppliers, and distributors. When such conditions exist, customers may delay, decrease or cancel purchases from us, and may also delay payment or fail to pay us altogether. Suppliers may have difficulty filling our orders and distributors may have difficulty getting our products to market, which may affect our ability to meet customer demands, and result in loss of business. Weakened global economic conditions may also result in unfavorable changes in our product price/mix and lower profit margins. We have experienced most of these conditions to some extent as a result of the global economic impact of the pandemic. All of these factors may have a material and adverse effect on our business, results of operations, financial condition, and prospects.
Risks Related to Manufacturing Operations
Raw materials, energy and other price increases or shortages may impact our results of operations.
As a manufacturer, our sales and profitability are dependent on the availability and cost of raw materials, labor, and other inputs. Most of the raw materials we use are purchased from third parties. Principal examples are recovered paper, paperboard, steel, aluminum and plastic resins. Prices and availability of these raw materials are subject to substantial fluctuations that are beyond our control due to factors such as changing economic conditions, inflation, currency and commodity price fluctuations, tariffs, resource availability, transportation costs, weather conditions and natural disasters, war, political unrest and instability (such as the ongoing conflicts between Russia and Ukraine and in Israel and Gaza), and other factors impacting supply and demand pressures. Increases in costs can have an adverse effect on our business and financial results. Our performance depends, in part, on our ability to pass on cost increases to our customers by raising selling prices and to offset the impact by improving productivity. Although many of our long-term contracts and non-contractual pricing arrangements with customers permit limited price adjustments to reflect increased raw material costs, such adjustments may not occur quickly enough, or be sufficient to prevent a material and adverse effect on net income and cash flow. Furthermore, we may not be able to improve productivity or realize sufficient savings from our cost reduction initiatives to offset the impact of increased costs.
In addition, some of our manufacturing operations require the use of substantial amounts of electricity and natural gas, which may be subject to significant price increases as the result of changes in overall supply and demand and the impacts of legislation and regulatory action. In addition, we operate manufacturing sites throughout Europe and, in many instances, continued normal operations at those sites depend on the availability of natural gas and other inputs. Any current and future government sanctions or an escalation or widening of the Russia-Ukraine conflict could contribute to further increased volatility of energy and commodity prices, cause further supply chain disruptions, and further adversely affect the cost and availability of energy supplies and other inputs in our European operations. Any energy shortages could impair our ability to continue our operations at such sites at normal levels or at acceptable cost levels, and therefore adversely affect our business operations, financial condition, and results of operations. We forecast and monitor energy usage, and, from time to time, use commodity futures or swaps in an attempt to reduce the impact of energy price increases. However, these efforts may be insufficient to protect us against fluctuations in energy prices or shortages of natural gas, and we could suffer adverse effects to net income and cash flow should we be unable to either offset or pass higher energy costs through to our customers in a timely manner or at all.
Supply shortages or disruptions in our supply chains could affect our ability to obtain timely delivery of materials, equipment, and supplies from our suppliers, and in turn, adversely affect our ability to supply products to our customers. Such disruptions could have a material and adverse effect on our business and financial results.
We depend on third parties for transportation services.
We rely primarily on third parties for transportation of the products we manufacture and distribute, as well as for delivery of our raw materials. In particular, a significant portion of the goods we manufacture and raw materials we use are transported by railroad or trucks, which are highly regulated. If any of our third-party transportation providers were to fail to deliver the goods that we manufacture or distribute in a timely manner, we might be unable to sell those products at full value, or at all. Similarly, if any of these providers were to fail to deliver raw materials to us in a timely manner, we might be unable to manufacture our products in response to customer demand. In addition, if any of these third parties were to cease operations or cease doing business with us, we might be unable to replace them at a reasonable cost. Any failure of a third-party transportation provider to deliver raw materials or finished products in a timely manner could harm our reputation, adversely impact our customer relationships, and have a material and adverse effect on our financial condition and results of operations.
We may be unable to achieve, or may be delayed in achieving, adequate returns from our efforts to optimize our operations, which could have an adverse effect on our financial condition and results of operations.
We continually strive to serve our customers and increase returns to our shareholders through innovation and improved operating performance by investing in productivity improvements, manufacturing efficiencies, manufacturing cost reductions, and the rationalization of our manufacturing facilities footprints. However, our operations include complex manufacturing systems as well as intricate scheduling and numerous geographic and logistical complexities, and our business initiatives are subject to significant business, economic, and competitive uncertainties and contingencies. We may not meet anticipated implementation timetables or stay within budgeted costs, and we may not fully achieve expected results. These initiatives could also adversely impact customer or employee retention or our operations. Additionally, our business strategies may change from time to time in light of our ability to implement new business initiatives, competitive pressures, economic uncertainties or developments, or other factors. A variety of risks could cause us not to realize some or all of the expected benefits of these initiatives. These risks include, among others, delays in the anticipated timing of activities related to such initiatives, strategies, and operating plans; increased difficulty and costs in implementing these efforts; and the incurrence of other unexpected costs associated with operating the business. As a result, there can be no assurance that we will realize these benefits. If, for any reason, the benefits we realize are substantially
11 FORM 10-K SONOCO 2023 ANNUAL REPORT

less than our estimates, or the implementation of these growth initiatives and business strategies adversely affects our operations, costs significantly more or takes significantly longer to effectuate than we expect, or if our assumptions prove inaccurate, our results of operations may be materially and adversely affected.
Material disruptions in our business operations could adversely affect our financial results.
Although we take measures to minimize the risks of disruption at our facilities, we from time to time encounter an unforeseen material operational disruption in one of our major facilities, which could adversely impact production and our financial results. Such a disruption could occur as a result of any number of events including but not limited to: political events, trade and other international disputes, war, terrorism, industrial accidents, major equipment failure, labor stoppages, transportation failures affecting the supply and shipment of materials, disruptions at our suppliers, fire, severe weather conditions (including as a result of climate change), natural disasters and disruptions in utility services, as well as disruptions related to localized or widespread public health events (including epidemics or pandemics, such as the COVID-19 pandemic). These types of disruptions could materially and adversely affect our earnings to varying degrees depending upon the facility, the duration of the disruption, and our ability to shift business to another facility or find alternative sources of materials or energy. Any losses due to these events may not be covered by our existing insurance policies or may be subject to certain deductibles.
Risks Related to Acquisitions, Divestitures and Joint Ventures
We may fail to realize expected benefits from our acquisitions, which could have an adverse effect on our financial condition and results of operations.
We have invested a substantial amount of capital in acquisitions, joint ventures, and strategic investments, including our acquisition of the remaining equity interest in RTS Packaging and the acquisitions of the Chattanooga Mill in September 2023 and Metal Packaging in January 2022, and we expect that we will continue to do so in the foreseeable future. We are continually evaluating acquisitions and strategic investments that are significant to our business both in the United States and internationally. Acquisitions, joint ventures, and strategic investments involve numerous risks. As has happened from time to time in the past, acquired businesses may not achieve the expected levels of revenue, profitability or productivity, or otherwise perform as expected, and acquisitions may involve significant cash expenditures, debt incurrence, operating losses, and expenses that could have a material and adverse effect on our financial condition and results of operations. Acquisitions also involve special risks, including, without limitation, the potential assumption of unanticipated liabilities and contingencies, and the challenges of effectively integrating acquired businesses.
Other risks and challenges associated with acquisitions include, without limitation:
•substantial costs and indebtedness associated with negotiating and completing acquisitions;
•demands on management related to increase in size of our businesses and additional responsibilities of management;
•diversion of management’s attention;
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
•difficulties in maintaining uniform standards, controls, procedures, and policies;
•potential failure to anticipate delays or restrictions resulting from regulatory review or required approvals;
•potential failure to identify material problems and liabilities during due diligence review of acquisition targets; and
•potential failure to obtain sufficient indemnification rights to fully offset possible liabilities associated with acquired businesses.
Even if we are successful in integrating our acquisitions, such acquisitions may not ultimately be successful or accretive to earnings, and we may not realize the expected benefits from such transactions within the anticipated time frame, or at all. If actual performance in an acquisition falls short of the projected results, or the assessment of the relevant facts and circumstances was inaccurate or changes, it is possible that a noncash impairment charge of any related goodwill would be required, and our results of operations and financial condition could be adversely affected.
We may not be able to identify suitable acquisition candidates, or complete acquisitions on our desired timing or terms, which could limit our potential for growth.
We have made numerous acquisitions in recent years and are actively considering new acquisitions that provide meaningful opportunities for growth. However, we may not be able to identify suitable acquisition candidates or complete acquisitions on acceptable timing, terms, and conditions. Other companies in our industries have similar investment and acquisition strategies to ours, and competition for acquisitions may intensify. If we are unable to identify acquisition candidates that meet our criteria, our potential for growth may be restricted. Even if we do identify acquisition candidates that we believe meet our criteria, we may be unable to complete such acquisitions in a timely manner, on desirable terms or at all, including as a result of an inability to satisfy related closing conditions or obtain necessary government consents, or the expiration or termination of applicable regulatory waiting periods. For example, our ability to close our acquisition of the remaining equity interest in RTS Packaging and the acquisition of the Chattanooga Mill, which we completed in September 2023, was previously delayed due to regulatory review of the transaction. In addition, any acquisitions we complete may not provide the benefits that we anticipate. Our efforts to identify suitable acquisition candidates, even if successful, could also cause us to incur substantial search and transaction fees, divert the time and attention of our management, or fail to identify due diligence or other issues affecting the value and suitability of potential acquisition targets. Any of these results could have a material and adverse effect on our business, results of operations, financial condition, and prospects.

12 FORM 10-K SONOCO 2023 ANNUAL REPORT

In connection with acquisitions, joint ventures, divestitures, or other strategic transactions, we may become subject to liabilities and legal claims.
In connection with acquisitions, joint ventures, divestitures, or other strategic transactions, we have in the past, and may in the future, become subject to liabilities or legal claims, including but not limited to: third party liability and other tort claims; claims for breach of contract; employment-related claims; environmental, health, and safety liabilities, conditions or damage; permitting, regulatory or other legal compliance issues; claims for contractual indemnification; or tax liabilities. In addition, we may assume risks and liabilities that our due diligence investigations with respect to acquisitions, joint ventures, and other strategic transactions fail to identify, including issues relating to inadequate internal controls and procedures relating to accounting, finance, cybersecurity, and data protection controls issues. If we become subject to any of these liabilities or claims with respect to any acquisition, joint venture, divestiture, or other strategic transaction, and they are not adequately covered by insurance or an enforceable indemnity or similar agreement from a creditworthy counterparty, we may be responsible for significant out-of-pocket expenditures. Such underinsured or non-indemnified liabilities, if they materialize, could have a material and adverse effect on our business, financial condition, and results of operations.
We may encounter difficulties restructuring operations or closing or disposing of facilities, assets or businesses.
From time to time, we have closed higher-cost facilities, implemented reductions in force, sold non-core assets and businesses, and otherwise restructured operations, and are likely to do so again in an effort to improve cost competitiveness and profitability. For example, in 2023 we divested our U.S. and Mexico BulkSak businesses, sold our timberland properties, and closed several high-cost operations. In addition, in 2024, we permanently closed our uncoated paperboard mill operations in Sumner, Washington as part of our strategy to rationalize our mill network and lower operating costs. As a result, restructuring and divestiture costs have been, and are expected to continue to be, a recurring component of our operating costs, the magnitude of which could vary significantly from year to year depending on the scope of such activities. Divestitures and restructuring may result, and have in the past resulted, in significant financial charges for the write-off or impairment of assets, including goodwill and other intangible assets. Furthermore, such activities may divert the attention of management, disrupt our ordinary operations, or result in a reduction in the volume of products produced and sold, and the impact of divestitures on our revenue growth may be larger than we anticipate if we experience greater dis-synergies than we expect. In addition, in cases where we seek to divest or otherwise dispose of certain facilities, operations, assets, or other components of our business, we may be unable to find buyers or alternative exit strategies on acceptable terms, in a timely manner or at all, and we may dispose of facilities, operations, assets, or other components of our business at prices or on terms that are less desirable than we had anticipated. Moreover, we may be prevented from completing dispositions as a result of our own or our counterparties’ failure to satisfy pre-closing conditions or obtain necessary regulatory or government approvals. We may also be exposed to continuing financial risks from any businesses we divest, including as a result of continuing equity ownership, guarantees, indemnities, responsibility for environmental clean-up, or other financial obligations. There is no guarantee that any such activities will achieve our goals, and if we cannot successfully manage the associated risks, our financial position and results of operations could be adversely affected.
We have investments in joint ventures that are not operated solely for our benefit.
Several of our operations are conducted through joint ventures. In joint ventures, we share ownership and, in some instances, management of a company with one or more parties who may or may not have the same goals, strategies, priorities, or resources as we do. In general, joint ventures are intended to be operated for the benefit of all co-owners, rather than for our exclusive benefit. Operating a business as a joint venture often requires additional organizational formalities, as well as time-consuming procedures for sharing information, accounting, and making decisions. In certain cases, our joint venture partners must agree in order for the applicable joint venture to take certain actions, including acquisitions, the sale of assets, budget approvals, borrowing money, and granting liens on joint venture property. Our inability to take unilateral action that we believe is in our best interests may have an adverse effect on the financial performance of the joint venture and the return on our investment. In joint ventures, we believe our relationship with our co-owners is an important factor to the success of the joint venture, and if a co-owner changes, our relationship may be adversely affected. In addition, the benefits from a successful joint venture are shared among the co-owners, so that we do not receive all the benefits from our successful joint ventures. Finally, we may be required on a legal or practical basis, or both, to accept liability for obligations of a joint venture beyond our economic interest, including in cases where our co-owner becomes bankrupt or is otherwise unable to meet its commitments.
In addition, because we share ownership and management with our joint venture partners, we may have limited control over the actions of a joint venture, particularly when we own a minority interest. As a result, we may be unable to prevent violations of applicable laws or other misconduct by a joint venture, or the failure to satisfy contractual obligations by one or more parties. Moreover, a joint venture may not be subject to or follow the same requirements regarding compliance, internal controls and internal control over financial reporting that we follow. To the extent another party makes decisions that adversely impact the joint venture or internal control issues arise within the joint venture, we may have to take responsive actions, or we may be subject to penalties, fines, or other punitive actions for these activities.
Risks Related to Competition, Customers and Suppliers
We face intense competition, and failure to compete effectively may have an adverse effect on our results of operations.
We sell our products in highly competitive markets. We regularly bid for new and continuing business, and being a responsive, high-quality, low-cost producer is a key component of effective competition. We also face competition that may be larger, more diversified, or better funded than us. These competitive advantages may enable our competition to adapt more quickly to changing customer or consumer preferences; changes brought about by public health events, supply chain constraints, inflationary pressures, currency fluctuations, geopolitical uncertainty, and increased interest rates; or the introduction of new products, technologies, and equipment, including advanced technologies such as artificial intelligence (“AI”). For example, growing use of AI by our competitors could disrupt our business model and lower the barriers to entry in the markets we serve. If our competitors invest in, develop and utilize AI tools more effectively than us to innovate and introduce go-to-market solutions more rapidly and compete more effectively on quality and price, we could lose business and the profitability of our business could be reduced. Any such impact, as well as the loss of business from our larger customers, customer changes to alternative forms of packaging, or renewal of business with less favorable terms, could have a significant and adverse effect on our results of operations.
Continuing consolidation of our customer base and suppliers may intensify pricing pressure.
Like us, many of our larger customers have acquired companies with similar or complementary product lines, and many of our customers have been acquired. Additionally, many of our suppliers of raw materials are consolidating. This consolidation of customers and suppliers has increased the concentration of our business with our largest customers, and in some cases, increased pricing pressures. Similarly,
13 FORM 10-K SONOCO 2023 ANNUAL REPORT

consolidation of our larger suppliers has resulted in increased pricing pressures from our suppliers. Further consolidation of customers and suppliers could intensify pricing pressure, reduce our net sales, increase our costs, and adversely affect our results of operations.
The loss of a key customer, or a reduction in its production requirements, could have a significant and adverse effect on our sales and profitability.
Each of our segments has large customers, and the loss of any of these could have a significant and adverse effect on the segment’s sales and, depending on the magnitude of the loss, our results of operations and financial condition. Although a majority of our master customer contracts are long-term, they are terminable under certain circumstances, such as our failure to meet quality, pricing, or volume requirements, and the contracts themselves often do not require a specific level of purchasing. There is no assurance that existing customer relationships will be renewed at the same level of production, or at all, at the end of the contract term. Furthermore, the loss of any of our major customers, a reduction in their purchasing levels, or an adverse change in the terms of supply agreements with these customers could reduce our net sales and net income. Continued consolidation of our customers could exacerbate any such loss. For more information on concentration of sales volume in our reportable segments, see Item1(c), “Dependence on Customers.”
Challenges to, or the loss of, our intellectual property rights could have an adverse effect on our ability to compete effectively.
Our ability to compete effectively depends, in part, on our ability to protect and maintain the proprietary nature of our owned and licensed intellectual property. We own a large number of patents on our products, aspects of our products, methods of use and methods of manufacturing; and we own, or have licenses to use, all of the material trademark and trade name rights used in connection with the packaging, marketing, and distribution of our major products. We also rely on trade secrets, know-how and other unpatented proprietary technology. We attempt to protect and restrict access to our intellectual property and proprietary information by relying on the patent, trademark, copyright, and trade secret laws of the United States and other countries, as well as non-disclosure agreements. However, it may be possible for a third party to obtain our information without our authorization, independently develop similar technologies, or breach a non-disclosure agreement entered into with us. Furthermore, many of the countries in which we operate do not have intellectual property laws that protect proprietary rights as fully as do laws in the United States. The use of our intellectual property by someone else without our authorization could reduce or eliminate certain competitive advantages, cause us to lose sales, or otherwise harm our business. The costs associated with protecting our intellectual property rights could also adversely impact our business.
In addition, we are from time to time subject to claims from third parties suggesting that we may be infringing on their intellectual property rights. If we were held liable for infringement, we could be required to pay damages, obtain licenses, or cease making or selling certain products.
Intellectual property litigation, which could result in substantial costs to us and divert the attention of management, may be necessary to protect our trade secrets or proprietary technology, or for us to defend against claimed infringement of the rights of others and to determine the scope and validity of others’ proprietary rights. We may not prevail in any such litigation, and if we are unsuccessful, we may not be able to obtain any necessary licenses on reasonable terms, or at all. Failure to protect our patents, trademarks, and other intellectual property rights may have a material and adverse effect on our business, consolidated financial condition or results of operations.
Risks Related to Our Products
We may not be able to develop new products acceptable to the market.
For many of our businesses, organic growth depends on product innovation, new product development, and timely response to constantly changing consumer demands and preferences. Sales of our products and services depend heavily on the volume of sales made by our customers to consumers. Consumer preferences for products and packaging formats are constantly changing based on, among other factors, cost and convenience; and health, environmental and social concerns and perceptions. Our failure, or the failure of our customers, to develop new or better products in response to changing consumer preferences in a timely manner may hinder our growth potential and affect our competitive position, and adversely affect our business and results of operations.
Product liability claims and other legal proceedings could adversely affect our operations and financial performance.
We produce products and provide services related to other parties’ products. There can be no assurance that we or our customers will not experience operational process failures that could result in potential product, safety, regulatory, or environmental claims and associated litigation. We are also subject to a variety of legal proceedings and legal compliance risks in our areas of operation around the globe. Any such claims, whether with or without merit, could be time-consuming and expensive to defend, affect our reputation, and could divert management’s attention and resources. In accordance with customary practice, we maintain insurance against some, but not all, of these potential claims; however, in the future, we may not be able to maintain such insurance at acceptable premium cost levels. In addition, the levels of insurance we maintain may not be adequate to fully cover any and all losses or liabilities. If any significant judgment or claim is not fully insured or indemnified against or imposes restrictions on our business operations, it could have a material and adverse effect on our business, financial condition, and results of operations.
We and the industries in which we operate are at times reviewed or investigated by regulators and other governmental authorities, which could lead to enforcement actions, fines and penalties, or the assertion of private litigation claims and damages. Responding to actual or threatened litigation or government investigations of our compliance with regulatory standards may require significant expenditures of time and other resources. While we have adopted risk management and compliance programs, the global and diverse nature of our operations means that legal and compliance risks will continue to exist and that legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, will arise from time to time, which could adversely affect our business, results of operations, and financial condition.
14 FORM 10-K SONOCO 2023 ANNUAL REPORT

Risks Related to Climate Change and Environmental, Health and Safety, and Corporate Social Responsibility Laws and Regulations
Adverse weather and other effects of climate change may result in lower sales and higher costs. In addition, climate-related regulations may add cost and complexity to our operations.
We manufacture packaging products for foods, as well as products used in construction and industrial manufacturing. Adverse or varying weather conditions associated with climate change have impacted and could in the future impact crop yields and harvest timing, which in turn could impact the level and timing of demand for our containers. In addition, poor or extreme weather conditions have temporarily impacted and could in the future temporarily impact the level of construction and industrial activity and impact the efficiency of our manufacturing operations. Weather-related events, such as hurricanes and floods, which may increase in frequency and severity due to climate change, have and could in the future result in lost production, supply chain disruptions, and increased material costs. Such disruptions could have, and have in the past had, a material and adverse effect on our results of operations.
There has been increased focus from investors, customers, the general public, and U.S. and foreign governmental and nongovernmental authorities on climate change and GHG emissions. The increasing concern over climate change has resulted, and will continue to result, in transition risks such as shifting customer preferences in favor of more environmentally friendly products, which we may be unable to address, and increased regulation intended to reduce overall GHG emissions. Such rules and regulations could include, among other things, cap-and-trade programs, carbon taxes, and mandates within certain industries or activities to reduce GHG emissions. In the United States, the Environmental Protection Agency has issued a number of regulations under the Clean Air Act with the goal of reducing GHG emissions. Some of our facilities are subject to these regulations, and compliance with such rules and any other regulatory responses to climate change could in the future significantly increase costs and add complexity to our operations.
Additionally, in the United States, several states where we operate manufacturing facilities have enacted or are in the process of enacting regulations limiting GHG emissions or implementing cap-and-trade programs. Our facilities currently fall outside of the scope of these regulations but may be impacted in the future. Several of our manufacturing facilities outside of the United States have entered into GHG emissions trading programs as a result of local regulations. Certain countries where we have manufacturing facilities have set GHG reduction targets to align with an agreement signed in April 2016 between 170 countries establishing a framework to reduce global GHG emissions (also known as the “Paris Agreement”), that became effective in November 2016 and which the United States formally rejoined in February 2021. Many of the other countries where we conduct business are expected to develop similar climate change related regulations. To the extent our facilities become subject to additional regulations related to GHG emissions in the United States or internationally, compliance with such regulations could significantly increase costs and add complexity to our operations, which could have a material and adverse effect on our business, results of operations, financial condition, and prospects.
Any failure in our procedures to monitor climate related regulatory and policy changes in the jurisdictions in which we operate or in our processes and tools to track our GHG emissions and assess both operational and financial impacts of climate-related regulations, and any failure to comply with any such regulations and policies, could subject us to additional costs and penalties and harm to our reputation. We could also face increased costs related to defending and resolving legal claims and other litigation related to climate change and the alleged impact of our operations on climate change.
Expectations relating to ESG issues and related reporting obligations could expose us to potential liabilities, increased costs, reputational harm, and other adverse effects on our business.
We have voluntarily established and publicly disclosed our GHG reduction targets and other environmental, social and governance (“ESG”) goals and sustainability targets. These targets could prove more costly or difficult to achieve than we expect, and we may be unable to achieve these targets at acceptable cost or at all. If we are unable to meet these targets and goals on our projected timelines or at all, whether as a result of cost, operational or technological limitations, or if such targets or our progress against them are not perceived to be sufficiently robust, our reputation, as well as our relationships with investors, customers and other stakeholders, could be harmed, which could in turn adversely affect our business, results of operations and prospects. In addition, not all of our competitors may seek to establish climate or other ESG targets and goals, or may not establish targets and goals that are comparable to ours, which could result in our competitors achieving competitive advantages through lower supply chain or operating costs, which could adversely affect our business, results of operations, financial condition and prospects.
In addition, ESG matters have recently been the subject of increased regulatory and stakeholder attention, and we expect to need to be prepared to contend with overlapping, yet distinct, climate-related disclosure requirements in multiple jurisdictions. For instance, it is anticipated that the SEC will issue a climate disclosure rule in 2024, which, if implemented as proposed, would significantly expand climate-related disclosure obligations. The State of California has enacted legislation that will require large U.S. companies doing business in California to make broad-based climate-related disclosures starting as early as 2026, and other states are also considering new climate change disclosure requirements. In the European Union, the Corporate Sustainability Reporting Directive, which became effective in 2023, applies to both E.U. and non-E.U. in-scope entities and would require them to provide expansive disclosures on various sustainability topics. We are assessing our obligations under these new laws and expect that compliance with these and other future reporting obligations could require substantial cost and effort. Collecting, measuring, and reporting ESG information and metrics can be costly, difficult, and time-consuming, are subject to evolving reporting standards, and can present numerous operational, reputational, financial, legal, and other risks. Globally, a lack of harmonization in relation to ESG legal and regulatory reform across the jurisdictions in which we operate may increase the cost and difficulty of implementing and complying with rapidly developing ESG reporting standards and requirements, and any failure to comply with such legislation and regulations could result in fines to us and could adversely affect our business, financial condition, results of operations, and cash flows.
At the same time, compliance with ESG-related rules and efforts to meet shareholder expectations on ESG matters may place strain on our employees, systems, and resources. Moreover, increasingly, different stakeholder groups have divergent views on sustainability and ESG matters, which increases the risk that any action or lack thereof with respect to sustainability or ESG matters will be perceived negatively by at least some stakeholders and adversely impact our reputation and business. Anti-ESG sentiment has gained some momentum across the United States, with several states having enacted or proposed “anti-ESG” policies or legislation. If we do not successfully manage ESG-related expectations across stakeholders, it could erode stakeholder trust, impact our reputation, and adversely affect our business, financial condition, results of operations and cash flows.
15 FORM 10-K SONOCO 2023 ANNUAL REPORT

We are subject to costs and potential liabilities related to environmental, health and safety, and corporate social responsibility laws and regulations that could adversely affect our results of operations.
We must comply with extensive laws, rules, and regulations in the United States and in each of the countries in which we do business regarding the environment, health and safety, and corporate social responsibility. Compliance with these laws and regulations can require significant expenditures of financial and employee resources.
Federal, state, provincial, foreign and local environmental requirements, including the Comprehensive Environmental Response, Compensation and Liability Act, and particularly those relating to air, soil and water quality, handling, discharge, storage and disposal of a variety of substances, and climate change are significant factors in our business and generally increase our costs of operations. We may be found to have environmental liability for the costs of remediating soil or water that is, or was, contaminated by us or a third party at various sites that we now own, use, or operate, or previously owned, used, or operated. Legal proceedings may result in the imposition of fines or penalties, as well as mandated remediation programs, that require substantial, and in some instances, unplanned capital expenditures.
We have incurred in the past, and may incur in the future, fines, penalties and legal costs relating to environmental matters, and costs relating to the damage of natural resources, lost property values and toxic tort claims. We have made expenditures to comply with environmental regulations and expect to make additional expenditures in the future. As of December 31, 2023, approximately $7.3 million was reserved for environmental liabilities. Such reserves are established when it is considered probable that we have some liability. However, because the extent of potential environmental damage, and the extent of our liability for the damage, is usually difficult to assess and may only be ascertained over a long period of time, our actual liability in such cases may end up being substantially higher than the currently reserved amount. Accordingly, additional charges could be incurred and could have a material and adverse effect on our results of operations and financial condition.
Many of our products come into contact with the food and beverages packaged within, and therefore we are subject to risks and liabilities related to health and safety matters in connection with those products. Accordingly, our products must comply with various laws and regulations for food and beverages applicable to our customers. Changes in such laws and regulations could adversely impact customers’ demand for our products as they comply with such changes and require us to make changes to our products. Such changes to our products could include modifications to the coatings and compounds we use, possibly resulting in the incurrence of additional costs. Additionally, because many of our products are used to package consumer goods, we are subject to a variety of risks that could influence consumer behavior and adversely impact demand for consumer packaged goods and, consequently, for our products, including changes in consumer preferences driven by various health-related concerns and perceptions.
In addition, disclosure regulations relating to the use of “conflict minerals” sourced from the Democratic Republic of the Congo and adjoining countries could affect the sourcing, availability, and cost of materials used in the manufacture of some of our products. We also incur costs associated with supply chain due diligence, and, if applicable, potential changes to products, processes, or sources of supply as a result of such due diligence. Because our supply chain is complex, we may also face reputational risk with our customers and other stakeholders if we are unable to sufficiently verify the origins of all such minerals used in our products.
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
Further, future compliance with existing and new laws and requirements has the potential to disrupt our business operations and may require significant expenditures, and our existing reserves for specific matters may not be adequate to cover future costs and we may have to increase our reserves. We could also incur substantial liabilities, including fines or sanctions, enforcement actions, natural resource damages claims, cleanup and closure costs, and third-party claims for property damage and personal injury under environmental and other laws. We have insurance coverage, subject to applicable deductibles or retentions, policy limits and other conditions, for certain environmental matters; however, we may not be successful with respect to any claim regarding these insurance or indemnification rights and, if we are successful, any amounts paid pursuant to the insurance or indemnification rights may not be sufficient to cover all our costs and expenses.
Risks Related to Financing Activities
We, or our customers, may not be able to obtain necessary credit or, if so, on reasonable terms.
At December 31, 2023, we had $2.3 billion of fixed-rate debt outstanding. We also operate a $500 million commercial paper program, supported by a $900 million revolving credit facility committed by a syndicate of nine banks until June 2026. We have the contractual right to draw funds directly on the underlying bank credit facility, which could possibly occur if there were a disruption in the commercial paper market. However, if these obligations were not met, we may be forced to seek more costly or cumbersome forms of credit. Should such credit be unavailable for an extended time, it would significantly affect our ability to operate our business and execute our plans. In addition, our customers may experience liquidity problems as a result of an adverse change in the economic environment, including the ability to obtain credit, that could limit their ability to purchase our products and services or satisfy their existing obligations.
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
We have incurred, and may incur in the future, significant indebtedness, including in connection with mergers or acquisitions, which may impact the manner in which we conduct business or our access to external sources of liquidity. For example, in January 2022 we issued $1.2 billion aggregate principal amount of unsecured senior notes in connection with our acquisition of Metal Packaging. In addition to interest payments, a significant portion of our cash flow may need to be used to service our indebtedness, and, therefore, may not be available for
16 FORM 10-K SONOCO 2023 ANNUAL REPORT

use in our business. Our ability to generate cash flow is subject to general economic, financial, competitive, legislative, regulatory, and other factors that may be beyond our control. Our indebtedness could have a significant impact on us, including, but not limited to:
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
We on occasion utilize debt instruments with a variable rate of interest, including our term loan facility, under which we had outstanding indebtedness totaling $572 million as of December 31, 2023. Fluctuations in interest rates can increase borrowing costs and, depending on the magnitude of variable-rate borrowings outstanding, could potentially have a material and adverse effect on our business. Other variable-rate borrowings at December 31, 2023 were approximately $96 million.
We may incur additional debt in the future, which could increase the risks associated with our leverage.
We are continually evaluating and pursuing acquisition opportunities and, as we have in the past, we may from time to time incur additional indebtedness to finance any such acquisitions and to fund any resulting increased operating needs. As new debt is added to our current debt levels, the related risks we face could increase. While we will have to effect any new financing in compliance with the agreements governing our then existing indebtedness, changes in our debt levels and or debt structure may impact our credit rating and costs to borrow, as well as constrain our future financial flexibility in the event of a deterioration in our financial operating performance or financial condition. At December 31, 2023, scheduled debt maturities in 2024 totaled $47 million.
Risks Related to Information Technology and Cybersecurity
We rely on our information technology, and its failure or disruption could disrupt our operations and adversely affect our business, financial condition and results of operations.
We rely on the successful and uninterrupted functioning of our information technologies to securely manage operations and various business functions, and we rely on diverse technologies to process, store and report information about our business, and to interact with customers, vendors and employees around the world. As with all large environments, our information technology systems may be susceptible to damage, disruption or shutdown due to natural disaster, hardware or software failure, obsolescence, cyberattack, support infrastructure failure, user errors or malfeasance resulting in malicious or accidental destruction of information or functionality, or other catastrophic events.
From time to time, we have been, and we will likely continue to be, subject to cybersecurity-related incidents.
Information system damages, disruptions, shutdowns or compromises could result in production downtimes and operational disruptions, transaction errors, loss of customers and business opportunities, legal liability, regulatory fines, penalties or intervention, reputational damage, reimbursement or compensatory payments, and other costs, any of which could have a material and adverse effect on our business, financial position and operations. Although we attempt to mitigate these risks by employing a number of administrative, physical, technical and process-based measures, including employee training, comprehensive monitoring of our networks and systems, and maintenance of backup and protective systems, our systems, networks, products, and services remain potentially vulnerable to cyber threats. Furthermore, the tactics, techniques, and procedures used by malicious actors to obtain unauthorized access to information technology systems and networks change frequently and often are not recognizable until launched against a target. Accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures. It is possible that we may in the future suffer a criminal attack whereby unauthorized parties gain access to our information technology networks and systems, including sensitive, confidential or proprietary data, and we may not be able to identify and respond to such an incident in a timely manner.
A security breach of customer, employee, supplier or company information may have a material and adverse effect on our business, financial condition and results of operations.
We maintain and have access to sensitive, confidential, proprietary and personal data and information that is subject to privacy and security laws, regulations and customer controls. This personal data and information is subject to the risk of intrusion, tampering and theft. Although we develop and maintain systems designed to prevent such events from occurring, the development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts to protect such sensitive, confidential or personal data or information, our facilities and systems and those of our customers, suppliers and third-party service providers may be vulnerable to security breaches, misplaced or lost data, and programming or user errors that could lead to the compromise of sensitive, confidential, proprietary or personal data and information. Similar security threats exist with respect to the IT systems of our lenders, suppliers, consultants, advisors and other third parties with whom we conduct business. Additionally, we provide confidential, proprietary and personal data and information to third parties when it is necessary to pursue business objectives and there is a risk that the confidentiality of personal data and information held by third parties may be compromised. Increasing use of AI may increase these risks.
The SEC recently adopted rules mandating disclosure regarding cybersecurity risk management and governance, as well as material cybersecurity incidents. In addition to the adoption of the new cybersecurity disclosure rules by the SEC, we continue to see increased regulation of data privacy and security and the adoption of more stringent consumer privacy laws, as well as subject matter specific state laws and national laws regulating the collection and use of data, and security and data breach obligations – including the passage and expansion of data protection laws around the world. It is likely that new laws and regulations will continue to be adopted in the United States and
17 FORM 10-K SONOCO 2023 ANNUAL REPORT

internationally, and existing laws and regulations may be interpreted in new ways that would affect our business. Although we take reasonable efforts to comply with all applicable laws and regulations, the uncertainty and changes in the requirements of multiple jurisdictions may increase the cost of compliance, reduce demand for our services, restrict our ability to offer services in certain locations, and jeopardize business transactions across borders.
As a result of potential cyber threats and existing and new data protection requirements, we have incurred significant costs as part of our efforts to protect and safeguard our sensitive, confidential, proprietary and personal data and information, and the sensitive, confidential, proprietary and personal data and information of our customers, suppliers and third-party service providers. We expect to continue to incur such costs and may face increased costs and be required to expend substantial resources in the event of an actual or perceived security breach or incident and to comply with the new SEC cybersecurity disclosure rules. These efforts also may divert management and employee attention from other business and growth initiatives. Failure to provide adequate privacy protections and maintain compliance with data privacy laws could result in interruptions or damage to our operations, legal or reputational risks, create liabilities for us, subject us to sanctions by data protection regulators and result in significant penalties, and increase our cost of doing business, all of which could have a material and adverse impact on our business, financial condition and results of operations.
Risks Related to Accounting, Human Resources, Financial, and Business Matters and Taxation
Changes in pension plan assets or liabilities may reduce our results of operations and shareholders’ equity.
We sponsor various defined benefit plans worldwide and had an aggregate PBO for these plans of approximately $436 million as of December 31, 2023. The difference between defined benefit plan obligations and assets (the funded status of the plans) significantly affects the net periodic benefit costs and the ongoing funding requirements of the plans. Among other factors, changes in discount rates and lower-than-expected investment returns could substantially increase our future plan funding requirements and have a adverse impact on our results of operations and cash flows. As of December 31, 2023, these plans held a total of approximately $309 million in assets consisting primarily of fixed income securities and mutual funds, funding a portion of the PBOs of the plans. If the performance of these assets does not meet our assumptions, or discount rates decline, the net underfunding of the plans may increase and we may be required to contribute additional funds to these plans, and our pension expense may increase, which could adversely affect results of operations and shareholders’ equity.
Our ability to attract, develop and retain talented executives, managers and employees is critical to our success.
Our ability to attract, develop and retain talented employees, including executives and other key managers, is important to our business. The experience and industry contacts of our management team and other key personnel significantly benefit us, and we need expertise like theirs to carry out our business strategies and plans. We also rely on the specialized knowledge and experience of certain key technical employees. The loss of these key officers and employees, or the failure to attract and develop talented new executives, managers and employees, could have a material and adverse effect on our business. Effective succession planning is also important to our long-term success, and failure to ensure effective transfer of knowledge and smooth transitions involving key officers and employees could hinder our strategic planning and execution. If we are unable to attract, motivate and retain qualified personnel, or if we experience excessive turnover, we may experience declining sales, manufacturing delays or other inefficiencies, increased recruiting, training and relocation costs and other difficulties, and our results of operations, cash flows and financial condition may be adversely impacted.
Changes in U.S. generally accepted accounting principles (“GAAP”) and SEC rules and regulations could materially impact our reported results.
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
In preparing our consolidated financial statements in accordance with U.S. GAAP, we make estimates and assumptions that affect the accounting for and recognition of assets, liabilities, revenues and expenses. These estimates and assumptions must be made due to certain information used in the preparation of our financial statements that is dependent on future events, cannot be calculated with a high degree of precision from data available, or is not capable of being readily calculated based on generally accepted methodologies. We believe that accounting for long-lived assets, defined benefit plans, share-based compensation, contingencies and litigation, and income taxes involves the more significant judgments and estimates used in the preparation of our consolidated financial statements. Actual results for all estimates could differ materially from the estimates and assumptions that we use, which could have a material and adverse effect on our financial condition and results of operations.
We have a significant amount of goodwill and other intangible assets, and a write down would adversely impact our results of operations and shareholders’ equity.
At December 31, 2023, the carrying value of our goodwill and intangible assets was approximately $2.7 billion. We are required to evaluate our goodwill for impairment annually, or more frequently when evidence of potential impairment exists. The impairment test requires us to analyze a number of factors and make estimates that require judgment. As a result of this testing, we have in the past recognized goodwill impairment charges, and we have identified one reporting unit that is currently at risk of a future impairment charge if actual results fall short of expectations. Future changes in the cost of capital, expected cash flows, changes in our business strategy, and external market conditions, among other factors, could require us to record an impairment charge for goodwill, which could lead to decreased assets and reduced net income. If a significant write down were required, the charge could have a material and adverse effect on our results of operations and shareholders’ equity.
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
18 FORM 10-K SONOCO 2023 ANNUAL REPORT

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
As a large multinational corporation, we are subject to U.S. federal, state and local, and many foreign tax laws and regulations, all of which are complex and subject to significant change and varying interpretations. Tax laws and regulations are continuously evolving with corporate tax reform, base-erosion efforts, global minimum tax, and increased transparency continuing to be high priorities in many tax jurisdictions in which we operate. Changes in these laws or regulations, or any change in the position of taxing authorities regarding their application, administration or interpretation, could have a material adverse effect on our business, consolidated financial condition or results of our operations.
Although the timing and methods of implementation may vary, many countries have implemented, or are in the process of implementing, legislation or practices inspired by the base erosion and profit shifting project undertaken by the Organization for Economic Co-operation and Development (“OECD”). In December 2021, the OECD issued its guidance on the Global Anti-Base Erosion (“GloBE”) rules with the purpose of requiring certain multinational companies to pay a minimum level tax on the income generated in each of the jurisdictions in which they operate. In December 2022, the European Council attained a consensus on Pillar Two of the GloBE rules to implement the 15% global minimum tax, and many EU and G20 countries have specified their plan to adhere to some or all of the OECD guidelines. As of December 31, 2023, among the jurisdictions where the Company operates, several have enacted legislation adopting the Pillar Two Rules effective as early as 2024. We will continue to evaluate the impact of these tax law changes on our effective tax rate and financial position. Further, the increased scrutiny on international tax and continuous changes to countries’ tax legislation may also affect the policies and decisions of tax authorities with respect to certain income tax and transfer pricing positions taken by the Company in prior or future periods. We continue to monitor new tax legislation or other developments since significant changes in tax legislation, or in the interpretation of existing legislation, could materially and adversely affect our financial condition and operating results.
In the United States, the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), which was signed into law on August 16, 2022, includes a number of provisions that may impact us in the future, including a 1% excise tax on share repurchases. In addition, our products, and our customers’ products, are subject to import and excise duties and/or sales or value-added taxes in many jurisdictions in which we operate. Increases in these indirect taxes could affect the affordability of our products and our customers’ products, and, therefore, reduce demand.
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
Effective internal controls are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. We are required to assess the effectiveness of our internal control over financial reporting annually, as required by Section 404 of the Sarbanes-Oxley Act. We need to maintain our processes and systems and adapt them as our business grows and changes. This continuous process of maintaining and adapting our internal controls and complying with Section 404 is expensive, time-consuming and requires significant management attention. As we grow our businesses and acquire other businesses, our internal controls will become increasingly complex and we may require significantly more resources. The integration of acquired businesses into our internal control over financial reporting has required, and will continue to require, significant time and resources from our management and other personnel and will increase our compliance costs. Additionally, maintaining effectiveness of our internal control over financial reporting is made more challenging by the fact that as of December 31, 2023, we had approximately 190 subsidiaries and joint ventures in 33 countries around the world. There is no assurance that, in the future, material weaknesses will not be identified that would cause management to change its current conclusion as to the effectiveness of our internal controls. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we could be subject to regulatory scrutiny, civil or criminal penalties or litigation. In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our financial condition, and we may be required to restate previously published financial information, which could have a material and adverse effect on our operations, investor confidence in our business and the trading prices of our securities.
19 FORM 10-K SONOCO 2023 ANNUAL REPORT

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

Item 1C. Cybersecurity
Risk management and strategy.
The Company’s approach to risk management is designed to identify, assess, prioritize, and manage significant risk exposures that could affect the Company’s ability to execute its corporate strategy and fulfill its business objectives. The Company manages enterprise risk through its Risk Management Committee (“RMC”) chaired by the Company’s Vice President of Compliance, Risk and Audit with direct oversight from the Company’s General Counsel. The RMC, which is made up of senior leadership across a variety of business functions, defines the Company’s enterprise risk framework based upon analysis of industry and peer benchmarking as well as company-specific data analysis.
As a component of the Company’s enterprise risk management program, the Company’s cybersecurity risk management program outlines the Company’s cybersecurity risk management practices and capabilities, including the division of responsibilities for reviewing the Company’s cybersecurity risk exposure and risk tolerance, tracking emerging information risks, and ensuring proper escalation of certain key risks for periodic review by the Board and its committees.
Cybersecurity risk is evaluated within the population of all enterprise risks in the framework and is included in assessments overseen by the RMC that identify the risks of highest priority to the Company. For these highest priority risks, including cybersecurity risks, the RMC designates risk owners, sets common reporting processes and monitors risk mitigation and treatment strategies to support business continuity.
The Company’s cybersecurity risk management program leverages the National Institute of Standards and Technology Cybersecurity Framework for identifying, assessing, and managing material risks from cybersecurity threats. This approach combines prevention and detection techniques, informed by internal and external sources, to identify and analyze potential threat activities. When a threat is identified, a cyber incident response plan outlines the Company’s procedures for containing, remediating, and recovering from the cybersecurity incident. Cybersecurity tenets are also incorporated into the Company’s technology policies.
The Company’s cybersecurity risk management program focuses on vulnerability management, access management, and user awareness training. Among other things, the Company implements scheduled patching and system updates, proactively scans for vulnerabilities, and engages qualified third-party experts to assess the Company’s information technology infrastructure and identify vulnerabilities and opportunities for continued focus and improvement. When vulnerabilities are identified, the Company’s information technology (“IT”) management team receives reports that assess each vulnerability and track progress in remediating that vulnerability. The IT management team also collaborates with supply chain management and the Company’s third party risk management program to onboard and monitor key third-party service providers to address the potential risk of cybersecurity threats through the use of such third parties. Annual cybersecurity training is mandatory for all users with access to the Company’s IT systems, and the Company conducts monthly tests to promote phishing awareness. In addition to these prevention methods, the Company seeks to detect potential threats through external intelligence and monitoring solutions. External commercial or governmental agencies are also engaged to assess potential threat activity relevant to the Company. The Company also monitors server and endpoint devices across the organization to detect signs of a cyberattack.
The Company has implemented and maintains an information security incident response plan (“IR Plan”), which includes processes to assess, escalate, contain, investigate, and remediate cybersecurity incidents. Upon notification of a potential cybersecurity threat, management defines the threat based on its nature as an information security event, alert, incident, or breach, and all cybersecurity incidents are categorized by level of severity based on the impact of the incident to the Company’s operations. A technical incident response team is responsible for technical response activities, including information gathering and forensic analysis, containment, and remediation efforts. The Company’s Crisis Management Team drives the Company’s enterprise-level crisis response process, leads decisions around response strategies, coordinates resources required to execute such strategies, and oversees all cybersecurity incidents categorized as Critical and High.
Although the Company did not experience a material cybersecurity incident during the year ended December 31, 2023, the scope and impact of any future incident cannot be predicted. See “Item 1A. Risk Factors – Risks Related to Information Technology and Cybersecurity” for more information on the Company’s cybersecurity-related risks.
Governance.
The Company’s day-to-day management of cybersecurity risks is led by the Chief Information Security Officer (“CISO”) with direct oversight from the Chief Information Officer (“CIO”). The Company’s IR Plan includes a defined escalation matrix for critical or high severity information security events involving notifications to the CISO and CIO, who further escalate critical or high severity events to the Company’s Crisis Management Team, which consists of senior management from IT, including the CIO and CISO, Human Resources, Risk and Internal Audit, Marketing and Communications, Legal and Finance. The Crisis Management Team further elevates sufficiently critical and high severity events to the Company’s Cyber Incident Review Committee (“CIRC”), which consists of the CIO, Chief Financial Officer, Chief Accounting Officer, VP of Investor Relations, VP of Compliance, Risk and Audit, and General Counsel, or their delegates. Additional senior management from relevant business units are added to the CIRC as needed based on the nature of identified cybersecurity incidents. The CIRC preliminarily evaluates whether an incident is material and provides a proposal to the CEO and CFO, who work in consultation with the committee to make a final determination of materiality. Such determination is communicated to the Audit Committee of the Board.
The Company’s Crisis Management Team has relevant expertise and experience to assess and remediate cyber threats. The CIO has over 17 years of experience in information technology and security, and the CISO has 31 years of information technology experience and 11 years of information security experience.
20 FORM 10-K SONOCO 2023 ANNUAL REPORT

As part of its broader oversight activities, the Board oversees risks from information security threats and other risks identified by the RMC, both directly and by way of delegation to the Audit Committee. As reflected in its charter, the Audit Committee oversees and specifically discusses the guidelines and policies by which the Company assesses and manages its cybersecurity risk exposures, as well as the steps management has taken to monitor and control such exposures. The Audit Committee also oversees the Company’s internal control over financial reporting, including with respect to financial reporting-related information systems. In addition to any communications of specifically identified cybersecurity events, the Audit Committee receives and discusses quarterly updates on cybersecurity activities, including review of annual external assessment results, training compliance and discussion of cybersecurity risks and resolutions, and is responsible for elevating significant matters to the full Board as events arise. The Board receives an annual update and provides feedback on the Company’s cybersecurity governance processes, risk management plan, and any significant activities related thereto, and also reviews risk management practices in the course of its review of the Company’s corporate strategy, business plans, Board committee reports, and other presentations. In addition to the ordinary-course Board and Audit Committee reporting and oversight described above, the Company also maintains disclosure controls and procedures designed for prompt reporting to the Board and timely public disclosure, as appropriate, of material events covered by our risk management framework, including information security risks.
Item 2. Properties
The Company’s corporate offices are owned and operated in Hartsville, South Carolina. As of December 31, 2023, there were a total of approximately 310 owned and leased facilities used by the Company in 33 countries around the world, including approximately 80 facilities in the Consumer Packaging segment, 190 in the Industrial Paper Packaging segment, and 40 in the All Other group of businesses. The majority of these facilities are located in North America. The most significant foreign geographic region in which the Company operates is Europe, followed by Asia.
The Company believes that its facilities have been well maintained, are generally in good condition and are suitable for the conduct of its business. The Company does not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.
Item 3. Legal Proceedings
The Company has been named as a potentially responsible party (“PRP”) at several environmentally contaminated sites not owned by the Company. All of the sites are also the responsibility of other parties. The Company’s liability, if any, is shared with such other parties, but the Company’s share has not been finally determined in most cases. In some cases, the Company has cost-sharing agreements with other PRPs relating to the sharing of legal defense costs and cleanup costs for a particular site. The Company has assumed, for accrual purposes, that the other parties to these cost-sharing agreements will perform as agreed. Final resolution of some of the sites is years away, and actual costs to be incurred for these matters in future periods is likely to vary from current estimates because of the inherent uncertainties in evaluating environmental exposures. Accordingly, the ultimate cost to the Company with respect to such sites, beyond what has been accrued as of December 31, 2023, cannot be determined.
As of December 31, 2023 and 2022, the Company had accrued $7.3 million and $7.3 million, respectively, related to environmental contingencies. The Company periodically reevaluates the assumptions used in determining the appropriate reserves for environmental matters as additional information becomes available and makes appropriate adjustments when warranted.
For further information about legal proceedings, see Note 17 to the Company’s Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.
Other Legal Matters
Additional information regarding other legal matters is provided in Note 17 to the Consolidated Financial Statements of this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

21 FORM 10-K SONOCO 2023 ANNUAL REPORT

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the New York Stock Exchange under the stock symbol “SON.” As of December 31, 2023, there were approximately 105,000 shareholder accounts. Information required by Item 201(d) of Regulation S-K can be found in Part III, Item 12 of this Annual Report on Form 10-K.
Although the ultimate determination of whether to pay dividends is within the sole discretion of the Board and is based on a variety of factors, the Company currently plans to continue paying dividends consistent with historical practice as earnings and the Company's liquidity permit. Dividends per common share were $2.02 in 2023, $1.92 in 2022 and $1.80 in 2021. On February 14, 2024, the Company declared a regular quarterly dividend of $0.51 per common share payable on March 8, 2024, to shareholders of record on February 28, 2024.

December 31,	2018	2019	2020	2021	2022	2023
Sonoco Products Company	$100.00	$119.52	$118.61	$119.23	$129.15	$123.15
S&P 500	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21
Dow Jones US Containers & Packaging	$100.00	$128.59	$155.76	$172.84	$142.07	$152.91
S&P 1500 Materials	$100.00	$123.88	$148.16	$188.89	$168.52	$191.27

22 FORM 10-K SONOCO 2023 ANNUAL REPORT

Issuer purchases of equity securities

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number or Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs[1]
10/02/23 - 11/05/23	—	$—	—	$137,971,853
11/06/23 - 12/03/23	—	$—	—	$137,971,853
12/04/23 - 12/31/23	—	$—	—	$137,971,853
Total	—	$—	—	$137,971,853

In April 2021, the Board authorized the repurchase of the Company’s common stock in an aggregate amount of up to $350.0 million (the “Stock Repurchase Program”). The Stock Repurchase Program was announced on May 4, 2021 and has no expiration date. During the three months ended December 31, 2023, no shares were repurchased under the Stock Repurchase Program and no other Company stock repurchase plans or programs were outstanding, expired, or terminated. As of December 31, 2023, a total of approximately $138.0 million remained available under the Stock Repurchase Program for future share repurchases.
The Company did not make any unregistered sales of its securities during 2023.
During the three months ended December 31, 2023, none of the Company’s officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.
For further information about share repurchases, see Note 18 to the Company’s Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis contains forward-looking statements, including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and resources. Such forward-looking statements should be read in conjunction with our disclosures under “Forward-Looking Statements” and under “Item 1A. Risk Factors” of this Form 10-K.
This section of this Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2022 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
General Overview
Sonoco is a multi-billion dollar global designer, developer, and manufacturer of a variety of highly-engineered and sustainable packaging serving multiple end markets. As of December 31, 2023, the Company had approximately 310 locations in 33 countries, serving some of the world’s best-known brands in some 85 nations. The Company's operating and reporting structure consists of two reportable segments, Consumer Packaging and Industrial Paper Packaging, with all remaining businesses reported as All Other. Geographically, in 2023, approximately 71% of sales were generated in the United States, 14% in Europe, 5% in Asia, 3% in Canada, and 7% in other regions.
Sonoco’s goal is to increase its long-term profitability and return capital to shareholders. Over the past several years, we have simplified our business portfolio around fewer, bigger businesses which has reduced operating complexity and improved agility. We are focused on efficient capital deployment into these larger, core business units to improve economic returns and improve integration effectiveness and speed for acquired strategic assets. In parallel, we have worked on commercial, operational, and supply chain excellence programs to shift the mix of our business towards higher-valued products and increase overall productivity, as well as strategic pricing initiatives to better capture input costs and the value of the services we provide.
The Company's primary focus areas in 2023 were to continue to focus on improving returns on promising organic investments and acquisitions to better manage our business mix, improve profits, improve generation of operating cash flow and free cash flow, and operate the business with better efficiency. Another focus area in 2023 was the Company’s continued commitment to promote accountability and transparency in its sustainability and corporate responsibility programs.
On September 8, 2023, the Company completed the acquisition of the remaining 65% interest in RTS Packaging from joint venture partner WestRock Company (“WestRock”) and the acquisition of a paper mill in Chattanooga, Tennessee (the “Chattanooga Mill”) from WestRock. These acquisitions further strengthened and expanded the Company’s 100% recycled fiber-based packaging solutions to serve consumer wine, spirits, food, beauty and healthcare markets. On December 1, 2023, the Company completed the acquisition in Brazil of Inapel, significantly expanding the Company’s presence in the flexible packaging services market in Latin America. Both acquisitions build on the Company's strategy of investing in our core businesses. See “Acquisitions and Divestitures—Acquisitions” below for more information.
The Company made other changes in its portfolio in 2023 including the sales of its U.S. and Mexico BulkSak businesses and its S3 business. The Company also sold approximately 55,000 acres of timberland properties as we now produce paper exclusively from recycled fiber and no longer require natural tree fiber for production. In January 2024, the Company entered into a definitive agreement to sell its Protective Solutions business, part of the All Other group of businesses, to Black Diamond Capital Management, LLC. These actions were the result of Sonoco’s continuing evaluation of its business portfolio and were consistent with the Company’s strategic and investment priorities.
23 FORM 10-K SONOCO 2023 ANNUAL REPORT

The Company also continued efforts to improve productivity through focus on operational excellence including the implementation of automation programs and commercial excellence where we are realigning pricing models to value versus legacy cost-based inputs. The results of these efforts reflected positively in the Company's 2023 financial results.
As the Company looks to 2024, we expect year-over-year sales to be up modestly and year-over-year price/cost impacts to be negative. We intend to aggressively manage costs and generate positive productivity while navigating global volume uncertainties. Actions taken over the past several years have built resiliency into our operating model and are expected to help offset inflation. At the same time, we have invested capital in our core consumer and industrial businesses to position us well for longer term growth and profitability. We remain focused on executing strategic initiatives to simplify our portfolio and capture synergies from our recent acquisitions to advance Sonoco through 2024 and beyond.
Use of Non-GAAP Financial Measures
To assess and communicate the financial performance of the Company, Sonoco’s management uses, both internally and externally, certain financial performance measures that are not in conformity with GAAP. These “non-GAAP” financial measures (referred to as “Adjusted”) reflect adjustments to the net income attributable to the Company (“GAAP results”) to exclude amounts, including the associated tax effects, relating to:
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
1 Restructuring and restructuring-related asset impairment charges are a recurring item as the Company’s restructuring programs usually require several years to fully implement, and the Company is continually seeking to take actions that could enhance its efficiency. Although recurring, these charges are subject to significant fluctuations from period to period due to the varying levels of restructuring activity and the inherent imprecision in the estimates used to recognize the impairment of assets and the wide variety of costs and taxes associated with severance and termination benefits in the countries in which the restructuring actions occur.
The Company’s management believes the exclusion of the amounts relating to the above-listed items improves the period-to-period comparability and analysis of the underlying financial performance of the business. Non-GAAP figures previously identified by the term “Base” are now identified using the term “Adjusted,” for example, “Adjusted Operating Profit,” “Adjusted Net Income” (referred to as “Adjusted Earnings”), and Adjusted Diluted Earnings Per Share (referred to as “Adjusted EPS”).
In addition to the “Adjusted” results described above, the Company also uses Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA is defined as net income excluding the following: interest expense; interest income; provision for income taxes; depreciation, depletion and amortization expense; non-operating pension costs; net income attributable to noncontrolling interests; restructuring/asset impairment charges; changes in LIFO inventory reserves; gains/losses from the divestiture of businesses and other assets; other income; acquisition, integration and divestiture-related costs; derivative gains/losses; and other non-GAAP adjustments, if any, that may arise from time to time. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by net sales.
The Company’s non-GAAP financial measures are not calculated in accordance with, nor are they an alternative for, measures conforming to GAAP, and they may be different from non-GAAP financial measures used by other companies. In addition, these non-GAAP financial measures are not based on any comprehensive set of accounting rules or principles.
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
Reconciliations of GAAP to Non-GAAP results are presented under “Reconciliations of GAAP to Non-GAAP Financial Measures” below in conjunction with management’s discussion and analysis of the Company’s results of operations. Reconciliations are not provided for non-GAAP financial measures related to future years due to the likely occurrence of one or more of the following, the timing and magnitude of which management is unable to reliably forecast: possible gains or losses on the sale of businesses or other assets; restructuring costs and restructuring-related asset impairment charges; acquisition, integration and divestiture-related costs; and the tax effect of these items and/or other income tax-related events. These items could have a significant impact on the Company's future GAAP financial results.
24 FORM 10-K SONOCO 2023 ANNUAL REPORT

Acquisitions and Divestitures
Acquisitions
The Company completed two acquisitions during 2023 at a net cash cost of approximately $372.6 million.
On December 1, 2023, the Company completed the acquisition of Inapel, a manufacturer of single-layer and multilayer materials for flexible packaging in Brazil for a net cash purchase price of $59.2 million, subject to customary working capital adjustments. With the acquisition of Inapel, the Company added approximately 500 employees and two manufacturing locations in the Sao Paulo region of Brazil. The acquisition significantly expanded the Company’s presence in the flexible packaging services market in Latin America.
On September 8, 2023, the Company completed the acquisition of the remaining 65% interest in RTS Packaging from joint venture partner WestRock, and the acquisition of the Chattanooga Mill from WestRock for net cash consideration of $313.4 million, subject to a final working capital adjustment of $0.5 million that was paid to WestRock in January 2024. Prior to completing the acquisitions, the Company held a 35% ownership interest in the RTS Packaging joint venture, which was formed in 1997, and combined the former protective packaging operations of WestRock and Sonoco to market recycled paperboard to glass container manufacturers and producers of wine, liquor, food, and pharmaceuticals. With the acquisition of the remaining interest in RTS Packaging and the acquisition of the Chattanooga Mill, the Company added approximately 1,100 employees, fourteen converting operations, including ten in the United States, two in Mexico, two in South America, and one paper mill in the United States.
Divestitures
On January 30, 2024, the Company entered into a definitive agreement to sell its Protective Solutions business, part of the All Other group of businesses, to Black Diamond Capital Management, LLC for an estimated $80.0 million in cash. The transaction is expected to be completed in the first half of 2024, subject to the satisfaction or waiver of customary closing conditions. This business provides foam components and integrated material solutions for various industrial end markets. The business operates nine manufacturing facilities and has approximately 900 employees. This sale is the result of Sonoco’s continuing evaluation of its business portfolio and is consistent with the Company’s strategic and investment priorities.
On July 1, 2023, the Company completed the sale of its U.S. BulkSak business, which consisted of the manufacturing and distribution of flexible intermediate bulk containers, plastic and fiber pallets, and custom fit liners and was a part of the Company’s Industrial Paper Packaging segment, to U.S. BulkSak Holdings, LLC. The cash selling price, as adjusted for the final working capital settlement, was $20.3 million with cash proceeds totaling $18.3 million received in 2023, and the remaining $2.0 million held in escrow to be released to the Company within 18 months from the date of the sale, pursuant to the settlement of any indemnity claims. As a result of the U.S. BulkSak divestiture, the Company recognized a pretax gain of $6.8 million included in “Gain/(Loss) on divestiture of business and other assets” in the Company’s Consolidated Statements of Income.
Also on July 1, 2023, the Company agreed to the sale of its Mexico BulkSak business. The sale closed in December 2023 for a cash selling price, as adjusted for working capital, of $1.1 million. As a result of the Mexico BulkSak sale, the Company recognized a pretax gain of $0.1 million which is included in “Gain/(Loss) on divestiture of business and other assets” in the Company’s Consolidated Statements of Income.
On January 26, 2023, the Company completed the sale of its S3 business, a provider of customized waste and recycling management programs and part of the Company’s Industrial Paper Packaging segment, to Northstar Recycling Co. (“Northstar”), for total cash proceeds of $13.8 million. An additional $1.5 million of proceeds are being held in escrow and will be released to the Company twenty months following the date of the divestiture, pursuant to any indemnification claims. The Company recognized a pretax gain of $11.1 million during the first quarter of 2023, which is included in “Gain/(Loss) on divestiture of business and other assets” in the Company’s Consolidated Statements of Income and is entitled to receive additional proceeds of $3.2 million in the second quarter of 2024 if certain conditions are met. This contingent consideration will be recognized as an additional gain on the sale at the point the contingencies are resolved.
On January 26, 2023, in connection with the sale of the S3 business, the Company acquired a 2.7% equity interest in Northstar valued at $5.0 million. This investment is being accounted for under the measurement alternative (i.e., cost less impairment, adjusted for any qualifying observable price changes).
Sale of Assets
Following the completion of Project Horizon in the third quarter of 2022, the Company’s project to convert the corrugated medium machine in Hartsville, South Carolina, to produce uncoated recycled paperboard, the Company now produces paper exclusively from recycled fibers and no longer requires natural tree fiber for production. Accordingly, on March 29, 2023, the Company sold its timberland properties, consisting of approximately 55,000 acres, to Manulife Investment Management for net cash proceeds of $70.8 million. The Company disposed of assets with a net book value of $9.9 million as part of the sale, and recognized a pretax gain from the sale of these assets of $60.9 million during the year ended December 31, 2023, which is included in “Gain/(Loss) on divestiture of business and other assets” in the Company’s Consolidated Statements of Income.
The Company continually assesses its operational footprint as well as its overall portfolio of businesses and may consider the divestiture of plants and/or business units it considers to be suboptimal or nonstrategic. See Note 3 to the Consolidated Financial Statements for further information about acquisitions and divestitures.
Restructuring and Asset Impairment Charges
Due to its geographic footprint (approximately 310 locations in 33 countries as of December 31, 2023) and the cost-competitive nature of its businesses, the Company frequently seeks more cost-effective means and structures to serve its customers, to improve profitability, and to respond to fundamental changes in its markets. As such, restructuring costs have been and are expected to be a recurring component of the Company’s operating costs. The amount of these costs can vary significantly from year to year depending upon the scope and location of the restructuring activities.
25 FORM 10-K SONOCO 2023 ANNUAL REPORT

The following table summarizes the impact of restructuring and asset impairment charges for each of the years presented:

	Year Ended December 31,
Dollars in thousands	2023	2022
Restructuring and restructuring-related asset impairment charges	$56,933	$46,815
Other asset impairments	—	10,095
Restructuring/Asset impairment charges	$56,933	$56,910
During 2023, the Company recognized restructuring charges related to severance for employees terminated as a result of various plant closures or whose positions were eliminated as part of the Company’s ongoing organizational effectiveness efforts. The largest of these plant closures was the closure of the Company’s paper mill in Hutchinson, Kansas, which was part of the Industrial Paper Packaging segment. Restructuring charges were also incurred during the year for costs related to plant closures, including equipment removal, utilities, plant security, property taxes, and insurance at closed facilities. Asset impairment charges were recognized in the Industrial Paper Packaging and Consumer Packaging segments as the result of plant closures.
During 2022, the Company recognized restructuring charges related to severance for employees terminated as a result of various plant closures or whose positions were eliminated as part of the Company’s ongoing organizational effectiveness efforts. Restructuring charges were also incurred during the year for consulting services and costs related to plant closures, including equipment removal, utilities, plant security, property taxes, and insurance at closed facilities. Asset impairment charges were recognized in the Industrial Paper Packaging and Consumer Packaging segments as the result of plant closures. The Company recognized other asset impairment charges in 2022 totaling $10.1 million, primarily as a result of completing the exit of its operations in Russia during the second quarter of 2022. These operations consisted of two small tube and core plants and were part of the Industrial Paper Packaging segment.
The Company expects to recognize future additional costs totaling approximately $2.3 million in connection with previously announced restructuring actions that were underway as of December 31, 2023. The Company believes that the majority of these charges will be incurred and paid by the end of 2024. The Company regularly evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions are likely to be undertaken. Restructuring and asset impairment charges are subject to significant fluctuations from period to period due to the varying levels of restructuring activity and the inherent imprecision in the estimates used to recognize the impairment of assets and the wide variety of costs and taxes associated with severance and termination benefits in the countries in which the Company operates.
See Note 4 to the Consolidated Financial Statements for further information about restructuring activities and asset impairment charges.
Reconciliations of GAAP to Non-GAAP Financial Measures
The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures for each of the years presented in conjunction with management's analysis of the Company’s results of operations:
Adjusted Operating Profit, Adjusted Income Before Income Taxes, Adjusted Provision for Income Taxes, Adjusted Earnings Attributable to Sonoco, and Adjusted EPS

	For the year ended December 31, 2023
Dollars in thousands, except per share data	Operating Profit	Income Before Income Taxes	Provision for Income Taxes	Net Income Attributable to Sonoco	Diluted EPS
As Reported (GAAP)	$715,790	$614,832	$149,278	$474,959	$4.80
Acquisition, integration and divestiture-related costs	26,254	26,254	6,407	19,847	0.20
Changes in LIFO inventory reserves	(11,817)	(11,817)	(2,977)	(8,840)	(0.09)
Amortization of acquisition intangibles	87,264	87,264	21,523	65,741	0.66
Restructuring/Asset impairment charges	56,933	56,933	12,920	44,036	0.44
Gain on divestiture of business and other assets	(78,929)	(78,929)	(19,076)	(59,853)	(0.60)
Other income, net	—	(39,657)	(9,624)	(30,033)	(0.30)
Non-operating pension costs	—	14,312	3,547	10,765	0.11
Net gain from derivatives	(1,912)	(1,912)	(482)	(1,430)	(0.01)
Other adjustments	10,142	10,113	5,433	4,680	0.05
Total adjustments	87,935	62,561	17,671	44,913	0.46
Adjusted	$803,725	$677,393	$166,949	$519,872	$5.26

26 FORM 10-K SONOCO 2023 ANNUAL REPORT

	For the year ended December 31, 2022
Dollars in thousands, except per share data	Operating Profit	Income Before Income Taxes	Provision for Income Taxes	Net Income Attributable to Sonoco	Diluted EPS
As Reported (GAAP)	$675,396	$571,282	$118,509	$466,437	$4.72
Acquisition, integration and divestiture-related costs	70,210	70,210	17,640	52,570	0.53
Changes in LIFO inventory reserves	28,445	28,445	7,083	21,362	0.22
Amortization of acquisition intangibles	80,427	80,427	19,554	60,873	0.62
Restructuring/Asset impairment charges	56,910	56,910	11,269	45,542	0.46
Non-operating pension costs	—	7,073	2,007	5,066	0.05
Net loss from derivatives	8,767	8,767	2,183	6,584	0.07
Other adjustments	(290)	(426)	18,515	(18,941)	(0.19)
Total adjustments	244,469	251,406	78,251	173,056	1.76
Adjusted	$919,865	$822,688	$196,760	$639,493	$6.48

Adjusted EBITDA and Adjusted EBITDA Margin

	For the Year Ended December 31,
Dollars in thousands	2023	2022
Net income attributable to Sonoco	$474,959	$466,437
Adjustments
Interest expense	136,686	101,662
Interest income	(10,383)	(4,621)
Provision for income taxes	149,278	118,509
Depreciation, depletion, and amortization	340,988	308,824
Non-operating pension costs	14,312	7,073
Net income attributable to noncontrolling interests	942	543
Restructuring/Asset impairment charges	56,933	56,910
Changes in LIFO inventory reserves	(11,817)	28,445
Gain from divestiture of business and other assets	(78,929)	—
Other income, net	(39,657)
Acquisition, integration and divestiture-related costs	26,254	70,210
Net (gain)/loss from derivatives	(1,912)	8,767
Other non-GAAP adjustments	10,142	(290)
Adjusted EBITDA	$1,067,796	$1,162,469

Net Sales	$6,781,292	$7,250,552
Net Income Margin	7.0%	6.4%
Adjusted EBITDA Margin	15.7%	16.0%

The Company does not calculate net income by segment; therefore, Adjusted EBITDA by Segment is reconciled to the closest GAAP measure of segment profitability, Segment Operating Profit, which is another method to achieve the same result. Segment Operating Profit is the measure of segment profit or loss reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance in accordance with Accounting Standards Codification (“ASC”) 280, “Segment Reporting,” as prescribed by the Financial Accounting Standards Board.
Segment results, which are reviewed by the Company’s management to evaluate segment performance, do not include the following: restructuring/asset impairment charges; amortization of acquisition intangibles; acquisition, integration, and divestiture-related costs; changes in LIFO inventory reserves; gains/losses from the sale of businesses or other assets; gains/losses on derivatives; or certain other items, if any, the exclusion of which the Company believes improves the comparability and analysis of the ongoing operating performance of the business. Accordingly, the term “segment operating profit” is defined as the segment’s portion of “operating profit” excluding those items. All other general corporate expenses have been allocated as operating costs to each of the Company’s reportable segments and All Other. Total operating profit is comprised of the sum of segment and All Other operating profit plus certain items that have been allocated to Corporate, including amortization of acquisition intangibles; restructuring/asset impairment charges; changes in LIFO inventory reserves; acquisition, integration and divestiture-related costs; gains/losses from the sale of businesses or other assets; gains/losses on derivatives; and certain other items that were excluded from segment and All Other operating profit.
27 FORM 10-K SONOCO 2023 ANNUAL REPORT

Segment Adjusted EBITDA and All Other Adjusted EBITDA Reconciliation
For the Year Ended December 31, 2023
Dollars in thousands	Consumer Packaging segment	Industrial Paper Packaging segment	All Other	Corporate	Total
Segment and Total Operating Profit	$382,063	$317,917	$103,745	$(87,935)	$715,790
Adjustments:
Depreciation, depletion and amortization[1]	124,483	104,722	24,519	87,264	340,988
Equity in earnings of affiliates, net of tax	564	9,783	—	—	10,347
Restructuring/Asset impairment charges[2]	—	—	—	56,933	56,933
Changes in LIFO inventory reserves[3]	—	—	—	(11,817)	(11,817)
Acquisition, integration and divestiture-related costs[4]	—	—	—	26,254	26,254
Gain from divestiture of business and other assets[5]	—	—	—	(78,929)	(78,929)
Net gains from derivatives[6]	—	—	—	(1,912)	(1,912)
Other non-GAAP adjustments[7]	—	—	—	10,142	10,142
Segment Adjusted EBITDA	$507,110	$432,422	$128,264	$—	$1,067,796

Net Sales	$3,626,977	$2,374,113	$780,202
Segment Operating Profit Margin	10.5%	13.4%	13.3%
Segment Adjusted EBITDA Margin	14.0%	18.2%	16.4%
1 Included in Corporate is the amortization of acquisition intangibles associated with the Consumer Packaging segment of $57,044, the Industrial Paper Packaging segment of $16,121, and All Other of $14,099.
2 Included in Corporate are restructuring/asset impairment charges associated with the Consumer Packaging segment of $8,059, the Industrial Paper Packaging segment of $38,754, and All Other of $7,623.
3 Included in Corporate are changes in LIFO inventory reserves associated with the Consumer Packaging segment of $(10,915) and the Industrial Paper Packaging segment of $(902).
4 Included in Corporate are acquisition, integration and divestiture-related costs associated with the Consumer Packaging segment of $1,738 and the Industrial Paper Packaging segment of $5,810.
5 Included in Corporate are gains from the sale of the Company’s timberland properties in the amount of $(60,945), the sale of its S3 business in the amount of $(11,065), and the sales of its BulkSak businesses in the amount of $(6,919), all of which are associated with the Industrial Paper Packaging segment.
6 Included in Corporate are gains on derivatives associated with the Consumer Packaging segment of $(257), the Industrial Paper Packaging segment of $(1,290), and All Other of $(365).
7 Included in Corporate are other non-GAAP adjustments associated with the Industrial Paper Packaging segment of $3,762 and the All Other group of businesses of $3,249.

28 FORM 10-K SONOCO 2023 ANNUAL REPORT

Segment Adjusted EBITDA and All Other Adjusted EBITDA Reconciliation
For the Year Ended December 31, 2022
Dollars in thousands	Consumer Packaging segment	Industrial Paper Packaging segment	All Other	Corporate	Total
Segment and Total Operating Profit	$526,028	$327,859	$65,978	$(244,469)	$675,396
Adjustments:
Depreciation, depletion, and amortization[1]	111,599	91,944	24,854	80,427	308,824
Equity in earnings of affiliates, net of tax	485	13,722	—	—	14,207
Restructuring/Asset impairment charges[2]	—	—	—	56,910	56,910
Changes in LIFO inventory reserves[3]	—	—	—	28,445	28,445
Acquisition, integration and divestiture-related costs[4]	—	—	—	70,210	70,210
Net losses from derivatives[5]	—	—	—	8,767	8,767
Other non-GAAP adjustments	—	—	—	(290)	(290)
Segment Adjusted EBITDA	$638,112	$433,525	$90,832	$—	$1,162,469

Net Sales	$3,767,956	$2,684,563	$798,033
Segment Operating Profit Margin	14.0%	12.2%	8.3%
Segment Adjusted EBITDA Margin	16.9%	16.1%	11.4%
1 Included in Corporate is the amortization of acquisition intangibles associated with the Consumer Packaging segment of $55,089, the Industrial Paper Packaging segment of $8,053, and All Other of $17,285.
2 Included in Corporate are restructuring/asset impairment charges associated with the Consumer Packaging segment of $13,865 and the Industrial Paper Packaging segment of $24,745.
3 Included in Corporate are changes in LIFO inventory reserves associated with the Consumer Packaging segment of $26,753 and the Industrial Paper Packaging segment of $1,692.
4 Included in Corporate are acquisition, integration, and divestiture-related costs associated with the Consumer Packaging segment of $38,690 and the Industrial Paper Packaging segment of $1,885.
5 Included in Corporate are net losses on derivatives associated with the Consumer Packaging segment of $1,230, the Industrial Paper Packaging segment of $5,789, and All Other of $1,748.

Results of Operations – 2023 Versus 2022
Net income attributable to Sonoco (“GAAP results”) were $475.0 million ($4.80 per diluted share) in 2023, compared with $466.4 million ($4.72 per diluted share) in 2022.
GAAP results reflect net after-tax, adjusted charges totaling $44.9 million and $173.1 million in 2023 and 2022, respectively. These adjustments are presented in the “Reconciliations of GAAP to Non-GAAP Financial Measures” tables. Adjusted for these items, Adjusted Earnings in 2023 was $519.9 million ($5.26 per diluted share), compared with $639.5 million ($6.48 per diluted share) in 2022.
The GAAP results were slightly higher in 2023 as a result of the full year impact of the acquisition of Metal Packaging, the acquisition of the remaining interest in RTS Packaging, and the acquisition of the Chattanooga Mill, gains from divestitures and sale of assets, and lower acquisition, integration and divestiture-related costs. These favorable factors were partially offset by lower volumes across the portfolio and unfavorable metal price overlap. Adjusted Earnings in 2023 declined as a result of lower volumes across the portfolio, inflationary pricing pressure within retail in the Consumer Packaging segment, and unfavorable index-related pricing in the Industrial Paper Packaging segment.
Consolidated net sales for 2023 were $6.8 billion, a $0.5 billion, or 6.5%, decrease from 2022. The components of the sales change were:

($ in millions)
Volume/mix	$(574)
Selling price	(14)
Acquisitions and divestitures, net	104
Foreign currency translation and other, net	15
Total sales decrease	$(469)
The lower year-over-year sales were driven by lower volumes across the portfolio and were partially offset by sales from acquisitions. Volume challenges in the Consumer segment resulted from inflationary pricing pressures within retail. This impact, along with unfavorable pricing, was partially offset by the full year impact in 2023 of the January 2022 acquisition of Metal Packaging. Along with unfavorable volume, the Industrial segment was unfavorably impacted by index pricing, partially offset by the impact of the current year acquisitions of the remaining interest in RTS Packaging and the acquisition of the Chattanooga Mill. Volume/mix declines in the All Other group of businesses were partially offset by positive pricing.
29 FORM 10-K SONOCO 2023 ANNUAL REPORT

Total domestic sales were $4.8 billion, down 7.9% from 2022, driven by lower volumes across the portfolio, partially offset by revenue from acquisitions. International sales were $2.0 billion, down 2.8% from 2022.
Costs and Expenses/Margins
Cost of sales decreased $465.3 million in 2023, or 8.0%, from the prior year. The decrease was attributable to the lower sales volume, which was partially offset by lower input costs, primarily for steel and old corrugated cardboard. Gross profit margins increased to 21.2% in 2023 from 19.9% in the prior year primarily due to the previously mentioned lower input costs.
Selling, general and administrative expenses (“SG&A”) increased $34.5 million, or 4.9%, and were 10.9% of sales in 2023 compared to 9.8% of sales in 2022. The current year increase was related to higher compensation, benefits, group medical, and information technology costs resulting from inflation and the impact of acquisitions. These increases were partially offset by lower year-over-year acquisition, integration, and divestiture-related costs. These costs were higher in the prior year due to the January 2022 acquisition of Metal Packaging.
Restructuring and asset impairment charges totaled $56.9 million in both 2023 and 2022. The 2023 charges reflect the closure costs of several operations, including a paper mill in Kansas, a perimeter-of-the-store facility in California, and medical plastics facilities in the United States and United Kingdom. The 2022 charges include severance and other plant closure costs as well as a $9.2 million impairment charge resulting from the Company’s exit from its Russian operations. Additional information regarding restructuring actions and asset impairments is provided in Note 4 to the Company’s Consolidated Financial Statements.
Other income, net was $39.7 million in 2023, reflecting a gain of $44.0 million resulting from the remeasurement of the Company’s previously held equity interest in RTS Packaging to fair value, partially offset by a loss of $4.3 million from the settlement of a contract associated with the acquisition of the Chattanooga Mill that was determined to have unfavorable terms given market conditions at the time of the acquisition. See Note 3 to the Consolidated Financial Statements for further information.
Non-operating pension costs were $14.3 million in 2023, compared with $7.1 million in 2022. The year-over-year increase of $7.2 million was primarily due to higher interest costs on the Company’s defined benefit pension liabilities, resulting from higher year-over-year discount rates. See Note 14 to the Consolidated Financial Statements for further information on employee benefit plans.
Net interest expense totaled $126.3 million for the year ended December 31, 2023, compared with $97.0 million in 2022. The increase was primarily due to higher year-over-year average debt balances resulting from the term loans executed in December 2022 and August 2023 and the impact of higher interest rates on the Company’s variable debt. Additional information regarding the Company’s indebtedness is provided in Note 10 to the Company’s Consolidated Financial Statements.
The effective tax rates on GAAP and Adjusted Earnings for the full year 2023 were 24.3% and 24.6%, respectively, compared with 20.7% and 23.9%, respectively in 2022. The increase in the GAAP effective tax rate for 2023 was due primarily to the absence in 2023 of a release of a valuation allowance on foreign tax credits. The increase in the effective tax rate on Adjusted Earnings was primarily due to a variance in tax rates between jurisdictions in which the respective income and charges were taxed.
Reportable Segments
The Company’s operating and reporting structure consists of two reportable segments, Consumer Packaging and Industrial Paper Packaging, with all remaining businesses reported as All Other.
Effective January 1, 2024, the Company will integrate its flexible packaging and thermoforming packaging businesses within the Consumer Packaging segment in order to streamline operations, enhance customer service and better position the business for accelerated growth. As a result, the Company will change its operating and reporting structure to reflect the way it plans to manage its operations, evaluate performance, and allocate resources going forward. Therefore, in future reporting periods, the Company’s consumer thermoforming businesses will move from the All Other group of businesses to the Consumer Packaging segment. The Company’s Industrial Paper Packaging segment will not be affected by these changes. As of and for the year ended December 31, 2023, there were no changes to the manner in which the Company reviewed financial information at the segment level; therefore, these changes had no impact on the Company’s reporting structure.
Total operating profit, reported as “Operating Profit” in the Company’s Consolidated Statements of Income, is comprised of the following:

($ in millions)	2023	2022	% Change
Segment operating profit:
Consumer Packaging	$382.1	$526.0	(27.4)%
Industrial Paper Packaging	317.9	327.9	(3.0)%
All Other	103.7	66.0	57.1%
Total segment operating profit	803.7	919.9	(12.6)%
Restructuring/Asset impairment charges	(56.9)	(56.9)
Amortization of acquisition intangibles	(87.3)	(80.4)
Other income/(charges), net	56.3	(107.1)
Total operating profit*	$715.8	$675.5	6.0%
*Due to rounding, amounts above may not sum to the totals presented
Segment results, which are reviewed by Company management to evaluate segment performance, do not include: restructuring/asset impairment charges: amortization of acquired intangibles: acquisition, integration, and divestiture-related charges; changes in LIFO inventory reserves; gains/losses from the sale of businesses or other assets; gains/losses on derivatives; or certain other items, if any, the exclusion of which the Company believes improves the comparability and analysis of the ongoing operating performance of the business. Accordingly, the term “segment operating profit” is defined as the segment’s portion of “operating profit” excluding those items. All other general corporate expenses have been allocated as operating costs to each of the Company’s reportable segments and All Other.
See Note 19 to the Company’s Consolidated Financial Statements for more information on reportable segments.
30 FORM 10-K SONOCO 2023 ANNUAL REPORT

Consumer Packaging

($ in millions)	2023	2022	% Change
Net sales	$3,627.0	$3,768.0	(3.7)%
Segment operating profits	382.1	526.0	(27.4)%
Depreciation, depletion and amortization	124.5	111.6	11.6%
Capital spending	186.1	127.5	46.0%
Consumer Packaging segment net sales decreased year over year as volumes continued to be impacted by inflationary pricing pressures within retail and volume declines from customer retail destocking throughout the year. Domestic sales were approximately $2,780 million, down 6.1%, or $180 million, from 2022, while international sales were approximately $847 million, up 4.9%, or $39 million, from 2022.
Segment operating profits decreased by $144.0 million year over year and operating profit margins decreased to 10.5% from 14.0%. The decreases in operating profit and operating margins were primarily due to unfavorable volume/mix and the unfavorable impact of metal price overlap of approximately $35 million. These unfavorable impacts were partially offset by improved productivity.
Capital spending in the segment included numerous automation projects in North America and Europe and expansion of manufacturing capabilities in North America, Europe, South America, and Asia.
Industrial Paper Packaging

($ in millions)	2023	2022	% Change
Net sales	$2,374.1	$2,684.6	(11.6)%
Segment operating profits	317.9	327.9	(3.0)%
Depreciation, depletion and amortization	104.7	91.9	13.9%
Capital spending	111.6	145.0	(23.0)%
Industrial Packaging segment net sales decreased year over year due to unfavorable volume and index-related pricing declines. Domestic trade sales in the segment decreased $222 million, or 13.8%, to $1,389 million, while international trade sales decreased $89 million, or 8.3%, to $985 million.
Segment operating profit decreased year over year, driven by the unfavorable volume and index-related pricing, partially offset by the full-year impact of strategic pricing initiatives.
Capital spending in the segment included numerous automation projects in North America, productivity projects in North America and Europe, and capacity improvements in North America, Europe, and Asia.
All Other

($ in millions)	2023	2022	% Change
Net sales	$780.2	$798.0	(2.2)%
Segment operating profits	103.7	66.0	57.1%
Depreciation, depletion and amortization	24.5	24.9	(1.6)%
Capital spending	24.8	21.2	17.0%
All Other net sales decreased year over year due to lower volumes, primarily in temperature assured packaging as COVID-related demand declined.
All Other operating profit increased year over year, driven by ongoing structural improvement programs to improve profitability across this diversified collection of businesses, favorable strategic pricing initiatives and strong productivity. These favorable factors were partially offset by the impact of the lower volumes.
Capital spending in the All Other group of businesses was mostly related to customer development and automation projects in North America.
Financial Position, Liquidity, and Capital Resources
Cash Flow
Operating Activities
Cash flows from operations totaled $882.9 million in 2023 compared with $509.0 million in 2022, a year-over-year increase of $373.9 million. GAAP net income increased by $8.9 million year over year, reflecting a non-cash gain in 2023 resulting from the remeasurement of the Company’s previously held equity interest in RTS Packaging to fair value, and gains from the sale of the Company’s timberland properties, and the sales of its S3 and BulkSak businesses. Net income in the current year also reflected a $32.2 million year-over-year increase in non-cash depreciation, depletion and amortization expense and a $5.0 million increase in net non-cash asset impairment charges. Cash contributions to the Company’s pension and postretirement plans in 2023 were $14.7 million, compared with $37.4 million in 2022, a year-over-year decrease of $22.7 million. The prior year contributions included the final Sonoco Retirement Contribution (“SRC”), the non-elective component of the Sonoco Savings Plan. The SRC was terminated as of December 31, 2021. Accrued expenses and other assets and liabilities used $46.7 million of cash in 2023 and provided $17.9 million of cash in 2022. The year-over-year change was largely driven by the higher payout of management incentive compensation in 2023. Cash paid for taxes increased by $66.9 million year over year. Tax payments in 2022 benefited from additional accelerated tax depreciation in the United States resulting from the Metal Packaging acquisition, while the 2023 payments did not have this benefit.
Net working capital provided $218.8 million of cash in 2023, while it used $328.7 million of cash in 2022, for a year-over-year increase in operating cash flows of $547.5 million. The year-over-year improvement was driven largely by inventory reductions in the current year. Inventory levels at the end of 2022 were higher than usual as the Company sought to mitigate supply chain uncertainty caused by lack of availability and shipment delays. Inventory levels decreased in 2023, most notably in tinplate steel, as the Company focused on reducing inventory in a lower sales volume environment. The year-over-year decrease in accounts payable was attributable to the lower spending on inventories and a decline in the cost of inputs (principally steel and old corrugated containers). Accounts receivable provided $27.4 million more cash in 2023 than in 2022,
31 FORM 10-K SONOCO 2023 ANNUAL REPORT

reflecting the Company’s active management of collections and compliance with payment terms, along with the impact of lower volumes and lower selling prices.
Investing Activities
Investing activities used $619.3 million of cash in 2023, compared with $1,741.4 million in 2022. The lower year-over-year use of cash was primarily attributable to lower acquisition spending as the Company invested $372.6 million in acquisitions in 2023 (RTS Packaging, the Chattanooga Mill, and Inapel) compared with $1,427.0 million in 2022 (Metal Packaging, Skjern, and Nordeste). Capital expenditures in 2023 were $363.1 million, $34.3 million higher than the previous year. The year-over-year increase was driven by increased investments in various automation projects and strategic growth and productivity projects in both the Consumer Packaging and the Industrial Packaging segments. Proceeds from the sale of businesses provided $33.2 million of cash in 2023 as the Company received cash from the sale of its S3 and BulkSak businesses. Proceeds from the sale of assets totaled $80.3 million in 2023, primarily from the sale of the Company’s timberland properties, compared with $9.6 million in the prior year. In addition, the Company’s year-over-year investments in affiliated companies increased $8.6 million, including a 2.7% equity interest in Northstar valued at $5.0 million which the Company acquired on January 26, 2023, as part of the sale of its S3 business to Northstar. Other net investing proceeds provided $6.6 million more cash year over year, primarily as a result of higher life insurance proceeds received in the current year.
Financing Activities
Net cash used by financing activities totaled $352.0 million in 2023, compared with a net provision of cash totaling $1,294.2 million in 2022. Financing activities in 2023 included the net repayment of debt totaling $150.4 million as the Company utilized its strong operating cash flows and proceeds from the sale of assets to repay syndicated term loans ahead of their scheduled maturities. The Company received net debt proceeds of $1,518.8 million from the issuance of green bonds and a three-year term loan facility in 2022 that were used primarily to fund the January 2022 acquisition of Metal Packaging. The change in outstanding checks provided cash of $6.4 million in 2023 while using cash of $18.5 million in the prior year. The year-over-year change is the result of the timing and size of the last accounts payable check runs in 2023 and 2022 relative to the Company’s December 31 year end. Cash used to repurchase the Company’s common stock to satisfy employee tax withholding obligations in association with the exercise of certain share-based compensation awards was $10.6 million in 2023, compared to $4.5 million in 2022. Also in 2022, the Company used cash of $14.5 million to purchase the remaining 33% ownership interest in Graffo Paranaense de Embalagens S/A from the three noncontrolling partners.
Cash dividends totaled $197.4 million in 2023 compared to $187.1 million in 2022, reflecting the increase in the quarterly dividend payment from $0.49 per share to $0.51 per share approved by the Board in April 2023.
Capital Resources
The Company’s cash balances are held in numerous locations throughout the world. At December 31, 2023 and 2022, approximately $93.8 million and $170.1 million, respectively, of the Company’s reported cash and cash equivalents balances of $151.9 million and $227.4 million, respectively, were held outside of the United States by its foreign subsidiaries. Cash held outside of the United States is available to meet local liquidity needs, or for capital expenditures, acquisitions, and other offshore growth opportunities. As the Company has maintained sufficient domestic liquidity through a combination of operating cash flow generation and access to bank and capital markets borrowings, we have generally considered our foreign unremitted earnings to be indefinitely invested outside the United States and currently have no plans to repatriate such earnings, other than excess cash balances that can be repatriated at minimal tax cost. Accordingly, as of December 31, 2023, the Company is not providing for taxes on these amounts for financial reporting purposes. Computation of the potential deferred tax liability associated with unremitted earnings considered to be indefinitely reinvested is not practicable.
The Company uses a notional pooling arrangement with an international bank to help manage global liquidity requirements. Under this pooling arrangement, the Company and its participating subsidiaries may maintain either a cash deposit or borrowing position through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits and has the right to offset the cash deposits against the borrowings, the bank provides the Company and its participating subsidiaries with favorable interest terms on both.
The Company, as part of its ongoing efforts to improve cash flow and related liquidity, works with suppliers to improve its terms and conditions, including extending payment terms. Beginning in 2020, the Company also began voluntary supply chain financing programs (the “SCF Programs”) to provide certain suppliers with the opportunity to sell receivables due from the Company to the SCF Programs’ participating financial institution. Such sales are conducted at the sole discretion of both the suppliers and the financial institution on a non-recourse basis at a rate that leverages the credit rating of the Company and thus might be more beneficial to the supplier. No guarantees are provided by the Company or any of its subsidiaries under the SCF Programs. Responsibility is limited to making payment on the terms originally negotiated with suppliers, regardless of whether those suppliers sell the receivables to the financial institution. The Company does not enter into any agreements with suppliers regarding their participation in the SCF Programs. All amounts outstanding at December 31, 2023 under the SCF Programs were recorded within trade accounts payable. The amount owed to the participating financial institution under the SCF Programs and included in accounts payable for continuing operations was $35.8 million at December 31, 2023 and $52.4 million at December 31, 2022. The Company accounts for all payments made under the SCF Programs as a reduction to cash flows from operations and reports them within “changes in payable to suppliers” in the Consolidated Statements of Cash Flows. The total amount settled through the SCF Programs and paid by the Company to the participating financial institution was $188 million during 2023 and $270 million during 2022. A downgrade in the Company’s credit rating or changes in the financial markets could limit financial institutions’ willingness to commit funds to, and participate in, the SCF Programs. However, the Company does not believe a reduction in, or the elimination of, the SCF Programs would have a material impact on its working capital or cash flows.
The Company’s total debt at December 31, 2023, was $3.1 billion, a year-over-year decrease of $0.1 billion. The year-over-year change reflects the following actions taken during 2023:
•On August 7, 2023, the Company entered into a $900 million term loan facility, maturing on August 7, 2028, with a consortium of Farm Credit System institutions (see Note 10 for more information). A total of $600 million was drawn on August 7, 2023 and used to repay the syndicated term loans that were due in December 2023 and January 2025 and to make certain capital expenditures and to reimburse the Company for certain capital expenditures it had made in its operation of waste disposal facilities in rural areas. An additional $270 million was drawn on September 8, 2023 and used to partially fund the acquisition of the remaining interest in RTS Packaging and the acquisition of the Chattanooga Mill (see Note 3 for more information). As of December 31, 2023, the Company had repaid a total of $295 million of the amounts drawn and had outstanding borrowings of $575 million under the term loan facility.
32 FORM 10-K SONOCO 2023 ANNUAL REPORT

•The Company utilized its strong operating cash flows and proceeds from the sale of assets to repay syndicated term loans of $700 million in July and August 2023, ahead of their scheduled maturities.
On August 7, 2023, the Company increased the commitments under its unsecured revolving credit facility by $150 million to an aggregate amount of $900 million. The Company entered into this five-year facility, which supports its $500 million commercial paper program, on June 30, 2021.
At December 31, 2023, the Company had approximately $152 million in cash and cash equivalents on hand and $900 million in committed availability under its revolving credit facility, all of which was available for drawdown. The Company has the contractual right to draw funds directly on the underlying revolving credit facility, which could possibly occur if there were a disruption in the commercial paper market.
As of December 31, 2023, the Company had scheduled debt maturities of $47.1 million, $449.8 million, $21.8 million, $310.4 million, and $583.7 million in 2024, 2025, 2026, 2027, and 2028, respectively. See Note 10 to the Consolidated Financial Statements for additional information regarding the Company’s contractual principal debt maturities.
The Company’s contractual obligation maturities for interest payments on outstanding fixed-rate, long-term debt, as well as financing fees on the backstop line of credit, are expected to total approximately $78.9 million in 2024, $72.4 million in 2025, $71.2 million in 2026, $64.5 million in 2027, and $63.9 million in 2028.
Capital spending is expected to total approximately $350 million in 2024, in line with 2023 (when excluding the impact of proceeds from asset sales). The Company expects increasing levels of investment for profit generating projects in the Rigid Paper, Flexibles, and Metal Packaging businesses centered around footprint optimization, automation, and sales growth support. These increases are expected to be offset by moderating year-over-year levels of maintenance capital.
The Company believes cash on hand and available credit, combined with expected net cash flows generated from operating and investing activities, will provide sufficient liquidity to cover these and other cash flow needs of the Company over the course of 2024 and beyond.
Acquisitions and internal investments are key elements of the Company’s growth strategy. The Company believes that its cash on hand, coupled with cash generated from operations and available borrowing capacity, will enable it to support this strategy. Although the Company believes that it has excess borrowing capacity beyond its current lines of credit, there can be no assurance that such financing would be available or available on terms that are acceptable to the Company. The Company continually assesses its operational footprint as well as its overall portfolio of businesses and may consider the divestiture of plants and/or business units it considers to be suboptimal or nonstrategic. Should these efforts result in the future sale of any plants or business units, management expects to utilize the proceeds to pay down debt and/or invest in growth projects or strategic acquisitions.
The net underfunded position of the Company’s various U.S and international defined benefit pension and postretirement plans was $127 million at the end of 2023, compared with $98 million at the end of 2022. The increase in the unfunded position reflects an additional unfunded liability of approximately $12 million associated with the acquisition of the remaining interest in RTS Packaging and the related assumption of the RTS Packaging Pension Plan (“RTS Plan”). The Company contributed approximately $14.7 million to its benefit plans in 2023. Benefit plan contributions in 2024 are expected to total approximately $19 million. Future funding requirements will depend largely on actual investment returns, future actuarial assumptions, legislative actions, and changes to the Company’s benefit offerings.
Current assets decreased year over year by $311 million to $2,050 million at December 31, 2023, and current liabilities decreased by $579 million to $1,165 million, resulting in an increase in the Company’s ratio of current assets to current liabilities to 1.8 at December 31, 2023 from 1.4 at December 31, 2022. Current assets were lower principally due to year-over-year reductions in inventory while current liabilities decreased primarily due to the repayment of the syndicated term loan that was due in December 2023.
Total equity increased $359 million during 2023 as net income of $476 million, other comprehensive income of $63 million and stock-based compensation of $28 million were partially offset by dividends of $199 million and share repurchases of $11 million for tax share withholding on vested stock compensation granted to employees. The primary driver of other comprehensive income was a $70 million translation gain from the impact of a weaker U.S. dollar on the Company’s foreign investments.
On April 20, 2021, the Board authorized the repurchase of the Company’s common stock up to an aggregate amount of $350 million. The Company purchased a total of 3.29 million shares under this authorization during 2021 at a cost of $212 million. No shares were repurchased under this authorization during 2022 or 2023; accordingly, a total of $138 million remains available for share repurchases at December 31, 2023.
Although the ultimate determination of whether to pay dividends is within the sole discretion of the Board and is based on a variety of factors, the Company plans to continue paying dividends consistent with historical practice as earnings and the Company’s liquidity permit. Dividends per common share were $2.02 in 2023, $1.92 in 2022 and $1.80 in 2021. On February 14, 2024, the Company declared a regular quarterly dividend of $0.51 per common share payable on March 8, 2024, to shareholders of record on February 28, 2024.
The Company routinely enters into leasing arrangements for real estate (including manufacturing facilities, office space, warehouses, and packaging centers), transportation equipment (automobiles, forklifts, and trailers), and office equipment (copiers and postage machines). Lease contracts with a term of 12 months or less are not recorded on the consolidated balance sheet. Leased assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation arising from the lease. Leased assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Most real estate leases, in particular, include one or more options to renew, with renewal terms that typically extend the lease term in increments from one to five years. For additional information regarding the Company’s contractual lease obligations, see Note 7 to the Consolidated Financial Statements.
As of December 31, 2023, the Company had long-term obligations to purchase electricity and steam, which it uses in its production processes, as well as long-term purchase commitments for certain raw materials, principally old corrugated containers. For additional information regarding the Company’s purchase commitment obligations, see Note 17 to the Consolidated Financial Statements.
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
33 FORM 10-K SONOCO 2023 ANNUAL REPORT

Because the economy in Venezuela is considered highly inflationary under U.S. GAAP, the Company considers the U.S. dollar to be the functional currency of its Venezuelan operations and uses the official exchange rate when remeasuring the financial results of those operations. Economic conditions in Venezuela have worsened considerably over the past several years and there is no indication that conditions are due to improve in the foreseeable future. Further deterioration could result in the recognition of an impairment charge or a deconsolidation of the subsidiary. At December 31, 2023, the carrying value of the Company’s net investment in its Venezuelan operations was approximately $2.1 million. In addition, accumulated other comprehensive loss at December 31, 2023 included a cumulative translation loss of approximately $3.8 million related to the Company’s Venezuela operations. These translation losses would be reclassified to net income in the event of a complete exit of the business or deconsolidation of these operations.
Turkey has been deemed to be a highly inflationary economy under U.S. GAAP since the first quarter of 2022. Accordingly, the Company considers the U.S. dollar to be the functional currency of its operations in Turkey and has remeasured monetary assets and liabilities denominated in Turkish lira to U.S. dollars with changes recorded through earnings. The cumulative impact of applying highly inflationary accounting to Turkey has been a pretax charge to earnings of $6.5 million ($5.0 million after tax), including $3.8 million ($2.9 million after tax) during 2023. The magnitude of future earnings impacts is uncertain as such impacts are dependent upon unpredictable movements in the Turkish lira relative to the U.S. dollar. In addition to remeasurement-related charges, significant deterioration in the Turkish economy could result in the recognition of future impairment charges. However, the Company believes its exposure is limited to its net investment in Turkey which, as of December 31, 2023, was approximately $17.8 million.
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
At December 31, 2023, the Company had derivative contracts outstanding to hedge the prices on a portion of anticipated natural gas and aluminum purchases. These contracts, which qualify as cash flow hedges, included natural gas swaps covering approximately 0.1 million metric million British thermal units (“MMBTUs”) and aluminum swaps covering 488 metric tons. In addition, at December 31, 2023, the Company had certain other commodity contracts outstanding to manage the cost of anticipated natural gas purchases for which the Company does not apply hedge accounting. These contracts consist of natural gas swaps covering approximately 5.4 million MMBTUs. The Company’s combined designated and non-designated derivative contracts totaled approximately 76% and 10% of anticipated natural gas and aluminum usage, respectively, in North America for 2024.
The Company routinely enters into forward contracts to hedge certain anticipated foreign currency denominated sales, purchases, and capital spending. For such contracts that are designated and qualify as a cash flow hedge under ASC 815, the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the periods during which the hedged transaction affects earnings. At December 31, 2023, the total notional amount of these contracts, in U.S. dollar terms, was $125 million, of which $34 million related to the Mexican peso, $33 million to the Polish zloty, $26 million to the Canadian dollar, $11 million to the Brazilian real, $7 million to the Danish krone, $6 million to the Colombian peso, $5 million to the Czech koruna and $3 million to all other currencies. The Company also routinely enters into forward contracts to economically hedge the currency exposure of intercompany debt and foreign currency denominated receivables and payables. The Company does not apply hedge accounting treatment under ASC 815 for these instruments. As such, changes in fair value are recorded directly to income and expense in the periods that they occur.
During 2023, the Company became party to cross-currency swap agreements with a total notional amount of $500 million to effectively convert a portion of the Company’s fixed-rate U.S. dollar denominated debt, including the semi-annual interest payments, to fixed-rate euro-denominated debt. The swap agreement provides for the Company to receive semi-annual interest payments in U.S. dollars at a fixed rate and to make semi-annual interest payments in euros at a fixed rate. The risk management objective of entering into such agreements is to manage foreign currency risk relating to net investments in certain European subsidiaries denominated in euros. The agreements are designated as net investment hedges for accounting purposes. The gain or loss on the net investment hedge derivative instrument is included in the foreign currency translation component of accumulated other comprehensive loss until the net investment is sold, diluted, or liquidated. Interest payments received for the cross-currency swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense. For the year ended December 31, 2023, the fair value of the Company’s net investment hedges was a loss position of $5.1 million, and a loss of $3.8 million (net of income taxes of $1.3 million) was reported as a component of accumulated other comprehensive loss within foreign currency items.
The total fair market value of the Company’s derivatives was a net unfavorable position of $10.4 million and $9.7 million at December 31, 2023 and December 31, 2022, respectively. Derivatives are marked to fair value using published market prices, if available, or using estimated values based on current price quotes and a discounted cash flow model. See Note 11 to the Consolidated Financial Statements for more information on financial instruments.
The Company is subject to various federal, state and local environmental laws and regulations in the United States and in each of the countries where we conduct business, concerning, among other matters, solid waste disposal, wastewater effluent and air emissions. Although the costs of compliance have not been significant due to the nature of the materials and processes used in manufacturing operations, such laws also make generators of hazardous wastes and their legal successors financially responsible for the cleanup of sites contaminated by those wastes. The Company has been named a PRP at several environmentally contaminated sites. These regulatory actions and a small number of private party lawsuits are believed to represent the Company’s largest potential environmental liabilities. The Company had accrued $7.3 million at December 31, 2023 with respect to these sites. See “Environmental Charges” in Item 3 – Legal Proceedings and Note 17 to the Consolidated Financial Statements for more information on environmental matters.
34 FORM 10-K SONOCO 2023 ANNUAL REPORT

Critical Accounting Estimates
Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and assumptions on an ongoing basis, including but not limited to those related to inventories, bad debts, derivatives, income taxes, share-based compensation, goodwill, intangible assets, restructuring, pension and other postretirement benefits, environmental liabilities, and contingencies and litigation. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities and may not be readily apparent from other sources. Actual results could differ from those estimates. The impact of and any associated risks related to estimates, assumptions and accounting policies are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as in the Notes to the Consolidated Financial Statements, if applicable, where such estimates, assumptions and accounting policies affect the Company’s reported and expected financial results.
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
Business Combinations
The Company’s acquisitions of businesses are accounted for in accordance with ASC 805, “Business Combinations.” The Company recognizes the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquired business at their fair values as of the date of acquisition. Goodwill is measured as the excess of the consideration transferred, also measured at fair value, over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. The acquisition method of accounting requires us to make significant estimates and assumptions regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of identifiable intangible assets, property, plant, and equipment, deferred tax asset valuation allowances, liabilities including those related to debt, pensions and other postretirement plans, uncertain tax positions, contingent consideration, and contingencies. This method also requires us to refine these estimates over a measurement period not to exceed one year to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with acquisitions, these adjustments could have a material impact on our financial condition and results of operations.
Significant estimates and assumptions in estimating the fair value of acquired patents, customer relationships, trade names, proprietary technology, and other identifiable intangible assets include future cash flows that the Company expects to generate from the acquired assets, discount rate, customer attrition rate, and long-term revenue growth projections. Projecting discounted future cash flows requires the Company to make significant estimates regarding projected revenues, projected earnings before interest, taxes, depreciation, and amortization margins, discount rates and customer attrition rates. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, the Company could record impairment charges.
In addition, the Company has estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation on property, plant, and equipment and amortization expense on definite-lived intangible assets. If the estimates of the economic lives change, depreciation or amortization expenses could be increased or decreased, or the acquired asset could become impaired.
For leases acquired in a business combination, the Company measures the lease liability at the present value of the remaining lease payments, as if the acquired lease were a new lease of the Company at the acquisition date. When the implicit rate in the acquired lease is not readily determinable, the Company calculates the lease liabilities using discount rates based upon the Company’s incremental secured borrowing rate for the region in which the acquisition was completed. An assessment of the certainty associated with the exercise of any lease renewal, termination, and purchase options included in the acquired lease contracts is also performed. The Company measures the right-of-use asset at the same amount as the lease liability as adjusted to reflect favorable or unfavorable terms of the lease when compared with market terms.
Impairment of Long-Lived, Intangible, and Other Assets
Assumptions and estimates used in the evaluation of potential impairment can result in adjustments affecting the carrying values of long-lived, intangible and other assets and the recognition of impairment expense in the Company’s Consolidated Financial Statements. The Company evaluates its long-lived assets (property, plant and equipment), definite-lived intangible assets and other assets (including right of use lease assets, notes receivable and equity and other investments) for impairment whenever indicators of impairment exist, or when it commits to sell the asset. If the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible asset group is less than the carrying value of that asset group, an asset impairment charge is recognized. Key assumptions and estimates used in the projection of expected future cash flows generally include price levels, sales growth, profit margins and asset life. The amount of an impairment charge, if any, is calculated as the excess of the asset’s carrying value over its fair value, generally represented by the discounted future cash flows from that asset or, in the case of assets the Company evaluates for sale, estimated sale proceeds less costs to sell. The Company takes into consideration historical data and experience together with all other relevant information available when estimating the fair values of its assets. However, fair values that could be realized in actual transactions may differ from the estimates used to evaluate impairment. In addition, changes in the assumptions and estimates may result in a different conclusion regarding impairment.
Impairment of Goodwill
The Company assesses its goodwill for impairment annually and from time to time when warranted by the facts and circumstances surrounding individual reporting units or the Company as a whole. If the fair value of a reporting unit exceeds the carrying value of that reporting unit, there is no impairment. If the carrying value of a reporting unit exceeds the fair value of that reporting unit, an impairment charge to goodwill is recognized for the excess. The Company’s reporting units, as determined in accordance with ASC 350, “Intangibles-Goodwill and Other,” are the same as, or one level below, its operating segments, as determined in accordance with ASC 280, “Segment Reporting.”
The Company completed its most recent annual goodwill impairment testing during the third quarter of 2023. For testing purposes, the Company performed an assessment of each reporting unit using either a qualitative evaluation or a quantitative test. The qualitative evaluations considered factors such as the macroeconomic environment, the industry, the Company’s overall financial performance, the current and projected financial performance of specific reporting units, and business strategy changes. The quantitative tests, described further below, relied
35 FORM 10-K SONOCO 2023 ANNUAL REPORT

on the current outlook of reporting unit management for future operating results and took into consideration, among other things, specific business unit risk, the countries in which the reporting units operate, and implied fair values based on comparable trading multiples.
When performing a quantitative analysis, the Company estimates the fair value of its reporting units using a weighted average of the income and market approaches. Under the income approach, the Company uses a discounted cash flow model based on projections of future years’ operating results and associated cash flows. The Company’s assessments reflect significant management assumptions and estimates related to the Company’s forecast of sales growth, gross profit margins and discount rates, which are validated by observed comparable trading and transaction multiples based on guideline public companies under the market approach. The Company’s model discounts projected future cash flows, forecasted over a five-year period, with an estimated residual growth rate. The Company’s projections incorporate management’s estimates of the most-likely expected future results. Projected future cash flows are discounted to present value using a discount rate that management believes is appropriate for the reporting unit.
The Company’s assessments, whether qualitative or quantitative, incorporate management’s expectations for the future, including forecasted growth rates and/or margin improvements. Therefore, should there be changes in the relevant facts and circumstances and/or expectations, management’s conclusions regarding goodwill impairment may change as well.
In considering the level of uncertainty regarding the potential for goodwill impairment, management has concluded that any such impairment would, in most cases, likely be the result of adverse changes in more than one assumption. Management considers the assumptions used to be its best estimates across a range of possible outcomes based on available evidence at the time of the assessment. Other than in the Plastics-Medical reporting unit, previously known as Plastics-Healthcare, which is discussed below, there is no specific singular event or single change in circumstances management has identified that it believes could reasonably result in a change to the expected future results in any of its reporting units sufficient to result in goodwill impairment. In management’s opinion, a change of such magnitude would more likely be the result of changes to some combination of the factors identified above, a general deterioration in competitive position, introduction of a superior technology, significant unexpected changes in customer preferences, an inability to pass through significant raw material cost increases, and other such items as identified in “Item 1A. Risk Factors” in this Annual Report on Form 10-K.
Although no reporting units failed the annual impairment test, in management’s opinion, the goodwill of the Plastics-Medical reporting unit is at risk of impairment in the near term if its operations do not perform in line with management's expectations, or if there is a negative change in the long-term outlook for the business or in other factors such as the discount rate.
Sensitivity Analysis
In the 2023 annual goodwill impairment analysis, projected future cash flows for the Plastics-Medical reporting unit were discounted at 12.0%, and its estimated fair value was determined to exceed its carrying value by approximately 29.9%. Based on the discounted cash flow model and holding other valuation assumptions constant, the discount rate for this unit would have to be increased to 14.5% in order for the estimated fair value of the reporting unit to fall below its carrying value. Total goodwill associated with the Plastics-Medical reporting unit was $64.2 million at December 31, 2023.
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
Share-Based Compensation Plans
The Company utilizes share-based compensation in the form of restricted stock units, performance contingent restricted stock units (“PCSUs”), and other share-based awards. The fair value of the Company’s restricted stock units is equal to the closing price of the Company’s stock on the date of grant discounted for any projected dividends that are not eligible to be received during the vesting period. The amount of share-based compensation expense associated with PCSUs is based on estimates of future performance using measures defined in the stock plan descriptions for each award granted. As of December 31, 2023, these performance measures include the following:
•Adjusted earnings per share — three-year sum of forecasted future and historical annual adjusted earnings per share for the three-year measurement period associated with each award; and
•Return on invested capital — three-year simple average of annual returns calculated by dividing 1) adjusted operating profit after tax (derived from historical or projected adjusted earnings) by 2) the average of total historical or projected debt plus equity for the respective annual periods.
For the most recent award grant in 2023, the performance payout will be subject to adjustment by a total stock return modifier as determined by the Company’s relative performance within its targeted peer group. Changes in estimates regarding the future achievement of these performance measures may result in significant fluctuations from period to period in the amount of share-based compensation expense recognized in the Company’s Consolidated Financial Statements. See Note 13 to the Consolidated Financial Statements for additional information on the Company’s share-based compensation plans.

36 FORM 10-K SONOCO 2023 ANNUAL REPORT

Pension and Postretirement Benefit Plans
The Company has significant pension and postretirement benefit liabilities and costs that are measured using actuarial valuations. The largest of the Company’s pension and postretirement plans include the U.S.-based Sonoco Pension Plan, the U.S. nonqualified retirement plans, the U.S. Retirement and Retiree Health and Life Insurance Plan, and the Sonoco U.K. Retirement Benefits Plan. On September 8, 2023, the Company completed the acquisition of the remaining 65% ownership interest of the RTS Packaging joint venture, which included the assumption of the RTS Plan. At the time of the acquisition, the RTS Plan had a projected benefit obligation (“PBO”) of $43.9 million and plan assets of $32.3 million resulting in an unfunded pension obligation of $11.6 million.
The actuarial valuations used to evaluate the plans employ key assumptions that can have a significant effect on the calculated amounts. The key assumptions used at December 31, 2023 in determining the PBO and the accumulated benefit obligation for retirement and retiree health and life insurance plans include discount rates and rates of compensation increase. The key assumptions used to determine the 2023 net periodic benefit cost for retirement and retiree health and life insurance plans include discount rates, expected long-term rate of return on plan assets, and rates of compensation increase.
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
The sensitivity to changes in the critical assumptions for the Company’s U.S. and U.K. plans as of December 31, 2023, is as follows:

Assumption ($ in millions)	Percentage Point Change	Projected Benefit Obligation Higher/(Lower)	Annual Expense Higher/(Lower)
Discount rate	0.25% decrease	$10.5	$0.3
Expected return on assets	0.25% decrease	N/A	$0.6
Another key assumption for the U.S. retiree health and life insurance plan is a medical cost trend rate beginning at 7.25% for post-age 65 participants and trending down to an ultimate rate of 4.5% in 2033. The ultimate trend rate of 4.5% represents the Company’s best estimate of the long-term average annual medical cost increase over the duration of the plan’s liabilities. It provides for real growth in medical costs in excess of the overall inflation level.
Other assumptions and estimates impacting the projected liabilities of these plans include inflation, participant withdrawal and mortality rates, and retirement ages. The Company evaluates the assumptions used in projecting the pension and postretirement liabilities and associated expenses annually. These judgments, assumptions and estimates may affect the carrying value of pension and postretirement plan net assets and liabilities and pension and postretirement plan expenses in the Company’s Consolidated Financial Statements. See Note 14 to the Consolidated Financial Statements for additional information on the Company’s pension and postretirement plans.
Recent Accounting Pronouncements
Information regarding recent accounting pronouncements is provided in Note 2 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Information regarding market risk is provided in this Annual Report on Form 10-K under the following items and captions: “Our international operations subject us to various risks that could adversely affect our business operations and financial results” and “Currency exchange rate fluctuations may adversely affect our results of operations and shareholders’ equity” in Item 1A - Risk Factors; “Risk Management” in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations; and in Note 11 to the Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data.
Item 8. Financial Statements and Supplementary Data
The Consolidated Financial Statements and Notes to the Consolidated Financial Statements are provided on pages F-1 through F-43 of this report.

37 FORM 10-K SONOCO 2023 ANNUAL REPORT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Sonoco Products Company
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sonoco Products Company and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, changes in total equity and cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded RTS Packaging, LLC (“RTS Packaging”), the Chattanooga paper mill (“Chattanooga Mill”), and Inapel Embalagens Ltda. (“Inapel”) from its assessment of internal control over financial reporting as of December 31, 2023 because they were acquired by the Company in purchase business combinations during 2023. We have also excluded RTS Packaging, Chattanooga Mill, and Inapel from our audit of internal control over financial reporting. RTS Packaging, Chattanooga Mill, and Inapel are wholly-owned subsidiaries whose total revenues and total assets excluded from management’s assessment and our audit of internal control over financial reporting represent 1.3% and 3.0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023.

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

F-1 FORM 10-K SONOCO 2023 ANNUAL REPORT

Goodwill Impairment Assessment – Plastics – Medical Reporting Unit
As described in Notes 1 and 8 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1.8 billion as of December 31, 2023, and the goodwill associated with the Plastics – Medical reporting unit was $64.2 million. Management assesses goodwill for impairment annually during the third quarter, or from time to time when warranted by the facts and circumstances surrounding individual reporting units or the Company as a whole. As disclosed by management, if the fair value of a reporting unit exceeds the carrying value of that reporting unit, there is no impairment. If the carrying value of a reporting unit exceeds the fair value of that reporting unit, an impairment charge to goodwill is recognized for the excess. Fair value is estimated using a discounted cash flow model based on projections of future years’ operating results and associated cash flows combined with comparable trading and transaction multiples based on guideline public companies. The calculated estimated fair value of the reporting unit reflects a number of significant management assumptions and estimates including the forecast of sales growth, gross profit margins, and discount rates.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Plastics – Medical reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the forecast of sales growth, gross profit margins, and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Plastics – Medical reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Plastics – Medical reporting unit; (ii) evaluating the appropriateness of the discounted cash flow model used by management; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the forecast of sales growth, gross profit margins, and discount rate. Evaluating management’s assumptions related to the forecast of sales growth and gross profit margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Plastics – Medical reporting unit; (ii) the consistency with external market data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow model and (ii) the reasonableness of the discount rate assumption.

Valuation of Customer Lists Intangible Asset – RTS Packaging
As described in Notes 1, 3 and 8 to the consolidated financial statements, on September 8, 2023, the Company completed the acquisition of the remaining 65% interest in RTS Packaging from joint venture partner WestRock Company (“WestRock”) and the acquisition of the Chattanooga Mill from WestRock for net cash consideration of $313.4 million. The acquisitions resulted in $190.6 million of intangible assets, primarily related to customer lists, the majority of which related to the RTS Packaging acquisition. The fair values of intangible assets associated with the acquisitions were determined using an income valuation approach. Projecting discounted future cash flows requires management to make significant estimates regarding projected revenues, projected earnings before interest, taxes, depreciation, and amortization (EBITDA) margins, discount rates and customer attrition rates.
The principal considerations for our determination that performing procedures relating to the valuation of the customer lists intangible asset acquired in the RTS Packaging acquisition is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the customer lists intangible asset acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projected revenues, projected EBITDA margins, discount rate and customer attrition rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the customer lists intangible asset acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the customer lists intangible asset acquired; (iii) evaluating the appropriateness of the income valuation approach used by management; (iv) testing the completeness and accuracy of underlying data used in the income valuation approach; and (v) evaluating the reasonableness of the significant assumptions used by management related to projected revenues, projected EBITDA margins, discount rate and customer attrition rate. Evaluating management’s assumptions related to projected revenues and projected EBITDA margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of RTS Packaging; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income valuation approach and (ii) the reasonableness of the discount rate and customer attrition rate assumptions.

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 28, 2024

We have served as the Company’s auditor since 1967.

F-2 FORM 10-K SONOCO 2023 ANNUAL REPORT

CONSOLIDATED BALANCE SHEETS
Sonoco Products Company

(Dollars and shares in thousands) At December 31	2023	2022
Assets
Current Assets
Cash and cash equivalents	$151,937	$227,438
Trade accounts receivable, net of allowances of $21,661 in 2023 and $16,879 in 2022	904,898	862,712
Other receivables	106,644	99,492
Inventories
Finished and in process	324,910	453,981
Materials and supplies	448,591	641,577
Prepaid expenses	113,385	76,054
Total Current Assets	2,050,365	2,361,254
Property, Plant and Equipment, Net	1,906,137	1,710,399
Goodwill	1,810,654	1,675,311
Other Intangible Assets, Net	853,670	741,598
Long-term Deferred Income Taxes	31,329	29,878
Right of Use Asset-Operating Leases	314,944	296,781
Other Assets	224,858	237,719
Total Assets	$7,191,957	$7,052,940
Liabilities and Equity
Current Liabilities
Payable to suppliers	$707,490	$818,885
Accrued expenses and other	324,338	295,841
Accrued wages and other compensation	75,676	109,830
Notes payable and current portion of long-term debt	47,132	502,440
Accrued taxes	10,641	16,905
Total Current Liabilities	1,165,277	1,743,901
Long-term Debt	3,035,868	2,719,783
Noncurrent Operating Lease Liabilities	265,454	250,994
Pension and Other Postretirement Benefits	142,900	120,084
Deferred Income Taxes	100,788	107,293
Other Liabilities	49,835	38,088
Commitments and Contingencies (Note 17)
Sonoco Shareholders’ Equity
Serial preferred stock, no par value
Authorized 30,000 shares
0 shares issued and outstanding as of December 31, 2023 and 2022
Common shares, no par value
Authorized 300,000 shares
97,957 and 97,645 shares issued and outstanding as of December 31, 2023 and 2022, respectively	7,175	7,175
Capital in excess of stated value	159,047	140,539
Accumulated other comprehensive loss	(366,262)	(430,083)
Retained earnings	2,624,380	2,348,183
Total Sonoco Shareholders’ Equity	2,424,340	2,065,814
Noncontrolling Interests	7,495	6,983
Total Equity	2,431,835	2,072,797
Total Liabilities and Equity	$7,191,957	$7,052,940
The Notes beginning on page F-7 are an integral part of these consolidated financial statements.

F-3 FORM 10-K SONOCO 2023 ANNUAL REPORT

CONSOLIDATED STATEMENTS OF INCOME
Sonoco Products Company

(Dollars and shares in thousands except per share data) Years ended December 31	2023	2022	2021
Net sales	$6,781,292	$7,250,552	$5,590,438
Cost of sales	5,345,638	5,810,903	4,528,528
Gross profit	1,435,654	1,439,649	1,061,910
Selling, general and administrative expenses	741,860	707,343	558,180
Restructuring/Asset impairment charges	56,933	56,910	14,210
Gain/(Loss) on divestiture of business and other assets	78,929	—	(2,667)
Operating profit	715,790	675,396	486,853
Other income, net	39,657	—	—
Non-operating pension costs	14,312	7,073	568,416
Interest expense	136,686	101,662	63,991
Interest income	10,383	4,621	4,756
Loss from the early extinguishment of debt	—	—	20,184
Income/(Loss) before income taxes	614,832	571,282	(160,982)
Provision for/(Benefit from) income taxes	149,278	118,509	(67,430)
Income/(Loss) before equity in earnings of affiliates	465,554	452,773	(93,552)
Equity in earnings of affiliates, net of tax	10,347	14,207	10,841
Net income/(loss)	475,901	466,980	(82,711)
Net income attributable to noncontrolling interests	(942)	(543)	(2,766)
Net income/(loss) attributable to Sonoco	$474,959	$466,437	$(85,477)
Weighted average common shares outstanding:
Basic	98,294	97,991	99,608
Assuming exercise of awards	596	741	—
Diluted	98,890	98,732	99,608
Per common share
Net income/(loss) attributable to Sonoco:
Basic	$4.83	$4.76	$(0.86)
Diluted	$4.80	$4.72	$(0.86)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Sonoco Products Company

(Dollars in thousands) Years ended December 31	2023	2022	2021
Net income/(loss)	$475,901	$466,980	$(82,711)
Other comprehensive income/(loss):
Foreign currency translation adjustments	70,308	(68,780)	(75,636)
Changes in defined benefit plans, net of tax	(8,654)	424	471,350
Change in derivative financial instruments, net of tax	1,737	(1,842)	1,119
Other comprehensive income/(loss)	63,391	(70,198)	396,833
Comprehensive income	539,292	396,782	314,122
Net income attributable to noncontrolling interests	(942)	(543)	(2,766)
Other comprehensive loss/(income) attributable to noncontrolling interests	430	(460)	584
Comprehensive income attributable to Sonoco	$538,780	$395,779	$311,940
The Notes beginning on page F-7 are an integral part of these consolidated financial statements.

F-4 FORM 10-K SONOCO 2023 ANNUAL REPORT

CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL EQUITY
Sonoco Products Company

(Dollars and shares in thousands)	Total Equity	Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive Loss	Retained Earnings	Non- controlling Interests
		Outstanding	Amount
January 1, 2021	$1,910,528	100,447	$7,175	$314,056	$(756,842)	$2,335,216	$10,923
Net (loss)/income	(82,711)					(85,477)	2,766
Other comprehensive income/(loss):
Translation loss	(75,636)				(75,052)		(584)
Defined benefit plan adjustment[1]	471,350				471,350
Derivative financial instruments[1]	1,119				1,119
Other comprehensive income/(loss)	396,833				397,417		(584)
Dividends paid to noncontrolling interest	(1,009)						(1,009)
Dividends	(179,734)					(179,734)
Issuance of stock awards	1,111	309		1,111
Shares repurchased	(218,085)	(3,386)		(218,085)
Share-based compensation	22,608			22,608
December 31, 2021	$1,849,541	97,370	$7,175	$119,690	$(359,425)	$2,070,005	$12,096
Net income	466,980					466,437	543
Other comprehensive (loss)/income:
Translation (loss)/income	(68,780)				(69,240)		460
Defined benefit plan adjustment[1]	424				424
Derivative financial instruments[1]	(1,842)				(1,842)
Other comprehensive (loss)/income	(70,198)				(70,658)		460
Purchase of noncontrolling interest	(13,196)			(7,080)			(6,116)
Dividends	(188,259)					(188,259)
Issuance of stock awards	1,167	354		1,167
Shares repurchased	(4,547)	(79)		(4,547)
Share-based compensation	31,309			31,309
December 31, 2022	$2,072,797	97,645	$7,175	$140,539	$(430,083)	$2,348,183	$6,983
Net income	475,901					474,959	942
Other comprehensive income/(loss):
Translation income/(loss)	70,308				70,738		(430)
Defined benefit plan adjustment[1]	(8,654)				(8,654)
Derivative financial instruments[1]	1,737				1,737
Other comprehensive income/(loss)	63,391				63,821		(430)
Dividends	(198,762)					(198,762)
Issuance of stock awards	1,345	488		1,345
Shares repurchased	(10,617)	(176)		(10,617)
Share-based compensation	27,780			27,780
December 31, 2023	$2,431,835	97,957	$7,175	$159,047	$(366,262)	$2,624,380	$7,495

[1]	net of tax
The Notes beginning on page F-7 are an integral part of these consolidated financial statements.
F-5 FORM 10-K SONOCO 2023 ANNUAL REPORT

CONSOLIDATED STATEMENTS OF CASH FLOWS
Sonoco Products Company

(Dollars in thousands) Years ended December 31	2023	2022	2021
Cash Flows from Operating Activities
Net income/(loss)	$475,901	$466,980	$(82,711)
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment loss/(gain)	26,445	21,444	(4,082)
Depreciation, depletion and amortization	340,988	308,824	245,184
Loss on early extinguishment of debt	—	—	20,184
Share-based compensation expense	27,780	31,309	22,608
Equity in earnings of affiliates, net of tax	(10,347)	(14,207)	(10,841)
Cash dividends from affiliated companies	9,389	8,902	8,660
Net (gain)/loss on disposition of assets	(65,947)	(5,979)	15
Net (gain)/loss on divestiture of business	(57,104)	—	2,667
Pension and postretirement plan expense	17,460	10,697	595,620
Pension and postretirement plan contributions	(14,662)	(37,409)	(163,659)
Net decrease in deferred taxes	(12,209)	(9,876)	(158,836)
Change in assets and liabilities, net of effects from acquisitions, divestitures and foreign currency adjustments
Trade accounts receivable	24,935	(2,466)	(149,755)
Inventories	342,713	(353,478)	(130,119)
Payable to suppliers	(148,841)	27,225	172,430
Prepaid expenses	1,394	33,702	(13,077)
Income taxes payable and other income tax items	(28,286)	5,504	(42,204)
Accrued expenses and other assets and liabilities	(46,691)	17,877	(13,412)
Net cash provided by operating activities	882,918	509,049	298,672
Cash Flows from Investing Activities
Purchase of property, plant and equipment	(363,077)	(328,769)	(256,019)
Cost of acquisitions, net of cash acquired	(372,616)	(1,427,020)	(22,209)
Proceeds from the sale of business, net	33,237	—	91,569
Proceeds from the sale of assets	80,339	9,621	13,166
Investment in affiliated companies	(11,300)	(2,700)	578
Other net investing proceeds	14,081	7,432	7,013
Net cash used by investing activities	(619,336)	(1,741,436)	(165,902)
Cash Flows from Financing Activities
Proceeds from issuance of debt	962,557	2,153,355	172,042
Principal repayment of debt	(1,112,917)	(285,511)	(628,119)
Net (decrease)/increase in commercial paper borrowings	—	(349,000)	349,000
Net increase/(decrease) in book cash overdrafts	6,408	(18,529)	6,974
Proceeds from interest rate swap	—	—	4,387
Cash dividends – common	(197,416)	(187,093)	(178,622)
Purchase of noncontrolling interest	—	(14,474)	—
Dividends paid to noncontrolling interests	—	—	(1,009)
Excess cash costs of early extinguishment of debt	—	—	(20,111)
Payments for share repurchases	(10,617)	(4,547)	(218,085)
Net cash (used)/provided by financing activities	(351,985)	1,294,201	(513,543)
Effects of Exchange Rate Changes on Cash	12,902	(5,354)	(13,097)
(Decrease)/Increase in Cash and Cash Equivalents	(75,501)	56,460	(393,870)
Cash and cash equivalents at beginning of year	227,438	170,978	564,848
Cash and cash equivalents at end of year	$151,937	$227,438	$170,978
Supplemental Schedule of Non-Cash Investing Activities:
Non-cash additions to property, plant and equipment	$23,168	$20,250	$27,343
Supplemental Disclosures:
Interest paid, net of amounts capitalized	$135,910	$88,208	$68,189
Income taxes paid, net of refunds	$189,773	$122,881	$133,610
The Notes beginning on page F-7 are an integral part of these consolidated financial statements.
F-6 FORM 10-K SONOCO 2023 ANNUAL REPORT

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
Affiliated companies over which the Company exercised a significant influence at December 31, 2023, included:

Entity	Ownership Interest Percentage at December 31, 2023
Cascades Conversion, Inc.	50.0%
Cascades Sonoco, Inc.	50.0%
ISI Robotics, LLC	20.0%
Showa Products Company Ltd.	22.2%
Papertech Energía, S.L.	25.0%
Weidenhammer New Packaging, LLC	40.0%
On September 8, 2023, the Company completed the acquisition of the remaining 65% interest in RTS Packaging, LLC (“RTS Packaging”), from joint venture partner WestRock Company (“WestRock”). Prior to September 8, 2023, the Company reported its 35% interest in the RTS Packaging joint venture using the equity method of accounting. From the date of acquisition of the remaining 65% interest, RTS Packaging was accounted for under the acquisition method and its results of operations were included in the Company’s Consolidated Statements of Income. See Note 3 for additional information.
In addition, the Company has certain other equity investments in which it is not able to exercise significant influence so they are accounted for under the measurement alternative (i.e., cost less impairment, adjusted for any qualifying observable price changes). These investments include a 19.5% ownership in a small tubes and cores business in Chile and an 20.5% ownership in a small South Carolina based designer and manufacturer of sustainable protective packaging solutions acquired in June 2022. They also include a 2.7% equity interest in Northstar Recycling Company, LLC (“Northstar”) valued at $5,000 which the Company acquired on January 26, 2023, as part of the sale of its Sonoco Sustainability Solutions (“S3”) business to Northstar. See Note 3 for more information.
The aggregate carrying value of equity investments is reported in “Other Assets” in the Company’s Consolidated Balance Sheets and totaled $56,399 and $59,171 at December 31, 2023 and 2022, respectively.
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
Revenue recognition
The Company records revenue generally at a point in time when control transfers to the customer either upon shipment or delivery, depending on the terms of sale. Additionally, in certain cases, control transfers over time in conjunction with production where the Company is entitled to payment with margin for products produced that are customer specific and without alternative use. For products that meet these two criteria, the Company recognizes over time revenue under the input method as goods are produced. The Company commonly enters into Master Supply Arrangements with customers to provide goods and/or services over specific time periods. Customers submit purchase orders with quantities and prices to create a contract for accounting purposes. Shipping and handling expenses are considered a fulfillment cost, and are included in “Cost of Sales,” and freight charged to customers is included in “Net Sales” in the Company's Consolidated Statements of Income.
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
F-7 FORM 10-K SONOCO 2023 ANNUAL REPORT

No single customer comprised 10% or more of the Company’s consolidated net sales in 2023, 2022 or 2021, nor did the receivables balance from any single customer comprise 10% or more of the Company’s total trade accounts receivable at December 31, 2023 or December 31, 2022.
The Company engages with third-party financial institutions to sell certain trade accounts receivable from customers in order to accelerate its cash collection cycle. In addition, the Company also participates in supply chain finance arrangements promoted by certain of its customers. Receivables transferred under both these arrangements generally meet the requirements to be accounted for as a true sale in accordance with guidance under Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing,” resulting in derecognition of such receivables from the Company’s consolidated balance sheets. The sales under these arrangements are made without recourse and the Company’s only continuing involvement with the sold receivables is providing collection services related to the transferred assets. The servicing fees for these arrangements are immaterial to the financial statements given the short-term nature of our arrangements. In total, approximately 14% and 13% of the Company’s consolidated net sales were subject to settlement under these arrangements in 2023 and 2022, respectively.
Accounts payable and supply chain financing
The Company facilitates voluntary supply chain financing programs (the “SCF Programs”) to provide certain of its suppliers with the opportunity to sell receivables due from the Company to the participating financial institutions in the programs. Such sales are conducted at the sole discretion of both the suppliers and the financial institutions on a nonrecourse basis at a rate that leverages the Company’s credit rating and thus might be more beneficial to the supplier. No guarantees are provided by the Company or any of our subsidiaries under the SCF Programs. The Company’s responsibility under the agreements is limited to making payment to the financial institutions for confirmed invoices based on the terms originally negotiated with its suppliers. Both the Company and the financial institutions have the right to terminate the SCF Programs by providing 30 days prior written notice to the other party. The Company does not enter into any agreements with suppliers regarding their participation in the SCF Programs.
Research and development
Research and development costs are charged to expense as incurred and include salaries and other directly related expenses. Research and development costs totaling approximately $29,300 in 2023, $28,700 in 2022 and $24,100 in 2021 are included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income.
Restructuring and asset impairment
Costs associated with exit or disposal activities are recognized when the liability is incurred. Identifying and calculating the cost to exit operations requires certain assumptions to be made about anticipated future liabilities, including severance costs, contractual obligations, and disposition of property, plant and equipment and leased assets. If assets become impaired as a result of a restructuring action, they are written down to fair value, less estimated costs to sell, if applicable. A number of significant estimates and assumptions are involved in the determination of fair value. The Company considers historical experience and all available information at the time the estimates are made; however, the amounts that are ultimately realized upon the sale of divested assets may differ from the estimated fair values reflected in the Company’s Consolidated Financial Statements. For facility closures, the Company also generally expects to record costs for equipment relocation and facility carrying costs as incurred and to accrue costs to terminate a lease or other contracts before the end of their term.
Cash and cash equivalents
Cash equivalents are composed of highly liquid investments with an original maturity to the Company of three months or less when purchased. Cash equivalents are recorded at cost, which approximates fair market value. The Company’s cash and cash equivalents are primarily placed with large sophisticated creditworthy financial institutions thereby limiting the Company’s credit exposure.
Inventories
The majority of the Company’s inventories are accounted for using the first-in, first-out (FIFO) method and are stated at the lower of cost or net realizable value.
The last-in, first-out (LIFO) method is used for the valuation of certain of the Company’s domestic inventories, primarily metal, internally manufactured paper and paper purchased from third parties, and approximated 13% and 11% of total inventories at December 31, 2023 and 2022, respectively. Inventories accounted for using the LIFO method are stated at the lower of cost or market. If the FIFO method of accounting had been used for all inventories, total inventory would have been higher by $39,528 and $51,342 at December 31, 2023 and 2022, respectively.
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
The Company sold its timberland properties in March 2023. Prior to the sale, these timber resources were stated at cost and depletion expense was recognized based on the estimated number of units of timber cut during the period.
Leases
At the inception of a contract, the Company assesses whether the contract is, or contains, a lease. The assessment is based on (1) whether the contract involves the use of a distinct identified asset, (2) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether the Company has the right to direct the use of the asset. When the Company determines a lease exists, a leased asset and corresponding lease liability are recorded on its consolidated balance sheet. Lease contracts with a term of 12 months or less are not recorded on the consolidated balance sheet in conjunction with the Company's practical expedient election under ASC 842, “Leases.” Leased assets represent the Company’s right to use an underlying asset during the lease term and are reviewed for impairment whenever events indicate the carrying value may not be recoverable. Lease liabilities represent the Company’s obligation arising from the lease. The Company’s leased assets and liabilities may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise those options. The Company has lease agreements with non-lease components that relate to lease components
F-8 FORM 10-K SONOCO 2023 ANNUAL REPORT

(e.g., common area maintenance such as cleaning or landscaping, etc.). The Company accounts for each lease and any non-lease components associated with that lease as a single lease component for all underlying asset classes in accordance with the scope of the lease accounting standard.
Leased assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. When the implicit rate in the Company’s leases is not readily determinable, the Company calculates its lease liabilities using discount rates based upon the Company’s incremental secured borrowing rate, which contemplates and reflects a particular geographical region’s interest rate for the leases active within that region of the Company’s global operations. The Company further utilizes a portfolio approach by assigning a “short” rate to contracts with lease terms of 10 years or less and a “long” rate for contracts greater than 10 years. Lease payments may be fixed or variable, however, only fixed payments or in-substance fixed payments are included in determining the lease liability. Variable lease payments are recognized in operating expenses in the period in which the expense is paid during the lease term.
The Company recognizes fixed lease expense for operating leases on a straight-line basis over the lease term. For finance leases, the Company recognizes interest expense on the lease liability using the effective interest method over the lease term and the finance lease asset balance is amortized on a straight-line basis.
Goodwill
Goodwill is not amortized. The Company assesses its goodwill for impairment annually during the third quarter, or from time to time when warranted by the facts and circumstances surrounding individual reporting units or the Company as a whole. In performing the impairment test, the Company compares the fair value of the reporting unit with its carrying amount, and if the carrying value of the reporting unit exceeds the fair value of that reporting unit, an impairment charge is recognized for the excess.
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
The Company’s projections incorporate management's best estimates of the expected future results, which include expectations related to new and retained business and future operating margins. Projected future cash flows are then discounted to present value using a discount rate management believes is commensurate with the risks inherent in the cash flows.
Impairment of long-lived, intangible and other assets
Other intangible assets are amortized using the straight-line method when management has determined that the straight-line method approximates the pattern of consumption of the respective intangible assets, or in relation to the specific pattern of consumption of the assets if the straight-line method does not provide a fair approximation of the consumption of benefits. The useful lives of the Company’s intangible assets generally range from 3 to 40 years. The Company has no intangibles with indefinite lives. The Company evaluates its intangible assets for impairment whenever indicators of impairment exist.
Assumptions and estimates used in the evaluation of potential impairment can result in adjustments affecting the carrying values of long-lived, intangible and other assets and the recognition of impairment expense in the Company’s Consolidated Financial Statements. The Company evaluates its long-lived assets (property, plant and equipment), definite-lived intangible assets and other assets (including right of use lease assets, notes receivable and equity and other investments) for impairment whenever indicators of impairment exist, or when it commits to sell the asset. If the sum of the undiscounted expected future cash flows from a long-lived asset, definite-lived intangible, or other asset group is less than the carrying value of that asset group, an asset impairment charge is recognized. Key assumptions and estimates used in the projection of expected future cash flows generally include price levels, sales growth, profit margins and asset life. The amount of an impairment charge, if any, is calculated as the excess of the asset’s carrying value over its fair value, generally represented by the discounted future cash flows from that asset or, in the case of assets the Company evaluates for sale, estimated sale proceeds less costs to sell. The Company takes into consideration historical data and experience together with all other relevant information available when estimating the fair values of its assets. However, fair values that could be realized in actual transactions may differ from the estimates used to evaluate impairment. In addition, changes in the assumptions and estimates may result in a different conclusion regarding impairment.
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
F-9 FORM 10-K SONOCO 2023 ANNUAL REPORT

The Company records its derivatives as assets or liabilities on the balance sheet at fair value using published market prices or estimated values based on current price and/or rate quotes and discounted estimated cash flows. Changes in the fair value of derivatives designated as accounting hedges are recognized in net income, and otherwise are recognized in other comprehensive income. Amounts in accumulated other comprehensive income are reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. It is the Company’s policy not to speculate in derivative instruments.
Share-Based Compensation Plans
The Company utilizes share-based compensation in the form of restricted stock units, performance contingent restricted stock units, and other share-based awards. The fair value of the Company’s restricted stock units is equal to the closing price of the Company’s stock on the date of grant discounted for any projected dividends that are not eligible to be received during the vesting period.The amount of share-based compensation expense associated with performance contingent restricted stock units is based on estimates of future performance using measures defined in the stock plan descriptions for each award granted. As of December 31, 2023, these performance measures include the following:
•Adjusted earnings per share — three-year sum of forecasted future and historical annual adjusted earnings per share for the three-year measurement period associated with each award; and
•Return on invested capital — three-year simple average of annual returns calculated by dividing 1) adjusted operating profit after tax (derived from historical or projected earnings) by 2) the average of total historical or projected debt plus equity for the respective annual periods.
For the most recent award grant in 2023, the performance payout will be subject to adjustment by a total stock return modifier as determined by the Company’s relative performance within its targeted peer group. Changes in estimates regarding the future achievement of these performance measures may result in significant fluctuations from period to period in the amount of share-based compensation expense recognized in the Company’s Consolidated Financial Statements.
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
Other assumptions and estimates impacting the projected liabilities of these plans include inflation, participant withdrawal and mortality rates, medical cost trends, and retirement ages. The Company evaluates the assumptions used in projecting the pension and postretirement liabilities and associated expenses annually. These judgments, assumptions and estimates may affect the carrying value of pension and postretirement plan net assets and liabilities and pension and postretirement plan expenses in the Company’s Consolidated Financial Statements.
Business combinations
The Company’s acquisitions of businesses are accounted for in accordance with ASC 805, “Business Combinations.” The Company recognizes the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquired business at their fair values as of the date of acquisition. Goodwill is measured as the excess of consideration transferred, also measured at fair value, over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. The acquisition method of accounting requires the Company to make significant estimates and assumptions regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of identifiable intangible assets; property, plant and equipment; deferred tax asset valuation allowances; liabilities including those related to debt, pensions and other postretirement plans; uncertain tax positions; contingent consideration and contingencies. This method also requires the Company to refine these estimates over a measurement period not to exceed one year to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If the Company is required to adjust provisional amounts that were recorded for the fair values of assets and liabilities in connection with acquisitions, these adjustments could have a material impact on its financial condition and results of operations.
Significant estimates and assumptions in estimating the fair value of acquired patents, customer lists, trademarks, proprietary technology, and other identifiable intangible assets include future cash flows that the Company expects to generate from the acquired assets, discount rate, customer attrition rate, and long-term revenue growth projections. Projecting discounted future cash flows requires the Company to make significant estimates regarding projected revenues, projected earnings before interest, taxes, depreciation, and amortization margins, discount rates and customer attrition rates. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, the Company could record impairment charges. In addition, the Company has estimated the economic lives of certain acquired assets, and these lives are used to calculate depreciation on property, plant and equipment and amortization expense on definite-lived intangible assets. If the estimates of the economic lives change, depreciation or amortization expenses could be increased or decreased, or the acquired assets could be impaired.
For leases acquired in a business combination, the Company measures the lease liability at the present value of the remaining lease payments, as if the acquired lease were a new lease of the Company at the acquisition date. The Company measures the right-of-use asset at the same amount as the lease liability as adjusted to reflect favorable or unfavorable terms of the lease when compared with market terms.
F-10 FORM 10-K SONOCO 2023 ANNUAL REPORT

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
Foreign currency translation
The Company’s foreign operations are exposed to political, geopolitical, and cultural risks, but the risks are mitigated by diversification and the relative stability of the countries in which the Company has significant operations. Because the economies in Turkey and Venezuela are considered highly inflationary under U.S. GAAP, the Company considers the U.S. dollar to be the functional currency for these operations and uses the official exchange rate when remeasuring the financial assets and liabilities of these operations. The remeasurement adjustments are recorded against earnings within the Company’s consolidated income statement.
2. New accounting pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which modifies the rules on income tax disclosures to require disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The purpose of the amendment is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.
In September 2022, the FASB issued ASU 2022-04 “Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” The amendments in this update require that a buyer in a supplier finance program disclose qualitative and quantitative information about its supplier finance programs in each annual reporting period, including a description of key payment terms, and a rollforward of the outstanding obligation as of the end of the annual period. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. The Company adopted this standard in the first quarter of 2023, with the exception of the amendment on rollforward information, which will be adopted in the first quarter of 2024. The adoption of the new standard did not have a material effect on the consolidated financial statements.
In March 2022, the FASB issued ASU 2022-02, “Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” The amendments in this update eliminate the accounting guidance for troubled debt restructurings while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The amendments also require that an entity disclose current-period gross write offs by year of origination for financing receivables and net investments in leases. The amendments in ASU 2022-02 were effective for the Company as of January 1, 2023, and their adoption did not have a material effect on the consolidated financial statements.
In October 2021, the FASB issued ASU 2021-08, “Business Combinations: Accounting for Contract Assets and Contract Liabilities.” The amendments in this Update primarily require that the acquirer recognize and measure contract assets and contract liabilities acquired in a business combination as if the acquirer had originated the related revenue contracts rather than at fair value as of the acquisition date. Generally, this would result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree's financial statements in accordance with GAAP. The amendments in this ASU are effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The adoption of this ASU did not materially affect the Company’s consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provided temporary optional expedients and exceptions to applying U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform,” to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The sunset accounting standard provision associated with ASU 2020-04 was originally set for December 31, 2022; however, in December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform: Deferral of the Sunset Date of Topic 848,” which defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848.This pronouncement, which was effective as of its December 31, 2022 issuance date, did not have a material impact on the Company's consolidated financial statements. The Company does not expect that the market transition of LIBOR to SOFR will have a material impact on its consolidated financial statements.
F-11 FORM 10-K SONOCO 2023 ANNUAL REPORT

Other than the pronouncements discussed above, there have been no other newly issued nor newly applicable accounting pronouncements that have had, or are expected to have, a material impact on the Company’s financial statements.
3. Acquisitions and divestitures
Acquisitions
On December 1, 2023, the Company completed the acquisition of Inapel Embalagens Ltda., (“Inapel”), a manufacturer of single and multilayer materials for flexible packaging in Brazil for a net cash purchase price of $59,228, subject to customary working capital adjustments. With the acquisition of Inapel, the Company added approximately 500 employees and two manufacturing locations in the Sao Paulo region of Brazil. The financial results of Inapel are included in the Company’s Consumer Packaging segment.
On September 8, 2023, the Company completed the acquisition of the remaining 65% interest in RTS Packaging from joint venture partner WestRock and the acquisition of a paper mill in Chattanooga, Tennessee (the “Chattanooga Mill”) from WestRock for net cash consideration of $313,388. In December 2023, the Company agreed to a final working capital settlement of $452, which was paid to WestRock in January 2024. This working capital settlement is reflected in “Accrued expenses and other” in the Company’s Consolidated Balance Sheets as of December 31, 2023. Prior to completing the acquisitions, the Company held a 35% ownership interest in the RTS Packaging joint venture which was formed in 1997 and combined the former protective packaging operations of WestRock and Sonoco to market recycled paperboard to glass container manufacturers and producers of wine, liquor, food, and pharmaceuticals. With the acquisition of the remaining interest in RTS Packaging and the acquisition of the Chattanooga Mill, the Company added approximately 1,100 employees and fourteen converting operations, including ten in the United States, two in Mexico, and two in South America, and one paper mill in the United States. The Company funded the acquisitions with borrowings under a new term loan credit facility and cash on hand. See Note 10 for more information. The financial results of RTS Packaging and the Chattanooga Mill are included in the Company’s Industrial Paper Packaging segment.
On September 8, 2023, the fair value of the Company’s 35% interest in RTS Packaging was determined to be $59,472 based on the fair value of the remaining 65% equity interest in RTS Packaging adjusted for the deemed payment of a control premium, and the carrying value of the 35% interest was $8,654. The Company recognized a gain of $50,818 resulting from this remeasurement to fair value and the reclassification of certain amounts related to the Company’s 35% interest out of “Accumulated other comprehensive loss,” included foreign currency translation losses of $2,033 and losses related to defined benefit pension plans of $4,756. The Company also recognized a loss of $4,372 on the settlement of a contract with unfavorable terms at the time of the acquisition. The combined net gain of $39,657 is reflected in “Other income, net” in the Company’s Consolidated Statements of Income for the year ended December 31, 2023.
The following table provides a summary of the purchase consideration (as defined under ASC 805) transferred for the acquisition of the remaining interest in RTS Packaging and the acquisition of the Chattanooga Mill:

Purchase Consideration
Cash consideration, net of cash acquired	$313,388
Fair value of previously held interest in RTS Packaging	59,472
Final working capital settlement	452
Settlement of preexisting relationships	1,235
Purchase consideration transferred	$374,547

F-12 FORM 10-K SONOCO 2023 ANNUAL REPORT

The Company’s preliminary fair values of the assets acquired and liabilities assumed in the acquisition of the remaining interest in RTS Packaging, and the Chattanooga Mill, and Inapel acquisitions, as well as revised preliminary fair values reflecting adjustments made during the measurement period for RTS Packaging and the Chattanooga Mill, are as follows:

	RTS and Chattanooga Mill			Inapel
	Initial Allocation	Measurement Period Adjustments	Preliminary Allocation	Preliminary Allocation
Trade accounts receivable	$17,488	$—	$17,488	$30,301
Other receivables	—	—	—	6,088
Inventories	20,209	(947)	19,262	9,269
Prepaid expenses	2,720	(589)	2,131	1,430
Property, plant and equipment	73,483	753	74,236	11,456
Right of use asset - operating leases	34,604	290	34,894	217
Other intangible assets	199,560	(8,995)	190,565	8,653
Goodwill	92,657	14,909	107,566	15,704
Other assets	2,465	(412)	2,053	793
Payable to suppliers	(7,320)	—	(7,320)	(15,899)
Accrued expenses and other	(12,436)	(25)	(12,461)	(4,606)
Accrued wages and other compensation	(2,731)	—	(2,731)	(1,127)
Notes payable and current portion of long-term debt	(24)	—	(24)	—
Noncurrent operating lease liabilities	(29,905)	—	(29,905)	(117)
Pension and other postretirement benefits	(10,761)	(768)	(11,529)	—
Long-term debt	(1,942)	—	(1,942)	—
Deferred income taxes	(3,419)	(2,502)	(5,921)	(2,934)
Other long-term liabilities	(3,293)	1,478	(1,815)	—
Net assets acquired	$371,355	$3,192	$374,547	$59,228
The preliminary allocations of the purchase price of the remaining interest in RTS Packaging, the Chattanooga Mill, and Inapel to the tangible and intangible assets acquired and liabilities assumed, as reflected in the table above, are based on the Company’s preliminary allocations of their respective fair values, based on information currently available. Management is continuing to finalize its valuation of certain assets and liabilities including, but not limited to: inventory; property, plant and equipment; goodwill; other intangible assets; and deferred income taxes, and expects to complete its valuations within one year of the respective dates of acquisition.
Goodwill for RTS Packaging and the Chattanooga Mill, of which $87,191 is expected to be deductible for income tax purposes, consists of increased manufacturing capacity, access to certain markets, and the capability to support marquee customers in growing markets. Goodwill for Inapel, none of which is expected to be deductible for income tax purposes, consists of the ability to grow and improve the Company’s existing flexible packaging operation in Brazil.
The Company has accounted for these acquisitions as business combinations under the acquisition method and has included the results of operations of the acquired businesses in the Company’s Consolidated Statements of Income from their respective dates of acquisition.
The Company completed three acquisitions during 2022 at a net cash cost of $1,444,618. On November 15, 2022, the Company completed the acquisition of S.P. Holding, Skjern A/S (“Skjern”), a privately owned manufacturer of paper based in Skjern, Denmark for $89,610, net of cash acquired. Tangible assets totaled $40,489, intangible assets totaled $39,330, liabilities totaled $22,403, and Goodwill totaled $32,194. Skjern produces high-grade paperboard from recycled paper for rigid paper containers, tubes and cores, and other applications.
On August 31, 2022, the Company completed the acquisition of Nordeste Tubetes and NE Tubetes (collectively “Nordeste”), two small tube and core operations in Brazil. Total consideration for the two businesses was $6,419. Tangible assets totaled $1,374, intangible assets totaled $3,031, and Goodwill totaled $2,014. The Company paid $3,933 at closing and recorded a deferred payment obligation totaling $2,486 in “Other liabilities” on the Company’s Consolidated Balance Sheets. The deferred payment obligation is expected to be paid by the end of 2028.
On January 26, 2022, the Company completed the acquisition of Ball Metalpack Holding, LLC (“Ball Metalpack”), renamed Sonoco Metal Packaging (“Metal Packaging”), a leading supplier of sustainable metal packaging for food and household products and the largest aerosol can producer in North America, for $1,348,589, net of cash acquired. Prior to the Company's acquisition, Ball Metalpack was a joint venture formed in 2018 and owned by Platinum Equity (51%) and Ball Corporation (49%). Metal Packaging consists of eight manufacturing plants in the United States and a headquarters facility in Broomfield, Colorado. Factors comprising goodwill at Metal Packaging include increased access to certain markets as well as the value of the assembled workforce.
During 2023, the Company finalized its valuations of the assets acquired and the liabilities assumed in the Metal Packaging, Skjern, and Nordeste acquisitions. As a result, the following measurement period adjustments were made to the previously disclosed preliminary fair values of assets acquired and liabilities assumed during the year ended December 31, 2023.
F-13 FORM 10-K SONOCO 2023 ANNUAL REPORT

Measurement Period Adjustments for the year ended December 31, 2023	Metal Packaging	Skjern	Nordeste
Other receivables	$—	$—	$(186)
Inventories	(73)	14	(38)
Property, plant and equipment	(247)	4,921	494
Other intangible assets	—	(3,488)	3,031
Goodwill	439	3,135	(3,400)
Accrued expenses and other	(119)	(203)	—
Taxes Payable	—	(3,416)	—
Additional cash consideration	$—	$963	$(99)
The Company accounted for all 2022 acquisitions as business combinations under the acquisition method and has included the results of operations of the acquired businesses in the Company’s Consolidated Statements of Income from the respective dates of acquisition. Financial results for Metal Packaging are included in the Company’s Consumer Packaging Segment, and financial results for Nordeste and Skjern are included in the Industrial Paper Packaging segment. Except for the Metal Packaging acquisition, the Company does not believe that the results of the businesses acquired in 2023, 2022, and 2021 were material to the years presented, individually or in the aggregate, and are therefore not subject to the requirements to provide supplemental pro-forma information.
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
The pro forma information above does not project the Company’s expected results for any future period and gives no effect to any future synergistic benefits that may result from the combination or the costs of integrating the acquired operations with those of the Company. Pro forma information for the years ended December 31, 2022 and December 31, 2021 includes adjustments to depreciation, amortization, and income taxes based upon the final fair value allocation of the purchase price to Metal Packaging’s tangible and intangible assets acquired and liabilities assumed as though the acquisition had occurred on January 1, 2021. Interest expense on the additional debt issued by the Company to fund the acquisition and retention bonuses incurred related to the acquisition are also included in the pro forma information as if the acquisition had occurred on January 1, 2021. Acquisition-related costs of $28,171 and charges related to fair value adjustments to acquisition-date inventory of $33,155 were recognized during 2022. These costs are excluded from 2022 pro forma net income and are instead reflected in 2021 pro forma net income as though the acquisition had occurred on January 1, 2021.
The Company completed four acquisitions during 2021 at a net cash cost of $20,697. On December 30, 2021, the Company completed the acquisition of a recycling facility from American Recycling of Western North Carolina, LLC, a privately held company, for total cash consideration of $6,267. The facility, located in Asheville, North Carolina, primarily services western North Carolina and upstate South Carolina for the processing of recycled materials. On November 8, 2021, the Company completed the acquisition of D&W Paper Tube Inc., a privately owned manufacturer of paper tubes and cardboard cores, serving the carpet and textile industries and consisting of two manufacturing facilities in Chatsworth, Georgia, for total cash consideration of $12,787. The Company also completed two smaller acquisitions earlier in 2021. These included Allied Packaging on August 3, 2021, a manufacturer of paper packaging and related manufacturing equipment, consisting of a single manufacturing facility in Sydney, Australia, for total cash consideration of $802, and TuboTec on March 8, 2021, a small tube and core operation in Brazil, for total cash consideration of $841. The financial results for each of these acquisitions are included in the Company’s Industrial Paper Packaging segment from the respective date acquired.
F-14 FORM 10-K SONOCO 2023 ANNUAL REPORT

Divestiture of Businesses
On July 1, 2023, the Company completed the sale of its U.S. BulkSak business, which consisted of the manufacturing and distribution of flexible intermediate bulk containers, plastic and fiber pallets, and custom fit liners and was a part of the Company’s Industrial Paper Packaging segment, to U.S. BulkSak Holdings, LLC. The cash selling price, as adjusted for the final working capital settlement, was $20,271 with cash proceeds totaling $18,271 received in 2023, and the remaining $2,000 held in escrow to be released to the Company within 18 months from the date of the sale, pursuant to the settlement of any indemnity claims. As a result of the U.S. BulkSak divestiture, the Company wrote off net assets totaling $13,437, including $3,333 of allocated goodwill, and recognized a pretax gain of $6,834 which is included in “Gain/(Loss) on divestiture of business and other assets” in the Company’s Consolidated Statements of Income. The escrow balance of $2,000 is reflected as a long-term receivable in “Other assets” on the Company’s Consolidated Balance Sheets as of December 31, 2023.
Also on July 1, 2023, the Company agreed to the sale of its Mexico BulkSak business. The sale closed in December 2023 for a cash selling price, as adjusted for working capital, of $1,096. As a result of the Mexico BulkSak sale, the Company recognized a pretax gain of $85 which is included in “Gain/(Loss) on divestiture of business and other assets” in the Company’s Consolidated Statements of Income.
On January 26, 2023, the Company completed the sale of its S3 business, a provider of customized waste and recycling management programs and part of the Company’s Industrial Paper Packaging segment, to Northstar, for total cash proceeds of $13,839. An additional $1,500 of proceeds are being held in escrow and will be released to the Company, pursuant to any indemnification claims, twenty months following the date of the divestiture. The Company wrote off net assets totaling $4,274 as part of the divestiture of the business, including $3,042 of allocated goodwill, and recognized a pretax gain of $11,065 during the first quarter of 2023, which is included in “Gain/(Loss) on divestiture of business and other assets” in the Company’s Consolidated Statements of Income. The escrow balance is reflected as a long-term receivable in “Other assets” on the Company’s Consolidated Balance Sheets as of December 31, 2023. The Company is also entitled to receive additional proceeds of $3,200 in the second quarter of 2024 if certain conditions are met. This contingent consideration will be recognized as an additional gain on the sale at the point the contingencies are resolved.
On January 26, 2023, in connection with the sale of the S3 business, the Company acquired a 2.7% equity interest in Northstar valued at $5,000. This investment is being accounted for under the measurement alternative (i.e., cost less impairment, adjusted for any qualifying observable price changes).
The divestitures of the S3 and BulkSak businesses did not represent a strategic shift for the Company or have a major effect on its operations or financial results. Consequently, these sales did not meet the criteria for reporting as discontinued operations. The cash proceeds from the sales were used for general corporate purposes.
On April 4, 2021, the Company completed the sale of its U.S. display and packaging business, part of the All Other group of businesses, to Hood Container Corporation. This business provided design, manufacturing and fulfillment of point-of-purchase displays, as well as contract packaging services, for consumer product customers and had approximately 450 employees across eight manufacturing and fulfillment facilities and four sales and design centers. The Company received net cash proceeds of $81,675 from the sale, wrote off net assets totaling $84,434, and recognized a loss on the divestiture of $2,759, before tax.
On September 30, 2021, the Company completed the sale of its Plastics-Food thermoforming operation in Wilson, North Carolina to Placon for net cash proceeds of $3,528, resulting in the recognition of a gain on the sale of $92, before tax.
These 2021 divestitures did not meet the criteria for reporting as discontinued operations.
The Company continually assesses its operational footprint as well as its overall portfolio of businesses and may consider the divestiture of plants and/or business units it considers to be suboptimal or nonstrategic.
Sale of Assets
With the completion of Project Horizon, the Company’s project to convert the corrugated medium machine in Hartsville, South Carolina, to produce uncoated recycled paperboard was realized. The Company now produces paper exclusively from recycled fibers and no longer requires natural tree fiber for production. Accordingly, on March 29, 2023, the Company sold its timberland properties, consisting of approximately 55,000 acres, to Manulife Investment Management for net cash proceeds of $70,802. The Company disposed of assets with a net book value of $9,857 as part of the sale, and recognized a pretax gain from the sale of these assets of $60,945 during the year ended December 31, 2023, which is included in “Gain/(Loss) on divestiture of business and other assets” in the Company’s Consolidated Statements of Income.
Acquisition, Integration, and Divestiture-Related Costs
Acquisition, integration, and divestiture-related costs of $26,254, $70,210, and $17,722 were incurred in 2023, 2022 and 2021, respectively. These costs include legal and professional fees, investment banking fees, representation and warranty insurance premiums, as well as employee-related and other integration activity costs, that are included in “Selling, general, and administrative expenses” in the Company’s Consolidated Statements of Income. The costs incurred in 2023 and 2022 also include fair value adjustments to acquisition-date inventory totaling $5,227 and $33,155, respectively, that are included in “Cost of sales” in the Company’s Consolidated Statements of Income.
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
Following are the total restructuring and asset impairment charges, net of adjustments, recognized during the periods presented:

	Year Ended December 31,
	2023	2022	2021
Restructuring and restructuring-related asset impairment charges	$56,933	$46,815	$9,176
Other asset impairments	—	10,095	5,034
Restructuring/Asset impairment charges	$56,933	$56,910	$14,210

The table below sets forth restructuring and restructuring-related asset impairment charges by type incurred:
F-15 FORM 10-K SONOCO 2023 ANNUAL REPORT

	Year Ended December 31,
	2023	2022	2021
Severance and Termination Benefits	$26,631	$17,983	$13,097
Asset Impairment/Disposal of Assets	19,603	9,442	(9,116)
Other Costs	10,699	19,390	5,195
Total restructuring and restructuring-related asset impairment charges	$56,933	$46,815	$9,176
The table below sets forth restructuring and restructuring-related asset impairment charges by reportable segment:

	Year Ended December 31,
	2023	2022	2021
Consumer Packaging	$8,059	$12,433	$3,427
Industrial Paper Packaging	38,754	16,019	(1,642)
All Other	7,623	(166)	2,969
Corporate	2,497	18,529	4,422
Total restructuring and restructuring-related asset impairment charges	$56,933	$46,815	$9,176
“Restructuring and restructuring-related asset impairment charges” and “Other asset impairments” are included in “Restructuring/Asset impairment charges” in the Consolidated Statements of Income.
The following table sets forth the activity in the restructuring accrual included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets:

Accrual Activity	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Liability, December 31, 2021	$10,917	$—	$1,873	$12,790
2022 charges	17,983	9,442	19,390	46,815
Cash (payments)/receipts	(14,024)	7,138	(19,836)	(26,722)
Asset write downs/disposals	—	(16,580)	—	(16,580)
Foreign currency translation	(199)	—	(35)	(234)
Liability, December 31, 2022	$14,677	$—	$1,392	$16,069
2023 charges	26,631	19,603	10,699	56,933
Cash (payments)/receipts	(27,000)	6,842	(10,522)	(30,680)
Asset write downs/disposals	—	(26,445)	—	(26,445)
Foreign currency translation	7	—	69	76
Liability, December 31, 2023	$14,315	$—	$1,638	$15,953

“Severance and Termination Benefits” in 2023 include the cost of severance for approximately 300 employees whose positions were eliminated in conjunction with the Company’s ongoing organizational effectiveness efforts and severance related to the following plant closures: paper mills in Hutchinson, Kansas and Indonesia, part of the Industrial Paper Packaging segment; a metal packaging facility and a perimeter-of-the-store facility in the United States, both part of the Consumer Packaging segment; medical plastics facilities in the United States and United Kingdom, part of the All Other group of businesses; and severance related to the closures of several smaller operations.
“Severance and Termination Benefits” in 2022 include the cost of severance provided to employees terminated as the result of various plant closures, and for approximately 180 employees whose positions were eliminated in conjunction with the Company's ongoing organizational effectiveness efforts.
“Asset Impairment/Disposal of Assets” in 2023 consist primarily of asset impairment charges related to the closure of a paper mill in Hutchinson, Kansas and a metal packaging facility in the United States, and medical plastics facilities in the United States and United Kingdom. These charges were partially offset by gains from the sale of previously impaired assets and a closed perimeter-of-the-store facility, part of the Consumer Packaging segment.
“Asset Impairment/Disposal of Assets” in 2022 consist primarily of asset impairment charges related to plant closures in the Industrial Paper Packaging and Consumer Packaging segments, including asset impairment charges of $3,620 related to Project Horizon. These charges were partially offset by gains from the sale of previously impaired assets and closed facilities in the Consumer Packaging segment and the “All Other” group of businesses. Cash proceeds in 2022 relate to the sales of these assets and facilities, including the partial sale of a previously closed paper mill in Canada, part of the Industrial Paper Packaging segment.
“Other Costs” in 2023 consist primarily of costs related to plant closures including equipment removal, utilities, plant security, property taxes and insurance. In 2022, “Other Costs” consist primarily of consulting services and costs related to plant closures including equipment removal, utilities, plant security, property taxes and insurance.
The Company expects to pay the majority of the remaining restructuring reserves by the end of 2024 using cash generated from operations. The Company also expects to recognize future additional charges totaling approximately $2,300 in connection with ongoing consulting services and previously announced restructuring actions and believes that the majority of these charges will be incurred and paid by the end of 2024. The Company continually evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions are likely to be undertaken.
F-16 FORM 10-K SONOCO 2023 ANNUAL REPORT

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
Total other asset impairment charges for the year ended December 31, 2022 also include $930 of fixed asset impairments in the Company’s plastics foods operations, part of the Consumer Packaging segment. These assets were determined to be impaired as the value of their projected undiscounted cash flows was no longer sufficient to recover their carrying value.
These impairment charges are included in “Restructuring/Asset impairment charges” in the Company’s Consolidated Statements of Income.
5. Book cash overdrafts and cash pooling
As part of its cash management system, the Company uses “zero balance” accounts to fund disbursements. Under this system, the bank balance is zero at the end of each day, while the book balance is usually a negative amount due to reconciling items such as outstanding checks. At December 31, 2023 and 2022, outstanding checks totaling $24,638 and $17,986, respectively, were included in “Payable to suppliers” on the Company’s Consolidated Balance Sheets. In addition, outstanding payroll checks of $0 and $244 as of December 31, 2023 and 2022, respectively, were included in “Accrued wages and other compensation” on the Company’s Consolidated Balance Sheets. Changes in these book cash overdrafts are reported as cash flows from financing activities.
The Company uses a notional pooling arrangement with an international bank to help manage global liquidity requirements. Under this pooling arrangement, the Company and its participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits, and has the right to offset the cash deposits against the borrowings, the bank provides the Company and its participating subsidiaries favorable interest terms on both. The Company’s Consolidated Balance Sheets reflect a net cash deposit under this pooling arrangement of $1,308 and $2,375 as of December 31, 2023 and 2022, respectively.
6. Property, plant and equipment
Details of the Company’s property, plant and equipment at December 31 are as follows:

	2023	2022
Land	$135,518	$131,362
Timber resources	—	42,202
Buildings	740,138	664,012
Machinery and equipment	3,825,134	3,528,545
Construction in progress	269,061	226,701
	4,969,851	4,592,822
Accumulated depreciation and depletion	(3,063,714)	(2,882,423)
Property, plant and equipment, net	$1,906,137	$1,710,399

Depreciation and depletion expense amounted to $240,614 in 2023, $216,138 in 2022 and $189,667 in 2021.
7. Leases
The Company routinely enters into leasing arrangements for real estate (including manufacturing facilities, office space, and warehouses), transportation equipment (automobiles, forklifts, and trailers), and office equipment (copiers and postage machines). The assessment of the certainty associated with the exercise of various lease renewal, termination, and purchase options included in the Company’s lease contracts is performed after contemplating all the relevant facts and circumstances in accordance with guidance under ASC 842, “Leases.” Most real estate leases, in particular, include one or more options to renew, with renewal terms that typically extend the lease term in increments from one to five years. The Company’s leases do not have any significant residual value guarantees or restrictive covenants.
The Company completed the acquisition of the remaining interest in RTS Packaging and the acquisition of the Chattanooga Mill on September 8, 2023. The acquisition included operating lease liabilities of $34,604 with a weighted-average remaining lease maturity term and discount rate of 11.5 years and 6.4%, respectively.
The Company completed the acquisition of Metal Packaging on January 26, 2022. The acquisition involved the assumption of operating and finance lease assets and liabilities. The acquired operating lease liabilities of $33,910 had a weighted-average remaining lease maturity term and discount rate of 11.0 years and 2.8%, respectively, and the acquired finance lease liabilities of $46,687 had a weighted-average remaining lease maturity term and discount rate of 3.8 years and 7.5%, respectively, as of the date of acquisition. For additional information about these acquisitions, please see Note 3.
F-17 FORM 10-K SONOCO 2023 ANNUAL REPORT

The following table sets forth the balance sheet location and values of the Company’s lease assets and lease liabilities at December 31, 2023 and December 31, 2022:

Classification	Balance Sheet Location	December 31, 2023	December 31, 2022
Lease Assets
Operating lease assets	Right of Use Asset - Operating Leases	$314,944	$296,781
Finance lease assets	Other Assets	94,026	103,467
Total lease assets		$408,970	$400,248

Lease Liabilities
Current operating lease liabilities	Accrued expenses and other	$54,803	$52,306
Current finance lease liabilities	Notes payable and current portion of long-term debt	18,791	19,015
Total current lease liabilities		73,594	71,321

Noncurrent operating lease liabilities	Noncurrent Operating Lease Liabilities	265,454	250,994
Noncurrent finance lease liabilities	Long-term Debt, net of current portion	70,203	83,905
Total noncurrent lease liabilities		335,657	334,899
Total lease liabilities		$409,251	$406,220
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
The following table sets forth the components of the Company’s total lease cost for the years ended December 31, 2023, 2022, and 2021:

Lease Cost		2023	2022	2021
Operating lease cost	(a)	$54,990	$51,890	$48,158
Finance lease cost:
Amortization of lease asset	(a) (b)	13,110	12,241	5,747
Interest on lease liabilities	(c)	4,447	4,751	1,384
Variable lease cost	(a) (d)	40,983	30,269	26,198
Impairment charges	(e)	—	293	148
Total lease cost		$113,530	$99,444	$81,635
(a) Production-related and administrative amounts are included in cost of sales and selling, general and administrative expenses, respectively.
(b) Included in depreciation and amortization.
(c) Included in interest expense.
(d) Also includes short-term lease costs, which are deemed immaterial.
(e) Impairment charges are included in “Restructuring/asset impairment charges” in the Company’s Consolidated Statements of Income. See Note 4 for more information.

The following table sets forth the five-year maturity schedule of the Company’s lease liabilities as of December 31, 2023:

Maturity of Lease Liabilities	Operating Leases	Finance Leases	Total
2024	$55,688	$19,163	$74,851
2025	48,400	21,186	69,586
2026	38,379	16,727	55,106
2027	34,125	4,791	38,916
2028	31,329	4,277	35,606
Beyond 2028	198,533	38,922	237,455
Total lease payments	406,454	105,066	511,520
Less: Interest	86,197	16,072	102,269
Lease Liabilities	$320,257	$88,994	$409,251

F-18 FORM 10-K SONOCO 2023 ANNUAL REPORT

The following tables set forth the Company’s weighted average remaining lease term and discount rates used in the calculation of its outstanding lease liabilities at December 31, 2023, 2022, and 2021, along with other lease-related information for the years ended December 31, 2023, 2022, and 2021:

Lease Term and Discount Rate	2023	2022	2021
Weighted-average remaining lease term (years):
Operating leases	10.7	11.2	11.8
Finance leases	8.8	9.2	13.5
Weighted-average discount rate:
Operating leases	4.97%	4.27%	4.09%
Finance leases	4.89%	4.79%	2.86%

Other Information	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$54,877	$52,198	$50,479
Operating cash flows used by finance leases	$4,447	$4,751	$1,384
Financing cash flows used by finance leases	$15,559	$12,687	$4,699
Leased assets obtained in exchange for new operating lease liabilities	$33,059	$36,158	$20,505
Leased assets obtained in exchange for new finance lease liabilities	$8,354	$10,091	$14,643
Modification to leased assets for increase in operating lease liabilities	$2,938	$2,807	$15,936
Modification to leased assets for increase/(decrease) in finance lease liabilities	$18	$(642)	$9,586
Termination reclasses to decrease operating lease assets	$(15,314)	$(4,285)	$(5,267)
Termination reclasses to decrease operating lease liabilities	$(16,169)	$(4,537)	$(5,602)
Termination reclasses to decrease finance lease assets	$(4,564)	$(1,351)	$(125)
Termination reclasses to decrease finance lease liabilities	$(6,462)	$(87)	$(130)
8. Goodwill and other intangible assets
Goodwill
Changes in the carrying amount of goodwill by segment for the year ended December 31, 2023, are as follows:

	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Balance as of January 1, 2023	$898,625	$394,826	$381,860	$1,675,311
Acquisitions	15,704	92,657	—	108,361
Divestitures	—	(6,375)	—	(6,375)
Measurement period adjustments	439	14,644	—	15,083
Foreign currency translation	5,669	10,654	1,951	18,274
Balance as of December 31, 2023	$920,437	$506,406	$383,811	$1,810,654

Goodwill activity reflected under the caption “Acquisitions” relates to the September 8, 2023 acquisitions of the remaining interest in RTS Packaging and the Chattanooga Mill and the December 1, 2023 acquisition of Inapel. Goodwill activity reflected under the caption “Divestitures” relates to the sales of the Company’s S3 business on January 26, 2023 and the U.S. BulkSak business on July 1, 2023. Goodwill activity reflected under the caption “Measurement period adjustments” relates to the current year acquisitions of the remaining interest in RTS Packaging and the Chattanooga Mill, as well as the prior year acquisitions of Metal Packaging, Skjern and Nordeste. See Note 3 for additional information.
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
F-19 FORM 10-K SONOCO 2023 ANNUAL REPORT

In the annual goodwill impairment analysis completed during the third quarter of 2023, projected future cash flows for the Plastics-Medical reporting unit were discounted at 12.0% and its estimated fair value was determined to exceed its carrying values by approximately 29.9%. Based on the discounted cash flow model and holding other valuation assumptions constant, the discount rate for this reporting unit would have to be increased to 14.5% in order for the estimated fair value of the reporting unit to fall below its carrying value. Total goodwill associated with the Plastics-Medical reporting unit was $64,212 at December 31, 2023.
During the time subsequent to the annual evaluation, and at December 31, 2023, the Company considered whether any events and/or changes in circumstances had resulted in the likelihood that the goodwill of any of its reporting units may have been impaired. It is management’s opinion that no such events have occurred.
Other intangible assets
Details at December 31 are as follows:

	2023	2022
Other Intangible Assets, Gross:
Patents	$29,304	$29,303
Customer lists	1,282,689	1,092,232
Trade names	41,836	34,220
Proprietary technology	56,857	57,720
Other	6,916	6,721
Other Intangible Assets, Gross	$1,417,602	$1,220,196
Accumulated Amortization:
Patents	$(19,549)	$(17,889)
Customer lists	(493,778)	(417,034)
Trade names	(18,845)	(15,892)
Proprietary technology	(29,013)	(25,113)
Other	(2,747)	(2,670)
Accumulated Amortization	$(563,932)	$(478,598)
Other Intangible Assets, Net	$853,670	$741,598

The acquisition of the remaining interest in RTS Packaging and the acquisition of the Chattanooga Mill on September 8, 2023, and the December 1, 2023 acquisition of Inapel, resulted in the addition of $199,217 of intangible assets, primarily related to customer lists. These intangibles will be amortized over an average useful life of 14.8 years. The fair values of intangible assets associated with these acquisitions were determined using an income valuation approach.
Aggregate amortization expense on intangible assets was $87,264, $80,445 and $49,419 for the years ended December 31, 2023, 2022 and 2021, respectively. Amortization expense on intangible assets is expected to approximate $88,200 in 2024, $79,200 in 2025, $75,300 in 2026, $73,900 in 2027 and $73,100 in 2028 based on intangible assets as of December 31, 2023.
9. Supply chain financing
The following table sets forth the balance sheet location and values of the obligations of the Company under its SCF Programs at December 31, 2023 and December 31, 2022:

Balance Sheet Line Item	December 31, 2023	December 31, 2022
Payable to suppliers(a)	$35,847	$52,415
Notes payable and current portion of long-term debt(b)	$—	$63,448
(a) The net payment of these obligations is included in “Net cash provided by operating activities” in the Company’s Consolidated Statements of Cash Flows.
(b) The net payment of these obligations is included in “Net cash provided/(used) by financing activities” in the Company’s Consolidated Statements of Cash Flows.

F-20 FORM 10-K SONOCO 2023 ANNUAL REPORT

10. Debt
Details of the Company’s debt at December 31 were as follows:

	2023	2022
Syndicated term loan due August 2028	$572,025	$—
Syndicated term loan due January 2025	—	299,644
Syndicated term loan due December 2023	—	399,246
1.80% notes due February 2025	399,149	398,369
2.25% notes due February 2027	298,421	297,910
2.85% notes due February 2032	495,785	495,264
3.125% notes due May 2030	596,480	595,911
5.75% notes due November 2040	536,246	536,214
Other foreign denominated debt, average rate of 10.4% in 2023 and 5.7% in 2022	78,800	20,668
Finance lease obligations	88,994	102,920
Other debt	17,100	76,077
Total debt	$3,083,000	$3,222,223
Less: Notes payable and current portion of long-term debt	47,132	502,440
Long-term debt	$3,035,868	$2,719,783
On August 7, 2023, the Company entered into a credit agreement with a consortium of Farm Credit System institutions and CoBank, ACB, as Administrative Agent (the “Term Loan Agreement”). The Term Loan Agreement provides the Company with the ability to borrow up to $900,000 on an unsecured basis (the “Term Loan Facility”). A total of $600,000 was drawn from the Term Loan Facility on August 7, 2023 and used to repay the syndicated term loans that were due in December 2023 and January 2025, and to make certain capital expenditures and reimburse the Company for certain capital expenditures it had made in its operation of waste disposal facilities in rural areas. An additional $270,000 was drawn from the Term Loan Facility on September 8, 2023 and used to partially fund the acquisition of the remaining interest in RTS Packaging and the acquisition of the Chattanooga Mill (see Note 3 for more information). Borrowings under the Term Loan Facility, net of any prepayments, will become payable in full on August 7, 2028. As of December 31, 2023, the Company had repaid a total of $295,000 of the amounts drawn under the Term Loan Facility. Borrowings under the Term Loan Facility bear interest at a fluctuating rate per annum equal to, at the Company’s option, (i) the forward-looking SOFR term rate (“Term SOFR” and such borrowings, “Term SOFR Loans”), (ii) a base rate set forth in the Term Loan Agreement, or (iii) a combination thereof, plus, in each case, an applicable margin calculated based on the Company’s credit ratings and, in the of case of Term SOFR Loans, a SOFR Adjustment (as defined in the Term Loan Agreement) of 0.1%. The Company has designated its borrowings under the Term Loan Facility as Term SOFR Loans. The margin currently applicable to Term SOFR Loans based on the Company’s credit ratings, together with the SOFR Adjustment, is 1.90%. If Term SOFR ceases to be available, the benchmark rate shall switch to Daily Simple SOFR (as defined in the Term Loan Agreement). There is no required amortization under the Term Loan Facility, and voluntary prepayments are permissible without penalty, subject to certain conditions pertaining to minimum notice and minimum prepayment and reduction amounts as described in the Term Loan Agreement.
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
On June 30, 2021, the Company entered into a new five-year $750,000, unsecured revolving credit facility which replaced an existing credit facility entered into on July 20, 2017, and reflects substantially the same terms and conditions. Consistent with prior facilities, this revolving credit facility supports the Company’s $500,000 commercial paper program. Based on the pricing grid, the Credit Agreement for the revolving credit facility and Sonoco’s current credit ratings, any drawings are subject to the Term SOFR plus the 125.0 basis points margin. On August 7, 2023, the Company increased the commitments under this facility by $150,000 to an aggregate amount of $900,000.
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
F-21 FORM 10-K SONOCO 2023 ANNUAL REPORT

The principal requirements of debt maturing in the next five years are:

	2024	2025	2026	2027	2028
Debt maturities by year	$47,132	$449,774	$21,778	$310,355	$583,655
As of December 31, 2023, the Company has scheduled debt maturities through the next twelve months of $47,132. At December 31, 2023, the Company had $151,937 in cash and cash equivalents on hand and $900,000 in committed capacity available for drawdown under its revolving credit facility. The Company believes that these amounts, combined with expected net cash flows from operating activities, provide ample liquidity to cover these debt maturities and other cash flow needs of the Company over the course of the next year.
In addition, the Company had approximately $238,400 available under unused short-term lines of credit at December 31, 2023. These short-term lines of credit are available for general corporate purposes of our subsidiaries, including working capital and hedging requirements.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenants currently require the Company to maintain a minimum level of interest coverage and a minimum level of net worth, as defined in the agreements. As of December 31, 2023, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.
11. Financial instruments and derivatives
The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments for which the carrying amount differs from the fair value.

	December 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, net of current portion	$3,035,868	$2,890,009	$2,719,783	$2,477,884
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
Cash Flow Hedges
At December 31, 2023 and 2022, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. These contracts, which have maturities ranging through December 2024, qualify as cash flow hedges under U.S. GAAP. For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item.
Commodity Cash Flow Hedges
Certain derivative contracts entered into to manage the cost of anticipated purchases of natural gas and aluminum have been designated by the Company as cash flow hedges. At December 31, 2023, these contracts included natural gas swaps covering approximately 0.1 million MMBTUs, representing approximately 1% of anticipated natural gas usage in 2024. The Company also has certain natural gas hedges that are not designated as cash flow hedges. See “Non-Designated Derivatives” below for a discussion of these hedges. The Company has also designated swap contracts covering 488 metric tons of aluminum as cash flow hedges. These contracts represent approximately 10% of anticipated aluminum usage for 2024. The fair values of the Company’s commodity cash flow hedges netted to a loss position of $(41) and $(172) at December 31, 2023 and December 31, 2022, respectively. The amount of the loss included in accumulated other comprehensive loss at December 31, 2023, expected to be reclassified to the income statement during the next twelve months is $(41).
Foreign Currency Cash Flow Hedges
The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales, purchases, and capital spending expected to occur in 2024. The net positions of these contracts at December 31, 2023, were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	purchase	22,276,464
Mexican peso	purchase	579,207
Polish zloty	purchase	131,417
Danish Krone	purchase	48,225
Swedish Krone	sell	(6,827)
Czech koruna	purchase	109,362
Euro	purchase	2,291
Turkish lira	purchase	57,507
Brazilian real	purchase	54,302
British pound	sell	(435)
Canadian dollar	purchase	35,016
The fair value of foreign currency cash flow hedges related to forecasted sales and purchases netted to a gain position of $1,502 at December 31, 2023, and a loss position of $(299) at December 31, 2022. The amount of the gain expected to be reclassified from accumulated other comprehensive loss to the income statement during the next twelve months is $1,502. In addition, the Company has entered into forward contracts to hedge certain foreign currency cash flow transactions related to construction in progress. As of December 31, 2023 and December 31, 2022, the net positions of these contracts were $0 and $(564), respectively. During the twelve months ended December 31, 2023, losses from these hedges totaling $(401) were reclassified from accumulated other comprehensive loss and included in the carrying value of the
F-22 FORM 10-K SONOCO 2023 ANNUAL REPORT

capitalized expenditures. No gains or losses are expected to be reclassified from accumulated other comprehensive loss and included in the carrying value of the related fixed assets acquired during the next twelve months.
Net Investment Hedge
During 2023, the Company became a party to cross-currency swap agreements with a total notional amount of $500,000 to effectively convert a portion of the Company’s fixed-rate U.S. dollar denominated debt, including the semi-annual interest payments, to fixed-rate euro-denominated debt. The swap agreements, which have a maturity of December 18, 2026, provide for the Company to receive semi-annual interest payments in U.S. dollars at a fixed rate and to make semi-annual interest payments in euro at a fixed rate. The risk management objective of entering into the swap agreements is to manage foreign currency risk relating to net investments in certain European subsidiaries denominated in euros. The agreements are designated as net investment hedges for accounting purposes.
The gain or loss on the net investment hedge derivative instrument is included in the foreign currency translation component of accumulated other comprehensive loss until the net investment is sold, diluted, or liquidated. Interest payments received for the cross-currency swaps are excluded from the net investment hedge effectiveness assessment and are recorded in “Interest expense” on the Company’s Consolidated Statements of Income. The assumptions used in measuring fair value of the cross-currency swaps are considered level 2 inputs, which are based upon the Euro-to-U.S. dollar exchange rate market.
For the year ended December 31, 2023, the fair value of the Company’s net investment hedges was a loss position of $5,073, and a loss of $3,779 (net of income taxes of $1,294) was reported as a component of accumulated other comprehensive loss within foreign currency items.
Non-Designated Derivatives
The Company routinely enters into other derivative contracts which are not designated for hedge accounting treatment under ASC 815, “Derivatives and Hedging.” As such, changes in fair value of these non-designated derivatives are recorded directly to income and expense in the periods that they occur.
Foreign Currency Hedges
The Company routinely enters into forward contracts or swaps to economically hedge the currency exposure of intercompany debt and foreign currency denominated receivables and payables. The net currency positions of these non-designated contracts at December 31, 2023, were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	Purchase	59,655,780
Indonesian rupiah	Purchase	7,711,880
Mexican peso	Purchase	403,952
Turkish lira	Purchase	5,593
Canadian dollar	Purchase	5,923
Thai Baht	Sell	(10,459)
Commodity Hedges
The Company has entered into non-designated derivative contracts to manage the cost of anticipated purchases of natural gas. At December 31, 2023, these contracts consisted of natural gas swaps covering approximately 5.4 million MMBTUs and represented approximately 75% of anticipated usage in North America for 2024, respectively.
Interest Rate Hedges
Pursuant to the registered public offering of unsecured 2.85% notes with a principal amount of $500,000 maturing on February 1, 2032, the Company entered into two treasury lock derivative instruments with a notional principal amount of $150,000 each on December 29, 2021 with the risk management objective of reducing the Company's exposure to increases in the underlying Treasury index up to the date of pricing of the notes. The derivatives were settled when the bonds priced on January 11, 2022, with the Company recognizing a gain on the settlement of $5,201. The gain is included in “Selling, general and administrative expenses” on the Company’s Consolidated Statements of Income for the year ended December 31, 2022.
The fair value of the Company’s non-designated derivatives position was a loss of $(6,790) and $(8,692) at December 31, 2023 and December 31, 2022, respectively. The following table sets forth the location and fair values of the Company’s derivative instruments at December 31, 2023 and December 31, 2022:
F-23 FORM 10-K SONOCO 2023 ANNUAL REPORT

		Fair Value at December 31
Description	Balance Sheet Location	2023	2022
Derivatives designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$67	$10
Commodity Contracts	Other assets	—	8
Commodity Contracts	Accrued expenses and other	(108)	(155)
Commodity Contracts	Other liabilities	—	(35)
Foreign Exchange Contracts	Prepaid expenses	2,525	1,251
Foreign Exchange Contracts	Accrued expenses and other	(1,024)	(2,114)
Net investment hedge	Prepaid expenses	5,567	—
Net investment hedge	Other liabilities	(10,640)	—
Derivatives not designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$12	$5
Commodity Contracts	Other assets	—	251
Commodity Contracts	Accrued expenses and other	(6,782)	(8,599)
Commodity Contracts	Other liabilities	—	(295)
Foreign Exchange Contracts	Prepaid expenses	130	115
Foreign Exchange Contracts	Accrued expenses and other	(159)	(169)
While certain of the Company's derivative contract arrangements with its counterparties provide for the ability to settle contracts on a net basis, the Company reports its derivative positions on a gross basis. There are no collateral arrangements or requirements in these agreements.
The following tables set forth the effect of the Company’s derivative instruments on financial performance for the year ended December 31, 2023 and December 31, 2022, excluding the gains or losses on foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to the carrying value of the capitalized expenditures:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income
Derivatives in Cash Flow Hedging Relationships:
Year Ended December 31, 2023
Foreign Exchange Contracts	$8,982	Net sales	$10,860
		Cost of sales	$(3,728)
Commodity Contracts	$99	Cost of sales	$(32)

Year Ended December 31, 2022
Foreign Exchange Contracts	$(1,009)	Net sales	$3,460
		Cost of sales	$(2,852)
Commodity Contracts	$5,321	Cost of sales	$6,948

Description	Gain or (Loss) Recognized	Location of Gain or (Loss) Recognized in Income Statement
Derivatives not Designated as Hedging Instruments:
Year Ended December 31, 2023
Commodity Contracts	$(19,087)	Cost of Sales
Foreign Exchange Contracts	$7,560	Selling, general and administrative
Year Ended December 31, 2022
Commodity Contracts	$1,831	Cost of sales
Foreign Exchange Contracts	$355	Selling, general and administrative
F-24 FORM 10-K SONOCO 2023 ANNUAL REPORT

	Year Ended December 31, 2023		Year Ended December 31, 2022
Description	Net Sales	Cost of Sales	Net Sales	Cost of Sales
Total amount of income and expense line items presented in the Consolidated Statements of Income	$10,860	$(3,760)	$3,460	$4,096

Gain or (loss) on cash flow hedging relationships:
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into net income	$10,860	$(3,728)	$3,460	$(2,852)

Commodity contract:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into net income	$—	$(32)	$—	$6,948

F-25 FORM 10-K SONOCO 2023 ANNUAL REPORT

12. Fair value measurements
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
Assets that are calculated at net asset value (“NAV”) per share are not required to be categorized within the fair value hierarchy.
The following tables set forth information regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis:

Description	December 31, 2023	Assets measured at NAV (f)	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(41)	$—	$—	$(41)	$—
Foreign exchange contracts	1,502	—	—	1,502	—
Net investment hedge	(5,073)	—	—	(5,073)	—
Non-hedge derivatives, net:
Commodity contracts	(6770)	—	—	(6770)	—
Foreign exchange contracts	(29)	—	—	(29)	—
Postretirement benefit plan assets:
Common Collective(a)	12,958	12,958	—	—	—
Mutual funds(b)	45,931	—	—	45,931	—
Fixed income securities(c)	242,702	63,849	—	178,853	—
Short-term investments(d)	4,175	—	—	4,175	—
Real estate funds(e)	400	400	—	—	—
Cash and accrued income	2,634	—	2,634	—	—
Total postretirement benefit plan assets	$308,800	$77,207	$2,634	$228,959	$—
Description	December 31, 2022	Assets measured at NAV (f)	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(172)	$—	$—	$(172)	$—
Foreign exchange contracts	(863)	—	—	(863)	—
Non-hedge derivatives, net:
Commodity contracts	(8,638)	—	—	(8,638)	—
Foreign exchange contracts	(54)	—	—	(54)	—
Postretirement benefit plan assets:
Common Collective(a)	6,497	6,497	—	—	—
Mutual funds(b)	50,467	—	—	50,467	—
Fixed income securities(c)	198,628	32,927	—	165,701	—
Short-term investments(d)	1,099	—	—	1,099	—
Real estate funds(e)	680	680	—	—	—
Cash and accrued income	8,504	—	8,504	—	—
Total postretirement benefit plan assets	$265,875	$40,104	$8,504	$217,267	$—
a.Common collective trust investments consist of domestic and international large and mid capitalization equities, including emerging markets and funds invested in both short-term and long-term bonds. Underlying investments are generally valued at closing prices from national exchanges. Commingled funds, private securities, and limited partnerships are valued at unit values or NAVs provided by the investment managers.
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
e.Includes investments in real estate funds (including office, industrial, residential and retail). Underlying real estate securities are generally valued at closing prices from national exchanges.
f.Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
F-26 FORM 10-K SONOCO 2023 ANNUAL REPORT

The Company’s pension plan assets comprise more than 96% of its total postretirement benefit plan assets. Accordingly, the assets of the Company’s various pension plans and retiree health and life insurance plans are not shown separately, but are combined in the tables above. Postretirement benefit plan assets are netted against postretirement benefit obligations to determine the funded status of each plan. The funded status is recognized in the Company’s Consolidated Balance Sheets as shown in Note 14.
As discussed in Note 11, the Company uses derivatives to mitigate the effect of commodity fluctuations, foreign currency fluctuations and, from time to time, interest rate movements. Fair value measurements for the Company’s derivatives are classified under Level 2 because such measurements are estimated based on observable inputs such as interest rates, yield curves, spot and future commodity prices, and spot and future exchange rates.
The Company does not currently have any nonfinancial assets or liabilities that are recognized or disclosed at fair value on a recurring basis. None of the Company’s financial assets or liabilities are measured at fair value using significant unobservable inputs. There were no transfers in or out of Level 1 or Level 2 fair value measurements during the years ended December 31, 2023 or 2022. For additional fair value information on the Company’s financial instruments, see Note 11.
13. Share-based compensation plans
The Company provides share-based compensation to certain employees and non-employee directors in the form of restricted stock units (“RSUs”), performance contingent restricted stock units (“PCSUs”), and other share-based awards pursuant to the Sonoco Products Company 2019 Omnibus Incentive Plan (the “2019 Plan”), which became effective upon approval by the shareholders on April 17, 2019.
At December 31, 2023, a total of 5,069,768 shares remain available for future grant under the 2019 Plan. The Company issues new shares for stock unit conversions and stock appreciation right exercises.
Accounting for share-based compensation
Total compensation cost for share-based payment arrangements was $27,780, $31,309 and $22,608, for 2023, 2022 and 2021, respectively. The related tax benefit recognized in net income/(loss) was $6,920, $7,999, and $5,715, for the same years, respectively. Share-based compensation expense is included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income. The Company accounts for forfeitures of its share-based payment arrangements as they occur.
An “excess” tax benefit is created when the tax deduction for an exercised stock appreciation right or converted stock unit exceeds the compensation cost that has been recognized in income. The additional net excess tax benefit realized was $978, $1,367 and $1,110 for 2023, 2022 and 2021, respectively.
Restricted Stock Units
The Company grants awards of RSUs to executive officers and certain key management employees annually on a discretionary basis. These awards vest over a three-year period with one-third vesting on each anniversary date of the grant. The expense for these RSUs is recognized following the graded-vesting method, which results in front-loaded expense being recognized during the early years of the required service period. For grants awarded prior to 2021, participants must be actively employed by the Company on the vesting date for shares to be issued, except in the event of the participant’s death, disability, or involuntary (or good reason) termination within two years of a change in control prior to full vesting, in which case shares will immediately vest. For awards granted since 2020, in the event of the participant’s death, disability or retirement prior to full vesting, shares will be issued on a pro rata basis up through the time the participant’s employment or service ceases. Once vested, these awards do not expire.
The Company from time to time grants special RSUs to certain of its executive officers and directors. These awards normally vest over a five-year period with one-third vesting on each of the third, fourth and fifth anniversaries of the grant, but in some circumstances may vest over a shorter period, or cliff vest at the end of the five-year period. Normally a participant must be actively employed by, or serving as a director of, the Company on the vesting date for shares to be issued, but the Company may make other arrangements in connection with termination of employment prior to the vesting date. Officers and directors can elect to defer receipt of RSUs, which will be issued in shares of Sonoco common stock in installments beginning no earlier than six months following separation from the Company or the Board of Directors (the “Board”), respectively. Key management employees are required to take receipt of the stock issued upon the vest date.
The weighted-average grant-date fair value of RSUs granted was $56.87, $53.55 and $57.77 per share in 2023, 2022 and 2021, respectively. The fair value of shares vesting during the year was $10,320, $6,243, and $4,063 for 2023, 2022 and 2021, respectively. Non-cash stock-based compensation associated with restricted stock grants totaled $15,005, $11,113 and $8,278 for 2023, 2022 and 2021, respectively. As of December 31, 2023, there was $11,674 of total unrecognized compensation cost related to nonvested RSUs. This cost is expected to be recognized over a weighted-average period of 26 months.
The activity related to RSUs for the year ended December 31, 2023 is as follows:

	Nonvested	Vested	Total	Average Grant Date Fair Value Per Share
Outstanding, December 31, 2022	462,395	73,309	535,704	$53.23
Granted	325,771	—	325,771	$56.87
Vested	(172,786)	172,786	—
Converted		(179,198)	(179,198)	$54.12
Cancelled	(24,148)	—	(24,148)	$55.79
Dividend equivalents	2,213	1,918	4,131	$56.97
Outstanding, December 31, 2023	593,445	68,815	662,260	$54.71
Performance Contingent Restricted Stock Units
The Company grants PCSUs annually on a discretionary basis to executive officers and certain key management employees. The ultimate number of PCSUs awarded is dependent upon the degree to which performance, relative to defined targets related to earnings and return on invested capital is achieved over a three-year performance cycle and for the 2023 PCSU grant only, a modifier for total stock return performance.
The Company estimates the fair value of its 2023 PCSUs based upon the Company’s stock price on the date of grant and an estimate of the Company’s payout modifier based upon the projected total stock return performance relative to its peer group companies. The comparative
F-27 FORM 10-K SONOCO 2023 ANNUAL REPORT

market indices for the awards that vest based on total stock return to shareholders are the S&P Composite 1500 Materials Index. If the Company’s actual total stock return for the three-year measurement period is determined to be between the 25th and 75th percentile relative to its peers, no additional modifier is triggered for the 2023 PCSU grant upon vesting. If the Company’s total stock return for the three-year measurement period is determined to be above the 75th percentile, the modifier adds 20% to the award’s vested share payout for total stock return performance in the top quartile, and if the Company’s return falls below the 25th percentile relative to its peers, the modifier reduces the award’s share payout by 20% for performance in the bottom quartile.
PCSUs granted vest at the end of the three-year performance period if the respective performance targets are met. No units will be awarded if the performance targets are not met. Upon vesting, PCSUs are convertible into common shares on a one-for-one basis. Officers can elect to defer receipt of PCSUs, which will be issued in shares of Sonoco common stock in installments beginning no earlier than six months following separation from the Company. Key management employees are required to take receipt of the stock issued upon the vest date. Except in the event of the participant's death, disability, or retirement, if a participant is not employed by the Company at the end of the performance period, no PCSUs will vest. However, in the event of the participant’s death, disability or retirement prior to full vesting, shares will be issued on a pro rata basis up through the time the participant’s employment or service ceases. In the event of a change in control, as defined under the 2019 Plan, all unvested PCSUs will vest at target on a pro rata basis if the change in control occurs during the three-year performance period.
The activity related to PCSUs for the year ended December 31, 2023 is as follows:

	Nonvested	Vested	Total	Average Grant Date Fair Value per Share
Outstanding, December 31, 2022	599,382	302,400	901,782	$52.81
Granted	205,178	—	205,178	$55.04
Performance adjustments	(129,224)	—	(129,224)	$55.04
Vested	(225,530)	225,530	—
Converted	—	(291,818)	(291,818)	$51.68
Cancelled	(31,403)	—	(31,403)	$54.08
Dividend equivalents	—	380	380	$56.99
Outstanding, December 31, 2023	418,403	236,492	654,895	$53.51
2023 PCSU. As of December 31, 2023, the 2023 PSCUs to be awarded are estimated to range from 0 to 449,255 units, including the 20% total stock return modifier, and are tied to the three-year performance period ending December 31, 2025.
2022 PCSU. As of December 31, 2023, the 2022 PSCUs to be awarded are estimated to range from 0 to 342,808 units and are tied to the three-year performance period ending December 31, 2024.
2021 PCSU. The performance cycle for the 2021 PSCUs was completed on December 31, 2023. Outstanding stock units of 225,530 units were determined to have been earned. The fair value of these units was $12,600 as of December 31, 2023.
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
The weighted-average grant-date fair value of PCSUs granted was $55.04, $51.94, and $55.95 per share in 2023, 2022 and 2021, respectively. Non-cash stock-based compensation associated with PCSUs totaled $10,751, $17,900 and $11,477 for 2023, 2022 and 2021, respectively. As of December 31, 2023, there was approximately $8,746 of total unrecognized compensation cost related to nonvested PCSUs. This cost is expected to be recognized over a weighted-average period of 16 months.
Stock appreciation rights
Through 2019, the Company granted stock appreciation rights (“SARs”) annually on a discretionary basis to key employees. These SARs had an exercise price equal to the closing market price on the date of the grant and can be settled only in stock. The SARs granted from 2015 through 2019 vested over three years, with one-third vesting on each anniversary date of the grant, and had 10-year terms. All outstanding SARs are vested as of December 31, 2023.
SARs expense was recognized following the graded-vesting method. As of December 31, 2023, there is no unrecognized compensation cost, and no non-cash stock-based compensation expense was incurred for the year ended December 31, 2023 related to nonvested SARs. Noncash stock-based compensation expense associated with SARs totaled $40 for 2022 and $347 for 2021.
The aggregate intrinsic value of SARS exercised during 2023, 2022, and 2021 was $158, $582, and $2,575, respectively. The activity related to the Company’s SARs for the year ended December 31, 2023 is as follows:

	Nonvested	Vested	Total	Weighted- average Exercise Price
Outstanding, December 31, 2022	—	764,806	764,806	$54.98
Vested	—	—	—
Granted	—	—	—	$—
Exercised	—	(26,671)	(26,671)	$49.96
Forfeited/Expired	—	(8,620)	(8,620)	$—
Outstanding, December 31, 2023	—	729,515	729,515	$55.13
Exercisable, December 31, 2023	—	729,515	729,515	$55.13

F-28 FORM 10-K SONOCO 2023 ANNUAL REPORT

The weighted average remaining contractual life for both SARs outstanding and exercisable at December 31, 2023 was 4.1 years. The aggregate intrinsic value for both SARs outstanding and exercisable at December 31, 2023 was $2,217. At December 31, 2023, the fair market value of the Company’s stock used to calculate intrinsic value was $55.87 per share.
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
Non-employee directors may elect to defer a portion of their cash retainer or other fees (except chair retainers) into phantom stock equivalent units as if Sonoco shares were actually purchased. The deferred stock equivalent units accrue dividend equivalents, and are issued in shares of Sonoco common stock beginning six months following termination of Board service. Directors must elect to receive these deferred distributions in one, three or five annual installments.
The activity related to deferred compensation for equity award units granted to both employees and non-employee directors combined is as follows:

Total
Outstanding, December 31, 2022	287,015
Deferred	36,254
Converted	(8,406)
Dividend equivalents	9,739
Outstanding, December 31, 2023	324,602

Compensation deferrals for employees and directors, all of which will be settled in Company stock after retirement, totaled $2,024, $2,256, and $2,507, during 2023, 2022, and 2021, respectively.
F-29 FORM 10-K SONOCO 2023 ANNUAL REPORT

14. Employee benefit plans
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
The components of net periodic benefit cost include the following:

	2023	2022	2021
Retirement Plans
Service cost	$2,918	$3,304	$3,916
Interest cost	18,101	10,562	24,186
Expected return on plan assets	(9,451)	(10,302)	(22,888)
Amortization of prior service cost	926	913	900
Amortization of net actuarial loss	4,300	6,240	16,503
Effect of settlement loss	1,010	479	550,706
Effect of curtailment loss	—	43	—
Net periodic benefit cost	$17,804	$11,239	$573,323
Retiree Health and Life Insurance Plans
Service cost	$230	$320	$374
Interest cost	507	258	197
Expected return on plan assets	(313)	(439)	(444)
Amortization of prior service credit	—	—	—
Amortization of net actuarial gain	(768)	(681)	(744)
Net periodic benefit income	$(344)	$(542)	$(617)
The following tables set forth the Plans’ obligations and assets at December 31:

	Retirement Plans		Retiree Health and Life Insurance Plans
	2023	2022	2023	2022
Change in Benefit Obligation
Benefit obligation at January 1	$352,843	$514,633	$11,244	$13,745
Service cost	2,918	3,304	230	320
Interest cost	18,101	10,562	507	258
Plan participant contributions	60	50	—	—
Plan amendments	306	665	11,637	—
Actuarial loss/(gain)	15,663	(124,982)	(266)	(1,825)
Benefits paid	(26,703)	(22,268)	(788)	(1,224)
Impact of foreign exchange rates	8,707	(27,273)	7	(30)
Effect of settlements	(2,373)	(1,736)	—	—
Effect of curtailments	—	(112)	—	—
Acquisitions	43,934	—	—	—
Benefit obligation at December 31	$413,456	$352,843	$22,571	$11,244

	Retirement Plans		Retiree Health and Life Insurance Plans
	2023	2022	2023	2022
Change in Plan Assets
Fair value of plan assets at January 1	$253,125	$417,105	$12,750	$13,942
Actual return on plan assets	15,968	(119,714)	553	(532)
Company contributions	13,908	14,677	754	652
Plan participant contributions	60	50	—	—
Benefits paid	(26,703)	(22,268)	(788)	(1,224)
Impact of foreign exchange rates	10,388	(33,800)	—	—
Effect of settlements	(2,373)	(1,736)	—	—
Expenses paid	(1,108)	(1,189)	(56)	(88)
Acquisitions	32,322	—	—	—
Fair value of plan assets at December 31	$295,587	$253,125	$13,213	$12,750
Funded Status of the Plans	$(117,869)	$(99,718)	$(9,358)	$1,506
F-30 FORM 10-K SONOCO 2023 ANNUAL REPORT

	Retirement Plans		Retiree Health and Life Insurance Plans
	2023	2022	2023	2022
Total Recognized Amounts in the Consolidated Balance Sheets
Noncurrent assets	$26,599	$30,322	$—	$2,919
Current liabilities	(9,797)	(9,478)	(1,801)	(1,049)
Noncurrent liabilities	(134,671)	(120,562)	(7,557)	(364)
Net (liability)/asset	$(117,869)	$(99,718)	$(9,358)	$1,506
Items not yet recognized as a pre-tax component of net periodic benefit cost that are included in Accumulated Other Comprehensive Loss as of December 31, 2023 and 2022, are as follows:

	Retirement Plans		Retiree Health and Life Insurance Plans
	2023	2022	2023	2022
Net actuarial loss/(gain)	$114,957	$109,558	$(6,120)	$(6,437)
Prior service cost	5,557	6,053	11,637	—
	$120,514	$115,611	$5,517	$(6,437)
The pre-tax amounts recognized in Other Comprehensive Loss/(Income) include the following:

	Retirement Plans			Retiree Health and Life Insurance Plans
	2023	2022	2021	2023	2022	2021
Adjustments arising during the period:
Net actuarial loss/(gain)	$10,709	$4,839	$(63,684)	$(451)	$(761)	$(412)
Prior service cost	430	678	837	11,637	—	—
Net settlements/curtailments	(1,010)	(522)	(550,706)	—	—	—
Amortization recognized during the period:
Net actuarial (loss)/gain	(4,300)	(6,240)	(16,503)	768	681	744
Prior service (cost)/credit	(926)	(913)	(900)	—	—	—
Total recognized in other comprehensive loss/(income)	$4,903	$(2,158)	$(630,956)	$11,954	$(80)	$332
Total recognized in net periodic benefit cost and other comprehensive loss/(income)	$22,707	$9,081	$(57,633)	$11,610	$(622)	$(285)
The accumulated benefit obligation (“ABO”) for all defined benefit plans was $404,648 and $347,608 at December 31, 2023 and 2022, respectively.
The projected benefit obligation (“PBO”), ABO and fair value of plan assets for pension plans with ABOs in excess of plan assets were, $229,397, $224,045 and $84,929, respectively, as of December 31, 2023, and $176,702, $171,705 and $48,277, respectively, as of December 31, 2022.
RTS Packaging defined benefit plan
On September 8, 2023, the Company completed the acquisition of the remaining 65% ownership interest of the RTS Packaging joint venture, which included the assumption of the RTS Packaging Pension Plan (the “RTS Plan”). At the time of the acquisition, the RTS Plan had a PBO of $43,934 and plan assets of $32,322, resulting in long-term and short term unfunded pension obligations of $11,529 and $83, respectively. Since the formation of the original joint venture, the Company had recognized its 35% share of actuarial gains and losses related to the RTS Plan in “Accumulated other comprehensive loss.” Upon the acquisition of the remaining 65% interest in RTS Packaging, a pre-tax loss of $4,756 ($3,543 after tax) was reclassified out of “Accumulated other comprehensive loss” into earnings. The pre-tax loss is reflected in “Other income, net” in the Company’s Consolidated Statements of Income for the year ending December 31, 2023.
Plan termination, settlements, changes and amendments
The Company amended its U.S. Retiree Health and Life Insurance Plan in 2023 to expand the eligibility requirements for certain non-union hourly employees. The amendment resulted in an increase in both the accumulated postretirement benefit obligation and prior service cost component of accumulated other comprehensive loss of $11,637. The service cost will be amortized over the average life expectancy of the plan participants beginning in 2024.
The Company recognized settlement charges totaling $1,010 and $479 in 2023 and 2022, respectively. Settlements in both years resulted from payments made to certain participants in the Company’s non-union Canadian pension plan who elected a lump sum distribution option upon retirement. Settlements in 2023 also included payments associated with the termination of a pension plan in Taiwan.
In July 2019, the Board approved a resolution to terminate the Sonoco Pension Plan for Inactive Participants (the “Inactive Plan”), a tax-qualified defined benefit plan, effective September 30, 2019. Following completion of a limited lump sum offering in April 2021, the Company settled all remaining liabilities under the Inactive Plan in June 2021 through the purchase of annuities. The Company made additional net contributions of $124,432 to the Inactive Plan in 2021 in order to be fully funded on a termination basis at the time of the annuity purchase. Non-cash, pretax settlement charges totaling $538,722 were recognized in 2021 as the lump sum payouts and annuity purchases were made. The termination of the Inactive Plan applied to participants who had separated service from Sonoco and to non-union active employees who no longer accrued pension benefits. There was no change in the cumulative benefit previously earned by the approximately 11,000 participants
F-31 FORM 10-K SONOCO 2023 ANNUAL REPORT

affected by these actions. The Company continues to manage and support the Sonoco Pension Plan for Active Participants (the “Active Plan”), comprised of approximately 700 active participants who continue to accrue benefits in accordance with a flat-dollar multiplier formula. Additional settlement charges of $11,984 were recognized in 2021, primarily due to the annuitization of the Trenton Union Plan in Ontario, Canada. This plan was terminated in June 2020 and the participants were fully annuitized in December 2021.
Projected benefit payments
The following table sets forth the Company’s projected benefit payments for the next ten years:

Year	Retirement Plans	Retiree Health and Life Insurance Plans
2024	$29,104	$1,853
2025	$29,914	$1,885
2026	$32,028	$2,044
2027	$31,621	$1,906
2028	$31,606	$2,159
2029-2033	$160,293	$9,793
Assumptions
The following tables set forth the major actuarial assumptions used in determining the benefit obligation and net periodic benefit cost:

Weighted-average assumptions used to determine benefit obligations at December 31	U.S. Retirement Plans	U.S. Retiree Health and Life Insurance Plans	Foreign Plans
Discount Rate
2023	4.84%	4.68%	4.79%
2022	5.01%	4.92%	4.97%
Rate of Compensation Increase
2023	—%	3.03%	3.11%
2022	—%	2.99%	3.29%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31	U.S. Retirement Plans	U.S. Retiree Health and Life Insurance Plans	Foreign Plans
Discount Rate
2023	5.01%	4.92%	4.97%
2022	2.77%	2.48%	2.22%
2021	2.32%	2.04%	1.70%
Expected Long-term Rate of Return
2023	2.48%	2.45%	4.70%
2022	3.27%	3.18%	3.00%
2021	3.27%	2.01%	3.69%
Rate of Compensation Increase
2023	—%	2.99%	3.29%
2022	—%	3.01%	3.21%
2021	—%	3.03%	3.20%
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

F-32 FORM 10-K SONOCO 2023 ANNUAL REPORT

Medical trends
The U.S. Retiree Health and Life Insurance Plan makes up approximately 98% of the Retiree Health liability. Therefore, the following information relates to the U.S. plan only.

Healthcare Cost Trend Rate	Pre-age 65	Post-age 65
2023	6.25%	7.25%
2022	5.80%	6.50%
Ultimate Trend Rate	Pre-age 65	Post-age 65
2023	4.50%	4.50%
2022	4.50%	4.50%
Year at which the Rate Reaches the Ultimate Trend Rate	Pre-age 65	Post-age 65
2023	2033	2033
2022	2030	2030

Based on amendments to the U.S. plan approved in 1999, which became effective in 2003, cost increases borne by the Company are limited to the Urban CPI, as defined.
Retirement plan assets
The assets of the U.S., RTS Plan, U.K., and Canadian defined benefit plans comprise approximately 93% of the total postretirement benefit plan assets. Therefore, the following disclosures relate only to the assets of these plans.
The following table sets forth the weighted-average asset allocations of the Company’s retirement plans at 2023 and 2022, by asset category.

Asset Category		U.S.	RTS	U.K.	Canada
Equity securities	2023	22.2%	18.6%	20.0%	29.4%
	2022	23.4%	N/A	22.6%	34.0%
Debt securities	2023	76.6%	81.2%	79.1%	70.6%
	2022	72.9%	N/A	76.3%	66.0%
Cash and short-term investments	2023	1.2%	0.2%	0.9%	—%
	2022	3.7%	N/A	1.1%	—%
Total	2023	100.0%	100.0%	100.0%	100.0%
	2022	100.0%	N/A	100.0%	100.0%
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
U.S. defined benefit plans
The Company has adopted investment guidelines for the Active Plan based on asset/liability studies. These guidelines established a dynamic derisking framework for shifting the allocation of assets to long-duration domestic fixed income from equity and other asset categories, as the relative funding ratio of the plan increased over time. The current target allocation (midpoint) for the Active Plan investment portfolio is: Equity Securities - 20% and Debt Securities – 80%.
RTS defined benefit plan
The Company has adopted similar investment guidelines for the RTS Plan as it has for its U.S. Active Plan assets. The current target allocation (midpoint) for the RTS Plan investment portfolio is: Equity Securities – 20% and Debt Securities – 80%.
United Kingdom defined benefit plan
The equity investments consist of direct ownership and funds and are diversified among U.K. and international stocks of small and large capitalization. The current target allocation (midpoint) for the investment portfolio is: Equity Securities – 20% and Debt Securities – 80%.
Canada defined benefit plan
The equity investments consist of direct ownership and funds and are diversified among Canadian and international stocks of primarily large capitalizations and short to intermediate duration corporate and government bonds. The current target allocation (midpoint) for the investment portfolio is 29% Equity Securities and 71% Debt Securities.
F-33 FORM 10-K SONOCO 2023 ANNUAL REPORT

Retiree health and life insurance plan assets
The following table sets forth the weighted-average asset allocations by asset category of the Company’s retiree health and life insurance plan.

Asset Category	2023	2022
Equity securities	—%	—%
Debt securities	100.0%	100.0%
Cash	—%	—%
Total	100.0%	100.0%

Contributions
Based on current actuarial estimates, the Company anticipates that contributions to its defined benefit plans will be approximately $19,000 in 2024. No assurances can be made about funding requirements beyond 2024, however, as they will depend largely on actual investment returns and future actuarial assumptions, legislative actions, and changes to the Company’s benefit offerings.
Sonoco Retirement and Savings Plan
The Sonoco Retirement and Savings Plan is a defined contribution retirement plan provided for certain of the Company’s U.S. employees. Through December 31, 2021, the plan was comprised of both an elective and non-elective component.
The elective component of the plan, which is designed to meet the requirements of section 401(k) of the Internal Revenue Code, allows participants to set aside a portion of their wages and salaries for retirement and encourages saving by matching a portion of their contributions with contributions from the Company. The plan provides for participant contributions of 1% to 100% of gross pay. Effective December 31, 2021, the Company’s 401(k) matching contribution was increased to 100% of the first 6% of pretax and/or Roth compensation contributed by the participant. Prior to this, the Company had matched 50% on the first 4% of such participant contributions. Participants are immediately fully vested in these matching contributions. The Company’s expenses related to the plan for 2023, 2022 and 2021 were approximately $41,000, $38,900 and $13,900, respectively.
The non-elective component of the plan, the Sonoco Retirement Contribution (“SRC”), was eliminated effective December 31, 2021 and the benefit replaced by the higher matching 401(k) matching contribution discussed above. The SRC was available to certain employees who were not active participants in the Company’s U.S. qualified defined benefit pension plan and provided for an annual Company contribution of 4% of all eligible pay plus 4% of eligible pay in excess of the Social Security wage base to eligible participant accounts. Participants were fully vested after three years of service or upon reaching age 55, if earlier. As a result of the termination, the Company recognized no SRC expense in 2023 or 2022. Expenses related to the plan for 2021 were approximately $22,914. Cash contributions to the SRC, which were made annually in March following the year in which they were earned, totaled $21,948 and $22,665 in 2022 and 2021, respectively. The Company made no annual SRC contributions in 2023 and no additional annual contributions will be made in the future.
Other plans
The Company also provides retirement and postretirement benefits to certain other non-U.S. employees through various Company-sponsored and local government sponsored defined contribution arrangements. For the most part, the liabilities related to these arrangements are funded in the period they arise. The Company’s expenses for these plans were not material for all years presented.
15. Income taxes
The provision for taxes on income for the years ended December 31 consists of the following:

	2023	2022	2021
Pretax income
Domestic	$400,241	$363,518	$(342,951)
Foreign	214,591	207,764	181,969
Total pretax income	$614,832	$571,282	$(160,982)
Current
Federal	$79,200	$55,016	$21,247
State	16,681	15,997	15,212
Foreign	65,617	59,762	55,018
Total current	$161,498	$130,775	$91,477
Deferred
Federal	$(5,447)	$(2,495)	$(120,243)
State	(2,249)	(5,441)	(39,709)
Foreign	(4,524)	(4,330)	1,045
Total deferred	$(12,220)	$(12,266)	$(158,907)
Total taxes	$149,278	$118,509	$(67,430)
F-34 FORM 10-K SONOCO 2023 ANNUAL REPORT

Deferred tax (liabilities)/assets are comprised of the following at December 31:

	2023	2022
Property, plant and equipment	$(137,880)	$(104,162)
Intangibles	(119,225)	(104,171)
Leases	(48,832)	(89,226)
Outside basis in Metal Packaging	(68,867)	(74,092)
Gross deferred tax liabilities	$(374,804)	$(371,651)
Retiree health benefits	$513	$1,222
Foreign loss carryforwards	62,250	79,460
U.S. Federal loss and credit carryforwards	39,131	36,529
Capital loss carryforwards	3,817	3,626
U.S. State loss and credit carryforwards	21,321	20,961
Capitalized research and development costs	87,743	45,826
Employee benefits	51,829	42,641
Leases	50,704	89,416
Accrued liabilities and other assets	58,699	56,601
Gross deferred tax assets	$376,007	$376,282
Valuation allowance on deferred tax assets	$(70,661)	$(82,046)
Total deferred taxes, net	$(69,458)	$(77,415)
The Company has total federal net operating loss carryforwards of approximately $79,501 remaining at December 31, 2023. These losses are limited based upon future taxable earnings of the Company and expire between 2032 and 2038. U.S. foreign tax credit carryforwards of approximately $22,434 exist at December 31, 2023 and expire in 2027. Foreign subsidiary loss carryforwards of approximately $258,412 remain at December 31, 2023. Their use is limited to future taxable earnings of the respective foreign subsidiaries or filing groups. Approximately $203,574 of these loss carryforwards do not have an expiration date. Of the remaining foreign subsidiary loss carryforwards, approximately $15,178 expire within the next five years and approximately $39,660 expire between 2029 and 2043. Foreign subsidiary capital loss carryforwards of approximately $15,256 exist at December 31, 2023 and do not have an expiration date. Their use is limited to future capital gains of the respective foreign subsidiaries.
Approximately $10,113 in tax value of state loss carryforwards and $16,876 of state credit carryforwards remain at December 31, 2023. These state loss and credit carryforwards are limited based upon future taxable earnings of the respective entities or filing group and expire between 2024 and 2044. State loss and credit carryforwards are reflected at their “tax” value, as opposed to the amount of expected gross deduction due to the vastly different apportionment and statutory tax rates applicable to the various entities and states in which the Company files.

A reconciliation of the U.S. federal statutory tax rate to the actual provision for/(benefit from) income taxes is as follows:

	2023		2022		2021
Statutory tax rate	$129,115	21.0%	$119,945	21.0%	$(33,806)	21.0%
State income taxes, net of federal tax benefit	16,051	2.6%	13,149	2.3%	(15,863)	9.9%
Valuation allowance	4,486	0.7%	(10,477)	(1.8)%	(33,576)	20.9%
Tax examinations including change in reserve for uncertain tax positions	2,183	0.4%	567	0.1%	5,665	(3.5)%
Adjustments to prior year deferred taxes	(2,489)	(0.4)%	(2,110)	(0.4)%	1,239	(0.8)%
Foreign earnings taxed at other than U.S. rates	13,704	2.2%	12,334	2.2%	9,659	(6.0)%
Divestiture of business	464	0.1%	—	—%	(808)	0.5%
Effect of tax rate changes	387	0.1%	(2,151)	(0.4)%	275	(0.2)%
Foreign withholding taxes	4,635	0.8%	4,670	0.8%	8,107	(5.0)%
Tax credits	(18,841)	(3.1)%	(14,077)	(2.5)%	(21,936)	13.6%
Global intangible low-taxed income (GILTI)	2,930	0.5%	2,851	0.5%	11,323	(7.0)%
Foreign-derived intangible income	(1,106)	(0.2)%	(657)	(0.1)%	(202)	0.1%
Foreign currency gain/(loss) on distributions of previously taxed income	(2,614)	(0.4)%	(1,280)	(0.2)%	3,365	(2.1)%
Other, net	373	0.1%	(4,255)	(0.7)%	(872)	0.5%
Provision for/(Benefit from) income taxes	$149,278	24.3%	$118,509	20.7%	$(67,430)	41.9%

The Company was subject to the one-time transition tax on certain accumulated foreign earnings as part of the Tax Cuts and Jobs Act (“Tax Act”). Under the provisions of the Tax Act, the transition tax was payable in installments over a period of 8 years. The Company paid its final installment of $1,366 during 2023 and has no remaining obligation.
The change in “Tax examinations including change in reserve for uncertain tax positions” is shown net of associated deferred taxes and accrued interest. Included in the change are net increases in reserves for uncertain tax positions of approximately $3,074, $2,051 and $2,330 for uncertain items arising in 2023, 2022 and 2021, respectively, combined with adjustments related to prior year items, primarily decreases related to lapses of statutes of limitations in international, federal and state jurisdictions as well as overall changes in facts and judgment. These adjustments changed the reserve by a total of approximately $(891), $(1,484) and $3,743 in 2023, 2022 and 2021, respectively.
F-35 FORM 10-K SONOCO 2023 ANNUAL REPORT

In many of the countries in which the Company operates, earnings are taxed at rates different than in the United States. This difference is reflected in “Foreign earnings taxed at other than U.S. rates” along with other items, if any, that impacted taxes on foreign earnings in the periods presented.
The benefits included in “Adjustments to prior year deferred taxes” for each of the years presented consist primarily of adjustments to deferred tax assets and liabilities arising from changes in estimates.
Of the $18,841 of tax credits for 2023, $2,442 directly offset the $2,930 of GILTI tax, resulting in a net GILTI tax of $488. Of the remainder, $8,735 relates to research and development tax credits. The GILTI tax in 2022 of $2,851 was partially offset by GILTI tax credits of $1,245, resulting in a net GILTI tax of $1,606.
The benefits included in “Valuation allowance” for 2022 include a $13,182 net recognized benefit associated with the release of valuation allowance on foreign NOLs due to an increase in projected future foreign income.
The Company maintains its assertion that its undistributed foreign earnings are indefinitely reinvested and, accordingly, has not recorded any deferred income tax liabilities that would be due if those earnings were repatriated. As of December 31, 2023, these undistributed earnings total $1,040,580. While the majority of these earnings have already been taxed in the United States, a portion would be subject to foreign withholding and U.S. income taxes and credits if distributed. Computation of the deferred tax liability associated with unremitted earnings deemed to be indefinitely reinvested is not practicable at this time.
Reserve for uncertain tax positions
The following table sets forth the reconciliation of the gross amounts of unrecognized tax benefits at the beginning and ending of the periods indicated:

	2023	2022	2021
Gross Unrecognized Tax Benefits at January 1	$18,621	$18,142	$11,230
Increases in prior years’ unrecognized tax benefits	378	223	12,283
Decreases in prior years’ unrecognized tax benefits	(572)	(144)	(275)
Increases in current year’s unrecognized tax benefits	4,395	1,807	1,088
Decreases in unrecognized tax benefits from the lapse of statutes of limitations	(1,094)	(1,174)	(6,170)
Settlements	(51)	(233)	(14)
Gross Unrecognized Tax Benefits at December 31	$21,677	$18,621	$18,142
Of the unrecognized tax benefit balances at December 31, 2023 and December 31, 2022, $19,241 and $17,821, respectively, would have an impact on the effective tax rate if ultimately recognized.
Interest and/or penalties related to income taxes are reported as part of income tax expense. The Company had $1,773 and $859 accrued for interest related to uncertain tax positions at December 31, 2023 and December 31, 2022, respectively. Tax expense for the year ended December 31, 2023, includes net interest expense of $914, which is comprised of an interest benefit of $272 related to the adjustment of prior years’ items and interest expense of $1,186 on unrecognized tax benefits. The amounts listed above for accrued interest and interest expense do not reflect the benefit of a federal tax deduction which would be available if the interest were ultimately paid.
The Company and/or its subsidiaries file federal, state and local income tax returns in the United States and various foreign jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before 2017.
The Company believes that it is reasonably possible that the amount reserved for uncertain tax positions at December 31, 2023 will decrease by $10,018 over the next twelve months. This change includes the anticipated increase in reserves related to existing positions offset by settlements of issues currently under examination and the release of existing reserves due to the expiration of the statute of limitations. Although the Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental, management believes that any reasonably foreseeable outcomes related to these matters have been adequately provided for. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which earnings or deductions are realized may differ from current estimates. As a result, the effective tax rate may fluctuate significantly on a quarterly basis. The Company has operations in many countries outside of the United States and the taxes paid on those earnings are subject to varying rates. The Company is not dependent upon the favorable benefit of any one jurisdiction to an extent that loss of those benefits would have a material effect on the Company’s overall effective tax rate.
16. Revenue recognition
The following tables set forth information about revenue disaggregated by primary geographic regions for the years ended December 31, 2023, 2022 and 2021. The tables also include a reconciliation of disaggregated revenue with reportable segments. The Company’s reportable segments are aligned by product nature as disclosed in Note 19.

Year Ended December 31, 2023	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary geographical markets:
United States	$2,779,749	$1,389,492	$649,495	$4,818,736
Europe	451,990	389,261	80,096	921,347
Canada	116,595	100,095	—	216,690
Asia Pacific	100,299	233,446	1,812	335,557
Other	178,344	261,819	48,799	488,962
Total	$3,626,977	$2,374,113	$780,202	$6,781,292
F-36 FORM 10-K SONOCO 2023 ANNUAL REPORT

Year Ended December 31, 2022	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary geographical markets:
United States	$2,960,098	$1,611,390	$660,604	$5,232,092
Europe	442,743	434,076	84,878	961,697
Canada	117,671	109,997	—	227,668
Asia Pacific	97,182	275,395	1,157	373,734
Other	150,262	253,705	51,394	455,361
Total	$3,767,956	$2,684,563	$798,033	$7,250,552

Year Ended December 31, 2021	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary geographical markets:
United States	$1,607,810	$1,421,684	$620,596	$3,650,090
Europe	444,734	408,093	88,828	941,655
Canada	117,492	94,780	—	212,272
Asia Pacific	82,882	316,841	1,280	401,003
Other	115,429	222,914	47,075	385,418
Total	$2,368,347	$2,464,312	$757,779	$5,590,438

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
The following table sets forth information about contract assets and liabilities from contracts with customers. The balances of the contract assets and liabilities are located in “Other receivables” and “Accrued expenses and other”, respectively, on the Consolidated Balance Sheets.

	December 31, 2023	December 31, 2022
Contract Assets	$54,334	$56,008
Contract Liabilities	$(24,973)	$(22,423)

Significant changes in the contract assets and liabilities balances during the twelve months ended December 31, 2023 and 2022 were as follows:

	December 31, 2023		December 31, 2022
	Contract Asset	Contract Liability	Contract Asset	Contract Liability
Beginning balance	$56,008	$(22,423)	$51,106	$(18,993)
Acquired as part of a business combination	—	(1,436)	8,107	(5,418)
Revenue deferred or rebates accrued	—	(53,464)	—	(57,510)
Recognized as revenue	—	11,761	—	18,201
Rebates paid to customers	—	40,589	—	41,297
Increases due to rights to consideration for customer specific goods produced, but not billed during the period	54,334	—	56,008	—
Transferred to receivables from contract assets recognized at the beginning of the period and acquired as part of business combination	(56,008)	—	(59,213)	—
Ending balance	$54,334	$(24,973)	$56,008	$(22,423)

F-37 FORM 10-K SONOCO 2023 ANNUAL REPORT

17. Commitments and contingencies
Pursuant to GAAP, accruals for estimated losses are recorded at the time information becomes available indicating that losses are probable and that the amounts are reasonably estimable. As is the case with other companies in similar industries, the Company faces exposure from actual or potential claims and legal proceedings from a variety of sources. Some of these exposures, as discussed below, have the potential to be material.
Environmental matters
The Company is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates.
Spartanburg
In connection with its acquisition of Tegrant in November 2011, the Company identified potential environmental contamination at a site in Spartanburg, South Carolina. Since the acquisition, the Company has spent a total of $2,141 on remediation of the Spartanburg site. At December 31, 2023 and 2022, the Company’s accrual for environmental contingencies related to the Spartanburg site totaled $5,259 and $5,425, respectively.
The Company cannot currently estimate its potential liability, damages or range of potential loss, if any, beyond the amounts accrued with respect to this exposure. However, the Company does not believe that the resolution of this matter has a reasonable possibility of having a material adverse effect on the Company’s financial statements.
Other environmental matters
The Company has been named as a potentially responsible party at several other environmentally contaminated sites. All of the sites are also the responsibility of other parties. The potential remediation liabilities are shared with such other parties, and, in most cases, the Company’s share, if any, cannot be reasonably estimated at the current time. However, the Company does not believe that the resolution of these matters has a reasonable possibility of having a material adverse effect on the Company's financial statements. At December 31, 2023 and 2022, the Company’s accrual for these other sites totaled $1,992 and $1,840, respectively.
Summary
As of December 31, 2023 and 2022, the Company (and its subsidiaries) had accrued $7,251 and $7,265, respectively, related to environmental contingencies. These accruals are included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets.
Commitments
As of December 31, 2023, the Company had long-term obligations to purchase electricity and steam, which it uses in its production processes, as well as long-term purchase commitments for certain raw materials, principally old corrugated containers. These purchase commitments require the Company to make total payments of approximately $244,867, as follows: $102,713 in 2024; $97,458 in 2025; $35,742 in 2026; $8,954 in 2027, and a total of $0 from 2028 through 2032.

18. Shareholders’ equity and earnings per share
Share repurchases
On April 20, 2021, the Board authorized the repurchase of the Company’s common stock in an aggregate amount of up to $350,000. A total of $137,972 remained available for share repurchases under this authorization as of December 31, 2022 and December 31, 2023.
No shares were purchased under this authorization during 2023 or 2022. The following transactions occurred during 2021:
•On May 6, 2021, the Company repurchased approximately 53,500 shares for $3,615 from a private stockholder based upon the average closing stock price on that day.
•On May 10, 2021, the Company entered into an accelerated share repurchase agreement (“ASR Agreement”) with a financial institution to repurchase outstanding shares of the Company’s common stock. In exchange for an upfront payment of $150,000, which was funded with available cash on hand, the financial institution delivered 1,751,825 initial shares to the Company, representing 80% of the expected number of shares to be repurchased during the repurchase period based upon an estimated average repurchase price of $68.50 per share. The initial shares received were retired by the Company. The final number of shares repurchased and retired was based on the Company’s volume-weighted average share price during the repurchase period, less a discount and subject to certain adjustments.
•Pursuant to the ASR Agreement, the financial institution elected to accelerate the settlement of the transaction in two tranches. On July 21, 2021, the financial institution transferred 167,743 additional shares to the Company based upon an effective settlement price of $66.52 and a notional value of $50,000, or one third of the total $150,000 prepayment. On July 26, 2021, the financial institution transferred 336,996 additional shares to the Company upon full settlement of the remaining $100,000 notional value of the transaction at the final settlement price of $66.45.
•On October 25, 2021, the Company entered into a Rule 10b5-1 Repurchase Plan with a financial institution to repurchase outstanding shares of the Company's common stock pursuant to its Board authorization. The Company repurchased and retired 976,191 shares for $58,413 prior to the termination of the trading period on November 23, 2021.
The costs of these share repurchases were allocated to “Capital in excess of stated value” on the Company's Consolidated Balance Sheet as of the fiscal period ended December 31, 2021.
The Company occasionally repurchases shares of its common stock to satisfy employee tax withholding obligations in association with the exercise of SARs, RSUs, and PCSUs. These repurchases, which are not part of a publicly announced plan or program, totaled 175,665 shares during 2023, 79,347 shares during 2022, and 99,824 shares during 2021, at a cost of $10,617, $4,547 and $6,057, respectively.

F-38 FORM 10-K SONOCO 2023 ANNUAL REPORT

Earnings per share
The following table sets forth the computation of basic and diluted earnings/(loss) per share (in thousands, except per share data):

	2023	2022	2021
Numerator:
Net income/(loss) attributable to Sonoco	$474,959	$466,437	$(85,477)

Denominator:
Weighted average common shares outstanding	98,294	97,991	99,608
Dilutive effect of share-based compensation	596	741	—
Diluted outstanding shares	98,890	98,732	99,608
Per common share:
Income/(Loss) available to common shareholders:
Basic	$4.83	$4.76	$(.86)
Diluted	$4.80	$4.72	$(.86)
Cash dividends	$2.02	$1.92	$1.80
No adjustments were made to “Net income/(loss) attributable to Sonoco” in the computations of net income/(loss) attributable to Sonoco per common share.
Anti-dilutive securities
Potentially dilutive securities are calculated in accordance with the treasury stock method, which assumes the proceeds from the exercise of all dilutive SARs are used to repurchase the Company’s common stock. Certain SARs are not dilutive because either the exercise price is greater than the average market price of the stock during the reporting period or assumed repurchases from proceeds from the exercise of the SARs were anti-dilutive.
The average number of shares that were not dilutive and therefore not included in the computation of diluted income/ (loss) per share was as follows for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Anti-dilutive stock appreciation rights	352	373	202
These SARs may become dilutive in future periods if the market price of the Company’s common stock appreciates.
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
19. Segment reporting
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
Effective January 1, 2024, the Company will integrate its flexible packaging and thermoforming packaging businesses within the Consumer Packaging segment in order to streamline operations, enhance customer service and better position the business for accelerated growth. As a result, the Company will change its operating and reporting structure to reflect the way it plans to manage its operations, evaluate performance, and allocate resources going forward. Therefore, in future reporting periods, the Company’s consumer thermoforming businesses will move from the All Other group of businesses to the Consumer Packaging segment. The Company’s Industrial Paper Packaging segment will not be affected by these changes. As of and for the year ended December 31, 2023, there were no changes to the manner in which the Company reviewed financial information at the segment level; therefore, these changes had no impact on our reporting structure.

F-39 FORM 10-K SONOCO 2023 ANNUAL REPORT

The following table sets forth financial information about each of the Company’s business segments and All Other group of businesses:

	Years ended December 31
	Consumer Packaging	Industrial Paper Packaging	All Other	Corporate	Consolidated
Total Revenue
2023	$3,639,759	$2,475,935	$789,781	$—	$6,905,475
2022	3,774,957	2,818,778	808,069	—	7,401,804
2021	2,373,583	2,578,379	768,476	—	5,720,438
Intersegment Sales[1]
2023	$12,782	$101,822	$9,579	$—	$124,183
2022	7,001	134,215	10,036	—	151,252
2021	5,236	114,067	10,697	—	130,000
Sales to Unaffiliated Customers
2023	$3,626,977	$2,374,113	$780,202	$—	$6,781,292
2022	3,767,956	2,684,563	798,033	—	7,250,552
2021	2,368,347	2,464,312	757,779	—	5,590,438
Income/(Loss) Before Income Taxes[2]
2023	$382,063	$313,545	$103,745	$(184,521)	$614,832
2022	526,028	327,859	65,978	(348,583)	571,282
2021	274,926	226,798	63,060	(725,766)	(160,982)
Identifiable Assets[3]
2023	$3,682,650	$2,559,026	$825,003	$125,278	$7,191,957
2022	3,825,675	2,079,326	871,800	276,139	7,052,940
2021	1,956,688	1,971,293	886,647	258,607	5,073,235
Depreciation, Depletion and Amortization[4]
2023	$124,483	$104,722	$24,519	$87,264	$340,988
2022	111,599	91,944	24,854	80,427	308,824
2021	78,802	91,141	25,822	49,419	245,184
Capital Expenditures
2023	$186,109	$111,619	$24,838	$40,511	$363,077
2022	127,478	145,021	21,177	35,093	328,769
2021	60,532	150,225	22,780	22,482	256,019

[1]	Intersegment sales are recorded at a market-related transfer price.

[2]
Included in Corporate above are restructuring/asset impairment charges, changes in LIFO inventory reserves, net, gains or losses from derivatives, gains or losses from the divestiture of businesses and other assets, acquisition, integration and divestiture-related costs, amortization of acquired intangibles, and other non-operating income and expenses associated with the following segments:

	Consumer Packaging	Industrial Paper Packaging	All Other	Corporate	Total
2023	$(56,237)	$17,064	$(24,486)	$(120,862)	$(184,521)
2022	(138,343)	(40,805)	(18,800)	(150,635)	(348,583)
2021	(25,983)	(2,570)	(23,312)	(673,900)	(725,765)

The remaining amounts reported as Corporate consist of: interest expense; interest income; non-operating pension costs; and portions of acquisition, integration and divestiture-related costs, restructuring, other income, net, and other non-operating income and expenses not associated with a particular segment.

[3]	Identifiable assets are those assets used by each segment in its operations. Corporate assets consist primarily of cash and cash equivalents, investments in affiliates, headquarters facilities, deferred income taxes and prepaid expenses.
[4]	Depreciation and depletion incurred at Corporate are allocated to the reportable segments.
F-40 FORM 10-K SONOCO 2023 ANNUAL REPORT

Geographic regions
Sales to unaffiliated customers and long-lived assets by geographic region are as follows:

	2023	2022	2021
Sales to Unaffiliated Customers
United States	$4,818,736	$5,232,092	$3,650,090
Europe	921,347	961,697	941,655
Canada	216,690	227,668	212,272
Asia Pacific	335,557	373,734	401,003
Other	488,962	455,361	385,418
Total	$6,781,292	$7,250,552	$5,590,438
Long-lived Assets
United States	$3,504,438	$3,240,011	$2,078,342
Europe	653,730	607,996	545,211
Canada	113,888	96,210	104,913
Asia Pacific	158,301	157,030	157,084
Other	196,504	85,233	68,949
Total	$4,626,861	$4,186,480	$2,954,499
Sales are attributed to countries/regions based upon the plant location from which products are shipped. Long-lived assets are comprised of investments in affiliates, property, plant and equipment, and goodwill and other intangible assets (see Notes 1, 6 and 8).
20. Accumulated other comprehensive loss
The following table summarizes the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss, net of tax as applicable, for the years ended December 31, 2023 and 2022:

	Foreign Currency Items	Defined Benefit Pension Items	Gains and Losses on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at December 31, 2021	$(269,076)	$(91,397)	$1,048	$(359,425)
Other comprehensive (loss)/income before reclassifications	(72,987)	(3,471)	3,244	(73,214)
Amounts reclassified from accumulated other comprehensive loss to net income	3,747	3,895	(5,593)	2,049
Amounts reclassified from accumulated other comprehensive loss to fixed assets	—	—	507	507
Other comprehensive (loss)/income	(69,240)	424	(1,842)	(70,658)
Balance at December 31, 2022	$(338,316)	$(90,973)	$(794)	$(430,083)
Other comprehensive income/(loss) before reclassifications	68,705	(16,305)	6,622	59,022
Amounts reclassified from accumulated other comprehensive loss to net income	2,033	7,651	(5,177)	4,507
Amounts reclassified from accumulated other comprehensive loss to fixed assets	—	—	292	292
Other comprehensive income/(loss)	70,738	(8,654)	1,737	63,821
Balance at December 31, 2023	$(267,578)	$(99,627)	$943	$(366,262)

F-41 FORM 10-K SONOCO 2023 ANNUAL REPORT

The following table summarizes the amounts reclassified from accumulated other comprehensive loss and the affected line items in the consolidated statements of net income for the years ended December 31, 2023 and 2022:

Amount Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	Year Ended December 31, 2023	Year Ended December 31, 2022	Affected Line Item in the Consolidated Statements of Net Income
Foreign currency items
Loss on Russia restructuring (see Note 4)	$—	$(3,747)	Restructuring/Asset impairment charges
Loss on RTS Packaging investment (see Note 3)	(2,033)	—	Other income, net
	(2,033)	(3,747)	Net income/(loss)
Defined benefit pension items (see Note 14)
Pension-related loss upon purchase of remaining interest in RTS Packaging joint venture	(4,756)	—	Other income, net
Effect of settlement loss	(1,010)	(479)	Non-operating pension cost
Effect of curtailment loss	—	(43)	Non-operating pension cost
Amortization of defined benefit pension items	(4,458)	(6,472)	Non-operating pension cost
	(10,224)	(6,994)	Income/(loss) before income taxes
	2,573	3,099	Provision for/(Benefit from) income taxes
	(7,651)	(3,895)	Net income/(loss)
Gains and losses on cash flow hedges (see Note 11)
Foreign exchange contracts	10,860	3,460	Net Sales
Foreign exchange contracts	(3,728)	(2,852)	Cost of sales
Commodity contracts	(32)	6,948	Cost of sales
	7,100	7,556	Income/(loss) before income taxes
	(1,923)	(1,963)	Provision for/(Benefit from) income taxes
	5,177	5,593	Net income/(loss)
Amounts reclassified to net income from accumulated other comprehensive loss	$(4,507)	$(2,049)	Net income/(loss)

The following table summarizes the tax expense/(benefit) for the components of other comprehensive income/(loss):

	For the year ended December 31, 2023			For the year ended December 31, 2022
	Before Tax Amount	Tax	After Tax Amount	Before Tax Amount	Tax	After Tax Amount
Foreign currency items:
Other comprehensive income/(loss) before reclassifications	$67,411	$1,294	$68,705	$(72,987)	$—	$(72,987)
Amounts reclassified from accumulated other comprehensive loss to net income	2,033	—	2,033	3,747	—	3,747
Net other comprehensive income/(loss) from foreign currency items	69,444	1,294	70,738	(69,240)	—	(69,240)
Defined benefit pension items:
Other comprehensive (loss)/ income before reclassifications	(21,815)	5,510	(16,305)	(3,365)	(106)	(3,471)
Amounts reclassified from accumulated other comprehensive loss to net income	10,224	(2,573)	7,651	6,994	(3,099)	3,895
Net other comprehensive (loss)/income from defined benefit pension items(a)	(11,591)	2,937	(8,654)	3,629	(3,205)	424
Cash flow hedges:
Other comprehensive income/(loss) before reclassifications	9,081	(2,459)	6,622	4,312	(1,068)	3,244
Amounts reclassified from accumulated other comprehensive loss to net income	(7,100)	1,923	(5,177)	(7,556)	1,963	(5,593)
Amounts reclassified from accumulated other comprehensive loss to fixed assets	401	(109)	292	805	(298)	507
Net other comprehensive (loss)/income from cash flow hedges	2,382	(645)	1,737	(2,439)	597	(1,842)
Other comprehensive income/(loss)	$60,235	$3,586	$63,821	$(68,050)	$(2,608)	$(70,658)

(a) The net other comprehensive (loss)/income from defined benefit pension items includes pretax changes of $1,391 during the year ended December 31, 2022 related to the Company’s former equity method investment in RTS Packaging.
F-42 FORM 10-K SONOCO 2023 ANNUAL REPORT

21. Subsequent events
On January 30, 2024, the Company entered into a definitive agreement to sell its Protective Solutions business, part of the All Other group of businesses, to Black Diamond Capital Management, LLC for an estimated $80,000 in cash. The transaction is expected to be completed in the first half of 2024, subject to the satisfaction or waiver of customary closing conditions. This business provides foam components and integrated material solutions for various industrial end markets. The business operates nine manufacturing facilities and has approximately 900 employees. This sale is the result of the Company’s continuing evaluation of its business portfolio and is consistent with its strategic and investment priorities.

F-43 FORM 10-K SONOCO 2023 ANNUAL REPORT

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information disclosed in the reports that we file or submit is recorded, processed, summarized and reported within the relevant time periods specified in SEC rules and forms. For this purpose, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information that is required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and CFO concluded that such controls and procedures, as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K, were effective at a reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, the end of the period covered by this report based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2023. In conducting management's evaluation as described above, RTS Packaging, LLC (“RTS Packaging”) and the Chattanooga paper mill (the “Chattanooga Mill”), both acquired in a business combination on September 8, 2023, and Inapel, a wholly owned subsidiary based in Brazil and acquired in a business combination on December 1, 2023, were excluded. In the aggregate, the operations of RTS Packaging, the Chattanooga Mill and Inapel represented approximately 1.3% of the Company's consolidated revenues and approximately 3.0% of total assets as of December 31, 2023.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2023 as stated in their report, which appears at the beginning of Item 8 of this Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting occurring during the three-month period ended December 31, 2023, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
38 FORM 10-K SONOCO 2023 ANNUAL REPORT

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The information set forth in the Company’s definitive Proxy Statement for the annual meeting of shareholders to be held on April 17, 2024, to be filed with the SEC within 120 days after December 31, 2023 (the "Proxy Statement"), under the captions “Proposal 1: Election of Directors,” and “Delinquent Section 16(a) Reports,” is incorporated herein by reference. Information about executive officers of the Company is set forth in Item 1 of this Annual Report on Form 10-K under the caption “Information About our Executive Officers.”
Code of Ethics – The Company has adopted a code of ethics (as defined in Item 406 of Regulation S-K) that applies to its principal executive officer, principal financial officer, principal accounting officer, and other senior executive and senior financial officers. This code of ethics is available through the Company’s website under “Investors—Governance—Documents & Charters”, and a copy will be provided without charge upon written request. Requests should be directed to the Corporate Secretary, Sonoco Products Company, 1 North Second Street, Hartsville, SC 29550 USA or through email to CorporateSecretary@sonoco.com. Any waivers or amendments to the provisions of this code of ethics will be posted to the same section of the Company’s website within four business days after the waiver or amendment.
Audit Committee Members – The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The audit committee is comprised of the following members: Theresa J. Drew, Chairperson; Steven L. Boyd; Richard G. Kyle; Blythe J. McGarvie; and Thomas E. Whiddon.
Audit Committee Financial Expert – The Company’s Board has determined that the Company has at least two “audit committee financial experts,” as that term is defined by Item 407(d)(5) of Regulation S-K promulgated by the SEC, serving on its audit committee. Theresa J. Drew and Thomas E. Whiddon meet the terms of the definition and are independent based on the criteria in the New York Stock Exchange Listing Standards. Pursuant to the terms of Item 407(d)(5) of Regulation S-K, a person who is determined to be an “audit committee financial expert” will not be deemed an expert for any purpose as a result of being designated or identified as an “audit committee financial expert” pursuant to Item 407, and such designation or identification does not impose on such person any duties, obligations or liability that are greater than the duties, obligations and liability imposed on such person as a member of the audit committee and Board in the absence of such designation or identification. Further, the designation or identification of a person as an “audit committee financial expert” pursuant to Item 407 does not affect the duties, obligations or liability of any other member of the audit committee or Board.
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

Equity Compensation Plan Information
The following table sets forth aggregated information about all of the Company’s compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance as of December 31, 2023:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))[1] (c)
Equity compensation plans approved by security holders	2,371,272	$55.13	5,069,768
Equity compensation plans not approved by security holders	—	—	—
Total	2,371,272	$55.13	5,069,768

[1]
The Sonoco Products Company 2019 Omnibus Incentive Plan (the "2019 Plan") was adopted at the Company’s 2019 Annual Meeting of Shareholders. The maximum number of shares of common stock that may be issued under this plan was set at 12,000,000 shares. At December 31, 2023, a total of 5,069,768 shares remain available for future grant under the 2019 Plan.

The weighted-average exercise price of $55.13 relates to SARs, which account for 729,515 of the 2,371,272 securities issuable upon exercise. The remaining 1,641,757 securities relate to deferred compensation stock units, PCSUs and RSUs that have no exercise price requirement.
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
39 FORM 10-K SONOCO 2023 ANNUAL REPORT

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
		– Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
		– Consolidated Balance Sheets as of December 31, 2023 and 2022
		– Consolidated Statements of Income for the years ended December 31, 2023, 2022, and 2021
		– Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022, and 2021
		– Consolidated Statements of Changes in Total Equity for the years ended December 31, 2023, 2022, and 2021
		– Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021
		– Notes to Consolidated Financial Statements
	2	Financial Statement Schedules
		Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2023, 2022, and 2021

Column A	Column B	Column C - Additions				Column D		Column E
Description	Balance at Beginning of Year	Charged to Costs and Expenses		Charged to Other		Deductions		Balance at End of Year
2023
Allowance for Doubtful Accounts	$16,879	$7,361		$180	1	$2,759	2	$21,661
LIFO Reserve	51,342	(11,814)	3	—		—		39,528
Valuation Allowance on Deferred Tax Assets	82,046	4,487		(15,872)	4	—	5	70,661
2022
Allowance for Doubtful Accounts	$19,651	$(327)		$(108)	1	$2,337	2	$16,879
LIFO Reserve	22,900	28,442	3	—		—		51,342
Valuation Allowance on Deferred Tax Assets	93,992	(10,582)		(1,440)	4	(76)	5	82,046
2021
Allowance for Doubtful Accounts	$20,920	$(824)		$(18)	1	$427	2	$19,651
LIFO Reserve	20,317	2,583	3	—		—		22,900
Valuation Allowance on Deferred Tax Assets	128,435	(33,532)		(866)	4	45	5	93,992

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
Item 16. Form 10-K Summary
None.
40 FORM 10-K SONOCO 2023 ANNUAL REPORT

Exhibit Index

3-1	Restated Articles of Incorporation, as amended April 21, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K filed April 22, 2022)
3-2	By-Laws of Sonoco Products Company, as amended October 17, 2023 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, filed October 19, 2023)
4-1	Description of Securities of the Registrant (incorporated by reference to the description in the Registrant's Form 8-A, Amendment 4, filed June 15, 2020)
4-2	Indenture, dated as of June 15, 1991, between Registrant and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-4 (File Number 333-119863))
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

10-20**	Sonoco Products Company Change-In-Control Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed February 11, 2022)
10-21**	Sonoco Products Company Executive Officer Severance Plan (incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-K, filed February 28, 2023)
10-22*
Third Amendment, dated as of August 7, 2023, to the Credit Agreement dated as of June 30, 2021, and Incremental Increase Agreement, among Sonoco Products Company, as Borrower, CoBank, FCB, as Lender, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed August 10, 2023)

21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm with respect to Registrant’s Form 10-K
31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)
97	Sonoco Products Company Executive Compensation Clawback Policy
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Taxonomy Extension Label Linkbase Document
101.PRE	Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Certain portions of these exhibits have been redacted pursuant to Item 601(b)(2)(ii) or Item 601(b)(10)(iv) of Regulation S-K. The Company hereby agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request.
** Indicates management contract or compensatory plan.

SIGNATURES
 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of February 2024.

SONOCO PRODUCTS COMPANY

/s/ R. Howard Coker
R. Howard Coker
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 28th day of February 2024.

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