Form 10-Q
period 2024-03-31
SONOCO PRODUCTS CO
filed 2024-05-01
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s no par value common stock as of April 19, 2024 was 98,255,819.

SONOCO PRODUCTS COMPANY

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars and shares in thousands)

	March 31, 2024	December 31, 2023*
Assets
Current Assets
Cash and cash equivalents	$172,213	$151,937
Trade accounts receivable, net of allowances	939,724	904,898
Other receivables	102,357	106,644
Inventories, net:
Finished and in process	335,124	324,910
Materials and supplies	413,898	448,591
Prepaid expenses	101,288	113,385
Total Current Assets	2,064,604	2,050,365
Property, Plant and Equipment, Net	1,921,848	1,906,137
Goodwill	1,796,077	1,810,654
Other Intangible Assets, Net	828,085	853,670
Deferred Income Taxes	27,848	31,329
Right of Use Asset-Operating Leases	332,587	314,944
Other Assets	227,231	224,858
Total Assets	$7,198,280	$7,191,957
Liabilities and Equity
Current Liabilities
Payable to suppliers	$722,562	$707,490
Accrued expenses and other	393,789	400,014
Notes payable and current portion of long-term debt	453,710	47,132
Accrued taxes	7,248	10,641
Total Current Liabilities	1,577,309	1,165,277
Long-term Debt, Net of Current Portion	2,630,424	3,035,868
Noncurrent Operating Lease Liabilities	282,877	265,454
Pension and Other Postretirement Benefits	142,422	142,900
Deferred Income Taxes	99,685	100,788
Other Liabilities	38,081	49,835
Commitments and Contingencies

Sonoco Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares 98,255 and 97,957 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	7,175	7,175
Capital in excess of stated value	159,343	159,047
Accumulated other comprehensive loss	(385,369)	(366,262)
Retained earnings	2,639,209	2,624,380
Total Sonoco Shareholders’ Equity	2,420,358	2,424,340
Noncontrolling Interests	7,124	7,495
Total Equity	2,427,482	2,431,835
Total Liabilities and Equity	$7,198,280	$7,191,957

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (the “United States” or “U.S.”).
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended
	March 31, 2024	April 2, 2023
Net sales	$1,637,543	$1,729,783
Cost of sales	1,299,990	1,355,355
Gross profit	337,553	374,428
Selling, general and administrative expenses	193,482	187,976
Restructuring/Asset impairment charges	31,618	28,814
Gain on divestiture of business and other assets	—	72,010
Operating profit	112,453	229,648
Non-operating pension costs	3,295	3,658
Interest expense	31,220	34,232
Interest income	3,558	1,562
Income before income taxes	81,496	193,320
Provision for income taxes	17,360	46,912
Income before equity in earnings of affiliates	64,136	146,408
Equity in earnings of affiliates, net of tax	1,137	1,856
Net income	65,273	148,264
Net (income)/loss attributable to noncontrolling interests	(96)	55
Net income attributable to Sonoco	$65,177	$148,319

Weighted average common shares outstanding:
Basic	98,498	98,167
Diluted	99,159	98,615
Per common share:
Net income attributable to Sonoco:
Basic	$0.66	$1.51
Diluted	$0.66	$1.50

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31, 2024	April 2, 2023
Net income	$65,273	$148,264
Other comprehensive (loss)/income:
Foreign currency translation adjustments	(19,786)	31,808
Changes in defined benefit plans, net of tax	43	916
Changes in derivative financial instruments, net of tax	169	2,514
Other comprehensive (loss)/income	(19,574)	35,238
Comprehensive income:	45,699	183,502
Less: Net (income)/loss attributable to noncontrolling interests	(96)	55
Less: Other comprehensive loss/(income) attributable to noncontrolling interests	467	(239)
Comprehensive income attributable to Sonoco	$46,070	$183,318

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN TOTAL EQUITY (unaudited)
(Dollars and shares in thousands)

	Total Equity	Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests
		Outstanding	Amount
December 31, 2023	$2,431,835	97,957	$7,175	$159,047	$(366,262)	$2,624,380	$7,495
Net income	65,273					65,177	96
Other comprehensive (loss)/income:
Translation loss	(19,786)				(19,319)		(467)
Defined benefit plan adjustment, net of tax	43				43
Derivative financial instruments, net of tax	169				169
Other comprehensive loss	$(19,574)				$(19,107)		$(467)
Dividends	(50,348)					(50,348)
Issuance of stock awards	204	460		204
Shares repurchased	(9,139)	(162)		(9,139)
Share-based compensation	8,325			8,325
Other	906			906
March 31, 2024	$2,427,482	98,255	$7,175	$159,343	$(385,369)	$2,639,209	$7,124

	Total Equity	Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests
		Outstanding	Amount
December 31, 2022	$2,072,797	97,645	$7,175	$140,539	$(430,083)	$2,348,183	$6,983
Net income/(loss)	148,264					148,319	(55)
Other comprehensive income:
Translation income	31,808				31,569		239
Defined benefit plan adjustment, net of tax	916				916
Derivative financial instruments, net of tax	2,514				2,514
Other comprehensive income	$35,238				$34,999		$239
Dividends	(48,203)					(48,203)
Issuance of stock awards	472	485		472
Shares repurchased	(10,576)	(175)		(10,576)
Share-based compensation	7,573			7,573
April 2, 2023	$2,205,565	97,955	$7,175	$138,008	$(395,084)	$2,448,299	$7,167

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31, 2024	April 2, 2023
Cash Flows from Operating Activities:
Net income	$65,273	$148,264
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments	8,346	18,616
Depreciation, depletion and amortization	90,559	82,137
Share-based compensation expense	8,325	7,573
Equity in earnings of affiliates, net	(1,137)	(1,856)
Cash dividends from affiliated companies	41	1,875
Net loss/(gain) on disposition of assets	18	(60,615)
Net gain on divestiture of business and other assets	—	(11,065)
Pension and postretirement plan expense	4,104	4,408
Pension and postretirement plan contributions	(3,989)	(4,931)
Net (decrease)/increase in deferred tax liabilities	(4,869)	1,588
Change in assets and liabilities, net of effects from acquisitions, divestitures and foreign currency adjustments:
Trade accounts receivable	(43,334)	(33,485)
Inventories	18,407	13,549
Payable to suppliers	25,697	(71,553)
Prepaid expenses	(3,572)	350
Income taxes payable and other income tax items	9,436	22,030
Accrued expenses and other assets and liabilities	(7,070)	(18,883)
Net cash provided by operating activities	166,235	98,002
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(86,458)	(83,401)
Cost of acquisitions, net of cash acquired	(452)	—
Proceeds from the sale of business, net	—	13,839
Proceeds from the sale of assets, net	101	71,405
Investment in affiliated companies	—	(5,000)
Other net investing activities	5,077	190
Net cash used by investing activities	(81,732)	(2,967)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	19,674	9,621
Principal repayment of debt	(21,448)	(84,162)
Net change in commercial paper	—	12,000
Net (decrease)/increase in book cash overdrafts	(1,614)	2,670
Cash dividends	(50,144)	(47,731)
Payments for share repurchases	(9,139)	(10,576)
Net cash used by financing activities	(62,671)	(118,178)
Effects of Exchange Rate Changes on Cash	(1,556)	5,356
Net Increase in Cash and Cash Equivalents	20,276	(17,787)
Cash and cash equivalents at beginning of period	151,937	227,438
Cash and cash equivalents at end of period	$172,213	$209,651

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 1: Basis of Interim Presentation
In the opinion of the management of Sonoco Products Company (the “Company” or “Sonoco”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise stated) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the three-month period ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
As previously disclosed, effective January 1, 2024, the Company integrated its flexible packaging and thermoformed packaging businesses within its Consumer Packaging segment in order to streamline operations, enhance customer service, and better position the business for accelerated growth. As a result, the Company changed its operating and reporting structure to reflect the way it now manages its operations, evaluates performance, and allocates resources. As a result of these changes, the Company’s consumer thermoformed businesses moved from the All Other group of businesses to the Consumer Packaging segment. The Company’s Industrial Paper Packaging segment was not affected by these changes. All prior year segment results presented herein have been recast to conform to the new presentation.

Note 2: New Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which modifies the rules on income tax disclosures to require disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The purpose of the amendment is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. The Company will begin providing the enhanced reportable segment financial disclosures effective with its Annual Report on Form 10-K for the year ending December 31, 2024.
In September 2022, the FASB issued ASU 2022-04, “Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” The amendments in this ASU require that a buyer in a supplier finance program disclose qualitative and quantitative information about its supplier finance programs in each annual reporting period, including a description of key payment terms, amounts outstanding, and a rollforward of the outstanding obligation. In each interim reporting period, the amount outstanding requires disclosure. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. The Company adopted this standard in the first quarter of 2023, with the exception of the amendment on rollforward information, which will be provided in the Company’s Annual Report on Form 10-K for the year ending December 31, 2024.
During the three-month period ended March 31, 2024, there were no other newly issued or newly applicable accounting pronouncements that had, or are expected to have, a material impact on the Company’s financial statements. Further, at March 31, 2024, there were no other pronouncements pending adoption that are expected to have a material impact on the Company’s condensed consolidated financial statements.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 3: Acquisitions and Divestitures
Acquisitions
As previously disclosed, on December 1, 2023, the Company completed the acquisition of Inapel Embalagens Ltda. (“Inapel”), a manufacturer of single-layer and multilayer materials for flexible packaging in Brazil, for net consideration of $64,544, including $59,228 of cash paid at closing and additional obligations to the seller totaling $5,316 that will be paid throughout 2024. This additional purchase consideration is recorded in “Payable to suppliers” in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2024. With the acquisition of Inapel, the Company added approximately 500 employees and two manufacturing locations in the São Paulo region of Brazil. The financial results of Inapel are included in the Company’s Consumer Packaging segment.
The Company’s initial allocation of the assets acquired and liabilities assumed in the acquisition of Inapel, as well as revised preliminary fair values reflecting adjustments made during the measurement period, are as follows:

	Initial Allocation	Measurement Period Adjustments	Preliminary Allocation
Trade accounts receivable	$30,301	$(133)	$30,168
Other receivables	6,088	70	6,158
Inventories	9,269	—	9,269
Prepaid expenses	1,430	—	1,430
Property, plant and equipment	11,456	17,459	28,915
Right of use asset - operating leases	217	—	217
Other intangible assets	8,653	(1,094)	7,559
Goodwill	15,704	(7,130)	8,574
Other assets	793	—	793
Payable to suppliers	(15,899)	3,058	(12,841)
Accrued expenses and other	(5,733)	(1,350)	(7,083)
Noncurrent operating lease liabilities	(117)	—	(117)
Deferred income taxes	(2,934)	(5,564)	(8,498)
Total purchase price, net of cash acquired	$59,228	$5,316	$64,544
The allocation of the purchase price of Inapel to the tangible and intangible assets acquired and liabilities assumed, as reflected under the heading “Preliminary Allocation” in the table above, is based on the Company’s preliminary determinations of fair value using information currently available. Management is continuing to finalize its valuation of certain assets and liabilities including, but not limited to, inventory; property, plant and equipment; goodwill; other intangible assets; and deferred income taxes. The Company expects to complete its valuations within one year of the date of acquisition.
Goodwill for Inapel, none of which is expected to be deductible for income tax purposes, is primarily attributable to the assembled workforce and synergies of the combined organization.
On September 8, 2023, the Company completed the acquisition of the remaining 65% interest in RTS Packaging, LLC (“RTS Packaging”) from joint venture partner WestRock Company (“WestRock”) and the acquisition of a paper mill in Chattanooga, Tennessee (the “Chattanooga Mill”) from WestRock for net cash consideration of $313,388. In December 2023, the Company agreed to a final working capital settlement of $452, which was paid to WestRock in January 2024. Prior to completing the acquisitions, the Company held a 35% ownership interest in the RTS Packaging joint venture which was formed in 1997 and combined the former protective packaging operations of WestRock and Sonoco to market recycled paperboard to glass container manufacturers and producers of wine, liquor, food, and pharmaceuticals. The financial results of RTS Packaging and the Chattanooga Mill are included in the Company’s Industrial Paper Packaging segment.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table provides a summary of the purchase consideration (as defined under Accounting Standards Codification (“ASC”) 805) transferred for the acquisitions of the remaining interest in RTS Packaging and the Chattanooga Mill:

Purchase Consideration
Cash consideration, net of cash acquired	$313,388
Fair value of previously held interest in RTS Packaging	59,472
Final working capital adjustment	452
Settlement of preexisting relationships	1,235
Purchase consideration transferred	$374,547
The Company’s initial allocation of the assets acquired and liabilities assumed in the acquisitions of the remaining interest in RTS Packaging and the Chattanooga Mill, as well as revised preliminary fair values reflecting adjustments made during the measurement period, are as follows:

	Initial Allocation	Measurement Period Adjustments	Preliminary Allocation
Trade accounts receivable	$17,488	$—	$17,488
Other receivables	—	—	—
Inventories	20,209	(947)	19,262
Prepaid expenses	2,720	(589)	2,131
Property, plant and equipment	73,483	753	74,236
Right of use asset - operating leases	34,604	290	34,894
Other intangible assets	199,560	(8,995)	190,565
Goodwill	92,657	14,909	107,566
Other assets	2,465	(412)	2,053
Payable to suppliers	(7,320)	—	(7,320)
Accrued expenses and other	(15,167)	(25)	(15,192)
Notes payable and current portion of long-term debt	(24)	—	(24)
Noncurrent operating lease liabilities	(29,905)	—	(29,905)
Pension and other postretirement benefits	(10,761)	(768)	(11,529)
Long-term debt	(1,942)	—	(1,942)
Deferred income taxes	(3,419)	(2,502)	(5,921)
Other long-term liabilities	(3,293)	1,478	(1,815)
Net assets acquired	$371,355	$3,192	$374,547
The initial allocation of the purchase price of the remaining interest in RTS Packaging and the Chattanooga Mill to the tangible and intangible assets acquired and liabilities assumed, as reflected in the table above, is based on the Company’s preliminary determination of their fair values using information currently available. Management is continuing to finalize its valuation of certain assets and liabilities including, but not limited to, inventory; property, plant and equipment; goodwill; other intangible assets; and deferred income taxes. The Company expects to complete its valuations within one year of the date of acquisition.
Goodwill for RTS Packaging and the Chattanooga Mill, of which $87,191 is expected to be deductible for income tax purposes, is primarily attributable to the synergies of the combined organization and the assembled workforce.
The Company has accounted for these acquisitions as business combinations under the acquisition method and has included the results of operations of the acquired businesses in the Company’s Condensed Consolidated Statements of Income for the three-month period ended March 31, 2024. The Company believes that these acquisitions were not material to the periods presented and are therefore not subject to the ASC 805 requirement to provide supplemental pro-forma financial information. Accordingly, this information is not presented herein.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Divestiture of Businesses
On April 1, 2024, subsequent to the end of the first quarter, the Company completed the sale of its Protective Solutions business (“Protexic”), which was part of the All Other group of businesses, to Black Diamond Capital Management, LLC for cash proceeds of $81,795. This business provided foam components and integrated material solutions for various industrial end markets. This sale was the result of the Company’s continuing evaluation of its business portfolio and is consistent with the Company’s strategic and investment priorities. The Company is finalizing its calculation but estimates that the gain on the disposition will be approximately $3,000 after recognizing foreign currency translation losses and remaining selling costs. The Company used the majority of the cash proceeds from the sale to pay down debt.
The sale of the Protexic business did not represent a strategic shift for the Company and will not have a major effect on its operations or financial results. Consequently, this sale will not meet the criteria for reporting as a discontinued operation.
On January 26, 2023, the Company completed the sale of its Sonoco Sustainability Solutions (“S3”) business, a provider of customized waste and recycling management programs and part of the Company’s Industrial Paper Packaging segment, to Northstar Recycling Co. (“Northstar”), for total cash proceeds of $13,839. An additional $1,500 of proceeds are being held in escrow and are expected to be released to the Company, pursuant to any indemnification claims, twenty months following the date of the divestiture. The Company wrote off net assets totaling $4,274 as part of the divestiture of the business, including $3,042 of allocated goodwill, and recognized a pretax gain of $11,065 during the first quarter of 2023, which is included in “Gain on divestiture of business and other assets” in the Company’s Condensed Consolidated Statements of Income. The escrow balance is reflected as a long-term receivable in “Other assets” in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2024. The Company is also entitled to receive additional proceeds of $3,200 in the second quarter of 2024 if certain conditions are met. This contingent consideration will be recognized as an additional gain on the sale at the point the contingencies are resolved.
On January 26, 2023, in connection with the sale of the S3 business, the Company acquired a 2.7% equity interest in Northstar valued at $5,000. This investment is being accounted for under the measurement alternative (i.e., cost less impairment, adjusted for any qualifying observable price changes).
The sale of the S3 business did not represent a strategic shift for the Company or have a major effect on its operations or financial results. Consequently, this sale did not meet the criteria for reporting as a discontinued operation.
Sale of Assets
With the completion of Project Horizon, the Company’s project to convert the corrugated medium machine in Hartsville, South Carolina, to produce uncoated recycled paperboard, the Company now produces paper exclusively from recycled fibers and no longer requires natural tree fiber for production. Accordingly, on March 29, 2023, the Company sold its timberland properties, totaling approximately 55,000 acres, to Manulife Investment Management for net cash proceeds of $70,802. The Company disposed of assets with a net book value of $9,857 as part of the sale, and recognized a pretax gain from the sale of these assets of $60,945 during the three-month period ended April 2, 2023, which is included in “Gain on divestiture of business and other assets” in the Company’s Condensed Consolidated Statements of Income.
Acquisition, Integration, and Divestiture-Related Costs
Acquisition, integration, and divestiture-related costs totaled $5,661 and $5,188 during the three-month periods ended March 31, 2024 and April 2, 2023, respectively. These costs include legal and professional fees, as well as employee-related and other integration activity costs that are included in “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 4: Shareholders’ Equity
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31, 2024	April 2, 2023
Numerator:
Net income attributable to Sonoco	$65,177	$148,319
Denominator:
Weighted average common shares outstanding:
Basic	98,498	98,167
Dilutive effect of share-based compensation	661	448
Diluted	99,159	98,615
Net income attributable to Sonoco per common share:
Basic	$0.66	$1.51
Diluted	$0.66	$1.50
Cash dividends	$0.51	$0.49
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
The average numbers of SARs that were anti-dilutive and, therefore, not included in the computation of diluted earnings per share during the three-month periods ended March 31, 2024 and April 2, 2023 were as follows (in thousands):

	Three Months Ended
	March 31, 2024	April 2, 2023
Anti-dilutive stock appreciation rights	340	343
Stock Repurchases
On April 20, 2021, the Company’s Board of Directors (the “Board”) authorized the repurchase of the Company’s common stock in an aggregate amount of up to $350,000. Following several repurchase transactions in 2021, a total of $137,972 remained available for share repurchases under this authorization as of December 31, 2021. No shares were repurchased under this authorization during the years ended December 31, 2023 or 2022 or the three-month period ended March 31, 2024.
The Company regularly repurchases shares of its common stock to satisfy employee tax withholding obligations in association with certain share-based compensation awards. These repurchases, which are not part of a publicly announced plan or program, totaled 162 shares during the three-month period ended March 31, 2024, at a cost of $9,139, and 175 shares during the three-month period ended April 2, 2023, at a cost of $10,576.
Dividend Declarations
On February 14, 2024, the Board declared a regular quarterly dividend of $0.51 per share. This dividend was paid on March 8, 2024 to all shareholders of record as of February 28, 2024.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

On April 17, 2024, the Board declared a regular quarterly dividend of $0.52 per share. This dividend is payable on June 10, 2024 to all shareholders of record as of May 10, 2024.
Note 5: Restructuring and Asset Impairments
Due to its geographic footprint and the cost-competitive nature of its businesses, the Company is continually seeking more cost-effective means and structures to serve its customers and to respond to changes in its markets. As such, restructuring costs have been, and are expected to be, a recurring component of the Company’s operating costs. The amount of these costs can vary significantly from quarter to quarter and from year to year depending upon the scope, nature, and location of the restructuring activities.
Following are the total restructuring and asset impairment charges, net of adjustments, recognized during the periods presented:

	Three Months Ended
	March 31, 2024	April 2, 2023
Restructuring/Asset impairment charges	$31,618	$28,814

The table below sets forth restructuring and restructuring-related asset impairment charges by type incurred:

	Three Months Ended
	March 31, 2024	April 2, 2023
Severance and termination benefits	$17,993	$5,516
Asset impairments	8,844	19,193
Other costs	4,781	4,105
Restructuring and restructuring-related asset impairment charges	$31,618	$28,814

The table below sets forth restructuring and restructuring-related asset impairment charges attributable to each reportable segment, the “All Other” group of businesses, and Corporate-related activity:

	Three Months Ended
	March 31, 2024	April 2, 2023
Consumer Packaging	$4,925	$2,680
Industrial Paper Packaging	22,603	24,544
All Other	1,148	53
Corporate	2,942	1,537
Restructuring and restructuring-related asset impairment charges	$31,618	$28,814
Restructuring and restructuring-related asset impairment charges are included in “Restructuring/Asset impairment charges” in the Company’s Condensed Consolidated Statements of Income.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth the activity in the restructuring accrual included in “Accrued expenses and other” in the Company’s Condensed Consolidated Balance Sheets:

	Severance and Termination Benefits	Asset Impairments/ Disposal of Assets	Other Costs	Total
Accrual Activity
Liability at December 31, 2023	$14,315	$—	$1,638	$15,953
2024 charges	17,993	8,844	4,781	31,618
Cash payments	(6,314)	(498)	(2,218)	(9,030)
Asset writedowns/disposals	—	(8,346)	—	(8,346)
Foreign currency translation	(81)	—	(15)	(96)
Liability at March 31, 2024	$25,913	$—	$4,186	$30,099
“Severance and termination benefits” during the first three months of 2024 includes the cost of severance for approximately 95 employees whose positions were eliminated in conjunction with the Company’s ongoing organizational effectiveness efforts, including the relocation of certain facilities in Greece and Germany, and severance related to the closures of paper mills in Sumner, Washington (the “Sumner Mill”) and Kilkis, Greece, the closures of two small industrial converted products facilities in China, and the planned closure of an industrial converted products facility in Mississauga, Canada, all part of the Industrial Paper Packaging segment.
“Asset impairments” during the first three months of 2024 consists primarily of asset impairment charges related to the closure of the Sumner Mill.
“Other costs” during the first three months of 2024 consists primarily of equipment removal, utilities, plant security, property taxes, insurance and environmental remediation costs related to the closure of the Sumner Mill, and ongoing facility carrying costs of plant closures in the prior year.
The Company expects to pay the majority of the remaining restructuring reserves by the end of 2024 using cash generated from operations. The Company also expects to recognize future additional charges totaling approximately $5,300 in connection with previously announced restructuring actions and believes that the majority of these charges will be incurred and paid by the end of 2024. The Company continually evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions are likely to be undertaken.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 6: Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive loss and the changes in the balances of each component of accumulated other comprehensive loss, net of tax as applicable, for the three-month periods ended March 31, 2024 and April 2, 2023:

	Foreign Currency Items	Defined Benefit Pension Items	Cash Flow Hedges	Accumulated Other Comprehensive Loss

Balance at December 31, 2023	$(267,578)	$(99,627)	$943	$(366,262)
Other comprehensive (loss)/income before reclassifications	(19,319)	(932)	518	(19,733)
Amounts reclassified from accumulated other comprehensive loss to net income	—	975	(349)	626
Other comprehensive (loss)/income	(19,319)	43	169	(19,107)
Balance at March 31, 2024	$(286,897)	$(99,584)	$1,112	$(385,369)

Balance at December 31, 2022	$(338,316)	$(90,973)	$(794)	$(430,083)
Other comprehensive income/(loss) before reclassifications	31,569	(393)	2,645	33,821
Amounts reclassified from accumulated other comprehensive loss to net income	—	1,309	(431)	878
Amounts reclassified from accumulated other comprehensive loss to property, plant, and equipment	—	—	300	300
Other comprehensive income	31,569	916	2,514	34,999
Balance at April 2, 2023	$(306,747)	$(90,057)	$1,720	$(395,084)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the effects on net income of significant amounts reclassified from each component of accumulated other comprehensive loss for the three-month periods ended March 31, 2024 and April 2, 2023:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended
Details about Accumulated Other Comprehensive Loss Components	March 31, 2024	April 2, 2023	Affected Line Item in the Condensed Consolidated Statements of Income
Gains/(losses) on cash flow hedges
Foreign exchange contracts(a)	$436	$1,062	Net sales
Foreign exchange contracts(a)	(75)	(454)	Cost of sales
Commodity contracts(a)	—	(32)	Cost of sales
	361	576	Income before income taxes
Income tax impact	(12)	(145)	Provision for income taxes
	349	431	Net income
Defined benefit pension items
Effect of settlement loss(b)	—	(686)	Non-operating pension costs
Amortization of defined benefit pension items(b)	(1,230)	(1,071)	Non-operating pension costs
	(1,230)	(1,757)	Income before income taxes
Income tax impact	255	448	Provision for income taxes
	(975)	(1,309)	Net income
Total reclassifications for the period	$(626)	$(878)	Net income

(a) See Note 9 for additional details.
(b) See Note 11 for additional details.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the before and after tax amounts for the various components of other comprehensive income/(loss) for the three-month periods ended March 31, 2024 and April 2, 2023:

	Three Months Ended March 31, 2024			Three Months Ended April 2, 2023
	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Foreign currency items:
Net other comprehensive (loss)/income from foreign currency items	$(16,788)	$(2,531)	$(19,319)	$31,569	$—	$31,569
Defined benefit pension items:
Other comprehensive (loss)/income before reclassifications	(876)	(56)	(932)	(760)	367	(393)
Amounts reclassified from accumulated other comprehensive loss to net income(a)	1,230	(255)	975	1,757	(448)	1,309
Net other comprehensive income/(loss) from defined benefit pension items	354	(311)	43	997	(81)	916
Gains and losses on cash flow hedges:
Other comprehensive income/(loss) before reclassifications	536	(18)	518	3,536	(891)	2,645
Amounts reclassified from accumulated other comprehensive loss to net income(b)	(361)	12	(349)	(576)	145	(431)
Amounts reclassified from accumulated other comprehensive loss to property, plant and equipment	—	—	—	401	(101)	300
Net other comprehensive income/(loss) from cash flow hedges	175	(6)	169	3,361	(847)	2,514
Other comprehensive (loss)/income	$(16,259)	$(2,848)	$(19,107)	$35,927	$(928)	$34,999

(a) See Note 11 for additional details.
(b) See Note 9 for additional details.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 7: Goodwill and Other Intangible Assets
Goodwill
A summary of the changes in goodwill for the three-month period ended March 31, 2024 is as follows:

	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Goodwill at December 31, 2023	$1,056,241	$506,406	$248,007	$1,810,654
Foreign currency translation	(4,427)	(2,808)	(212)	(7,447)
Measurement period adjustments	(7,130)	—	—	(7,130)
Goodwill at March 31, 2024	$1,044,684	$503,598	$247,795	$1,796,077
Goodwill activity reflected under the caption “Measurement period adjustments” relates to the prior year acquisition of Inapel. See Note 3 for additional information.
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
Although no reporting units failed the annual impairment test, in management’s opinion the goodwill balance of the Plastics-Medical reporting unit is at risk of impairment in the near term if the reporting unit’s operations do not perform in line with management’s expectations, or if there is a negative change in the long-term outlook for the business or in other factors such as the discount rate. At March 31, 2024, the total goodwill associated with the Plastics-Medical reporting unit was $63,991.
During the time subsequent to the annual evaluation, and at March 31, 2024, the Company considered whether any events and/or changes in circumstances had resulted in the likelihood that the goodwill of any of its reporting units may have been impaired. It is management’s opinion that no such events and/or changes in circumstances have occurred.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Other Intangible Assets
A summary of other intangible assets as of March 31, 2024 and December 31, 2023 is as follows:

	March 31, 2024	December 31, 2023
Other Intangible Assets, gross:
Patents	$29,297	$29,304
Customer lists	1,277,948	1,282,689
Trade names	41,738	41,836
Proprietary technology	56,848	56,857
Other	6,820	6,916
Total Other Intangible Assets, gross	$1,412,651	$1,417,602

Accumulated Amortization:
Patents	$(19,956)	$(19,549)
Customer lists	(511,699)	(493,778)
Trade names	(20,146)	(18,845)
Proprietary technology	(29,971)	(29,013)
Other	(2,794)	(2,747)
Total Accumulated Amortization	(584,566)	(563,932)
Other Intangible Assets, net	$828,085	$853,670
During the first quarter of 2024, the Company recorded measurement period adjustments related to the December 1, 2023 acquisition of Inapel that reduced the previously reported fair value of customer lists by $1,094. The effect on amortization expense in the prior period was immaterial. See Note 3 for additional information.
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
Aggregate amortization expense was $22,939 and $21,164 for the three-month periods ended March 31, 2024 and April 2, 2023, respectively. Amortization expense on other intangible assets is expected to total approximately $90,200 in 2024, $78,900 in 2025, $75,000 in 2026, $73,900 in 2027 and $72,900 in 2028.

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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth the balance sheet location and values of the Company’s SCF Program obligations at March 31, 2024 and December 31, 2023:

Balance Sheet Line Item	March 31, 2024	December 31, 2023
Payable to suppliers(a)	$35,645	$35,847
(a) The payment of these obligations is included in net cash provided by operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.

Note 9: Financial Instruments and Derivatives
The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments for which the carrying amount differs from the fair value.

	March 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, net of current portion	$2,630,424	$2,485,816	$3,035,868	$2,890,009

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
Cash Flow Hedges
At March 31, 2024 and December 31, 2023, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. These contracts, which have maturities ranging from April 2024 to December 2024, qualify as cash flow hedges under U.S. generally accepted accounting principles (“GAAP”). For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item. Cash flows from derivative financial instruments designated as cash flow hedges are classified as cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.
Commodity Cash Flow Hedges
Certain derivative contracts entered into to manage the cost of anticipated purchases of natural gas and aluminum have been designated by the Company as cash flow hedges. At March 31, 2024, these contracts included natural gas swaps covering approximately 0.05 million metric million British thermal units (“MMBTUs”). These contracts represented approximately 0.9% of anticipated usage in North America for 2024. The Company also has certain natural gas hedges that it does not treat as cash flow hedges. See “Non-Designated Derivatives” below for a discussion of these hedges. At March 31, 2024, the Company had also designated swap contracts covering 355 metric tons of aluminum as cash flow hedges. The fair value of the Company’s commodity cash flow hedges netted to loss positions of $(66) and $(41) at March 31, 2024 and December 31, 2023, respectively. The amount of the loss included in accumulated other comprehensive loss at March 31, 2024 expected to be reclassified to the income statement during the next twelve months is $(66).

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Foreign Currency Cash Flow Hedges
The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales and purchases expected to occur in 2024 and 2025. The net positions of these contracts at March 31, 2024 were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	purchase	16,966,782
Mexican peso	purchase	429,499
Polish zloty	purchase	98,802
Danish krone	purchase	34,765
Swedish krona	sell	(4,855)
Czech koruna	purchase	86,121
Canadian dollar	purchase	25,729
Euro	purchase	1,744
Turkish lira	purchase	43,173
Brazilian real	purchase	41,819
British pound	sell	(800)
The fair value of foreign currency cash flow hedges related to forecasted sales and purchases netted to gain positions of $1,697 and $1,502 at March 31, 2024 and December 31, 2023, respectively. Gains of $1,697 are expected to be reclassified from accumulated other comprehensive income to the income statement during the next twelve months.
Net Investment Hedge
During the fourth quarter of 2023, the Company became a party to cross-currency swap agreements with a total notional amount of $500,000 to effectively convert a portion of the Company’s fixed-rate U.S. dollar denominated debt, including the semi-annual interest payments, to fixed-rate euro-denominated debt. The swap agreements, which have a maturity of December 18, 2026, provide for the Company to receive semi-annual interest payments in U.S. dollars at a fixed rate and to make semi-annual interest payments in euros at a fixed rate. The risk management objective of entering into the swap agreements is to manage foreign currency risk relating to net investments in certain European subsidiaries denominated in euros. The agreements are designated as net investment hedges for accounting purposes.
The gain or loss on the net investment hedge derivative instrument is included in the “Foreign currency translation” component of “Accumulated other comprehensive loss” until the net investment is sold, diluted, or liquidated. Interest payments received for the cross-currency swaps are excluded from the net investment hedge effectiveness assessment and are recorded in “Interest expense” in the Company’s Condensed Consolidated Statements of Income. The assumptions used in measuring fair value of the cross-currency swaps are considered level 2 inputs, which are based upon the Euro-to-U.S. dollar exchange rate market.
The fair value of the Company’s net investment hedges was a gain position of $4,850 and a loss position of $5,073 at March 31, 2024 and December 31, 2023, respectively. A translation gain of $3,613 (net of income taxes of $1,237) and a translation loss of $3,779 (net of income taxes of $1,294) were reported as components of “Accumulated other comprehensive loss” within “Foreign currency items” at March 31, 2024 and December 31, 2023, respectively.
As a result of continued strengthening of the U.S. dollar against the euro, as well as a reduction in the differential between U.S. and European interest rates, the fair value of the Company’s net investment hedge continued to appreciate into the month of April 2024. On April 15, 2024, subsequent to the end of the first quarter of 2024, the Company terminated the swap agreements and received a cash settlement of $11,634. The foreign currency translation gain of approximately $3,143, net of tax, will be included as a component of “Accumulated other comprehensive loss” in the second quarter of 2024. Following the unwind of the swaps, the Company entered into new cross-currency swap agreements with a total notional amount of $500,000 to effectively convert a portion of the Company’s fixed-rate U.S. dollar-denominated debt, including the semi-annual interest payments, to fixed-rate euro-denominated debt. The new swap agreements have a maturity of May 1, 2027.

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
Foreign Currency Hedges
The Company routinely enters into forward contracts or swaps to economically hedge the currency exposure of intercompany debt and foreign currency denominated receivables and payables. The net currency positions of these non-designated contracts at March 31, 2024, were as follows (in thousands):

Currency	Action	Quantity
Indonesian rupiah	purchase	19,814,218
Colombian peso	purchase	67,308,931
Mexican peso	purchase	412,841
Canadian dollar	purchase	7,981
Commodity Hedges
The Company has entered into non-designated derivative contracts to manage the cost of anticipated purchases of natural gas. At March 31, 2024, these contracts consisted of natural gas swaps covering approximately 6.6 million MMBTUs and represented approximately 87% and 33% of anticipated usage for 2024 and 2025, respectively.
The fair value of the Company’s non-designated derivatives position was a loss of $(6,690) and $(6,790) at March 31, 2024 and December 31, 2023, respectively.
The following table sets forth the location and fair values of the Company’s derivative instruments at March 31, 2024 and December 31, 2023:

Description	Balance Sheet Location	March 31, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$28	$67
Commodity Contracts	Accrued expenses and other	(94)	(108)
Foreign Exchange Contracts	Prepaid expenses	2,323	2,525
Foreign Exchange Contracts	Accrued expenses and other	(626)	(1,024)
Net Investment Hedge	Prepaid expense	4,192	5,567
Net Investment Hedge	Other assets	744	—
Net Investment Hedge	Other liabilities	(86)	(10,640)
Derivatives not designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$103	$12
Commodity Contracts	Other assets	250	—
Commodity Contracts	Accrued expenses and other	(6,666)	(6,782)
Commodity Contracts	Other liabilities	(176)	—
Foreign Exchange Contracts	Prepaid expenses	5	130
Foreign Exchange Contracts	Accrued expenses and other	(206)	(159)
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following tables set forth the effect of the Company’s derivative instruments on financial performance for the three-month periods ended March 31, 2024 and April 2, 2023, excluding the amount of foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to the carrying value of the capitalized expenditures:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income
Derivatives in Cash Flow Hedging Relationships:
Three-month period ended March 31, 2024
Foreign Exchange Contracts	$561	Net sales	$436
		Cost of sales	(75)
Commodity Contracts	$(25)	Cost of sales	$—

Three-month period ended April 2, 2023
Foreign Exchange Contracts	$3,613	Net sales	$1,062
		Cost of sales	(454)
Commodity Contracts	$(77)	Cost of sales	$(32)

Description	Gain or (Loss) Recognized	Location of Gain or (Loss) Recognized in Income Statement
Derivatives not Designated as Hedging Instruments:
Three-month period ended March 31, 2024
Commodity Contracts	$(2,558)	Cost of sales
Foreign Exchange Contracts	$305	Selling, general and administrative
Three-month period ended April 2, 2023
Commodity Contracts	$(9,708)	Cost of sales
Foreign Exchange Contracts	$2,137	Selling, general and administrative

	Three-month period ended March 31, 2024		Three-month period ended April 2, 2023
Description	Revenue	Cost of sales	Revenue	Cost of sales
Total amount of income and expense line items presented in the Condensed Consolidated Statements of Income	$436	$(75)	$1,062	$(486)

Gain or (loss) on cash flow hedging relationships:
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into net income	$436	$(75)	$1,062	$(454)

Commodity contracts:
Amount of gain reclassified from accumulated other comprehensive loss into net income	$—	$—	$—	$(32)

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
The following table sets forth information regarding the Company’s financial assets and financial liabilities, excluding retirement and postretirement plan assets, measured at fair value on a recurring basis:

Description	March 31, 2024	Assets measured at NAV	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(66)	$—	$—	$(66)	$—
Foreign exchange contracts	$1,697	$—	$—	$1,697	$—
Net investment hedge	$4,850	$—	$—	$4,850	$—
Non-hedge derivatives, net:
Commodity contracts	$(6,489)	$—	$—	$(6,489)	$—
Foreign exchange contracts	$(201)	$—	$—	$(201)	$—

Description	December 31, 2023	Assets measured at NAV	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(41)	$—	$—	$(41)	$—
Foreign exchange contracts	$1,502	$—	$—	$1,502	$—
Net investment hedge	$(5,073)	$—	$—	$(5,073)	$—
Non-hedge derivatives, net:
Commodity contracts	$(6,770)	$—	$—	$(6,770)	$—
Foreign exchange contracts	$(29)	$—	$—	$(29)	$—

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
None of the Company’s financial assets or liabilities are measured at fair value using significant unobservable inputs. There were no transfers in or out of Level 1 or Level 2 fair value measurements during the three-month period ended March 31, 2024.
The Company measures certain non-financial assets and non-financial liabilities at fair value on a non-recurring basis. See Note 3 for a discussion of assets acquired and liabilities assumed in acquisitions and Note 5 for a discussion of asset impairments associated with restructuring activities. The fair value of assets determined based on third-party appraisals and classified as Level 3 measurements due to the use of significant unobservable inputs was not material at March 31, 2024 or December 31, 2023.

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
The components of net periodic benefit cost/(income) include the following:

	Three Months Ended
	March 31, 2024	April 2, 2023
Retirement Plans
Service cost	$755	$687
Interest cost	4,709	4,294
Expected return on plan assets	(2,796)	(2,444)
Amortization of prior service cost	205	219
Amortization of net actuarial loss	1,075	1,045
Effect of settlement loss	—	686
Net periodic benefit cost	$3,948	$4,487

Retiree Health and Life Insurance Plans
Service cost	$54	$62
Interest cost	250	130
Expected return on plan assets	(98)	(79)
Amortization of prior service cost	96	—
Amortization of net actuarial gain	(146)	(193)
Net periodic benefit cost/(income)	$156	$(80)
Settlement Charges
The Company recognized settlement charges of $686 during the three-month period ended April 2, 2023. These charges resulted from payments made to certain participants in the Company’s non-union Canadian pension plan who elected a lump sum distribution option upon retirement. No settlement charges were recognized during the three-month period ended March 31, 2024.
Contributions
The Company made aggregate contributions of $3,989 and $4,931 to its defined benefit retirement and retiree health and life insurance plans during the three-month periods ended March 31, 2024 and April 2, 2023, respectively. The Company expects to make additional aggregate contributions of approximately $16,300 to its defined benefit retirement and retiree health and life insurance plans over the remainder of 2024.

Note 12: Income Taxes
The Company’s effective tax rates for the three-month periods ended March 31, 2024 and April 2, 2023 were 21.3% and 24.3%, respectively. The Company’s effective tax rates varied from the U.S. statutory rate due primarily to rate differences between U.S. and non-U.S. jurisdictions and the relative amounts earned in those jurisdictions, state income taxes, and discrete tax adjustments.
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The Company’s reserve for uncertain tax benefits increased by $137 from December 31, 2023 to March 31, 2024 due primarily to an increase in reserves related to existing tax positions. The Company believes that it is reasonably possible that the amount reserved for unrecognized tax benefits at March 31, 2024 could decrease by approximately $9,432 over the next twelve months. Although the Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental, management believes that any reasonably foreseeable outcomes related to these matters have been adequately provided for. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which earnings or deductions are realized may differ from current estimates. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly basis. The Company has operations and pays taxes in many countries outside of the U.S. and taxes on those earnings are subject to varying rates. The Company is not dependent upon the favorable benefit of any one jurisdiction to an extent that the loss of such benefit would have a material effect on the Company’s overall effective tax rate.

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
The Company completed the acquisitions of the remaining interest in RTS Packaging and the Chattanooga Mill on September 8, 2023. The acquisitions included operating lease liabilities of $34,604. For additional information about these acquisitions, see Note 3.
The following table sets forth the balance sheet location and aggregate values of the Company’s lease assets and lease liabilities at March 31, 2024 and December 31, 2023:

Classification	Balance Sheet Location	March 31, 2024	December 31, 2023
Lease Assets
Operating lease assets	Right of Use Asset - Operating Leases	$332,587	$314,944
Finance lease assets	Other Assets	92,684	94,026
Total lease assets		$425,271	$408,970

Lease Liabilities
Current operating lease liabilities	Accrued expenses and other	$55,269	$54,803
Current finance lease liabilities	Notes payable and current portion of debt	23,259	18,791
Total current lease liabilities		$78,528	$73,594

Noncurrent operating lease liabilities	Noncurrent Operating Lease Liabilities	$282,877	$265,454
Noncurrent finance lease liabilities	Long-term Debt, Net of Current Portion	63,955	70,203
Total noncurrent lease liabilities		$346,832	$335,657

Total lease liabilities		$425,360	$409,251

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
The following table sets forth the components of the Company’s total lease cost for the three-month periods ended March 31, 2024 and April 2, 2023:

		Three Months Ended
Lease Cost		March 31, 2024	April 2, 2023
Operating lease cost	(a)	$16,192	$13,411
Finance lease cost:
Amortization of lease asset	(a)	3,440	3,270
Interest on lease liabilities	(b)	1,056	1,194
Variable lease cost	(a) (c)	10,100	9,378
Total lease cost		$30,788	$27,253

(a) Production-related and administrative amounts are included in cost of sales and selling, general and administrative expenses, respectively.
(b) Included in interest expense.
(c) Also includes short term lease costs, which are deemed immaterial.

The following table sets forth certain lease-related information for the three-month periods ended March 31, 2024 and April 2, 2023:

	Three Months Ended
	March 31, 2024	April 2, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$14,355	$13,561
Operating cash flows used by finance leases	$1,056	$1,194
Financing cash flows used by finance leases	$3,946	$4,581
Noncash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$26,818	$6,513
Leased assets obtained in exchange for new finance lease liabilities	$2,292	$2,805
Modification to leased assets for increase in operating lease liabilities	$4,171	$3,957
Termination reclasses to decrease operating lease assets	$(1,202)	$(2,029)
Termination reclasses to decrease operating lease liabilities	$(1,432)	$(2,090)
Termination reclasses to decrease finance lease assets	$—	$(962)
Termination reclasses to decrease finance lease liabilities	$—	$(12)
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
The following table sets forth the effects of contract assets and liabilities from contracts with customers. Contract assets and liabilities are reported in “Other receivables” and “Accrued expenses and other,” respectively, in the Company’s Condensed Consolidated Balance Sheets.

	March 31, 2024	December 31, 2023
Contract Assets	$53,170	$54,334
Contract Liabilities	$(21,758)	$(24,973)

Significant changes in the contract assets and liabilities balances during the three-month period ended March 31, 2024 and the year ended December 31, 2023 were as follows:

	March 31, 2024		December 31, 2023
	Contract Asset	Contract Liability	Contract Asset	Contract Liability
Beginning Balance	$54,334	$(24,973)	$56,008	$(22,423)
Acquired as part of a business combination	—	—	—	(1,436)
Revenue deferred or rebates accrued	—	(16,449)	—	(53,464)
Recognized as revenue		2,079		11,761
Rebates paid to customers	—	17,585	—	40,589
Increases due to rights to consideration for customer specific goods produced, but not billed during the period	53,170	—	54,334	—
Transferred to receivables from contract assets recognized at the beginning of the period and acquired as part of business combinations	(54,334)	—	(56,008)	—
Ending Balance	$53,170	$(21,758)	$54,334	$(24,973)

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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following tables set forth information about revenue disaggregated by primary geographic regions for the three-month periods ended March 31, 2024 and April 2, 2023. The tables also include a reconciliation of disaggregated revenue with reportable segments. The Company’s reportable segments are aligned by product nature as disclosed in Note 15.

Three-month period ended March 31, 2024	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary Geographical Markets:
United States	$677,915	$354,366	$109,568	$1,141,849
Europe	112,787	97,700	14,390	224,877
Canada	30,452	24,770	—	55,222
Asia	25,905	56,950	354	83,209
Other	63,518	59,274	9,594	132,386
Total	$910,577	$593,060	$133,906	$1,637,543

Three-month period ended April 2, 2023	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary Geographical Markets:
United States	$737,791	$360,780	$127,127	$1,225,698
Europe	118,840	107,808	18,051	244,699
Canada	28,803	26,952	—	55,755
Asia	24,136	58,831	330	83,297
Other	48,438	61,484	10,412	120,334
Total	$958,008	$615,855	$155,920	$1,729,783

Note 15: Segment Reporting
The Company’s operating and reporting structure consists of two reportable segments, Consumer Packaging and Industrial Paper Packaging, with all remaining businesses reported as All Other. Effective January 1, 2024, the Company integrated its flexible packaging and thermoformed packaging businesses within the Consumer Packaging segment in order to streamline operations, enhance customer service and better position the business for accelerated growth. As a result, the Company changed its operating and reporting structure to reflect the way it now manages its operations, evaluates performance, and allocates resources. Accordingly, the Company’s consumer thermoformed businesses have moved from the All Other group of businesses to the Consumer Packaging segment. Prior year segment results presented below have been recast to conform with the current presentation. In addition, effective January 1, 2024, the Company began conducting its recycling operations, part of the Industrial Paper Packaging segment, as a procurement function. As a result, no recycling net sales are recorded and the margin from the operations reduces “Cost of sales.”
The products produced and sold within the Consumer Packaging segment consist primarily of round and shaped rigid paper, steel and plastic containers; metal and peelable membrane ends, closures, and components; thermoformed plastic trays and applications; and high-barrier flexible packaging.
The primary products produced and sold within the Industrial Paper Packaging segment include paperboard tubes, cones, and cores; paper-based protective packaging; and uncoated recycled paperboard.
The primary products produced with the All Other group of businesses consist of a variety of packaging materials, including plastic, paper, foam, and various other specialty materials.
The following tables set forth net sales, intersegment sales, segment operating profit, and the reconciliation of segment operating profit to “Income before income taxes.” Segment operating profit is the measure of segment profit or loss reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance in accordance with ASC 280 - “Segment Reporting,” as prescribed by the FASB.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

SEGMENT FINANCIAL INFORMATION
	Three Months Ended
	March 31, 2024	April 2, 2023
Net sales:
Consumer Packaging	$910,577	$958,008
Industrial Paper Packaging	593,060	615,855
Total reportable segments	$1,503,637	$1,573,863
All Other	133,906	155,920
Net Sales	$1,637,543	$1,729,783

Intersegment sales(1):
Consumer Packaging	$3,545	$2,007
Industrial Paper Packaging	28,417	38,720
Total reportable segments	$31,962	$40,727
All Other	1,791	2,789
Intersegment Sales	$33,753	$43,516

Segment operating profit(2):
Consumer Packaging	$93,027	$96,494
Industrial Paper Packaging	65,844	94,367
Segment operating profit	$158,871	$190,861
(1) Intersegment sales are recorded at a market-related transfer price.
(2) Segment operating profit viewed by the Company’s management to evaluate segment performance does not include the following: restructuring/asset impairment charges; amortization of acquisition intangibles; acquisition, integration and divestiture-related costs; changes in last-in, first-out inventory reserves; gains/losses from the sale of businesses or other assets; derivative gains/(losses); or certain other items, if any, the exclusion of which the Company believes improves the comparability and analysis of the ongoing operating performance of the business. All other general corporate expenses have been allocated as operating costs to each of the Company’s reportable segments and the All Other group of businesses.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

RECONCILIATION OF SEGMENT OPERATING PROFIT TO INCOME BEFORE INCOME TAXES
	Three Months Ended
	March 31, 2024	April 2, 2023
Segment operating profit	$158,871	$190,861
All Other operating profit	17,125	22,560
Corporate
Restructuring/Asset impairment charges	(31,618)	(28,814)
Amortization of acquisition intangibles	(22,939)	(21,164)
Gains from divestiture of business and other assets	—	72,010
Acquisition, integration and divestiture-related costs	(5,661)	(5,188)
Changes in LIFO inventory reserves	(431)	5,425
Derivative gains/(losses)	286	(6,085)
Other operating (charges)/income, net(3)	(3,180)	43
Operating profit	$112,453	$229,648
Non-operating pension costs	(3,295)	(3,658)
Interest expense	(31,220)	(34,232)
Interest income	3,558	1,562
Income before income taxes	$81,496	$193,320
(3) Primarily consists of losses related to highly inflationary accounting in Turkey and consulting fees.

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
Spartanburg
In connection with its acquisition of Tegrant in November 2011, the Company identified potential environmental contamination at a site in Spartanburg, South Carolina. Since the acquisition, the Company has spent a total of $2,175 on remediation of the Spartanburg site. At March 31, 2024 and December 31, 2023, the Company’s accrual for environmental contingencies related to the Spartanburg site totaled $5,225 and $5,259, respectively.
The Company cannot currently estimate its potential liability, damages or range of potential loss, if any, beyond the amounts accrued with respect to this exposure. However, the Company does not believe that the resolution of this matter has a reasonable possibility of having a material adverse effect on the Company’s financial statements.
Other environmental matters
The Company has been named as a potentially responsible party at several other environmentally contaminated sites. All of the sites are also the responsibility of other parties. The potential remediation liabilities are shared with such other parties, and, in most cases, the Company’s share, if any, cannot be reasonably estimated at the current time. However, the Company does not believe that the resolution of these matters has a reasonable possibility of having a material adverse effect on the Company’s financial statements. At March 31, 2024 and December 31, 2023, the Company’s accrual for these other sites totaled $2,001 and $1,992, respectively.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Summary
As of March 31, 2024 and December 31, 2023, the Company and its subsidiaries had accrued $7,226 and $7,251, respectively, related to environmental contingencies. These accruals are included in “Accrued expenses and other” in the Company’s Condensed Consolidated Balance Sheets.
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

FORWARD LOOKING STATEMENTS
Statements included in this Quarterly Report on Form 10-Q that are not historical in nature, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, Sonoco Products Company (the “Company” or “Sonoco”) and its representatives may from time to time make other oral or written statements that are also “forward-looking statements.” Words such as “anticipate,” “assume,” “believe,” “can,” “consider,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “goal,” “guidance,” “intend,” “is designed to,” “likely,” “maintain,” “may,” “might,” “objective,” “ongoing,” “opportunity,” “outlook,” “plan,” “possible,” “potential,” “predict,” “seek,” “strategy,” “will,” “would,” or the negative thereof, and similar expressions identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding:
•availability and supply of raw materials and energy, and offsetting high raw material and energy costs;
•the effects of economic downturns, inflation, volatility and other macroeconomic factors on the Company and its industry, including effects on consumers and customers;
•the resiliency of the Company’s operating model;
•reduced supply chain disruptions;
•consumer and customer actions in connection with political, social, and economic instability, war and other geopolitical tensions;
•improved productivity and cost containment, including cost savings from the Company’s investments;
•leveraging strong cash flow and financial position;
•costs, timing and effects of restructuring and portfolio simplification activities;
•effects and timing of, and anticipated costs, synergies and gains resulting from our pending and completed acquisitions and divestitures, including the Company’s acquisitions of Ball Metalpack Holding, LLC, renamed Sonoco Metal Packaging, the remaining interest in RTS Packaging, LLC (“RTS Packaging”) and a paper mill in Chattanooga, Tennessee (the “Chattanooga Mill”), and Inapel Embalagens Ltda. (“Inapel”), and the Company’s sale of its Sonoco Sustainability Solutions (“S3”) business, its U.S. and Mexico BulkSak businesses, its South Carolina timberland properties, and its Protective Solutions business;
•adequacy and anticipated amounts and uses of cash flows;
•capital allocation, including expected amounts of capital spending;
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
•fluctuations in obligations and earnings of pension and postretirement benefit plans, including the timing of funding plan obligations, and the accuracy of assumptions of underlying projections of benefit plan obligations and payments, valuation of plan assets, and projections of long-term rates of return;
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

SONOCO PRODUCTS COMPANY
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
•effects of environmental laws and regulations, including with respect to climate change and emissions reporting and the effectiveness of the final rules adopted by the Securities and Exchange Commission to enhance public company climate disclosures;
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
•economic disruptions resulting from war and other geopolitical tensions (such as the ongoing military conflict between Russia and Ukraine and the ongoing conflict in Israel and Gaza), public health events (such as the COVID-19 pandemic), terrorist activities, and natural disasters; and
•inflation and the activities and operations in highly inflationary economies.
More information about the risks, uncertainties and assumptions that may cause actual results to differ materially from those expressed or forecasted in forward-looking statements is provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 under Item 1A - “Risk Factors” and throughout other sections of that report and in other reports filed with the Securities and Exchange Commission. In light of these various risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q might not occur.
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

SONOCO PRODUCTS COMPANY

COMPANY OVERVIEW
Sonoco is a multi-billion dollar global designer, developer, and manufacturer of a variety of highly-engineered and sustainable packaging products serving multiple end markets. As of March 31, 2024, the Company had more than 300 locations in 33 countries, serving some of the world’s best-known brands in some 85 nations. The Company’s operating and reporting structure consists of two reportable segments, Consumer Packaging and Industrial Paper Packaging, with all remaining businesses reported as All Other.
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
Sonoco’s goal is to increase its long-term profitability and return capital to shareholders. Over the past several years, the Company has simplified its business portfolio around fewer, bigger businesses, which has reduced operating complexity and improved agility. For example, in September 2023, the Company acquired the remaining equity interest in RTS Packaging from joint venture partner WestRock Company, to further strengthen and expand the Company’s 100% recycled fiber-based packaging solutions. In addition, the Company acquired Inapel in December 2023, significantly expanding its presence in the flexibles packaging services market in Latin America. Effective January 1, 2024, the Company integrated its flexible packaging and thermoformed packaging businesses within the Consumer Packaging segment in order to streamline operations, enhance customer service and better position the business for accelerated growth. As a result, the Company changed its operating and reporting structure to reflect the way it now manages its operations, evaluates performance, and allocates resources. Accordingly, the Company’s consumer thermoformed businesses have moved from the All Other group of businesses to the Consumer Packaging segment. Also effective January 1, 2024, the Company began conducting its recycling operations, part of the Industrial Paper Packaging segment, as a procurement function. As a result, no recycling net sales are recorded and the margin from the Company’s recycling operations reduces “Cost of sales.”
The Company is focused on efficient capital deployment into these larger, core business units to improve economic returns and improve integration effectiveness and speed for acquired strategic assets. In parallel, Sonoco continues to work on commercial, operational, and supply chain excellence programs to shift the mix of our business towards higher-valued products and increase overall productivity, as well as strategic pricing initiatives to better capture input costs and the value of the services provided.
First Quarter 2024 Compared with First Quarter 2023
RECONCILIATIONS OF GAAP TO NON-GAAP FINANCIAL MEASURES
To assess and communicate the financial performance of the Company, Sonoco’s management uses, both internally and externally, certain financial performance measures that are not in conformity with generally accepted accounting principles (“GAAP”). These “non-GAAP” financial measures reflect adjustments to the Company’s GAAP operating results to exclude amounts, including the associated tax effects, relating to:
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

SONOCO PRODUCTS COMPANY
The Company’s management believes the exclusion of these amounts improves the period-to-period comparability and analysis of the underlying financial performance of the business. Non-GAAP figures are identified using the term “Adjusted,” for example, “Adjusted Operating Profit,” “Adjusted Net Income Attributable to Sonoco” (referred to as “Adjusted Earnings”) and “Adjusted Diluted Earnings Per Share.” More information about the Company’s use of non-GAAP financial measures is provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, under Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Use of Non-GAAP Financial Measures.”
In addition to the “Adjusted” results described above, the Company also uses Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA is defined as net income excluding the following: interest expense; interest income; provision for income taxes; depreciation, depletion and amortization expense; non-operating pension costs; net income/loss attributable to noncontrolling interests; restructuring/asset impairment charges; changes in LIFO inventory reserves; gains/losses from the divestiture of businesses and other assets; acquisition, integration and divestiture-related costs; other income; derivative gains/losses; and other non-GAAP adjustments, if any, that may arise from time to time. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by net sales.
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

	For the three-month period ended March 31, 2024
Dollars in thousands, except per share data	Operating Profit	Income Before Income Taxes	Provision for Income Taxes	Net Income Attributable to Sonoco	Diluted EPS
As Reported	$112,453	$81,496	$17,360	$65,177	$0.66
Acquisition, integration and divestiture-related costs	5,661	5,661	1,452	4,209	0.04
Changes in LIFO inventory reserves	431	431	108	323	—
Amortization of acquisition intangibles	22,939	22,939	5,573	17,366	0.18
Restructuring/Asset impairment charges	31,618	31,618	7,067	24,584	0.25
Non-operating pension costs	—	3,295	823	2,472	0.02
Net gain from derivatives	(286)	(286)	(72)	(214)	—
Other adjustments	3,180	3,180	5,605	(2,425)	(0.03)
Total adjustments	63,543	66,838	20,556	46,315	0.46
Adjusted	$175,996	$148,334	$37,916	$111,492	$1.12
Due to rounding, individual items may not sum appropriately.

	For the three-month period ended April 2, 2023
Dollars in thousands, except per share data	Operating Profit	Income Before Income Taxes	Provision for Income Taxes	Net Income Attributable to Sonoco	Diluted EPS
As Reported	$229,648	$193,320	$46,912	$148,319	$1.50
Acquisition, integration and divestiture-related costs	5,188	5,188	1,280	3,908	0.04
Changes in LIFO inventory reserves	(5,425)	(5,425)	(1,354)	(4,071)	(0.04)
Amortization of acquisition intangibles	21,164	21,164	5,127	16,037	0.16
Restructuring/Asset impairment charges	28,814	28,814	6,634	22,014	0.22
Gain on divestiture of business and sale of other assets	(72,010)	(72,010)	(17,122)	(54,888)	(0.55)
Non-operating pension costs	—	3,658	909	2,749	0.03
Net loss from derivatives	6,085	6,085	1,518	4,567	0.05
Other adjustments	(43)	(43)	955	(997)	(0.01)
Total adjustments	(16,227)	(12,569)	(2,053)	(10,681)	(0.10)
Adjusted	$213,421	$180,751	$44,859	$137,638	$1.40
Due to rounding, individual items may not sum appropriately.

SONOCO PRODUCTS COMPANY
Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended
Dollars in thousands	March 31, 2024	April 2, 2023

Net income attributable to Sonoco	$65,177	$148,319
Adjustments
Interest expense	31,220	34,232
Interest income	(3,558)	(1,562)
Provision for income taxes	17,360	46,912
Depreciation, depletion and amortization	90,559	82,137
Non-operating pension costs	3,295	3,658
Net income/(loss) attributable to noncontrolling interests	96	(55)
Restructuring/Asset impairment charges	31,618	28,814
Changes in LIFO inventory reserves	431	(5,425)
Gain on divestiture of business and other assets	—	(72,010)
Acquisition, integration and divestiture-related costs	5,661	5,188
Net (gain)/loss from derivatives	(286)	6,085
Other adjustments	3,180	(43)
Adjusted EBITDA	$244,753	$276,250

Net Sales	$1,637,543	$1,729,783
Net Income Margin	4.0%	8.6%
Adjusted EBITDA Margin	14.9%	16.0%

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

SONOCO PRODUCTS COMPANY

Segment Adjusted EBITDA and All Other Adjusted EBITDA Reconciliation
For the Three Months Ended March 31, 2024
Dollars in thousands	Consumer Packaging segment	Industrial Paper Packaging segment	All Other	Corporate	Total
Segment and Total Operating Profit	$93,027	$65,844	$17,125	$(63,543)	$112,453
Adjustments:
Depreciation, depletion and amortization[1]	35,465	28,503	3,652	22,939	90,559
Equity in earnings of affiliates, net of tax	13	1,124	—	—	1,137
Restructuring/Asset impairment charges[2]	—	—	—	31,618	31,618
Changes in LIFO inventory reserves[3]	—	—	—	431	431
Acquisition, integration and divestiture-related costs[4]	—	—	—	5,661	5,661
Net gains from derivatives[5]	—	—	—	(286)	(286)
Other adjustments	—	—	—	3,180	3,180
Segment Adjusted EBITDA	$128,505	$95,471	$20,777	$—	$244,753

Net Sales	$910,577	$593,060	$133,906
Segment Operating Profit Margin	10.2%	11.1%	12.8%
Segment Adjusted EBITDA Margin	14.1%	16.1%	15.5%

1 Included in Corporate is the amortization of acquisition intangibles associated with the Consumer Packaging segment of $16,102, the Industrial Paper Packaging segment of $6,631, and the All Other group of businesses of $206.
2 Included in Corporate are restructuring/asset impairment charges associated with the Consumer Packaging segment of $4,925, the Industrial Paper Packaging segment of $22,603, and the All Other group of businesses of $1,148.
3 Included in Corporate are changes in LIFO inventory reserves associated with the Consumer Packaging segment of $92 and the Industrial Paper Packaging segment of $339.
4 Included in Corporate are acquisition, integration and divestiture-related costs associated with the Consumer Packaging segment of $(124) and the Industrial Paper Packaging segment of $655.
5 Included in Corporate are net gains on derivatives associated with the Consumer Packaging segment of $(43), the Industrial Paper Packaging segment of $(190), and the All Other group of businesses of $(53).

SONOCO PRODUCTS COMPANY

Segment Adjusted EBITDA and All Other Adjusted EBITDA Reconciliation
For the Three Months Ended April 2, 2023
Dollars in thousands	Consumer Packaging segment	Industrial Paper Packaging segment	All Other	Corporate	Total
Segment and Total Operating Profit	$96,494	$94,367	$22,560	$16,227	$229,648
Adjustments:
Depreciation, depletion, and amortization[1]	32,549	24,878	3,546	21,164	82,137
Equity in earnings of affiliates, net of tax	75	1,781	—	—	1,856
Restructuring/Asset impairment charges[2]	—	—	—	28,814	28,814
Changes in LIFO inventory reserves[3]	—	—	—	(5,425)	(5,425)
Acquisition, integration and divestiture-related costs[4]	—	—	—	5,188	5,188
Gain from divestiture of business and other assets[5]	—	—	—	(72,010)	(72,010)
Derivatives losses[6]	—	—	—	6,085	6,085
Other adjustments	—	—	—	(43)	(43)
Segment Adjusted EBITDA	$129,118	$121,026	$26,106	$—	$276,250

Net Sales	$958,008	$615,855	$155,920
Segment Operating Profit Margin	10.1%	15.3%	14.5%
Segment Adjusted EBITDA Margin	13.5%	19.7%	16.7%

1 Included in Corporate is the amortization of acquisition intangibles associated with the Consumer Packaging segment of $16,226, the Industrial Paper Packaging segment of $2,934, and the All Other group of businesses of $2,004.
2 Included in Corporate are restructuring/asset impairment charges associated with the Consumer Packaging segment of $2,680, the Industrial Paper Packaging segment of $24,544, and the All Other group of businesses of $53.
3 Included in Corporate are changes in LIFO inventory reserves associated with the Consumer Packaging segment of $6,102 and the Industrial Paper Packaging segment of $(677).
4 Included in Corporate are acquisition, integration and divestiture-related costs associated with the Consumer Packaging segment of $779 and the Industrial Paper Packaging segment of $289.
5 Included in Corporate are gains from the sale of the Company’s timberland properties in the amount of $(60,945) and the sale of its S3 business in the amount of $(11,065), both of which are associated with the Industrial Paper Packaging segment.
6 Included in Corporate are losses on derivatives associated with the Consumer Packaging segment of $946, the Industrial Paper Packaging segment of $3,912, and the All Other group of businesses of $1,170.
RESULTS OF OPERATIONS
The following discussion provides a review of results for the three-month period ended March 31, 2024 versus the three-month period ended April 2, 2023.
OVERVIEW
Net sales for the first quarter of 2024 declined by $92.2 million or 5.3%, to $1.64 billion, compared to $1.73 billion in the same period last year. The decline was primarily driven by lower selling prices of $57.1 million and the treatment of recycling operations as a procurement function beginning January 1, 2024. Volumes remained flat as lower volumes were offset by the impact of acquisitions.

SONOCO PRODUCTS COMPANY
Net income attributable to Sonoco for the first quarter of 2024 decreased to $65.2 million, or $0.66 per diluted share, compared to $148.3 million, or $1.50 per diluted share, for the same period of 2023. This decrease was primarily due to the absence of a $72.0 million benefit from the sale of the Company’s timberland properties and the divestiture of the S3 business in the first quarter of 2023, as well as lower volumes and pricing, which were partially offset by higher productivity. Adjusted Earnings for the first quarter of 2024 were $111.5 million ($1.12 per diluted share), compared with $137.6 million ($1.40 per diluted share) for the same period in 2023.
GAAP operating profit for the first quarter of 2024 was $112.5 million, a decrease of 51.0% from the $229.6 million reported in the first quarter of 2023. The decrease in GAAP operating profit was primarily due to the absence of a $72.0 benefit from the sale of the Company’s timberland properties and the divestiture of the S3 business in the first quarter of 2023, as well as lower volumes and pricing, which were partially offset by higher productivity. Adjusted Operating Profit for the first quarter of 2024 was $176.0 million, a decrease of 17.5% from the $213.4 million reported for the same period in 2023.

COSTS AND EXPENSES
Cost of goods sold decreased by $55.4 million, or 4.1%, in the first quarter of 2024 compared with the same period last year. The decrease was primarily driven by lower volumes, partially offset by cost of sales related to the acquisitions of Inapel, the Chattanooga mill and the remaining interest in RTS Packaging.
Gross profit was $337.6 million for the three-month period ended March 31, 2024, which was $36.9 million lower than the prior-year period. The decrease in gross profit was driven by volume and pricing declines, which were partially offset by a $51.5 million benefit from improved productivity. Gross profit as a percent of sales decreased to 20.6% from 21.6% in the prior-year quarter.
Selling, general and administrative costs increased by $5.5 million, or 2.9%, in the first quarter of 2024 compared with the same period last year, primarily due to incremental costs associated with the prior year acquisitions of Inapel, the remaining interest in RTS Packaging and the Chattanooga Mill.
Restructuring/Asset impairment charges totaled $31.6 million in the first quarter of 2024, compared with $28.8 million during the same period last year. Additional information regarding restructuring and asset impairment charges is provided in Note 5 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Gain on divestiture of business and other assets of $72.0 million in the first quarter of 2023 reflects gains from the divestiture of the Company’s S3 business and the sale of the Company’s timberland properties. See Note 3 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Non-operating pension costs were $0.4 million lower year over year primarily attributable to settlement costs in Canada in the prior year related to the Company’s defined benefit plan liabilities. Additional information regarding costs of the Company’s retirement plans is provided in Note 11 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Net interest expense for the first quarter of 2024 decreased to $27.7 million, compared with $32.7 million during the first quarter of 2023. The decrease of $5.0 million was primarily due to lower year over year average debt balances and interest income from the Company’s cross-currency swap entered into in December 2023.
The effective tax rates reflected in GAAP net income and Adjusted Earnings in the first quarter of 2024 were 21.3% and 25.6%, respectively, compared with 24.3% and 24.8%, respectively, in the corresponding prior year quarter. The decrease in the GAAP rate was primarily due to a 2024 benefit from a deferred tax adjustment. The increase in the effective tax rate on Adjusted Earnings was due to variances in tax rates between the jurisdictions in which the respective income and charges were taxed.

SONOCO PRODUCTS COMPANY

REPORTABLE SEGMENTS
The Company’s operating and reporting structure consists of two reportable segments, Consumer Packaging and Industrial Paper Packaging, with all remaining businesses reported as All Other. The following table summarizes net sales attributable to each of the Company’s segments and the All Other group of businesses for the first quarters of 2024 and 2023:

	Three Months Ended
(Dollars in thousands)	March 31, 2024	April 2, 2023	% Change
Net sales:
Consumer Packaging	$910,577	$958,008	(5.0)%
Industrial Paper Packaging	593,060	615,855	(3.7)%
Total reportable segments	$1,503,637	$1,573,863	(4.5)%
All Other	133,906	155,920	(14.1)%
Net sales	$1,637,543	$1,729,783	(5.3)%

The following table summarizes operating profit attributable to each of the Company’s reportable segments, the All Other group of businesses, and Corporate-related activity during the first quarters of 2024 and 2023:

	Three Months Ended
(Dollars in thousands)	March 31, 2024	April 2, 2023	% Change
Operating profit:
Consumer Packaging	$93,027	$96,494	(3.6)%
Industrial Paper Packaging	65,844	94,367	(30.2)%
Segment operating profit	$158,871	$190,861	(16.8)%
All Other	17,125	22,560	(24.1)%
Corporate
Restructuring/Asset impairment charges	(31,618)	(28,814)
Amortization of acquisition intangibles	(22,939)	(21,164)
Gains from divestiture of business and other assets	—	72,010
Other operating charges, net	(8,986)	(5,805)
Operating profit	$112,453	$229,648	(51.0)%
The following table summarizes Adjusted EBITDA attributable to each of the Company’s reportable segments and the All Other group of businesses during the first quarters of 2024 and 2023:

	Three Months Ended
(Dollars in thousands)	March 31, 2024	April 2, 2023	% Change
Adjusted EBITDA:
Consumer Packaging	$128,505	$129,118	(0.5)%
Industrial Paper Packaging	95,471	121,026	(21.1)%
All Other	20,777	26,106	(20.4)%
Adjusted EBITDA	$244,753	$276,250	(11.4)%

SONOCO PRODUCTS COMPANY
The following table summarizes restructuring/asset impairment charges attributable to each of the Company’s reportable segments, the All Other group of businesses, and Corporate-related activity during the first quarters of 2024 and 2023:

	Three Months Ended
(Dollars in thousands)	March 31, 2024	April 2, 2023
Restructuring/Asset impairment charges:
Consumer Packaging	$4,925	$2,680
Industrial Paper Packaging	22,603	24,544
All Other	1,148	53
Corporate	2,942	1,537
Restructuring/Asset impairment charges	$31,618	$28,814
Consumer Packaging
The products produced and sold within the Consumer Packaging segment are generally used to package a variety of consumer products and consist primarily of round and shaped rigid paper, steel and plastic containers; metal and peelable membrane ends, closures, and components; thermoformed plastic trays and applications; and high-barrier flexible packaging. These products primarily serve the consumer staples market, focused on food, beverage, household, personal, and pharmaceutical products.
Segment sales decreased approximately 5.0% compared to the corresponding prior year quarter as volumes continued to be impacted by lower consumer purchases from inflationary pricing impacts, primarily in snacks and confectionary markets, partially offset by year over year growth in aerosol volumes.
Segment operating profit and Adjusted EBITDA decreased by 3.6% and 0.5%, respectively. The decline was largely due to lower volumes across the segment and negative price/cost. These declines were partially offset by continued strong productivity throughout the segment.
Industrial Paper Packaging
The primary products produced and sold within the Industrial Paper Packaging segment include goods produced from recycled fiber, including paperboard tubes, cones, and cores; paper-based protective packaging; and uncoated recycled paperboard for folding cartons, can board and laminated structures. Products across this segment support multiple end markets, primarily in paper, textile, and films.
Segment sales decreased 3.7% from the corresponding prior year quarter due to lower index-related pricing, continued weakness in global converted products, and the conduct of recycling as a procurement function, partially offset by higher demand in paper and the benefit of the acquisitions of the remaining interest in RTS Packaging and the Chattanooga Mill.
Segment operating profit and Adjusted EBITDA decreased 30.2% and 21.1%, respectively, as continued price/cost pressures were only partially offset by strong productivity and the benefit from acquisitions. Segment operating profit margin decreased to 11% in the first quarter of 2024 from 15% in the same period last year, and Segment Adjusted EBITDA margin declined to 16% in the first quarter compared to 20% in the same period last year, in each case due to unfavorable resets in commercial contracts with certain customers and suppliers tied to indices. These declines were partially offset by manufacturing productivity improvements due primarily to higher utilization in our paper mills and optimization of the operations footprint.
All Other
The primary products produced within the All Other group of businesses consist of a variety of packaging materials including plastic, paper, foam, and various other specialty materials serving a wide variety of end markets including consumer staples, consumer discretionary, and industrial.
Sales declined 14.1% from the same quarter of the prior year primarily due to lower volumes.
Operating profit and Adjusted EBITDA dropped by 24.1% and 20.4%, respectively, in the first quarter of 2024 compared to the same period last year, primarily due to lower volumes and negative price/cost, partially offset by higher productivity. As a result, operating margin decreased to 12.8% in the first quarter of 2024 compared to 14.5% in the same quarter last year.

SONOCO PRODUCTS COMPANY
Financial Position, Liquidity and Capital Resources
Cash generated from operations for the first three months of 2024 was $166.2 million, compared with $98.0 million in the same period of 2023, a year-over-year increase of $68.2 million. While GAAP net income decreased by $83.0 million year over year, this decline was primarily attributable to the absence of non-cash gains from the sales of the Company’s S3 business and timberland properties during the first quarter of 2023. Net working capital provided $0.8 million of cash in the first three months of 2024, while using $91.5 million in the same period last year, for a year-over-year increase in operating cash flow of $92.3 million driven primarily by a year-over-year increase in cash provided by payable to suppliers of $97.3 million. Purchasing activity in the first quarter of 2023 was lower than normal due to abnormally high levels of certain inventory items that were maintained at the end of 2022 as a result of supply chain challenges, whereas inventory and purchasing activity returned to more normalized levels in the current period. Accounts receivable used $9.8 million more cash during the first three months of 2024 than in the same period last year as a result of the impact of changing mix in customer payment terms more than offsetting lower sales volumes. The Company continues to actively manage all components of net working capital by managing inventories and reviewing payment terms with customers and suppliers to appropriately address risk and balance economic benefit. Changes in accrued expenses and other assets and liabilities used $7.1 million in the three-month period ended March 31, 2024, compared with using $18.9 million in the same period last year. The $11.8 million lower use of cash in the current year was largely driven by the lower year-over-year payout of management incentive compensation. Cash contributions to the Company’s retirement plans were $4.0 million in the first three months of 2024, compared with $4.9 million in the same period last year.
Investing activities used $81.7 million of cash in the first three months of 2024, compared with $3.0 million in the same period last year, a higher year-over-year use of cash of $78.8 million. While capital expenditures during the first three months of 2024 were $86.5 million, $3.1 million higher than the same period last year, this use of cash was partially offset in the prior year by proceeds from the sale of assets of $71.4 million, primarily from the March 2023 sale of the Company’s timberland properties. In addition, proceeds from the sale of the Company’s S3 business provided $13.8 million of cash in the first three months of 2023. Investments in affiliated companies used $5.0 million of cash during the three-month period ended April 2, 2023 as a result of the Company’s purchase of a 2.7% equity interest in Northstar Recycling Co. Other net investing activities provided $4.9 million more cash year over year, primarily as a result of higher life insurance proceeds received in the current year. Net capital spending for 2024 is expected to be approximately $350 million compared to $283 million in 2023.
Financing activities used $62.7 million of cash in the three-month period ended March 31, 2024, while using $118.2 million in the corresponding prior-year period, a year-over-year decrease of $55.5 million. The decrease was largely driven by higher debt repayments in the prior year. Cash used to pay dividends increased by $2.4 million year over year reflecting the increase in the quarterly dividend payment from $0.49 per share to $0.51 per share approved by the Company’s Board of Directors in April 2023. Cash used to repurchase the Company’s common stock to satisfy employee tax withholding obligations in association with the exercise of certain share-based compensation awards was $9.1 million in the three-month period ended March 31, 2024, compared to $10.6 million in the same period last year.
The Company’s cash balances are held in numerous locations throughout the world. At March 31, 2024 and December 31, 2023, approximately $114.0 million and $93.8 million, respectively, of the Company’s reported cash and cash equivalents balances of $172.2 million and $151.9 million, respectively, were held outside of the United States by its foreign subsidiaries. Cash held outside of the United States is available to meet local liquidity needs or for capital expenditures, acquisitions, and other offshore growth opportunities. As the Company has maintained sufficient domestic liquidity through a combination of operating cash flow generation and access to bank and capital market borrowings, management has generally considered its foreign unremitted earnings to be indefinitely invested outside the United States and currently has no plans to repatriate such earnings, other than excess cash balances that can be repatriated at minimal tax cost. Accordingly, as of March 31, 2024 the Company is not providing for taxes on these amounts for financial reporting purposes. Computation of the potential deferred tax liability associated with unremitted earnings considered to be indefinitely reinvested is not practicable.
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

SONOCO PRODUCTS COMPANY
During the three-month period ended March 31, 2024, the Company reported a net decrease in cash and cash equivalents of $1.6 million due to currency translation adjustments resulting from a stronger U.S. dollar relative to certain foreign currencies in which cash and cash equivalents were held.
The Company operates a $500 million commercial paper program, supported by a $900 million unsecured revolving credit facility with a syndicate of banks that is committed through June 2026. The Company has the contractual right to draw funds directly on the underlying revolving credit facility, which could possibly occur if there were a disruption in the commercial paper market.
At March 31, 2024, the Company had scheduled debt maturities of approximately $454 million over the next twelve months, including $400 million aggregate principal amount of its 1.80% notes due February 2025. As the Company had no commercial paper balances outstanding at March 31, 2024, all of the $900 million in committed capacity under its revolving credit facility was available for draw down. The Company believes that cash and cash equivalents on hand and expected net cash flows generated from operating and investing activities, together with available capacity under the Company’s existing borrowing arrangements and the potential for additional borrowings or the issuance of new debt securities, will provide sufficient liquidity to cover debt maturities and other cash flow needs of the Company over the next twelve months and beyond.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenants currently require the Company to maintain a minimum level of interest coverage and a minimum level of net worth, as defined in the agreements. As of March 31, 2024, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.
On April 1, 2024, subsequent to the end of the first quarter, the Company completed the sale of Protexic, part of the All Other group of businesses, to Black Diamond Capital Management, LLC for cash proceeds of $82 million. The Company used the majority of these proceeds to pay down debt.
The Company continually explores strategic acquisition opportunities that may result in the use of cash. Given the nature of the acquisition process, the timing and amounts of such expenditures are not always predictable. The Company expects that any acquisitions requiring funding in excess of cash on hand would be financed using existing credit facilities or additional borrowings.
The Company anticipates making additional contributions to its other pension and postretirement plans of approximately $16 million during the remainder of 2024, resulting in expected total contributions to these plans of approximately $20 million in 2024. Future funding requirements beyond the current year will vary depending largely on investment performance, future actuarial assumptions, and legislative actions.
Fair Value Measurements, Foreign Exchange Exposure and Risk Management
Certain assets and liabilities are reported in the Company’s financial statements at fair value, the fluctuation of which can impact the Company’s financial position and results of operations. Items reported by the Company at fair value on a recurring basis include derivative contracts and pension-related assets. The valuation of the vast majority of these items is based either on quoted prices in active and accessible markets or on other observable inputs.
As a result of operating globally, the Company is exposed to changes in foreign exchange rates. The exposure is well diversified, as the Company’s facilities are located throughout the world, and the Company generally sells in the same countries where it produces with both revenue and costs transacted in the local currency. The Company monitors these exposures and uses foreign currency forward contracts and other risk management instruments to manage exposure to changes in foreign currency cash flows and the translation of monetary assets and liabilities on the Company’s condensed consolidated financial statements by hedging a portion of forecasted transactions that are denominated in foreign currencies, foreign currency assets and liabilities, or its net investment in foreign subsidiaries. The Company’s foreign operations are exposed to political, geopolitical, and cultural risks, but these risks are mitigated by diversification and the relative stability of the countries in which the Company has significant operations.

SONOCO PRODUCTS COMPANY
Because the economy in Venezuela is considered highly inflationary under U.S. GAAP, the Company considers the U.S. dollar to be the functional currency of its Venezuelan operations and uses the official exchange rate when remeasuring the financial results of those operations. Economic conditions in Venezuela have worsened considerably over the past several years and there are no indications that conditions are likely to improve in the foreseeable future. Further deterioration could result in the recognition of an impairment charge or a deconsolidation of the subsidiary. At March 31, 2024, the carrying value of the Company’s net investment in its Venezuelan operations was approximately $2.1 million. In addition, at March 31, 2024, the Company’s “Accumulated other comprehensive loss” included a cumulative translation loss of $3.8 million related to its Venezuelan operations which would need to be reclassified to net income in the event of a complete exit of the business or a deconsolidation of the Venezuelan operations.
Turkey has also been deemed to be a highly inflationary economy under U.S. GAAP since the first quarter of 2022. Accordingly, the Company considers the U.S. dollar to be the functional currency of its operations in Turkey and has remeasured monetary assets and liabilities denominated in Turkish lira to U.S. dollars with changes recorded through earnings. The cumulative impact of applying highly inflationary accounting to Turkey has been a pretax charge to earnings of $7.6 million ($5.8 million after tax), including $1.1 million ($0.8 million after tax) during the three-month period ended March 31, 2024. The magnitude of future earnings impacts, however, is uncertain as such impacts are dependent upon unpredictable movements in the Turkish lira relative to the U.S. dollar. In addition to remeasurement-related charges, significant deterioration in the Turkish economy could result in the recognition of future impairment charges. However, the Company believes its exposure is limited to its net investment in Turkey which was approximately $18.1 million as of March 31, 2024.
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
At March 31, 2024, the Company had derivative contracts outstanding to hedge the prices on a portion of anticipated natural gas and aluminum purchases. These contracts, some of which qualify as cash flow hedges, include natural gas swaps totaling approximately 6.6 million metric million British thermal units (“MMBTUs”) and aluminum swaps totaling 355 metric tons. These contracts have various maturity dates ranging through December 2024. The total fair market value of these instruments resulted in a net loss position of $6.6 million and $6.8 million at March 31, 2024 and December 31, 2023, respectively.

SONOCO PRODUCTS COMPANY
The Company routinely enters into derivative currency contracts to mitigate the risk of unfavorable fluctuations in the exchange rate on certain anticipated foreign currency cash flows. These contracts qualify as cash flow hedges and have various maturity dates ranging from April 2024 through December 2024. The total market value of these instruments resulted in net gain positions of $1.5 million and $1.5 million at March 31, 2024 and December 31, 2023, respectively. In addition, at March 31, 2024, the Company had various currency contracts outstanding to hedge the currency exposure of intercompany debt and foreign currency denominated receivables and payables. Although placed as economic hedges, the Company does not apply hedge accounting to these instruments. As such, changes in fair value are recorded directly to income and expense in the periods that they occur.
During the fourth quarter of 2023, the Company became party to cross-currency swap agreements with a total notional amount of $500 million to effectively convert a portion of the Company’s fixed-rate U.S. dollar-denominated debt, including the semi-annual interest payments, to fixed-rate euro-denominated debt. The swap agreements provide for the Company to receive semi-annual interest payments in U.S. dollars at a fixed rate and to make semi-annual interest payments in euros at a fixed rate. The risk management objective of entering into such agreements is to manage foreign currency risk relating to net investments in certain European subsidiaries denominated in euros. The agreements are designated as net investment hedges for accounting purposes. The gain or loss on the net investment hedge derivative instrument is included in the foreign currency translation component of accumulated other comprehensive loss until the net investment is sold, diluted, or liquidated. Interest payments received for the cross-currency swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense. At March 31, 2024, the fair value of the Company’s net investment hedges was a gain position of $4.9 million, and a translation gain of $3.6 million (net of income taxes of $1.2 million) was reported as a component of “Accumulated other comprehensive loss” within “Foreign currency items.”
During the first three months of 2024, the U.S. dollar strengthened against most of the functional currencies in which the Company’s foreign investments are held, including the euro, the Canadian dollar, the British pound, the Brazilian real, and the Danish krone. The net impact of these changes, and the changes in the net investment hedge discussed above, resulted in net translation losses of $19.3 million being recorded in “Accumulated other comprehensive loss” during the three-month period ended March 31, 2024.
As a result of continued strengthening of the U.S. dollar against the euro, as well as a reduction in the differential between U.S. and European interest rates, the fair value of the Company’s net investment hedge continued to appreciate into the month of April. On April 15, 2024, subsequent to the end of the quarter, the Company terminated the swap agreements and received a cash settlement of $11.6 million. The foreign currency translation gain of approximately $3.1 million, net of tax, will be included as a component of “Accumulated other comprehensive loss” in the second quarter of 2024. Following the unwind of the swaps, the Company entered into new cross-currency swap agreements with a total notional amount of $500 million to effectively convert a portion of the Company’s fixed-rate U.S. dollar-denominated debt, including the semi-annual interest payments, to fixed-rate euro-denominated debt. The new swap agreements have a maturity of May 1, 2027.
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
Information about the Company’s exposure to market risk is discussed under Part I, Item 2 in this Quarterly Report on Form 10-Q and was disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission on February 28, 2024. There have been no other material quantitative or qualitative changes in market risk exposure since the date of that filing.

SONOCO PRODUCTS COMPANY

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision, and with the participation, of our management, including our Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation pursuant to Rule 13a-15(b) under the Exchange Act of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO concluded that such controls and procedures, as of March 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q, were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. For this purpose, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information that is required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting occurring during the quarter ended March 31, 2024, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
Information with respect to legal proceedings and other exposures appears in Part I - Item 3 - “Legal Proceedings” and Part II - Item 8 - “Financial Statements and Supplementary Data” (Note 17 - “Commitments and contingencies”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, and in Part I - Item 1 - “Financial Statements” (Note 16 - “Commitments and Contingencies”) of this Quarterly Report on Form 10-Q.
Environmental Matters
The Company has been named as a potentially responsible party (“PRP”) at several environmentally contaminated sites not owned by the Company. All of the sites are also the responsibility of other parties. The Company’s liability, if any, is shared with such other parties, but the Company’s share has not been finally determined in most cases. In some cases, the Company has cost-sharing arrangements with other PRPs with respect to a particular site. Such agreements relate to the sharing of legal defense costs or cleanup costs, or both. The Company has assumed, for purposes of estimating amounts to be accrued, that the other parties to such cost-sharing agreements will perform as agreed. It appears that final resolution of some of the sites is years away, and actual costs to be incurred for these environmental matters in future periods is likely to vary from current estimates because of the inherent uncertainties in evaluating environmental exposures. Accordingly, the ultimate cost to the Company with respect to such sites, beyond what has been accrued at March 31, 2024, cannot be determined. As of March 31, 2024 and December 31, 2023, the Company had accrued $7.2 million and $7.3 million, respectively, related to environmental contingencies. The Company periodically reevaluates the assumptions used in determining the appropriate reserves for environmental matters as additional information becomes available and, when warranted, makes appropriate adjustments.
Other Legal Matters
Information regarding other legal proceedings is provided in Note 16 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 5.	Other Information.
Insider Trading Arrangements
During the three months ended March 31, 2024, none of the Company’s officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

SONOCO PRODUCTS COMPANY
(Registrant)

Date:	May 1, 2024	By:	/s/ Robert R. Dillard
Robert R. Dillard
Chief Financial Officer
(principal financial officer)

/s/ Aditya Gandhi
Aditya Gandhi
Chief Accounting Officer
(principal accounting officer)