Form 10-Q
period 2024-06-30
SONOCO PRODUCTS CO
filed 2024-08-01
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s no par value common stock as of July 19, 2024 was 98,257,749.

SONOCO PRODUCTS COMPANY

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars and shares in thousands)

	June 30, 2024	December 31, 2023*
Assets
Current Assets
Cash and cash equivalents	$140,233	$151,937
Trade accounts receivable, net of allowances	960,262	904,898
Other receivables	109,575	106,644
Inventories, net:
Finished and in process	341,952	324,910
Materials and supplies	390,621	448,591
Prepaid expenses	171,820	113,385
Total Current Assets	2,114,463	2,050,365
Property, Plant and Equipment, Net	1,893,404	1,906,137
Goodwill	1,769,519	1,810,654
Other Intangible Assets, Net	803,911	853,670
Deferred Income Taxes	27,531	31,329
Right of Use Asset-Operating Leases	313,650	314,944
Other Assets	232,186	224,858
Total Assets	$7,154,664	$7,191,957
Liabilities and Equity
Current Liabilities
Payable to suppliers	$730,563	$707,490
Accrued expenses and other	402,758	400,014
Notes payable and current portion of long-term debt	485,479	47,132
Accrued taxes	7,333	10,641
Total Current Liabilities	1,626,133	1,165,277
Long-term Debt, Net of Current Portion	2,541,929	3,035,868
Noncurrent Operating Lease Liabilities	267,493	265,454
Pension and Other Postretirement Benefits	140,011	142,900
Deferred Income Taxes	91,999	100,788
Other Liabilities	45,232	49,835
Commitments and Contingencies

Sonoco Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares 98,258 and 97,957 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	7,175	7,175
Capital in excess of stated value	167,114	159,047
Accumulated other comprehensive loss	(418,317)	(366,262)
Retained earnings	2,678,673	2,624,380
Total Sonoco Shareholders’ Equity	2,434,645	2,424,340
Noncontrolling Interests	7,222	7,495
Total Equity	2,441,867	2,431,835
Total Liabilities and Equity	$7,154,664	$7,191,957

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (the “United States” or “U.S.”).
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Net sales	$1,623,479	$1,705,290	$3,261,022	$3,435,073
Cost of sales	1,266,125	1,347,972	2,566,115	2,703,327
Gross profit	357,354	357,318	694,907	731,746
Selling, general and administrative expenses	202,210	170,773	395,692	358,749
Restructuring/Asset impairment charges	19,250	6,057	50,868	34,871
Gain on divestiture of business and other assets	4,478	7,371	4,478	79,381
Operating profit	140,372	187,859	252,825	417,507
Other income, net	5,867	—	5,867	—
Non-operating pension costs	4,170	3,342	7,465	7,000
Interest expense	29,640	34,284	60,860	68,516
Interest income	3,555	1,944	7,113	3,506
Income before income taxes	115,984	152,177	197,480	345,497
Provision for income taxes	27,307	40,740	44,667	87,652
Income before equity in earnings of affiliates	88,677	111,437	152,813	257,845
Equity in earnings of affiliates, net of tax	2,274	3,312	3,411	5,168
Net income	90,951	114,749	156,224	263,013
Net income attributable to noncontrolling interests	(140)	(100)	(236)	(45)
Net income attributable to Sonoco	$90,811	$114,649	$155,988	$262,968

Weighted average common shares outstanding:
Basic	98,671	98,325	98,583	98,246
Diluted	99,241	98,872	99,199	98,740
Per common share:
Net income attributable to Sonoco:
Basic	$0.92	$1.17	$1.58	$2.68
Diluted	$0.92	$1.16	$1.57	$2.66

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Net income	$90,951	$114,749	$156,224	$263,013
Other comprehensive (loss)/income:
Foreign currency translation adjustments	(33,408)	21,690	(53,194)	53,498
Changes in defined benefit plans, net of tax	2,079	(1,763)	2,122	(847)
Changes in derivative financial instruments, net of tax	(1,661)	1,428	(1,492)	3,942
Other comprehensive (loss)/income	(32,990)	21,355	(52,564)	56,593
Comprehensive income:	57,961	136,104	103,660	319,606
Less: Net income attributable to noncontrolling interests	(140)	(100)	(236)	(45)
Less: Other comprehensive loss attributable to noncontrolling interests	42	298	509	59
Comprehensive income attributable to Sonoco	$57,863	$136,302	$103,933	$319,620

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN TOTAL EQUITY (unaudited)
(Dollars and shares in thousands)

	Total Equity		Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests
			Outstanding	Amount
December 31, 2023	$2,431,835		97,957	$7,175	$159,047	$(366,262)	$2,624,380	$7,495
Net income	65,273						65,177	96
Other comprehensive (loss)/income:
Translation loss	(19,786)					(19,319)		(467)
Defined benefit plan adjustment, net of tax	43					43
Derivative financial instruments, net of tax	169					169
Other comprehensive loss	(19,574)					(19,107)		(467)
Dividends	(50,348)						(50,348)
Issuance of stock awards	204		460		204
Shares repurchased	(9,139)		(162)		(9,139)
Share-based compensation	8,325				8,325
Other	906				906
March 31, 2024	$2,427,482		98,255	$7,175	$159,343	$(385,369)	$2,639,209	$7,124
Net income	90,951						90,811	140
Other comprehensive income/(loss):
Translation loss	(33,408)					(33,366)		(42)
Defined benefit plan adjustment, net of tax	2,079					2,079
Derivative financial instruments, net of tax	(1,661)					(1,661)
Other comprehensive loss	(32,990)					(32,948)		(42)
Dividends	(51,347)						(51,347)
Issuance of stock awards	181		4		181
Shares repurchased	(23)		(1)		(23)
Share-based compensation	6,656				6,656
Other	957				957
June 30, 2024	$2,441,867	2,441,867	98,258	$7,175	$167,114	$(418,317)	$2,678,673	$7,222

	Total Equity	Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests
		Outstanding	Amount
December 31, 2022	$2,072,797	97,645	$7,175	$140,539	$(430,083)	$2,348,183	$6,983
Net income/(loss)	148,264					148,319	(55)
Other comprehensive income:
Translation income	31,808				31,569		239
Defined benefit plan adjustment, net of tax	916				916
Derivative financial instruments, net of tax	2,514				2,514
Other comprehensive income	35,238				34,999		239
Dividends	(48,203)					(48,203)
Issuance of stock awards	472	485		472
Shares repurchased	(10,576)	(175)		(10,576)
Share-based compensation	7,573			7,573
April 2, 2023	$2,205,565	97,955	$7,175	$138,008	$(395,084)	$2,448,299	$7,167
Net income	114,749					114,649	$100
Other comprehensive income/(loss):
Translation income/(loss)	21,690				21,988		(298)
Defined benefit plan adjustment, net of tax	(1,763)				(1,763)
Derivative financial instruments, net of tax	1,428				1,428
Other comprehensive income/(loss)	21,355				21,653		(298)
Dividends	(50,180)					(50,180)
Issuance of stock awards	222	1		222
Shares repurchased	(26)	—		(26)
Share-based compensation	7,637			7,637
July 2, 2023	$2,299,322	97,956	$7,175	$145,841	$(373,431)	$2,512,768	$6,969

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30, 2024	July 2, 2023
Cash Flows from Operating Activities:
Net income	$156,224	$263,013
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments	22,956	19,778
Depreciation, depletion and amortization	180,045	163,817
Share-based compensation expense	14,981	15,210
Equity in earnings of affiliated companies, net	(3,411)	(5,168)
Cash dividends from affiliated companies	5,458	6,450
Net gain on disposition of assets	(957)	(60,111)
Net gain on divestiture of business and other assets	(4,478)	(18,436)
Remeasurement gain of investment in affiliated companies	(6,012)	—
Pension and postretirement plan expense	8,843	8,495
Pension and postretirement plan contributions	(9,125)	(7,456)
Net (decrease)/increase in deferred tax liabilities	(11,602)	1,429
Change in assets and liabilities, net of effects from acquisitions, divestitures and foreign currency adjustments:
Trade accounts receivable	(102,497)	(17,254)
Inventories	15,366	148,877
Payable to suppliers	57,929	(130,713)
Prepaid expenses	(51,103)	(3,258)
Income taxes payable and other income tax items	6,554	1,898
Accrued expenses and other assets and liabilities	(3,682)	(37,988)
Net cash provided by operating activities	275,489	348,583
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(179,694)	(161,690)
Cost of acquisitions, net of cash acquired	(3,281)	—
Proceeds from the sale of business, net	81,517	13,839
Proceeds from the sale of assets, net	333	71,853
Proceeds from settlement of net investment hedge	9,068	—
Investment in affiliated companies	(10,000)	(5,000)
Other net investing activities	5,448	569
Net cash used by investing activities	(96,609)	(80,429)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	32,615	20,071
Principal repayment of debt	(112,859)	(96,311)
Net change in commercial paper	28,000	—
Net increase/(decrease) in book cash overdrafts	3,725	(441)
Payment of loan financing costs	(19,000)	—
Cash dividends	(101,310)	(97,689)
Payments for share repurchases	(9,162)	(10,602)
Net cash used by financing activities	(177,991)	(184,972)
Effects of Exchange Rate Changes on Cash	(12,593)	8,596
Net (Decrease)/Increase in Cash and Cash Equivalents	(11,704)	91,778
Cash and cash equivalents at beginning of period	151,937	227,438
Cash and cash equivalents at end of period	$140,233	$319,216
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 1: Basis of Interim Presentation
In the opinion of the management of Sonoco Products Company (the “Company” or “Sonoco”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise stated) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the three- and six-month periods ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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

Note 2: New Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which modifies the rules on income tax disclosures to require disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.
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
In September 2022, the FASB issued ASU 2022-04, “Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” The amendments in this ASU require that a buyer in a supplier finance program disclose qualitative and quantitative information about its supplier finance programs in each annual reporting period, including a description of key payment terms, amounts outstanding, and a rollforward of the outstanding obligation. In each interim reporting period, the amount outstanding requires disclosure. The amendments were effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. The Company adopted this standard in the first quarter of 2023, with the exception of the amendment on rollforward information, which will be provided in the Company’s Annual Report on Form 10-K for the year ending December 31, 2024.
During the six-month period ended June 30, 2024, there were no other newly issued or newly applicable accounting pronouncements that had, or are expected to have, a material impact on the Company’s financial statements. Further, at June 30, 2024, there were no other pronouncements pending adoption that are expected to have a material impact on the Company’s condensed consolidated financial statements.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 3: Acquisitions and Divestitures
Acquisitions
On June 22, 2024, the Company entered into a definitive agreement to acquire Eviosys from KPS Capital Partners, LP for approximately $3,900,000. Eviosys, a global supplier of metal packaging that produces food cans and ends, aerosol cans, metal closures and promotional packaging with a large metal food can manufacturing footprint in the Europe, Middle East, and Africa region, has approximately 6,300 employees in 44 manufacturing facilities across 17 countries. This acquisition is expected to accelerate the Company’s strategy to focus on and scale its core businesses. The acquisition of Eviosys is expected to close by the end of 2024, subject to the completion of required works council consultations, the receipt of required regulatory approvals, and other customary closing conditions.
On December 1, 2023, the Company completed the acquisition of Inapel Embalagens Ltda. (“Inapel”), a manufacturer of single-layer and multilayer materials for flexible packaging in Brazil, for net consideration of $64,390, including $59,228 of cash paid at closing, additional consideration paid of $2,340, and a final net working capital settlement of $489 paid during the second quarter of 2024. Additional obligations to the seller totaling $2,333 are expected to be paid before the end of 2024 and are recorded in “Payable to suppliers” in the Company’s Condensed Consolidated Balance Sheet as of June 30, 2024. With the acquisition of Inapel, the Company added approximately 500 employees and two manufacturing locations in the São Paulo region of Brazil. The financial results of Inapel are included in the Company’s Consumer Packaging segment.
The Company’s initial allocation of the assets acquired and liabilities assumed in the acquisition of Inapel, as well as revised preliminary fair values reflecting adjustments made during the measurement period, are as follows:

	Initial Allocation	Measurement Period Adjustments	Preliminary Allocation
Trade accounts receivable	$30,301	$(133)	$30,168
Other receivables	6,088	(465)	5,623
Inventories	9,269	—	9,269
Prepaid expenses	1,430	—	1,430
Property, plant and equipment	11,456	17,425	28,881
Right of use asset - operating leases	217	—	217
Other intangible assets	8,653	188	8,841
Goodwill	15,704	(7,890)	7,814
Other assets	793	—	793
Payable to suppliers	(15,899)	2,951	(12,948)
Accrued expenses and other	(5,733)	(1,350)	(7,083)
Noncurrent operating lease liabilities	(117)	—	(117)
Deferred income taxes	(2,934)	(5,564)	(8,498)
Total purchase price, net of cash acquired	$59,228	$5,162	$64,390
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
Goodwill for Inapel, none of which is currently deductible for income tax purposes, is primarily attributable to the assembled workforce and synergies of the combined organization.

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
The allocation of the purchase price for the remaining interest in RTS Packaging and the Chattanooga Mill to the tangible and intangible assets acquired and liabilities assumed, as reflected under the heading “Preliminary Allocation” in the table above, is based on the Company’s preliminary determinations of fair value using information currently available. Management is continuing to finalize its valuation of certain assets and liabilities including, but not limited to, inventory; property, plant and equipment; goodwill; other intangible assets; and deferred income taxes. The Company expects to complete its valuations within one year of the date of acquisition.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Goodwill for RTS Packaging and the Chattanooga Mill, of which $82,798 is expected to be deductible for income tax purposes, is primarily attributable to the synergies of the combined organization and the assembled workforce.
The Company has accounted for these acquisitions as business combinations under the acquisition method and has included the results of operations of the acquired businesses in the Company’s Condensed Consolidated Statements of Income for the six-month period ended June 30, 2024. The Company believes that these acquisitions were not material to the periods presented and are therefore not subject to the ASC 805 requirement to provide supplemental pro-forma financial information. Accordingly, this information is not presented herein.
Divestiture of Businesses
On April 1, 2024, the Company completed the sale of its Protective Solutions business (“Protexic”), part of the All Other group of businesses, to Black Diamond Capital Management, LLC for cash proceeds of $80,267. This business provided foam components and integrated material solutions for various industrial end markets. This sale was the result of the Company’s continuing evaluation of its business portfolio and is consistent with the Company’s strategic and investment priorities. In connection with the Protexic divestiture, the Company wrote off net assets totaling $74,126, including $16,559 of allocated goodwill, and reclassified $2,913 of cumulative translation adjustment losses from Accumulated Other Comprehensive Loss, recognizing a preliminary pretax gain on the divestiture of $3,228 during the second quarter of 2024. The preliminary gain, which is included in “Gain on divestiture of business and other assets” in the Company’s Condensed Consolidated Statements of Income, is expected to be finalized in the third quarter of 2024 upon finalization of the working capital settlement. The Company used the majority of the cash proceeds from the sale to pay down debt.
On July 1, 2023, the Company completed the sale of its U.S. BulkSak business, which consisted of the manufacturing and distribution of flexible intermediate bulk containers, plastic and fiber pallets, and custom fit liners and was a part of the Company’s Industrial Paper Packaging segment, to U.S. BulkSak Holdings, LLC. The cash selling price, as adjusted for the final working capital settlement, was $20,271 with cash proceeds totaling $18,271 received in 2023, and the remaining $2,000 held in escrow to be released to the Company within eighteen months from the date of the sale, pursuant to the settlement of any indemnity claims. As a result of the U.S. BulkSak divestiture, the Company wrote off net assets totaling $13,437, including $3,333 of allocated goodwill, and recognized a total pretax gain of $6,834 upon completion of the sale. The gain, of which $7,371 was recognized in the second quarter of 2023 as reflected in “Gain on divestiture of business and other assets” in the Company’s Condensed Consolidated Statements of Income, was reduced by $537 in the third quarter of 2023 upon the final working capital settlement. The escrow balance of $2,000 is reflected in “Other receivables” on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2024.
Also on July 1, 2023, the Company agreed to the sale of its Mexico BulkSak business. The sale closed in December 2023 for a cash selling price, as adjusted for working capital, of $1,096. As a result of the Mexico BulkSak sale, the Company recognized a pretax gain of $85 in the fourth quarter of 2023 which was included in “Gain on divestiture of business and other assets” in the Company’s Condensed Consolidated Statements of Income.
On January 26, 2023, the Company completed the sale of its Sonoco Sustainability Solutions (“S3”) business, a provider of customized waste and recycling management programs and part of the Company’s Industrial Paper Packaging segment, to Northstar Recycling Co. (“Northstar”), for total cash proceeds of $13,839. An additional $1,500 of proceeds are being held in escrow and are expected to be released to the Company, pursuant to any indemnification claims, twenty months following the date of the divestiture. The escrow balance is reflected in “Other receivables” in the Company’s Condensed Consolidated Balance Sheet as of June 30, 2024. The Company wrote off net assets totaling $4,274 as part of the divestiture of the business, including $3,042 of allocated goodwill, and recognized a pretax gain of $11,065 during the first quarter of 2023. In the second quarter of 2024, upon resolution of certain contingencies, the Company received cash proceeds and recognized an additional pretax gain of $1,250 on the sale. These gains are included in “Gain on divestiture of business and other assets” in the Company’s Condensed Consolidated Statements of Income.
On January 26, 2023, in connection with the sale of the S3 business, the Company acquired a 2.7% equity interest in Northstar valued at $5,000. This investment is being accounted for under the measurement alternative (i.e., cost less impairment, adjusted for any qualifying observable price changes).
The sales of the Protexic, U.S. Bulksak, Mexico Bulksak and S3 businesses did not represent a strategic shift for the Company and did not have a major effect on its operations or financial results. Consequently, these sales did not meet the criteria for reporting as discontinued operations.

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
Additional Ownership Investment
During the second quarter of 2024, the Company increased its ownership investment in a small South Carolina based designer and manufacturer of sustainable protective packaging solutions from 20.5% to 39.9%. The Company acquired its initial ownership interest in June 2022. The preferred stock investment increased by $18,512 during the second quarter of 2024, which included a $10,000 cash payment, a $5,400 remeasurement of the fair value of the existing investment, and a $2,500 conversion of the carrying value of the outstanding convertible notes into a preferred series stock investment, which yielded a $467 fair value increase and a $145 increase for interest income earned. The outstanding investment of $21,212 as of June 30, 2024 is included within “Other assets” in the Company’s Condensed Consolidated Balance Sheet. The remeasurement of the carrying value of the existing investment to fair value during the second quarter of 2024 resulted in a gain of $5,867 and interest income of $145, which are included in “Other income, net” and “Interest income,” respectively, in the Company’s Condensed Consolidated Statements of Income.
Acquisition, Integration, and Divestiture-Related Costs
Acquisition, integration, and divestiture-related costs totaled $22,269 and $4,532 during the three-month periods ended June 30, 2024 and July 2, 2023, respectively, and $27,930 and $9,720 during the six-month periods ended June 30, 2024 and July 2, 2023, respectively. These costs include legal and professional fees, as well as employee-related and other integration activity costs that are included in “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 4: Shareholders’ Equity
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Numerator:
Net income attributable to Sonoco	$90,811	$114,649	$155,988	$262,968
Denominator:
Weighted average common shares outstanding:
Basic	98,671	98,325	98,583	98,246
Dilutive effect of share-based compensation	570	547	616	494
Diluted	99,241	98,872	99,199	98,740
Net income attributable to Sonoco per common share:
Basic	$0.92	$1.17	$1.58	$2.68
Diluted	$0.92	$1.16	$1.57	$2.66
Cash dividends	$0.52	$0.51	$1.03	$1.00
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
The average numbers of SARs that were anti-dilutive and, therefore, not included in the computation of diluted earnings per share during the three- and six-month periods ended June 30, 2024 and July 2, 2023 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Anti-dilutive stock appreciation rights	338	341	339	342
Stock Repurchases
On April 20, 2021, the Company’s Board of Directors (the “Board”) authorized the repurchase of the Company’s common stock in an aggregate amount of up to $350,000. Following several repurchase transactions in 2021, a total of $137,972 remained available for share repurchases under this authorization as of December 31, 2021. No shares were repurchased under this authorization during the years ended December 31, 2023 or 2022 or the six-month period ended June 30, 2024.
The Company regularly repurchases shares of its common stock to satisfy employee tax withholding obligations in association with certain share-based compensation awards. These repurchases, which are not part of a publicly announced plan or program, totaled 163 shares during the six-month period ended June 30, 2024, at a cost of $9,162, and 175 shares during the six-month period ended July 2, 2023, at a cost of $10,602.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Dividend Declarations
On February 14, 2024, the Board declared a regular quarterly dividend of $0.51 per share. This dividend was paid on March 8, 2024 to all shareholders of record as of February 28, 2024.
On April 17, 2024, the Board declared a regular quarterly dividend of $0.52 per share. This dividend was paid on June 10, 2024 to all shareholders of record as of May 10, 2024.
On July 17, 2024, the Board declared a regular quarterly dividend of $0.52 per share. This dividend is payable on September 10, 2024 to all shareholders of record as of August 9, 2024.
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
Following are the total restructuring and asset impairment charges, net of adjustments, recognized during the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Restructuring and restructuring-related asset impairment charges	$19,250	$6,057	$50,868	$34,871
Other asset impairments	—	—	—	—
Restructuring/Asset impairment charges	$19,250	$6,057	$50,868	$34,871

The table below sets forth restructuring and restructuring-related asset impairment charges by type incurred:

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Severance and termination benefits	$6,100	$4,118	$24,093	$9,634
Asset impairments	11,499	806	20,343	19,999
Other costs	1,651	1,133	6,432	5,238
Restructuring and restructuring-related asset impairment charges	$19,250	$6,057	$50,868	$34,871
The table below sets forth restructuring and restructuring-related asset impairment charges attributable to each reportable segment, the All Other group of businesses, and Corporate-related activity:

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Consumer Packaging	$11,163	$4,015	$16,088	$6,695
Industrial Paper Packaging	7,737	1,987	30,340	26,531
All Other	214	865	1,362	918
Corporate	136	(810)	3,078	727
Restructuring and restructuring-related asset impairment charges	$19,250	$6,057	$50,868	$34,871

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
The following table sets forth the activity in the restructuring accrual included in “Accrued expenses and other” in the Company’s Condensed Consolidated Balance Sheets:

	Severance and Termination Benefits	Asset Impairments/ Disposal of Assets	Other Costs	Total
Accrual Activity
Liability at December 31, 2023	$14,315	$—	$1,638	$15,953
2024 charges	24,093	20,343	6,432	50,868
Cash (payments)/receipts	(16,024)	2,613	(4,653)	(18,064)
Asset writedowns/disposals	—	(22,956)	—	(22,956)
Foreign currency translation	(253)	—	(73)	(326)
Liability at June 30, 2024	$22,131	$—	$3,344	$25,475
“Severance and termination benefits” during the first six months of 2024 includes the cost of severance for approximately 220 employees whose positions were eliminated in conjunction with the Company’s ongoing organizational effectiveness efforts, including the relocation of certain facilities in Greece and Germany, and severance related to the closures of paper mills in Sumner, Washington (the “Sumner Mill”) and Kilkis, Greece (the “Kilkis Mill”), the closures of two small industrial converted products facilities in China, and the planned closure of an industrial converted products facility in Mississauga, Canada, all part of the Industrial Paper Packaging segment.
“Asset impairments ” during the first six months of 2024 consists primarily of asset impairment charges related to the closures of the Sumner Mill and the Kilkis Mill, both part of the Industrial Paper Packaging segment, and the exit of a small metal canning lid business within Sonoco Metal Packaging, part of the Consumer Packaging segment.
“Other costs” during the first six months of 2024 consists primarily of equipment removal, utilities, plant security, property taxes, insurance and environmental remediation costs related to the closure of the Sumner Mill, and ongoing facility carrying costs of previously announced plant closures.
The Company expects to pay the majority of the remaining restructuring reserves by the end of 2024 using cash generated from operations. The Company also expects to recognize future additional charges totaling approximately $3,500 in connection with previously announced restructuring actions and believes that the majority of these charges will be incurred and paid by the end of 2024. The Company continually evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions are likely to be undertaken.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 6: Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive loss and the changes in the balances of each component of accumulated other comprehensive loss, net of tax as applicable, for the six-month periods ended June 30, 2024 and July 2, 2023:

	Foreign Currency Items	Defined Benefit Pension Items	Cash Flow Hedges	Accumulated Other Comprehensive Loss

Balance at December 31, 2023	$(267,578)	$(99,627)	$943	$(366,262)
Other comprehensive (loss) before reclassifications	(55,598)	(181)	(1,124)	(56,903)
Amounts reclassified from accumulated other comprehensive loss to net income	2,913	2,303	(368)	4,848
Other comprehensive (loss)/income	(52,685)	2,122	(1,492)	(52,055)
Balance at June 30, 2024	$(320,263)	$(97,505)	$(549)	$(418,317)

Balance at December 31, 2022	$(338,316)	$(90,973)	$(794)	$(430,083)
Other comprehensive income/(loss) before reclassifications	53,557	(3,049)	5,369	55,877
Amounts reclassified from accumulated other comprehensive loss to net income	—	2,202	(1,736)	466
Amounts reclassified from accumulated other comprehensive loss to property, plant, and equipment	—	—	309	309
Other comprehensive income/(loss)	53,557	(847)	3,942	56,652
Balance at July 2, 2023	$(284,759)	$(91,820)	$3,148	$(373,431)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the effects on net income of significant amounts reclassified from each component of accumulated other comprehensive loss for the three- and six-month periods ended June 30, 2024 and July 2, 2023:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended		Six Months Ended
Details about Accumulated Other Comprehensive Loss Components	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023	Affected Line Item in the Condensed Consolidated Statements of Income
Foreign currency items
Currency translation adjustment loss on Protexic sale(a)	$(2,913)	$—	$(2,913)	$—	Gain on divestiture of business and other assets
	(2,913)	—	(2,913)	—
Gains/(losses) on cash flow hedges
Foreign exchange contracts(b)	230	2,515	666	3,577	Net sales
Foreign exchange contracts(b)	(64)	(918)	(139)	(1,372)	Cost of sales
Commodity contracts(b)	—	—	—	(32)	Cost of sales
	166	1,597	527	2,173	Income before income taxes
Income tax impact	(147)	(292)	(159)	(437)	Provision for income taxes
	19	1,305	368	1,736	Net income
Defined benefit pension items
Effect of settlement loss(c)	(511)	(63)	(511)	(749)	Non-operating pension costs
Amortization of defined benefit pension items(c)	(1,199)	(1,132)	(2,429)	(2,203)	Non-operating pension costs
	(1,710)	(1,195)	(2,940)	(2,952)	Income before income taxes
Income tax impact	382	302	637	750	Provision for income taxes
	(1,328)	(893)	(2,303)	(2,202)	Net income
Total reclassifications for the period	$(4,222)	$412	$(4,848)	$(466)	Net income

(a) See Note 3 for additional details.
(b) See Note 10 for additional details.
(c) See Note 12 for additional details.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the before and after tax amounts for the various components of other comprehensive income/(loss) for the three-month periods ended June 30, 2024 and July 2, 2023:

	Three Months Ended June 30, 2024			Three Months Ended July 2, 2023
	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Foreign currency items:
Net other comprehensive (loss)/income from foreign currency items	$(35,280)	$(999)	$(36,279)	$21,988	$—	$21,988
Amounts reclassified from accumulated other comprehensive loss to net income(a)	2,913	—	2,913	—	—	—
Net other comprehensive loss from foreign currency items	(32,367)	(999)	(33,366)	21,988	—	21,988
Defined benefit pension items:
Other comprehensive income/(loss) before reclassifications	671	80	751	(3,689)	1,033	(2,656)
Amounts reclassified from accumulated other comprehensive loss to net income(b)	1,710	(382)	1,328	1,195	(302)	893
Net other comprehensive income/(loss) from defined benefit pension items	2,381	(302)	2,079	(2,494)	731	(1,763)
Gains and losses on cash flow hedges:
Other comprehensive (loss)/income before reclassifications(c)	(2,144)	502	(1,642)	3,344	(611)	2,733
Amounts reclassified from accumulated other comprehensive loss to net income(c)	(166)	147	(19)	(1,597)	292	(1,305)
Net other comprehensive (loss)/income from cash flow hedges	(2,310)	649	(1,661)	1,747	(319)	1,428
Other comprehensive (loss)/income	$(32,296)	$(652)	$(32,948)	$21,241	$412	$21,653

(a) See Note 3 for additional details.
(b) See Note 12 for additional details.
(c) See Note 10 for additional details.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the before and after tax amounts for the various components of other comprehensive income/(loss) for the six-month periods ended June 30, 2024 and July 2, 2023:

	Six Months Ended June 30, 2024			Six Months Ended July 2, 2023
	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Foreign currency items:
Net other comprehensive (loss)/income from foreign currency items	$(52,068)	$(3,530)	$(55,598)	$53,557	$—	$53,557
Amounts reclassified from accumulated other comprehensive loss to net income(a)	2,913	—	2,913	—	—	—
Net other comprehensive (loss)/income from foreign currency items	(49,155)	(3,530)	(52,685)	53,557	—	53,557
Defined benefit pension items:
Other comprehensive (loss)/income before reclassifications	(205)	24	(181)	(4,449)	1,400	(3,049)
Amounts reclassified from accumulated other comprehensive loss to net income(b)	2,940	(637)	2,303	2,952	(750)	2,202
Net other comprehensive income/(loss) from defined benefit pension items	2,735	(613)	2,122	(1,497)	650	(847)
Gains and losses on cash flow hedges:
Other comprehensive (loss)/income before reclassifications(c)	(1,608)	484	(1,124)	6,880	(1,502)	5,378
Amounts reclassified from accumulated other comprehensive loss to net income(c)	(527)	159	(368)	(2,173)	437	(1,736)
Amounts reclassified from accumulated other comprehensive loss to property, plant and equipment(c)	—	—	—	401	(101)	300
Net other comprehensive (loss)/income from cash flow hedges	(2,135)	643	(1,492)	5,108	(1,166)	3,942
Other comprehensive (loss)/income	$(48,555)	$(3,500)	$(52,055)	$57,168	$(516)	$56,652

(a) See Note 3 for additional details.
(b) See Note 12 for additional details.
(c) See Note 10 for additional details.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 7: Goodwill and Other Intangible Assets
Goodwill
A summary of the changes in goodwill for the six-month period ended June 30, 2024 is as follows:

	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Goodwill at December 31, 2023	$1,056,241	$506,406	$248,007	$1,810,654
Divestitures	—	—	(16,559)	(16,559)
Foreign currency translation	(7,222)	(9,258)	(206)	(16,686)
Measurement period adjustments	(7,890)	—	—	(7,890)
Goodwill at June 30, 2024	$1,041,129	$497,148	$231,242	$1,769,519
Goodwill activity reflected under the caption “Divestitures” relates to the April 2024 divestiture of Protexic. See Note 3 for additional information. Goodwill activity reflected under the caption “Measurement period adjustments” relates to the prior year acquisition of Inapel. See Note 3 for additional information.
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
Although no reporting units failed the annual impairment test, in management’s opinion the goodwill balance of the Plastics-Medical reporting unit is at risk of impairment in the near term if the reporting unit’s operations do not perform in line with management’s expectations, or if there is a negative change in the long-term outlook for the business or in other factors such as the discount rate. At June 30, 2024, the total goodwill associated with the Plastics-Medical reporting unit was $63,900.
During the time subsequent to the annual evaluation, and at June 30, 2024, the Company considered whether any events and/or changes in circumstances had resulted in the likelihood that the goodwill of any of its reporting units may have been impaired. It is management’s opinion that no such events and/or changes in circumstances have occurred.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Other Intangible Assets
A summary of other intangible assets as of June 30, 2024 and December 31, 2023 is as follows:

	June 30, 2024	December 31, 2023
Other Intangible Assets, gross:
Patents	$29,300	$29,304
Customer lists	1,220,406	1,282,689
Trade names	41,704	41,836
Proprietary technology	56,844	56,857
Other	6,542	6,916
Total Other Intangible Assets, gross	$1,354,796	$1,417,602

Accumulated Amortization:
Patents	$(20,330)	$(19,549)
Customer lists	(475,207)	(493,778)
Trade names	(21,500)	(18,845)
Proprietary technology	(31,258)	(29,013)
Other	(2,590)	(2,747)
Total Accumulated Amortization	(550,885)	(563,932)
Other Intangible Assets, net	$803,911	$853,670
“Total Other Intangibles Assets, gross” and “Total Accumulated Amortization” were both reduced by $54,860 during the first six months of 2024 as a result of the divestiture of Protexic in April 2024. These fully amortized intangible assets consisted primarily of customer lists. See Note 3 for additional information.
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
Aggregate amortization expense was $22,511 and $20,539 for the three-month periods ended June 30, 2024 and July 2, 2023, respectively, $45,450 and $41,703 for the six-month periods ended June 30, 2024 and July 2, 2023, respectively. Amortization expense on other intangible assets is expected to total approximately $90,100 in 2024, $78,900 in 2025, $74,900 in 2026, $73,800 in 2027 and $72,900 in 2028.

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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth the balance sheet location and values of the Company’s SCF Program obligations at June 30, 2024 and December 31, 2023:

Balance Sheet Line Item	June 30, 2024	December 31, 2023
Payable to suppliers(a)	$46,788	$35,847
(a) The payment of these obligations is included in net cash provided by operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.

Note 9: Debt
Details of the Company’s debt at June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024	December 31, 2023
Commercial paper	$28,000	$—
Syndicated term loan due August 2028	497,347	572,025
1.800% notes due February 2025	399,538	399,149
2.250% notes due February 2027	298,676	298,421
2.850% notes due February 2032	496,044	495,785
3.125% notes due May 2030	596,757	596,480
5.750% notes due November 2040	536,263	536,246
Other foreign denominated debt	72,890	78,800
Finance lease obligations	84,932	88,994
Other debt	16,961	17,100
Total debt	3,027,408	3,083,000
Less current portion and short-term notes	485,479	47,132
Long-term debt	$2,541,929	$3,035,868

On May 3, 2024, the Company entered into an Amended and Restated Credit Agreement (the “Agreement”) to extend the maturity and make certain other changes to the terms under the Company’s existing five-year credit agreement dated June 21, 2021. The Agreement increases the commitments under the Company’s revolving credit facility by $350,000 to $1,250,000 and extends the maturity date to May 3, 2029. The Company also increased its $500,000 commercial paper program by $750,000 to $1,250,000. The commercial paper program will continue to be supported by the revolving credit facility. Borrowings under the revolving credit facility will bear interest at a fluctuating rate per annum equal to, at the Company’s option, (i) the forward-looking Secured Overnight Financing Rate term rate (“Term SOFR” and such borrowings, “Term SOFR Loans”), (ii) a base rate set forth in the Agreement, or (iii) a combination thereof, plus, in each case, an applicable margin calculated based on the Company’s credit ratings and, in the of case of Term SOFR Loans, a SOFR Adjustment (as defined in the Agreement) of 10 basis points. At June 30, 2024, the applicable margin based on the pricing grid in the Agreement and the Company’s current credit rating, together with the SOFR Adjustment, was 122.5 basis points. At June 30, 2024, the Company had $28,000 in commercial paper balances outstanding; accordingly, the committed capacity available for drawdown under its revolving credit facility at June 30, 2024 was $1,222,000.
On June 22, 2024, in conjunction with the announcement of the acquisition of Eviosys, to secure funding of the acquisition, the Company entered into a 364-day senior unsecured bridge term loan facility (the “Bridge Loan Facility”) with JPMorgan Chase and Morgan Stanley in an amount of $4,000,000 comprised of two tranches, Tranche A of $700,000 and Tranche B of $3,300,000.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

On July 12, 2024, subsequent to the end of the quarter, the Company entered into a credit agreement with the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (the “Term Credit Agreement”). The Term Credit Agreement provides the Company with the ability to borrow up to $700,000 on an unsecured basis (the “Term Loan Facility”) to finance a portion of the cash consideration for the Company’s pending acquisition of Eviosys. Funding of the Term Loan Facility is expected to take place substantially concurrently with the closing of the acquisition of Eviosys. The aggregate amount of the commitments under the Term Credit Agreement have replaced a corresponding amount of the commitments in respect of the Bridge Loan Facility in accordance with the terms of the Bridge Loan Facility commitment letter. As a result, an aggregate amount of up to $3,300,000 in Bridge Loan Facility commitments remain. No draws have been made under the Term Loan Facility.
In June 2024, the Company paid $19,000 in fees related to the Bridge Loan Facility. These fees were recorded in “Prepaid expenses” on the Company’s Condensed Consolidated Balance Sheets and are being amortized to interest expense over the commitment period ending March 2025. A total of $18,578 of unamortized fees relating to the Bridge Loan Facility remained in prepaid expenses at June 30, 2024.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenants currently require the Company to maintain a minimum level of interest coverage and a minimum level of net worth, as defined in the agreements. As of June 30, 2024, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.

Note 10: Financial Instruments and Derivatives
The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments for which the carrying amount differs from the fair value.

	June 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, net of current portion	$2,541,929	$2,366,364	$3,035,868	$2,890,009

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
Cash Flow Hedges
At June 30, 2024 and December 31, 2023, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. These contracts, which have maturities ranging from July 2024 to December 2024, qualify as cash flow hedges under U.S. generally accepted accounting principles (“GAAP”). For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item. Cash flows from derivative financial instruments designated as cash flow hedges are classified as cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Commodity Cash Flow Hedges
Certain derivative contracts entered into to manage the cost of anticipated purchases of natural gas and aluminum have been designated by the Company as cash flow hedges. At June 30, 2024, these contracts included natural gas swaps covering approximately 30 thousand metric million British thermal units (“MMBTUs”). These contracts represented approximately 0.9% of anticipated usage in North America for the remainder of 2024. The Company also has certain natural gas hedges that it does not treat as cash flow hedges. See “Non-Designated Derivatives” below for a discussion of these hedges. At June 30, 2024, the Company had also designated swap contracts covering 222 metric tons of aluminum as cash flow hedges. The fair value of the Company’s commodity cash flow hedges netted to loss positions of $(4) and $(41) at June 30, 2024 and December 31, 2023, respectively. The amount of the loss included in accumulated other comprehensive loss at June 30, 2024 expected to be reclassified to the income statement during the next twelve months is $(4).
Foreign Currency Cash Flow Hedges
The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales and purchases expected to occur in 2024 and 2025. The net positions of these contracts at June 30, 2024 were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	purchase	11,331,141
Mexican peso	purchase	259,397
Polish zloty	purchase	63,143
Danish krone	purchase	22,484
Swedish krona	sell	(3,641)
Czech koruna	purchase	54,927
Canadian dollar	purchase	16,691
Euro	purchase	1,172
Turkish lira	purchase	27,744
Brazilian real	purchase	26,371
British pound	sell	(834)
The fair value of foreign currency cash flow hedges related to forecasted sales and purchases netted to a loss position of $(859) and a gain position of $1,502 at June 30, 2024 and December 31, 2023, respectively. Losses of $(859) are expected to be reclassified from accumulated other comprehensive income to the income statement during the next twelve months.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Net Investment Hedge
In 2023, the Company became a party to cross-currency swap agreements with a total notional amount of $500,000 to effectively convert a portion of the Company’s fixed-rate U.S. dollar denominated debt, including the semi-annual interest payments, to fixed-rate euro-denominated debt. The swap agreements, which had a maturity of December 18, 2026, provided for the Company to receive semi-annual interest payments in U.S. dollars at a fixed rate and to make semi-annual interest payments in euros at a fixed rate. The risk management objective of entering into the swap agreements was to manage foreign currency risk relating to net investments in certain European subsidiaries denominated in euros. The agreements were designated as net investment hedges for accounting purposes. On April 15, 2024, as a result of the strengthening of the U.S. dollar against the euro, as well as a reduction in the differential between U.S. and European interest rates, the Company terminated its swap agreements and received a net cash settlement of $9,068. The foreign currency translation gain of approximately $3,143, net of tax, is included as a component of “Accumulated other comprehensive loss.”
Following the unwind of the swaps, the Company entered into new cross-currency swap agreements with a total notional amount of $500,000 to effectively convert a portion of the Company’s fixed-rate U.S. dollar-denominated debt, including the semi-annual interest payments, to fixed-rate euro-denominated debt. The new swap agreements, which have a maturity of May 1, 2027, share the same risk management objective as the terminated cross-currency swap agreements and are also designated as net investment hedges for accounting purposes.
The gain or loss on the net investment hedge derivative instruments is included in the “Foreign currency translation” component of “Accumulated other comprehensive loss” until the net investment is sold, diluted, or liquidated. Interest payments received for the cross-currency swaps are excluded from the net investment hedge effectiveness assessment and are recorded in “Interest expense” in the Company’s Condensed Consolidated Statements of Income. The assumptions used in measuring fair value of the cross-currency swaps are considered level 2 inputs, which are based upon the Euro-to-U.S. dollar exchange rate market.
The fair value of the Company’s net investment hedges were loss positions of $301 and $5,073 at June 30, 2024 and December 31, 2023, respectively. Translation losses of $224 (net of income taxes of $77) and $3,779 (net of income taxes of $1,294) were reported as components of “Accumulated other comprehensive loss” within “Foreign currency items” at June 30, 2024 and December 31, 2023, respectively.
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
Foreign Currency Hedges
The Company routinely enters into forward contracts or swaps to economically hedge the currency exposure of intercompany debt and foreign currency denominated receivables and payables. The net currency positions of these non-designated contracts at June 30, 2024, were as follows (in thousands):

Currency	Action	Quantity
Indonesian rupiah	purchase	21,474,722
Colombian peso	purchase	67,923,187
Mexican peso	purchase	394,583
Turkish lira	purchase	16,609
Canadian dollar	purchase	8,266
Commodity Hedges
The Company has entered into non-designated derivative contracts to manage the cost of anticipated purchases of natural gas. At June 30, 2024, these contracts consisted of natural gas swaps covering approximately 6.3 million MMBTUs and represented approximately 87% and 48% of anticipated usage for the remainder of 2024 and 2025, respectively.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The fair value of the Company’s non-designated derivatives position was a loss of $(3,329) and $(6,790) at June 30, 2024 and December 31, 2023, respectively.
The following table sets forth the location and fair values of the Company’s derivative instruments at June 30, 2024 and December 31, 2023:

Description	Balance Sheet Location	June 30, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$49	$67
Commodity Contracts	Accrued expenses and other	(53)	(108)
Foreign Exchange Contracts	Prepaid expenses	538	2,525
Foreign Exchange Contracts	Accrued expenses and other	(1,397)	(1,024)
Net Investment Hedge	Prepaid expense	7,373	5,567
Net Investment Hedge	Other liabilities	(7,674)	(10,640)
Derivatives not designated as hedging instruments:
Commodity Contracts	Prepaid expenses	233	12
Commodity Contracts	Other assets	333	—
Commodity Contracts	Accrued expenses and other	(3,544)	(6,782)
Commodity Contracts	Other liabilities	(61)	—
Foreign Exchange Contracts	Prepaid expenses	24	130
Foreign Exchange Contracts	Accrued expenses and other	(314)	(159)
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following tables set forth the effect of the Company’s derivative instruments on financial performance for the three-month periods ended June 30, 2024 and July 2, 2023, excluding the amount of foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to the carrying value of the capitalized expenditures:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income
Derivatives in Cash Flow Hedging Relationships:
Three-month period ended June 30, 2024
Foreign Exchange Contracts	$(2,206)	Net sales	$230
		Cost of sales	(64)
Commodity Contracts	62	Cost of sales	—

Three-month period ended July 2, 2023
Foreign Exchange Contracts	$3,413	Net sales	$2,515
		Cost of sales	(918)
Commodity Contracts	(69)	Cost of sales	—

Description	Gain or (Loss) Recognized	Location of Gain or (Loss) Recognized in Income Statement
Derivatives not Designated as Hedging Instruments:
Three-month period ended June 30, 2024
Commodity Contracts	$470	Cost of sales
Foreign Exchange Contracts	(2,771)	Selling, general and administrative
Three-month period ended July 2, 2023
Commodity Contracts	$(1,809)	Cost of sales
Foreign Exchange Contracts	1,935	Selling, general and administrative

	Three-month period ended June 30, 2024		Three-month period ended July 2, 2023
Description	Revenue	Cost of sales	Revenue	Cost of sales
Total amount of income and expense line items presented in the Condensed Consolidated Statements of Income	$230	$(64)	$2,515	$(918)

Gain or (loss) on cash flow hedging relationships:
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into net income	$230	$(64)	$2,515	$(918)

Commodity contracts:
Amount of gain reclassified from accumulated other comprehensive loss into net income	$—	$—	$—	$—

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following tables set forth the effect of the Company’s derivative instruments on financial performance for the six-month periods ended June 30, 2024 and July 2, 2023, excluding the amount of foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to the carrying value of the capitalized expenditures:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income
Derivatives in Cash Flow Hedging Relationships:
Six-month period ended June 30, 2024
Foreign Exchange Contracts	$(1,645)	Net sales	$666
		Cost of sales	(139)
Commodity Contracts	37	Cost of sales	—

Six-month period ended July 2, 2023
Foreign Exchange Contracts	$7,026	Net sales	$3,577
		Cost of sales	(1,372)
Commodity Contracts	(146)	Cost of sales	(32)

Description	Gain or (Loss) Recognized	Location of Gain or (Loss) Recognized in Income Statement
Derivatives not Designated as Hedging Instruments:
Six-month period ended June 30, 2024
Commodity Contracts	$(2,088)	Cost of sales
Foreign Exchange Contracts	(2,466)	Selling, general and administrative
Six-month period ended July 2, 2023
Commodity Contracts	$(11,517)	Cost of sales
Foreign Exchange Contracts	4,072	Selling, general and administrative

	Six-month period ended June 30, 2024		Six-month period ended July 2, 2023
Description	Revenue	Cost of sales	Revenue	Cost of sales
Total amount of income and expense line items presented in the Condensed Consolidated Statements of Income	$666	$(139)	$3,577	$(1,404)

Gain or (loss) on cash flow hedging relationships:
Foreign exchange contracts:
Amount of gain/(loss) reclassified from accumulated other comprehensive income into net income	$666	$(139)	$3,577	$(1,372)

Commodity contracts:
Amount of gain reclassified from accumulated other comprehensive income into net income	$—	$—	$—	$(32)

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
The following table sets forth information regarding the Company’s financial assets and financial liabilities, excluding retirement and postretirement plan assets, measured at fair value on a recurring basis:

Description	June 30, 2024	Assets measured at NAV	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(4)	$—	$—	$(4)	$—
Foreign exchange contracts	(859)	—	—	(859)	—
Net investment hedge	(301)	—	—	(301)	—
Non-hedge derivatives, net:
Commodity contracts	(3,039)	—	—	(3,039)	—
Foreign exchange contracts	(290)	—	—	(290)	—

Description	December 31, 2023	Assets measured at NAV	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(41)	$—	$—	$(41)	$—
Foreign exchange contracts	1,502	—	—	1,502	—
Net investment hedge	(5,073)	—	—	(5,073)	—
Non-hedge derivatives, net:
Commodity contracts	(6,770)	—	—	(6,770)	—
Foreign exchange contracts	(29)	—	—	(29)	—

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
None of the Company’s financial assets or liabilities are measured at fair value using significant unobservable inputs. There were no transfers in or out of Level 1 or Level 2 fair value measurements during the three- and six-month periods ended June 30, 2024.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The Company has an investment in the preferred stock of a nonaffiliated private company. This investment is accounted for under the measurement alternative of cost less impairment, adjusted for any qualifying observable price changes on a non-recurring basis. Observable price changes would consist of Level 2 inputs based on privately negotiated transactions with the nonaffiliated company. The total investment in preferred stock of $21,212 is included in “Other assets” in the Company’s Condensed Consolidated Balance Sheet as of June 30, 2024.
The Company measures certain non-financial assets and non-financial liabilities at fair value on a non-recurring basis. See Note 3 for a discussion of assets acquired and liabilities assumed in acquisitions and Note 5 for a discussion of asset impairments associated with restructuring activities. The fair value of assets determined based on third-party appraisals and classified as Level 3 measurements due to the use of significant unobservable inputs was not material at June 30, 2024 or December 31, 2023.

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
The components of net periodic benefit cost/(income) include the following:

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Retirement Plans
Service cost	$535	$692	$1,290	$1,379
Interest cost	5,126	4,398	9,835	8,692
Expected return on plan assets	(2,776)	(2,298)	(5,572)	(4,742)
Amortization of prior service cost	235	227	440	446
Amortization of net actuarial loss	1,169	1,102	2,244	2,147
Effect of settlement loss	511	63	511	749
Net periodic benefit cost	$4,800	$4,184	$8,748	$8,671

Retiree Health and Life Insurance Plans
Service cost	$34	$53	$88	$115
Interest cost	207	124	457	256
Expected return on plan assets	(97)	(78)	(195)	(157)
Amortization of prior service cost	96	—	192	—
Amortization of net actuarial gain	(301)	(197)	(447)	(390)
Net periodic benefit (income)/cost	$(61)	$(98)	$95	$(176)
Settlement Charges
The Company recognized settlement charges of $511 and $749 during the six-month periods ended June 30, 2024 and July 2, 2023, respectively. These charges resulted from payments made to certain participants in the Company’s non-union Canadian pension plan who elected a lump sum distribution option upon retirement.
Contributions
The Company made aggregate contributions of $9,125 and $7,456 to its defined benefit retirement and retiree health and life insurance plans during the six-month periods ended June 30, 2024 and July 2, 2023, respectively. The Company expects to make additional aggregate contributions of approximately $11,605 to its defined benefit retirement and retiree health and life insurance plans over the remainder of 2024.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 13: Income Taxes
The Company’s effective tax rates for the three- and six-month periods ended June 30, 2024 were 23.5% and 22.6%, respectively, and its rates for the three- and six-month periods ended July 2, 2023 were 26.8% and 25.4%, respectively. The Company’s effective tax rates varied from the U.S. statutory rate due primarily to rate differences between U.S. and non-U.S. jurisdictions and the relative amounts earned in those jurisdictions, state income taxes, and discrete tax adjustments.
The Company and/or its subsidiaries file federal, state and local income tax returns in the United States and various foreign jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years prior to 2017.
The Company’s reserve for uncertain tax benefits increased by $938 from December 31, 2023 to June 30, 2024 due primarily to an increase in reserves related to existing tax positions. The Company believes that it is reasonably possible that the amount reserved for unrecognized tax benefits at June 30, 2024 could decrease by approximately $9,392 over the next twelve months. Although the Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental, management believes that any reasonably foreseeable outcomes related to these matters have been adequately provided for. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which earnings or deductions are realized may differ from current estimates. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly basis. The Company has operations and pays taxes in many countries outside of the U.S. and taxes on those earnings are subject to varying rates. The Company is not dependent upon the favorable benefit of any one jurisdiction to an extent that the loss of such benefit would have a material effect on the Company’s overall effective tax rate.

Note 14: Leases
The Company routinely enters into leasing arrangements for real estate (including manufacturing facilities, office space, and warehouses), transportation equipment (automobiles, forklifts, and trailers), and office equipment (copiers and postage machines). The assessment of the certainty associated with the exercise of various lease renewal, termination, and purchase options included in the Company’s lease contracts is performed after contemplating all the relevant facts and circumstances in accordance with guidance under ASC 842 - “Leases.” Most of the Company’s real estate leases, in particular, include one or more options to renew, with renewal terms that typically extend the lease term in increments from one to 5 years. The Company’s leases do not have any significant residual value guarantees or restrictive covenants.
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
The Company completed the sale of Protexic on April 1, 2024. The divestiture included operating lease assets of $21,989 and operating lease liabilities of $22,396. For more information about this divestiture, see Note 3.
The following table sets forth the balance sheet location and aggregate values of the Company’s lease assets and lease liabilities at June 30, 2024 and December 31, 2023:

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Classification	Balance Sheet Location	June 30, 2024	December 31, 2023
Lease Assets
Operating lease assets	Right of Use Asset - Operating Leases	$313,650	$314,944
Finance lease assets	Other Assets	91,148	94,026
Total lease assets		$404,798	$408,970

Lease Liabilities
Current operating lease liabilities	Accrued expenses and other	$51,451	$54,803
Current finance lease liabilities	Notes payable and current portion of debt	24,287	18,791
Total current lease liabilities		$75,738	$73,594

Noncurrent operating lease liabilities	Noncurrent Operating Lease Liabilities	$267,493	$265,454
Noncurrent finance lease liabilities	Long-term Debt, Net of Current Portion	60,645	70,203
Total noncurrent lease liabilities		$328,138	$335,657

Total lease liabilities		$403,876	$409,251
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
The following table sets forth the components of the Company’s total lease cost for the three- and six-month periods ended June 30, 2024 and July 2, 2023:

		Three Months Ended		Six Months Ended
Lease Cost		June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Operating lease cost	(a)	$13,397	$13,891	$29,589	$27,302
Finance lease cost:
Amortization of lease asset	(a)	3,478	3,448	6,918	6,719
Interest on lease liabilities	(b)	1,021	1,179	2,078	2,373
Variable lease cost	(a) (c)	12,928	11,296	23,028	20,673
Total lease cost		$30,824	$29,814	$61,613	$57,067

(a) Production-related and administrative amounts are included in cost of sales and selling, general and administrative expenses, respectively.
(b) Included in interest expense.
(c) Also includes short term lease costs, which are deemed immaterial.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth certain lease-related information for the six-month periods ended June 30, 2024 and July 2, 2023:

	Six Months Ended
	June 30, 2024	July 2, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$28,855	$27,528
Operating cash flows used by finance leases	2,078	2,373
Financing cash flows used by finance leases	8,021	8,435
Noncash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$49,737	$9,221
Leased assets obtained in exchange for new finance lease liabilities	4,920	4,333
Modification to leased assets for increase in operating lease liabilities	3,297	1,173
Modification to leased assets for increase in finance lease liabilities	51	6
Termination reclasses to decrease operating lease assets	(7,133)	(2,615)
Termination reclasses to decrease operating lease liabilities	(7,732)	(2,686)
Termination reclasses to decrease finance lease assets	(183)	—
Termination reclasses to decrease finance lease liabilities	(185)	(12)
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

	June 30, 2024	December 31, 2023
Contract Assets	$53,177	$54,334
Contract Liabilities	(26,954)	(24,973)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Significant changes in the contract assets and liabilities balances during the six-month period ended June 30, 2024 and the year ended December 31, 2023 were as follows:

	June 30, 2024		December 31, 2023
	Contract Asset	Contract Liability	Contract Asset	Contract Liability
Beginning Balance	$54,334	$(24,973)	$56,008	$(22,423)
Acquired/sold as part of a business combination/divestiture	—	194	—	(1,436)
Revenue deferred or rebates accrued	—	(32,484)	—	(53,464)
Recognized as revenue		5,720		11,761
Rebates paid to customers	—	24,589	—	40,589
Increases due to rights to consideration for customer specific goods produced, but not billed during the period	53,177	—	54,334	—
Transferred to receivables from contract assets recognized at the beginning of the period and acquired as part of business combinations	(54,334)	—	(56,008)	—
Ending Balance	$53,177	$(26,954)	$54,334	$(24,973)

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
The following tables set forth information about revenue disaggregated by primary geographic regions for the three-month periods ended June 30, 2024 and July 2, 2023. The tables also include a reconciliation of disaggregated revenue with reportable segments. The Company’s reportable segments are aligned by product nature as disclosed in Note 16.

Three-month period ended June 30, 2024	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary Geographical Markets:
United States	$697,610	$363,215	$79,732	$1,140,557
Europe	109,704	96,428	14,628	220,760
Canada	35,745	25,415	—	61,160
Asia	24,488	53,937	359	78,784
Other	60,182	61,775	261	122,218
Total	$927,729	$600,770	$94,980	$1,623,479

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Three-month period ended July 2, 2023	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary Geographical Markets:
United States	$749,077	$339,933	$120,984	$1,209,994
Europe	119,831	101,162	18,008	239,001
Canada	31,789	24,211	—	56,000
Asia	24,466	55,788	364	80,618
Other	46,157	64,049	9,471	119,677
Total	$971,320	$585,143	$148,827	$1,705,290

The following tables set forth information about revenue disaggregated by primary geographic regions for the six-month periods ended June 30, 2024 and July 2, 2023. The tables also include a reconciliation of disaggregated revenue with reportable segments.

Six-month period ended June 30, 2024	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary Geographical Markets:
United States	$1,375,525	$717,581	$189,300	$2,282,406
Europe	222,491	194,128	29,018	445,637
Canada	66,197	50,186	—	116,383
Asia	50,394	110,886	712	161,992
Other	123,699	121,049	9,856	254,604
Total	$1,838,306	$1,193,830	$228,886	$3,261,022

Six-month period ended July 2, 2023	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary Geographical Markets:
United States	$1,486,868	$700,713	$248,111	$2,435,692
Europe	238,672	208,970	36,060	483,702
Canada	60,591	51,163	—	111,754
Asia	48,602	114,619	694	163,915
Other	94,595	125,533	19,882	240,010
Total	$1,929,328	$1,200,998	$304,747	$3,435,073

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

SEGMENT FINANCIAL INFORMATION
	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Net sales:
Consumer Packaging	$927,729	$971,320	$1,838,306	$1,929,328
Industrial Paper Packaging	600,770	585,143	1,193,830	1,200,998
Total reportable segments	1,528,499	1,556,463	3,032,136	3,130,326
All Other	94,980	148,827	228,886	304,747
Net Sales	$1,623,479	$1,705,290	$3,261,022	$3,435,073

Intersegment sales(1):
Consumer Packaging	$4,529	$2,364	$8,074	$4,371
Industrial Paper Packaging	26,887	35,411	55,304	74,131
Total reportable segments	31,416	37,775	63,378	78,502
All Other	1,859	1,845	3,650	4,634
Intersegment Sales	$33,275	$39,620	$67,028	$83,136

Segment operating profit(2):
Consumer Packaging	$112,142	$101,115	$205,169	$197,608
Industrial Paper Packaging	66,958	87,040	132,802	181,407
Segment operating profit	$179,100	$188,155	$337,971	$379,015
(1) Intersegment sales are recorded at a market-related transfer price.
(2) Segment operating profit viewed by the Company’s management to evaluate segment performance does not include the following: restructuring/asset impairment charges; amortization of acquisition intangibles; acquisition, integration and divestiture-related costs; changes in last-in, first-out inventory reserves; gains/losses from the sale of businesses or other assets; derivative gains/losses; or certain other items, if any, the exclusion of which the Company’s management believes improves the comparability and analysis of the ongoing operating performance of the business. All other general corporate expenses have been allocated as operating costs to each of the Company’s reportable segments and the All Other group of businesses.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

RECONCILIATION OF SEGMENT OPERATING PROFIT TO INCOME BEFORE INCOME TAXES
	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Segment operating profit	$179,100	$188,155	$337,971	$379,015
All Other operating profit	13,865	22,785	30,990	45,345
Corporate
Restructuring/Asset impairment charges	(19,250)	(6,057)	(50,868)	(34,871)
Amortization of acquisition intangibles	(22,511)	(20,539)	(45,450)	(41,703)
Gains from divestiture of business and other assets	4,478	7,371	4,478	79,381
Acquisition, integration and divestiture-related costs	(22,269)	(4,532)	(27,930)	(9,720)
Changes in LIFO inventory reserves	1,418	1,575	987	7,000
Derivative gains/(losses)	3,485	4,288	3,771	(1,796)
Other operating income/(charges), net(3)	2,056	(5,187)	(1,124)	(5,144)
Operating profit	140,372	187,859	252,825	417,507
Other income, net	5,867	—	5,867	—
Non-operating pension costs	(4,170)	(3,342)	(7,465)	(7,000)
Interest expense	(29,640)	(34,284)	(60,860)	(68,516)
Interest income	3,555	1,944	7,113	3,506
Income before income taxes	$115,984	$152,177	$197,480	$345,497
(3) Primarily consists of insurance gains offset by consulting fees in 2024 and losses related to highly inflationary accounting in Turkey and consulting fees, partially offset by insurance gains, in 2023.

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
Spartanburg
In connection with its acquisition of Tegrant in November 2011, the Company identified potential environmental contamination at a site in Spartanburg, South Carolina. Since the acquisition, the Company has spent a total of $2,205 on remediation of the Spartanburg site. At June 30, 2024 and December 31, 2023, the Company’s accrual for environmental contingencies related to the Spartanburg site totaled $5,195 and $5,259, respectively.
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Other environmental matters
The Company has been named as a potentially responsible party at several other environmentally contaminated sites. All of the sites are also the responsibility of other parties. The potential remediation liabilities are shared with such other parties, and, in most cases, the Company’s share, if any, cannot be reasonably estimated at the current time. However, the Company does not believe that the resolution of these matters has a reasonable possibility of having a material adverse effect on the Company’s financial statements. At June 30, 2024 and December 31, 2023, the Company’s accrual for these other sites totaled $1,785 and $1,992, respectively.
Summary
As of June 30, 2024 and December 31, 2023, the Company and its subsidiaries had accrued $6,980 and $7,251, respectively, related to environmental contingencies. These accruals are included in “Accrued expenses and other” in the Company’s Condensed Consolidated Balance Sheets.
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

FORWARD LOOKING STATEMENTS
Statements included in this Quarterly Report on Form 10-Q that are not historical in nature, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, Sonoco Products Company (the “Company” or “Sonoco”) and its representatives may from time to time make other oral or written statements that are also “forward-looking statements.” Words such as “anticipate,” “assume,” “believe,” “can,” “consider,” “continue,” “could,” “develop,” “estimate,” “expect,” “forecast,” “future,” “goal,” “guidance,” “intend,” “is designed to,” “likely,” “maintain,” “may,” “might,” “objective,” “ongoing,” “opportunity,” “outlook,” “plan,” “possible,” “potential,” “predict,” “seek,” “strategy,” “will,” “would,” or the negative thereof, and similar expressions identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding:
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
•the Company’s proposed acquisition of Eviosys, including the satisfaction of conditions precedent thereto and the anticipated timing and financing thereof, and the anticipated benefits of the acquisition, including with respect to market leadership, strategic alignment, customer relationships, sustainability, innovation and cost synergies;
•effects and timing of, and anticipated costs, synergies and gains resulting from our other contemplated, pending and completed acquisitions and divestitures, including the Company’s acquisitions of Ball Metalpack Holding, LLC, renamed Sonoco Metal Packaging, the remaining interest in RTS Packaging, LLC (“RTS Packaging”) and a paper mill in Chattanooga, Tennessee (the “Chattanooga Mill”), Inapel Embalagens Ltda. (“Inapel”), and the Company’s sale of its Sonoco Sustainability Solutions (“S3”) business, its U.S. and Mexico BulkSak businesses, its South Carolina timberland properties and its Protective Solutions business (“Protexic”);
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
•ability to identify suitable acquisitions at the levels needed to meet growth targets;
•ability to satisfy closing conditions and close acquisitions, including the pending acquisition of Eviosys, and to finance such acquisitions on acceptable terms;
•ability to receive regulatory approvals for the pending acquisition of Eviosys in a timely manner;
•ability to successfully integrate newly acquired businesses, including Eviosys, into the Company’s operations and realize expected cost savings, synergies and other anticipated benefits relating thereto within the expected time period, or at all;
•the potential impact of the consummation of newly acquired businesses, including Eviosys, on relationships with clients and other third parties;
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

SONOCO PRODUCTS COMPANY
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

SONOCO PRODUCTS COMPANY

COMPANY OVERVIEW
Sonoco is a multi-billion dollar global designer, developer, and manufacturer of a variety of highly-engineered and sustainable packaging products serving multiple end markets. As of June 30, 2024, the Company had more than 300 locations in 33 countries, serving some of the world’s best-known brands in some 85 nations. The Company’s operating and reporting structure consists of two reportable segments, Consumer Packaging and Industrial Paper Packaging, with all remaining businesses reported as All Other.
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
Sonoco’s goal is to increase its long-term profitability and return capital to shareholders. Over the past several years, the Company has simplified its business portfolio around fewer, bigger businesses, which has reduced operating complexity and improved agility. For example, in June 2024, the Company announced it had entered into an agreement to acquire Eviosys, a leading European manufacturer of food cans, ends and closures, for approximately $3.9 billion. The transaction is expected to expand Sonoco’s global leadership in metal food can and aerosol packaging and to facilitate Sonoco’s ability to partner with customers and advance innovation and sustainability in metal packaging offerings. In addition, in September 2023, the Company acquired the remaining equity interest in RTS Packaging from joint venture partner WestRock Company, to further strengthen and expand the Company’s 100% recycled fiber-based packaging solutions. In addition, the Company acquired Inapel in December 2023, significantly expanding its presence in the flexibles packaging services market in Latin America.
Sonoco’s portfolio transformation strategy also includes significant divestitures. In April 2024, Sonoco completed the divestiture of Protexic, which manufactured molded expanded polypropylene and expanded polystyrene foam components serving the automotive, electronics, appliances, and other markets. In 2023, the Company completed the divestitures of its U.S. and Mexico Bulksak businesses, which consisted of the manufacture and distribution of flexible intermediate bulk containers, plastic and fiber pallets, and custom fit liners, and its S3 business, which provided customized waste and recycling management programs. The Company believes that these and other potential divestitures will enable greater strategic clarity and operational focus while also generating proceeds to fund deleveraging and capital investments in core businesses.
The Company is focused on efficient capital deployment into these larger, core business units to improve economic returns and improve integration effectiveness and speed for acquired strategic assets. In parallel, Sonoco has continued to work on commercial, operational, and supply chain excellence programs intended to shift the mix of our business towards higher-valued products and increase overall productivity, as well as strategic pricing initiatives intended to better capture input costs and the value of the services provided.
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

SONOCO PRODUCTS COMPANY
Second Quarter 2024 Compared with Second Quarter 2023
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
1 Restructuring and restructuring-related asset impairment charges are a recurring item as the Company’s restructuring programs usually require several years to fully implement, and the Company is continually seeking to take actions that could enhance its efficiency. Although recurring, these charges are subject to significant fluctuations from period to period due to the varying levels of restructuring activity, the inherent imprecision in the estimates used to recognize the impairment of assets and the wide variety of costs and taxes associated with severance and termination benefits in the countries in which the restructuring actions occur.
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

SONOCO PRODUCTS COMPANY
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

	For the three-month period ended June 30, 2024
Dollars in thousands, except per share data	Operating Profit	Income Before Income Taxes	Provision for Income Taxes	Net Income Attributable to Sonoco	Diluted EPS
As Reported	$140,372	$115,984	$27,307	$90,811	$0.92
Acquisition, integration and divestiture-related costs	22,269	22,269	5,706	16,563	0.17
Changes in LIFO inventory reserves	(1,418)	(1,418)	(356)	(1,062)	(0.01)
Amortization of acquisition intangibles	22,511	22,511	5,536	16,975	0.17
Restructuring/Asset impairment charges	19,250	19,250	3,190	16,116	0.16
Gain on divestiture of business and other assets	(4,478)	(4,478)	1,222	(5,700)	(0.06)
Other income, net	—	(5,867)	—	(5,867)	(0.06)
Non-operating pension costs	—	4,170	1,032	3,138	0.03
Net gains from derivatives	(3,485)	(3,485)	(876)	(2,609)	(0.03)
Other adjustments	(2,056)	(1,634)	(26)	(1,608)	(0.02)
Total adjustments	52,593	51,318	15,428	35,946	0.36
Adjusted	$192,965	$167,302	$42,735	$126,757	$1.28
Due to rounding, individual items may not sum appropriately.

	For the three-month period ended July 2, 2023
Dollars in thousands, except per share data	Operating Profit	Income Before Income Taxes	Provision for Income Taxes	Net Income Attributable to Sonoco	Diluted EPS
As Reported	$187,859	$152,177	$40,740	$114,649	$1.16
Acquisition, integration and divestiture-related costs	4,532	4,532	990	3,542	0.03
Changes in LIFO inventory reserves	(1,575)	(1,575)	(395)	(1,180)	(0.01)
Amortization of acquisition intangibles	20,539	20,539	4,992	15,547	0.16
Restructuring/Asset impairment charges	6,057	6,057	1,325	4,669	0.05
Gain on divestiture of business and sale of other assets	(7,371)	(7,371)	(1,825)	(5,546)	(0.06)
Non-operating pension costs	—	3,342	828	2,514	0.03
Net gains from derivatives	(4,288)	(4,288)	(1,070)	(3,219)	(0.04)
Other adjustments	5,187	5,187	212	4,975	0.06
Total adjustments	23,081	26,423	5,057	21,302	0.22
Adjusted	$210,940	$178,600	$45,797	$135,951	$1.38
Due to rounding, individual items may not sum appropriately.

SONOCO PRODUCTS COMPANY

Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended
Dollars in thousands	June 30, 2024	July 2, 2023

Net income attributable to Sonoco	$90,811	$114,649
Adjustments
Interest expense	29,640	34,284
Interest income	(3,555)	(1,944)
Provision for income taxes	27,307	40,740
Depreciation, depletion and amortization	89,486	81,679
Non-operating pension costs	4,170	3,342
Net income attributable to noncontrolling interests	140	100
Restructuring/Asset impairment charges	19,250	6,057
Changes in LIFO inventory reserves	(1,418)	(1,575)
Gain on divestiture of business and other assets	(4,478)	(7,371)
Acquisition, integration and divestiture-related costs	22,269	4,532
Other income, net	(5,867)	—
Net gains from derivatives	(3,485)	(4,288)
Other adjustments	(2,056)	5,187
Adjusted EBITDA	$262,214	$275,392

Net Sales	$1,623,479	$1,705,290
Net Income Margin	5.6%	6.7%
Adjusted EBITDA Margin	16.2%	16.1%

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
Segment results viewed by the Company’s management to evaluate segment performance do not include the following: restructuring/asset impairment charges; amortization of acquisition intangibles; acquisition, integration and divestiture-related costs; changes in LIFO inventory reserves; gains/losses from the sale of businesses or other assets; gains/losses from derivatives; or certain other items, if any, the exclusion of which the Company believes improves the comparability and analysis of the ongoing operating performance of the business. Accordingly, the term “segment operating profit” is defined as the segment’s portion of “operating profit” excluding those items. All other general corporate expenses have been allocated as operating costs to each of the Company’s reportable segments and All Other.

SONOCO PRODUCTS COMPANY

Segment Adjusted EBITDA and All Other Adjusted EBITDA Reconciliation
For the Three Months Ended June 30, 2024
Dollars in thousands	Consumer Packaging segment	Industrial Paper Packaging segment	All Other	Corporate	Total
Segment and Total Operating Profit	$112,142	$66,958	$13,865	$(52,593)	$140,372
Adjustments:
Depreciation, depletion and amortization[1]	35,617	28,641	2,717	22,511	89,486
Equity in earnings of affiliates, net of tax	35	2,239	—	—	2,274
Restructuring/Asset impairment charges[2]	—	—	—	19,250	19,250
Changes in LIFO inventory reserves[3]	—	—	—	(1,418)	(1,418)
Acquisition, integration and divestiture-related costs[4]	—	—	—	22,269	22,269
Gains from divestiture of business[5]	—	—	—	(4,478)	(4,478)
Net gains from derivatives[6]	—	—	—	(3,485)	(3,485)
Other adjustments	—	—	—	(2,056)	(2,056)
Segment Adjusted EBITDA	$147,794	$97,838	$16,582	$—	$262,214

Net Sales	$927,729	$600,770	$94,980
Segment Operating Profit Margin	12.1%	11.1%	14.6%
Segment Adjusted EBITDA Margin	15.9%	16.3%	17.5%

1 Included in Corporate is the amortization of acquisition intangibles associated with the Consumer Packaging segment of $16,074, the Industrial Paper Packaging segment of $6,231, and the All Other group of businesses of $206.
2 Included in Corporate are restructuring/asset impairment charges associated with the Consumer Packaging segment of $11,163, the Industrial Paper Packaging segment of $7,737, and the All Other group of businesses of $214.
3 Included in Corporate are changes in LIFO inventory reserves associated with the Consumer Packaging segment of $(462) and the Industrial Paper Packaging segment of $(956).
4 Included in Corporate are acquisition, integration and divestiture-related costs associated with the Consumer Packaging segment of $177 and the Industrial Paper Packaging segment of $215.
5 Included in Corporate are gains from the divestiture of businesses including $(1,250) from the sale of the S3 business, part of the Industrial Paper Packaging segment, and $(3,228) from the sale of Protexic, part of the All Other group of businesses.
6 Included in Corporate are net gains from derivatives associated with the Consumer Packaging segment of $(540), the Industrial Paper Packaging segment of $(2,278), and the All Other group of businesses of $(667).

SONOCO PRODUCTS COMPANY

Segment Adjusted EBITDA and All Other Adjusted EBITDA Reconciliation
For the Three Months Ended July 2, 2023
Dollars in thousands	Consumer Packaging segment	Industrial Paper Packaging segment	All Other	Corporate	Total
Segment and Total Operating Profit	$101,115	$87,040	$22,785	$(23,081)	$187,859
Adjustments:
Depreciation, depletion and amortization[1]	32,465	25,008	3,667	20,539	81,679
Equity in earnings of affiliates, net of tax	134	3,178	—	—	3,312
Restructuring/Asset impairment charges[2]	—	—	—	6,057	6,057
Changes in LIFO inventory reserves[3]	—	—	—	(1,575)	(1,575)
Acquisition, integration and divestiture-related costs[4]	—	—	—	4,532	4,532
Gain from divestiture of business and other assets[5]	—	—	—	(7,371)	(7,371)
Net gains from derivatives[6]	—	—	—	(4,288)	(4,288)
Other adjustments	—	—	—	5,187	5,187
Segment Adjusted EBITDA	$133,714	$115,226	$26,452	$—	$275,392

Net Sales	$971,320	$585,143	$148,827
Segment Operating Profit Margin	10.4%	14.9%	15.3%
Segment Adjusted EBITDA Margin	13.8%	19.7%	17.8%

1 Included in Corporate is the amortization of acquisition intangibles associated with the Consumer Packaging segment of $15,987, the Industrial Paper Packaging segment of $2,565, and the All Other group of businesses of $1,987.
2 Included in Corporate are restructuring/asset impairment charges associated with the Consumer Packaging segment of $4,015, the Industrial Paper Packaging segment of $1,987, and the All Other group of businesses of $865.
3 Included in Corporate are changes in LIFO inventory reserves associated with the Industrial Paper Packaging segment of $(1,575).
4 Included in Corporate are acquisition, integration and divestiture-related costs associated with the Consumer Packaging segment of $112 and the Industrial Paper Packaging segment of $60.
5 Included in Corporate is the gain from the sale of the Company’s U.S. BulkSak businesses, associated with the Industrial Paper Packaging segment, in the amount of $(7,371).
6 Included in Corporate are net gains from derivatives associated with the Consumer Packaging segment of $(650), the Industrial Paper Packaging segment of $(2,835), and the All Other group of businesses of $(803).
RESULTS OF OPERATIONS
The following discussion provides a review of results for the three-month period ended June 30, 2024 versus the three-month period ended July 2, 2023.
OVERVIEW
Net sales for the second quarter of 2024 declined by $81.8 million or 4.8%, to $1.62 billion, compared to $1.71 billion in the same period last year. The decline was primarily driven by the absence of $44.9 million sales related to the Protexic divestiture in April 2024, the absence of $33.7 million sales related to the closure of a thermoformed food packaging plant in November 2023, lower sales of $22.5 million resulting from the accounting for the Company’s recycling operations as a procurement function effective January 1, 2024, and lower selling prices of $32.4 million. Overall volumes, including revenue from acquisitions, increased over the prior period.

SONOCO PRODUCTS COMPANY
GAAP net income attributable to Sonoco for the second quarter of 2024 decreased to $90.8 million, or $0.92 per diluted share, compared to $114.6 million, or $1.16 per diluted share, for the same period of 2023. This decrease was primarily due to higher quarter-over-quarter acquisition, integration and divestiture-related costs of $17.7 million and restructuring and asset impairment charges of $13.2 million as unfavorable price/cost was offset by higher productivity. Adjusted Earnings for the second quarter of 2024 were $126.8 million ($1.28 per diluted share), compared with $136.0 million ($1.38 per diluted share) for the same period in 2023.
GAAP operating profit for the second quarter of 2024 was $140.4 million, a decrease of 25.3% from the $187.9 million reported in the second quarter of 2023. The decrease in GAAP operating profit was primarily due to additional acquisition, integration and divestiture-related costs of $17.7 million, higher employee-related costs of $13.6 million and additional restructuring and asset impairment charges of $13.2 million as unfavorable price/cost was offset by higher productivity. Adjusted Operating Profit for the second quarter of 2024 was $193.0 million, a decrease of 8.5% from the $210.9 million reported for the same period in 2023.

COSTS AND EXPENSES
Cost of goods sold decreased by $81.8 million, or 6.1%, in the second quarter of 2024 compared with the same period last year. The decrease was primarily driven by increased productivity and lower costs related to the sale of Protexic, partially offset by cost of sales related to the acquisitions of Inapel, the Chattanooga mill and the remaining interest in RTS Packaging.
Gross profit was $357.4 million for the three-month period ended June 30, 2024, which was flat compared to the prior-year period. Gross profit as a percent of sales increased to 22.0% from 21.0% in the prior-year quarter.
Selling, general and administrative costs increased by $31.4 million, or 18.4%, in the second quarter of 2024 compared with the same period last year, primarily due to higher year-over-year acquisition, integration and divestiture-related costs of $17.7 million, increased employee-related costs of $13.6 million, and incremental costs of $8.2 million associated with the prior year acquisitions of Inapel, the remaining interest in RTS Packaging, and the Chattanooga Mill.
Restructuring/Asset impairment charges totaled $19.3 million in the second quarter of 2024, compared with $6.1 million during the same period last year. Additional information regarding restructuring and asset impairment charges is provided in Note 5 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Gain on divestiture of business and other assets of $4.5 million in the second quarter of 2024 reflects gains from the Company’s divestitures of Protexic and the S3 business. Gains of divestiture of business and other assets of $7.4 million in the second quarter of 2023 reflects gains from the divestiture of the Company’s U.S. BulkSak business. See Note 3 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Other income, net was $5.9 million in the second quarter of 2024, reflecting a gain upon the remeasurement to fair value of one of the Company’s investments in affiliates.
Non-operating pension costs were $0.8 million higher in the second quarter of 2024 compared to the second quarter of 2023, primarily attributable to higher settlement losses in Canada and higher year-over-year interest cost, partially offset by increased expected returns on assets. Additional information regarding costs of the Company’s retirement plans is provided in Note 12 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Net interest expense for the second quarter of 2024 decreased to $26.1 million, compared with $32.3 million during the second quarter of 2023. The decrease of $6.3 million was primarily due to lower year over year average debt balances and interest income from the Company’s cross-currency swaps.
The effective tax rates reflected in GAAP net income and Adjusted Earnings in the second quarter of 2024 were 23.5% and 25.5%, respectively, compared with 26.8% and 25.6%, respectively, in the corresponding prior year quarter. The decrease in the GAAP effective tax rate was primarily related to the difference between the tax basis and the book basis on the sale of the shares of Protexic in Mexico. The effective tax rate on Adjusted Earnings was relatively flat quarter over quarter.

SONOCO PRODUCTS COMPANY

REPORTABLE SEGMENTS
The Company’s operating and reporting structure consists of two reportable segments, Consumer Packaging and Industrial Paper Packaging, with all remaining businesses reported as All Other. The following table summarizes net sales attributable to each of the Company’s segments and the All Other group of businesses for the second quarters of 2024 and 2023:

	Three Months Ended
(Dollars in thousands)	June 30, 2024	July 2, 2023	% Change
Net sales:
Consumer Packaging	$927,729	$971,320	(4.5)%
Industrial Paper Packaging	600,770	585,143	2.7%
Total reportable segments	1,528,499	1,556,463	(1.8)%
All Other	94,980	148,827	(36.2)%
Net sales	$1,623,479	$1,705,290	(4.8)%

The following table summarizes operating profit attributable to each of the Company’s reportable segments, the All Other group of businesses, and Corporate-related activity during the second quarters of 2024 and 2023:

	Three Months Ended
(Dollars in thousands)	June 30, 2024	July 2, 2023	% Change
Operating profit:
Consumer Packaging	$112,142	$101,115	10.9%
Industrial Paper Packaging	66,958	87,040	(23.1)%
Segment operating profit	179,100	188,155	(4.8)%
All Other	13,865	22,785	(39.1)%
Corporate
Restructuring/Asset impairment charges	(19,250)	(6,057)
Amortization of acquisition intangibles	(22,511)	(20,539)
Gains from divestiture of business and other assets	4,478	7,371
Acquisition, integration and divestiture-related costs	(22,269)	(4,532)
Other operating charges, net	6,959	676
Operating profit	$140,372	$187,859	(25.3)%

The following table summarizes Adjusted EBITDA attributable to each of the Company’s reportable segments and the All Other group of businesses during the second quarters of 2024 and 2023:

	Three Months Ended
(Dollars in thousands)	June 30, 2024	July 2, 2023	% Change
Adjusted EBITDA:
Consumer Packaging	$147,794	$133,714	10.5%
Industrial Paper Packaging	97,838	115,226	(15.1)%
All Other	16,582	26,452	(37.3)%
Adjusted EBITDA	$262,214	$275,392	(4.8)%

SONOCO PRODUCTS COMPANY
The following table summarizes restructuring/asset impairment charges attributable to each of the Company’s reportable segments, the All Other group of businesses, and Corporate-related activity during the second quarters of 2024 and 2023:

	Three Months Ended
(Dollars in thousands)	June 30, 2024	July 2, 2023
Restructuring/Asset impairment charges:
Consumer Packaging	$11,163	$4,015
Industrial Paper Packaging	7,737	1,987
All Other	214	865
Corporate	136	(810)
Restructuring/Asset impairment charges	$19,250	$6,057
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
Segment sales decreased approximately 4.5% compared to the corresponding prior year quarter due to the absence of $33.7 million in sales related to the closure of a thermoformed food packaging plant in November 2023, and lower pricing of $19.5 million, partially offset by a net $22.9 million increase in sales driven by the benefit of acquisitions.
Segment operating profit and Adjusted EBITDA increased by 10.9% and 10.5%, respectively. The increase was largely due to strong productivity of $24.6 million, which was partially offset by higher employee-related expenses. As a result, segment operating profit margin increased to 12.1% in the second quarter of 2024 from 10.4% in the same period last year.
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
Segment sales increased 2.7% from the corresponding prior year quarter from organic volume improvements of $9.9 million in global paper and converted products and $51.0 million in revenues from the acquisitions of the remaining interest in RTS Packaging and the Chattanooga Mill. These increases were partially offset by lower quarter-over-quarter sales resulting from the prior year disposition of BulkSak, lower index-related pricing of $12.4 million, and the reduction in sales of $22.5 million related to the treatment of the segment’s recycling operations as a procurement function effective January 1, 2024.
Segment operating profit and Adjusted EBITDA decreased 23.1% and 15.1%, respectively, as continued price/cost pressures lowered profitability by $46.5 million and higher employee-related expenses were only partially offset by strong productivity of $23.1 million and the benefit of higher volumes, including acquisitions, of $15.2 million. As a result, segment operating profit margin decreased to 11% in the second quarter of 2024 from 15% in the same period last year.
All Other
The primary products produced within the All Other group of businesses consist of a variety of packaging materials including plastic, paper, foam, and various other specialty materials serving a wide variety of end markets including consumer staples, consumer discretionary, and industrial.
Sales declined 36.2% from the same quarter of the prior year primarily due to the sale of Protexic.
Operating profit and Adjusted EBITDA dropped by 39.1% and 37.3%, respectively, in the second quarter of 2024 compared to the same period last year, primarily due to the sale of Protexic, lower volumes and negative price/cost, partially offset by higher productivity. As a result, operating margin decreased to 14.6% in the second quarter of 2024 compared to 15.3% in the same quarter last year.

SONOCO PRODUCTS COMPANY
Six Months Ended June 30, 2024 Compared with Six Months Ended July 2, 2023
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

	For the six-month period ended June 30, 2024
Dollars in thousands, except per share data	Operating Profit	Income Before Income Taxes	Provision for Income Taxes	Net Income Attributable to Sonoco	Diluted EPS
As Reported	$252,825	$197,480	$44,667	$155,988	$1.57
Acquisition, integration and divestiture-related costs	27,930	27,930	7,158	20,772	0.21
Changes in LIFO inventory reserves	(987)	(987)	(248)	(739)	(0.01)
Amortization of acquisition intangibles	45,450	45,450	11,109	34,341	0.35
Restructuring/Asset impairment charges	50,868	50,868	10,256	40,702	0.41
Gain on divestiture of business and other assets	(4,478)	(4,478)	1,222	(5,700)	(0.06)
Other income, net	—	(5,867)	—	(5,867)	(0.06)
Non-operating pension costs	—	7,465	1,855	5,610	0.06
Net gains from derivatives	(3,771)	(3,771)	(948)	(2,823)	(0.03)
Other adjustments	1,124	1,546	5,580	(4,034)	(0.04)
Total adjustments	116,136	118,156	35,984	82,262	0.83
Adjusted	$368,961	$315,636	$80,651	$238,250	$2.40

Due to rounding, individual items may not sum appropriately.

	For the six-month period ended July 2, 2023
Dollars in thousands, except per share data	Operating Profit	Income Before Income Taxes	Provision for Income Taxes	Net Income Attributable to Sonoco	Diluted EPS
As Reported	$417,507	$345,497	$87,652	$262,968	$2.66
Acquisition, integration and divestiture-related costs	9,720	9,720	2,270	7,450	0.08
Changes in LIFO inventory reserves	(7,000)	(7,000)	(1,749)	(5,252)	(0.05)
Amortization of acquisition intangibles	41,703	41,703	10,119	31,584	0.32
Restructuring/Asset impairment charges	34,871	34,871	7,959	26,683	0.27
Gain on divestiture of business and other assets	(79,381)	(79,381)	(18,947)	(60,434)	(0.61)
Non-operating pension costs	—	7,000	1,737	5,263	0.05
Net losses from derivatives	1,797	1,797	448	1,348	0.01
Other adjustments	5,144	5,144	1,167	3,979	0.04
Total adjustments	6,854	13,854	3,004	10,621	0.11
Adjusted	$424,361	$359,351	$90,656	$273,589	$2.77

Due to rounding, individual items may not sum appropriately.

SONOCO PRODUCTS COMPANY
Adjusted EBITDA and Adjusted EBITDA Margin

	Six Months Ended
Dollars in thousands	June 30, 2024	July 2, 2023

Net income attributable to Sonoco	$155,988	$262,968
Adjustments
Interest expense	60,860	68,516
Interest income	(7,113)	(3,506)
Provision for income taxes	44,667	87,652
Depreciation, depletion and amortization	180,045	163,817
Non-operating pension costs	7,465	7,000
Net income attributable to noncontrolling interests	236	45
Restructuring/Asset impairment charges	50,868	34,871
Changes in LIFO inventory reserves	(987)	(7,000)
Gain from divestiture of business and other assets	(4,478)	(79,381)
Acquisition, integration and divestiture-related costs	27,930	9,720
Other income, net	(5,867)	—
Net (gains)/losses from derivatives	(3,771)	1,796
Other adjustments	1,124	5,144
Adjusted EBITDA	$506,967	$551,642

Net Sales	$3,261,022	$3,435,073
Net Income Margin	4.8%	7.7%
Adjusted EBITDA Margin	15.5%	16.1%

SONOCO PRODUCTS COMPANY
The following tables reconcile Segment Operating Profit, the closest GAAP measure of profitability, to Segment Adjusted EBITDA.

Segment Adjusted EBITDA and All Other Adjusted EBITDA Reconciliation
For the Six Months Ended June 30, 2024
Dollars in thousands	Consumer Packaging segment	Industrial Paper Packaging segment	All Other	Corporate	Total
Segment and Total Operating Profit	$205,169	$132,802	$30,990	$(116,136)	$252,825
Adjustments:
Depreciation, depletion and amortization[1]	71,082	57,144	6,369	45,450	180,045
Equity in earnings of affiliates, net of tax	47	3,364	—	—	3,411
Restructuring/Asset impairment charges[2]	—	—	—	50,868	50,868
Changes in LIFO inventory reserves[3]	—	—	—	(987)	(987)
Acquisition, integration and divestiture-related costs[4]	—	—	—	27,930	27,930
Gains from divestiture of business[5]	—	—	—	(4,478)	(4,478)
Net gains from derivatives[6]	—	—	—	(3,771)	(3,771)
Other adjustments	—	—	—	1,124	1,124
Segment Adjusted EBITDA	$276,298	$193,310	$37,359	$—	$506,967

Net Sales	$1,838,306	$1,193,830	$228,886
Segment Operating Profit Margin	11.2%	11.1%	13.5%
Segment Adjusted EBITDA Margin	15.0%	16.2%	16.3%

1 Included in Corporate is the amortization of acquisition intangibles associated with the Consumer Packaging segment of $32,176, the Industrial Paper Packaging segment of $12,862, and the All Other group of businesses of $412.
2 Included in Corporate are restructuring/asset impairment charges associated with the Consumer Packaging segment of $16,088, the Industrial Paper Packaging segment of $30,340, and the All Other group of businesses of $1,362.
3 Included in Corporate are changes in LIFO inventory reserves associated with the Consumer Packaging segment of $(370) and the Industrial Paper Packaging segment of $(617).
4 Included in Corporate are acquisition, integration and divestiture-related costs associated with the Consumer Packaging segment of $54 and the Industrial Paper Packaging segment of $871.
5 Included in Corporate are gains from the divestiture of businesses including $(1,250) from the sale of the S3 business, part of the Industrial Paper Packaging segment, and $(3,228) from the sale of Protexic, part of the All Other group of businesses.
6 Included in Corporate are net gains from derivatives associated with the Consumer Packaging segment of $(583), the Industrial Paper Packaging segment of $(2,467), and the All Other group of businesses of $(721).

SONOCO PRODUCTS COMPANY

Segment Adjusted EBITDA and All Other Adjusted EBITDA Reconciliation
For the Six Months Ended July 2, 2023
Dollars in thousands	Consumer Packaging segment	Industrial Paper Packaging segment	All Other	Corporate	Total
Segment and Total Operating Profit	$197,608	$181,407	$45,345	$(6,853)	$417,507
Adjustments:
Depreciation, depletion and amortization[1]	65,015	49,886	7,213	41,703	163,817
Equity in earnings of affiliates, net of tax	209	4,959	—	—	5,168
Restructuring/Asset impairment charges[2]	—	—	—	34,871	34,871
Changes in LIFO inventory reserves[3]	—	—	—	(7,000)	(7,000)
Acquisition, integration and divestiture-related costs[4]	—	—	—	9,720	9,720
Gains from divestiture of business and other assets[5]	—	—	—	(79,381)	(79,381)
Net losses from derivatives[6]	—	—	—	1,796	1,796
Other adjustments	—	—	—	5,144	5,144
Segment Adjusted EBITDA	$262,832	$236,252	$52,558	$—	$551,642

Net Sales	$1,929,328	$1,200,998	$304,747
Segment Operating Profit Margin	10.2%	15.1%	14.9%
Segment Adjusted EBITDA Margin	13.6%	19.7%	17.2%
1 Included in Corporate is the amortization of acquisition intangibles associated with the Consumer Packaging segment of $32,213, the Industrial Paper Packaging segment of $5,499, and the All Other group of businesses of $3,991.
2 Included in Corporate are restructuring/asset impairment charges associated with the Consumer Packaging segment of $6,695, the Industrial Paper Packaging segment of $26,531, and the All Other group of businesses of $918.
3 Included in Corporate are changes in LIFO inventory reserves associated with the Consumer Packaging segment of $(6,103) and the Industrial Paper Packaging segment of $(897).
4 Included in Corporate are acquisition, integration and divestiture-related costs associated with the Consumer Packaging segment of $892 and the Industrial Paper Packaging segment of $349.
5Included in Corporate are gains from the sale of the Company’s timberland properties in the amount of $(60,945), the sale of its S3 business in the amount of $(11,065), and the sale of its U.S. BulkSak businesses in the amount of $(7,371), all of which are associated with the Industrial Paper Packaging segment.
6 Included in Corporate are net losses from derivatives associated with the Consumer Packaging segment of $297, the Industrial Paper Packaging segment of $1,133, and the All Other group of businesses of $366.

RESULTS OF OPERATIONS
The following discussion provides a review of results for the six-month period ended June 30, 2024 compared with the six-month period ended July 2, 2023.
OVERVIEW
Net sales for the first six months of 2024 decreased 5.1% to $3.3 billion, compared with $3.4 billion in the same period last year. The decline was primarily attributable to the absence of $44.9 million in sales related to the Protexic divestiture in April 2024, the absence of $40.9 million in sales related to the closure of a thermoformed food packaging plant in November 2023, lower sales of $55.4 million resulting from the accounting for the Company’s recycling operations as a procurement function beginning January 1, 2024, and lower pricing of $89.5 million. These decreases were partially offset by sales from acquisitions of $163.7 million.

SONOCO PRODUCTS COMPANY
GAAP net income attributable to Sonoco for the first six months of 2024 decreased to $156.0 million, or $1.57 per diluted share, compared to $263.0 million, or $2.66 per diluted share, reported for the same period of 2023. This decrease was primarily due to the absence of a $72.0 million benefit from the sale of the Company’s timberland properties and the divestiture of the S3 business in 2023, additional acquisition, integration and divestiture-related costs of $18.2 million and higher restructuring and asset impairment charges of $16.0 million, as unfavorable price/cost was offset by higher productivity. Adjusted Earnings for the six-month period ended June 30, 2024 decreased 12.9% to $238.3 million, or $2.40 per diluted share, from $273.6 million, or $2.77 per diluted share, in the six-month period ended July 2, 2023.
GAAP operating profit for the first six months of 2024 was $252.8 million, a decrease of 39.4% from the $417.5 million reported in the same period last year. The decrease in GAAP operating profit was primarily due to the absence of a $72.0 million benefit from the sale of the Company’s timberland properties and the divestiture of the S3 business in 2023, additional acquisition, integration and divestiture-related costs of $18.2 million, and higher restructuring and asset impairment charges of $16.0 million, as unfavorable price/cost was offset by higher productivity. Adjusted Operating Profit for the first six months of 2024 was $369.0 million, a decrease of 13.1% from the $424.4 million reported for the same period in 2023.
COSTS AND EXPENSES
Cost of goods sold decreased $137.2 million, or 5.1% primarily related to increased productivity and lower costs related to the sale of Protexic, partially offset by cost of sales related to the acquisitions of Inapel, the Chattanooga mill, and the remaining interest in RTS Packaging.
Gross profit decreased $36.8 million, or 5.0%, year over year, while the Company’s gross profit margin percentage remained flat at 21.3% for the first six months of 2024, compared to the prior-year period. The decrease in gross profit was driven by volume and pricing declines, partially offset by positive margin related to the acquisitions of Inapel, the Chattanooga mill, and the remaining interest in RTS Packaging.
Selling, general and administrative costs for the first six months of 2024 increased $36.9 million, or 10.3%, year over year. The increase was largely driven by higher year-over-year acquisition, integration and divestiture-related costs of $18.2 million, increased employee-related costs, and incremental costs of $16.6 million associated with the prior year acquisitions of Inapel, the Chattanooga mill, and the remaining interest in RTS Packaging.
Restructuring/Asset impairment charges totaled $50.9 million in the first six months of 2023, compared with $34.9 million of net charges in the same period last year. Additional information regarding restructuring and asset impairment charges is provided in Note 5 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Gain on divestiture of business and other assets of $4.5 million in the first six months of 2024 reflects gains from the Company’s divestitures of Protexic and the S3 business. Gain on divestiture of business and other assets of $79.4 million in the first six months of 2023 reflects net gains from the sale of the Company’s timberland properties and the divestitures of its S3 and U.S. BulkSak businesses. See Note 3 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Other income, net was $5.9 million in the first six months of 2024, reflecting a gain upon the remeasurement to fair value of one of the Company’s investments in affiliates.
Non-operating pension costs increased $0.5 million year over year due to higher interest costs on the Company’s defined benefit plan liabilities, partially offset by increased expected returns on assets. Additional information regarding costs of the Company’s retirement plans is provided in Note 12 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
GAAP net interest expense for the first six months of 2024 decreased to $53.7 million, compared with $65.0 million during the first six months of 2023. The decrease of $11.3 million was primarily due to lower year-over-year average debt balances and interest income from the Company’s cross-currency swaps.
The effective tax rates reflected in GAAP net income and Adjusted Earnings in the first six months of 2024 were 22.6% and 25.6%, respectively, compared with 25.4% and 25.2% for GAAP net income and Adjusted Earnings, respectively, in the prior-year period. The decrease in the GAAP effective tax rate was primarily related to the difference between the tax basis and the book basis on the sale of the shares of Protexic in Mexico and a net benefit from deferred tax adjustments. The effective tax rate on Adjusted Earnings was relatively flat year over year.

SONOCO PRODUCTS COMPANY
REPORTABLE SEGMENTS
The following table summarizes net sales attributable to each of the Company’s reportable segments, and the All Other group of businesses during the first six months of 2024 and 2023:

	Six Months Ended
(Dollars in thousands)	June 30, 2024	July 2, 2023	% Change
Net sales:
Consumer Packaging	$1,838,306	$1,929,328	(4.7)%
Industrial Paper Packaging	1,193,830	1,200,998	(0.6)%
All Other	228,886	304,747	(24.9)%
Net sales	$3,261,022	$3,435,073	(5.1)%
The following table summarizes operating profit attributable to each of the Company’s reportable segments, the All Other group of businesses, and Corporate-related activity during the first six months of 2024 and 2023:

	Six Months Ended
(Dollars in thousands)	June 30, 2024	July 2, 2023	% Change
Operating profit:
Consumer Packaging	$205,169	$197,608	3.8%
Industrial Paper Packaging	132,802	181,407	(26.8)%
Segment operating profit	337,971	379,015	(10.8)%
All Other	30,990	45,345	(31.7)%
Corporate
Restructuring/Asset impairment charges	(50,868)	(34,871)
Amortization of acquisition intangibles	(45,450)	(41,703)
Gains from divestiture of business and other assets	4,478	79,381
Acquisition, integration and divestiture-related costs	(27,930)	(9,720)
Other operating charges, net	3,634	60
Operating profit	$252,825	$417,507	(39.4)%
The following table summarizes Adjusted EBITDA attributable to each of the Company’s reportable segments and the All Other group of businesses during the first six months of 2024 and 2023:

	Six Months Ended
(Dollars in thousands)	June 30, 2024	July 2, 2023	% Change
Adjusted EBITDA:
Consumer Packaging	$276,298	$262,832	5.1%
Industrial Paper Packaging	193,310	236,252	(18.2)%
All Other	37,359	52,558	(28.9)%
Adjusted EBITDA	$506,967	$551,642	(8.1)%

SONOCO PRODUCTS COMPANY
The following table summarizes restructuring/asset impairment charges attributable to each of the Company’s reportable segments, the All Other group of businesses, and Corporate-related activity during the first six months of 2024 and 2023:

	Six Months Ended
(Dollars in thousands)	June 30, 2024	July 2, 2023
Restructuring/Asset impairment charges:
Consumer Packaging	$16,088	$6,695
Industrial Paper Packaging	30,340	26,531
All Other	1,362	918
Corporate	3,078	727
Restructuring/Asset impairment charges	$50,868	$34,871
Consumer Packaging
Segment sales decreased 4.7% year to date compared to the prior-year period due to the absence of $40.9 million in sales related to the closure of a thermoformed food packaging plant in November 2023, lower pricing of $39.9 million, and lower net volumes of $9.2 million, which included an increase in sales related to the Inapel acquisition.
Year-to-date segment operating profit increased 3.8% as strong productivity of $40.5 million was partially offset by unfavorable net volumes of $12.7 million and higher employee-related expenses. As a result, segment operating profit margin increased from 10.2% in the first six months of 2023 to 11.2% in the first six months of 2024.
Industrial Paper Packaging
Segment sales remained fairly flat year to date compared to the prior-year period as net increases in sales of $100.6 million related to the acquisitions of the remaining interest in RTS Packaging and the Chattanooga Mill, reduced by the disposition of BulkSak, were offset by lower index-related pricing of $49.4 million and the reduction in sales of $55.4 million related to the treatment of the segment’s recycling operations as a procurement function effective January 1, 2024.
Segment operating profit decreased 26.8% versus the prior-year period primarily due to pricing pressures resulting in lower profitability of $102.3 million and higher employee-related costs, which were only partially offset by increased productivity of $51.5 million and higher volumes from acquisitions of $18.7 million. As a result, segment operating margin decreased from 15.1% in the first six months of 2023 to 11.1% in the first six months of 2024.
All Other
Sales for the All Other group of businesses declined 24.9% year to date compared to the prior-year period primarily due to the sale of Protexic and lower volumes in temperature assured packaging.
All Other operating profit declined 31.7% year to date compared to the prior-year period due to the sale of Protexic, lower volumes and negative price/cost, partially offset by higher productivity. Segment operating margin declined to 13.5% year to date compared to 14.9% in 2023.

SONOCO PRODUCTS COMPANY
Financial Position, Liquidity and Capital Resources
Cash generated from operations for the first six months of 2024 was $275.5 million, compared with $348.6 million in the same period of 2023, a year-over-year decrease of $73.1 million. While GAAP net income decreased by $106.8 million year over year, this decline was primarily attributable to the absence of non-cash gains from the sales of the Company’s S3 business and timberland properties during the first quarter of 2023. Net working capital used $29.2 million of cash in the first six months of 2024, while providing $0.9 million in the same period last year, for a year-over-year decrease in operating cash flow of $30.1 million. Accounts receivable used $85.2 million more cash during the first six months of 2024 than in the same period last year as a result of the impact of the changing mix in customer payment terms more than offset lower revenues. Inventory was a source of cash of $15.4 million in the first six months of 2024, while last year was a source of cash of $148.9 million. This year-over-year decrease was expected as the Company ended 2022 with a substantial inventory position driven by pandemic-related supply chain uncertainty. Conversely, accounts payable was a source of cash of $57.9 million in the first six months as compared to a use of cash of $130.7 million in the same period last year. As inventories and supply chain normalized in the second half of 2023 and first half of 2024, purchasing activity has normalized. The Company has continued to actively manage all components of net working capital by managing inventories and reviewing payment terms with customers and suppliers to appropriately address risk and balance economic benefit. Changes in accrued expenses and other assets and liabilities used cash totaling $3.7 million in the six-month period ended June 30, 2024, and used $38.0 million in the same period last year. The $34.3 million lower use of cash in the current year was largely driven by the lower year-over-year payout of management incentive compensation. Cash contributions to the Company’s retirement plans were $9.1 million in the first six months of 2024, compared with $7.5 million in the same period last year.
Investing activities used $96.6 million of cash in the first six months of 2024, compared with $80.4 million in the same period last year, a higher year-over-year use of cash of $16.2 million. Capital expenditures during the first six months of 2024 were $179.7 million, $18.0 million higher than the same period last year. Proceeds from sale of businesses provided $81.5 million in the first six months of 2024, primarily driven by the sale of Protexic, compared with $13.8 million in the prior year, from the sale of the Company’s S3 business. Proceeds from the sale of assets were $71.9 million in the first six months of 2023, primarily from the March 2023 sale of the Company’s timberland properties. Additionally, proceeds from the settlement of a net investment hedge provided $9.1 million of cash in the first six months of 2024. Investing cash flows in the first six months of 2024 also reflect the Company’s $10.0 million investment to increase its ownership in a small South Carolina based designer and manufacturer of sustainable protective packaging solutions from 20.5% to 39.9%. In the same period last year, the Company used $5.0 million of cash to purchase a 2.7% equity interest in Northstar Recycling Co. Other net investing activities provided $4.9 million more cash year over year, primarily as a result of higher insurance proceeds received in the current year. Net capital spending for 2024 is expected to be approximately $350 million to $375 million compared to $283 million in 2023.
Financing activities used $178.0 million of cash in the six-month period ended June 30, 2024, compared with $185.0 million in the same period last year. The $7.0 million lower year-over-year use of cash was largely driven by lower year-over-year net debt repayments of $24.0 million, partially offset by payments of loan financing costs of $19.0 million in the first six months of 2024. Cash used to pay dividends increased by $3.6 million year over year reflecting the increase in the quarterly dividend payment from $0.51 per share to $0.52 per share approved by the Company’s Board of Directors in April 2024. Cash used to repurchase the Company’s common stock to satisfy employee tax withholding obligations in association with the exercise of certain share-based compensation awards was $9.2 million in the six-month period ended June 30, 2024, compared to $10.6 million in the same period last year.
The Company’s cash balances are held in numerous locations throughout the world. At June 30, 2024 and December 31, 2023, approximately $116.4 million and $93.8 million, respectively, of the Company’s reported cash and cash equivalents balances of $140.2 million and $151.9 million, respectively, were held outside of the United States by its foreign subsidiaries. Cash held outside of the United States is available to meet local liquidity needs or for capital expenditures, acquisitions, and other offshore growth opportunities. As the Company has maintained sufficient domestic liquidity through a combination of operating cash flow generation and access to bank and capital market borrowings, management has generally considered its foreign unremitted earnings to be indefinitely invested outside the United States and currently has no plans to repatriate such earnings, other than excess cash balances that can be repatriated at minimal tax cost. Accordingly, as of June 30, 2024 the Company is not providing for taxes on these amounts for financial reporting purposes. Computation of the potential deferred tax liability associated with unremitted earnings considered to be indefinitely reinvested is not practicable.

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
During the six-month period ended June 30, 2024, the Company reported a net decrease in cash and cash equivalents of $12.6 million due to currency translation adjustments resulting from a stronger U.S. dollar relative to certain foreign currencies in which cash and cash equivalents were held.
On May 3, 2024, the Company increased the commitments under its unsecured revolving credit facility by $350 million to an aggregate amount of $1.25 billion and extended the maturity date to May 3, 2029, and also increased its $500 million commercial paper program by $750 million to $1.25 billion. The commercial paper program is supported by the Company’s revolving credit facility. The Company has the contractual right to draw funds directly on the underlying revolving credit facility, which could possibly occur if there were a disruption in the commercial paper market.
On June 22, 2024, to secure funding for the pending Eviosys acquisition, the Company entered into a 364-day senior unsecured bridge term loan facility (the “Bridge Loan Facility”) in an amount not to exceed $4.0 billion. The Bridge Loan Facility is comprised of two tranches, Tranche A in the amount of $700 million and Tranche B in the amount of $3.3 billion. On July 12, 2024, subsequent to the end of the quarter, the Company entered into a credit agreement (the “Term Loan Agreement”), providing the Company with the ability to borrow up to $700 million on an unsecured basis to finance a portion of the cash consideration for the Eviosys acquisition. Funding of the Term Loan Agreement is expected to occur substantially concurrently with the closing of the acquisition. The aggregate principal amount of the commitments under the Term Loan Agreement have replaced a corresponding amount of the commitments in respect of the Bridge Loan Facility in accordance with the terms of the Bridge Loan Facility commitment letter. As a result, an aggregate principal amount of up to $3.3 billion in Bridge Loan Facility commitments remain.
On April 1, 2024, the Company completed the sale of Protexic, part of the All Other group of businesses, to Black Diamond Capital Management, LLC for net cash proceeds of $80.3 million. The Company used the majority of these proceeds to pay down debt. The Company believes that this and other potential divestitures will enable greater strategic clarity and operational focus while also generating proceeds to fund deleveraging and capital investments in core businesses.
At June 30, 2024, the Company had scheduled debt maturities of approximately $485 million over the next twelve months, including $400 million aggregate principal amount of its 1.80% notes due February 2025. As the Company had $28 million in commercial paper balances outstanding at June 30, 2024, $1.22 billion in committed capacity under its revolving credit facility was available for draw down. The Company believes that cash and cash equivalents on hand, expected net cash flows generated from operating and investing activities, and expected proceeds from divestitures, together with available capacity under the Company’s increased borrowing arrangements and the opportunity to raise additional capital through one or more capital markets transactions, will provide sufficient liquidity to fund the Eviosys acquisition and cover debt maturities and other cash flow needs of the Company over the next twelve months and beyond.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenants currently require the Company to maintain a minimum level of interest coverage and a minimum level of net worth, as defined in the agreements. As of June 30, 2024, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.
The Company continually explores strategic acquisition opportunities that may result in the use of cash. Given the nature of the acquisition process, the timing and amounts of such expenditures are not always predictable. The Company expects that any additional acquisitions requiring funding in excess of cash on hand would be financed using existing credit facilities or additional borrowings.
The Company anticipates making additional contributions to its other pension and postretirement plans of approximately $12 million during the remainder of 2024, resulting in expected total contributions to these plans of approximately $21 million in 2024. Future funding requirements beyond the current year will vary depending largely on investment performance, future actuarial assumptions, and legislative actions.

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
Because the economy in Venezuela is considered highly inflationary under U.S. GAAP, the Company considers the U.S. dollar to be the functional currency of its Venezuelan operations and uses the official exchange rate when remeasuring the financial results of those operations. Economic conditions in Venezuela have worsened considerably over the past several years and there are no indications that conditions are likely to improve in the foreseeable future. Further deterioration could result in the recognition of an impairment charge or a deconsolidation of the subsidiary. At June 30, 2024, the carrying value of the Company’s net investment in its Venezuelan operations was approximately $2.1 million. In addition, at June 30, 2024, the Company’s “Accumulated other comprehensive loss” included a cumulative translation loss of $3.8 million related to its Venezuelan operations which would need to be reclassified to net income in the event of a complete exit of the business or a deconsolidation of the Venezuelan operations.
Turkey has also been deemed to be a highly inflationary economy under U.S. GAAP since the first quarter of 2022. Accordingly, the Company considers the U.S. dollar to be the functional currency of its operations in Turkey and has remeasured monetary assets and liabilities denominated in Turkish lira to U.S. dollars with changes recorded through earnings. The cumulative impact of applying highly inflationary accounting to Turkey has been a pretax charge to earnings of $7.5 million ($5.8 million after tax), including $1.0 million ($0.8 million after tax) during the six-month period ended June 30, 2024. The magnitude of future earnings impacts, however, is uncertain as such impacts are dependent upon unpredictable movements in the Turkish lira relative to the U.S. dollar. In addition to remeasurement-related charges, significant deterioration in the Turkish economy could result in the recognition of future impairment charges. However, the Company believes its exposure is limited to its net investment in Turkey which was approximately $22.6 million as of June 30, 2024.
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
At June 30, 2024, the Company had derivative contracts outstanding to hedge the prices on a portion of anticipated natural gas and aluminum purchases. These contracts, some of which qualify as cash flow hedges, include natural gas swaps totaling approximately 6.3 million metric million British thermal units (“MMBTUs”) and aluminum swaps totaling 222 metric tons. These contracts have various maturity dates ranging through December 2025. The total fair market value of these instruments resulted in a net loss position of $3.0 million and $6.8 million at June 30, 2024 and December 31, 2023, respectively.

SONOCO PRODUCTS COMPANY
The Company routinely enters into derivative currency contracts to mitigate the risk of unfavorable fluctuations in the exchange rate on certain anticipated foreign currency cash flows. These contracts qualify as cash flow hedges and have various maturity dates ranging through December 2024. The total market value of these instruments resulted in a net loss position of $1.1 million at June 30, 2024 and a net gain position of $1.5 million at December 31, 2023. In addition, at June 30, 2024, the Company had various currency contracts outstanding to hedge the currency exposure of intercompany debt and foreign currency denominated receivables and payables. Although placed as economic hedges, the Company does not apply hedge accounting to these instruments. As such, changes in fair value are recorded directly to income and expense in the periods that they occur.
During the fourth quarter of 2023, the Company became a party to cross-currency swap agreements with a total notional amount of $500 million to effectively convert a portion of the Company’s fixed-rate U.S. dollar denominated debt, including the semi-annual interest payments, to fixed-rate euro-denominated debt. The swap agreements, which had a maturity of December 18, 2026, provided for the Company to receive semi-annual interest payments in U.S. dollars at a fixed rate and to make semi-annual interest payments in euros at a fixed rate. The risk management objective of entering into the swap agreements was to manage foreign currency risk relating to net investments in certain European subsidiaries denominated in euros. The agreements were designated as net investment hedges for accounting purposes. The gain or loss on the net investment hedge derivative instruments is included in the “Foreign currency translation” component of “Accumulated other comprehensive loss” until the net investment is sold, diluted, or liquidated. Interest payments received for the cross-currency swaps are excluded from the net investment hedge effectiveness assessment and are recorded in “Interest expense” in the Company’s Condensed Consolidated Statements of Income. The assumptions used in measuring fair value of the cross-currency swaps are considered level 2 inputs, which are based upon the Euro-to-U.S. dollar exchange rate market. The fair value of the Company’s net investment hedges was a loss position of $0.3 million and a loss position of $5.1 million at June 30, 2024 and December 31, 2023, respectively. Translation losses of $0.2 million (net of income taxes of $0.1 million) and $3.8 million (net of income taxes of $1.3 million) were reported as components of “Accumulated other comprehensive loss” within “Foreign currency items” at June 30, 2024 and December 31, 2023, respectively.
As a result of continued strengthening of the U.S. dollar against the euro, as well as a reduction in the differential between U.S. and European interest rates, the fair value of the Company’s net investment hedges appreciated significantly through April 2024. On April 15, 2024, the Company terminated the swap agreements and received a cash settlement of $9.1 million. The foreign currency translation gain of approximately $3.1 million, net of tax, is included as a component of “Accumulated other comprehensive loss.” Following the unwind of the swaps, the Company entered into new cross-currency swap agreements with a total notional amount of $500 million to effectively convert a portion of the Company’s fixed-rate U.S. dollar-denominated debt, including the semi-annual interest payments, to fixed-rate euro-denominated debt. The new swap agreements, which have a maturity of May 1, 2027, share the same risk management objective as the terminated cross-currency swap agreements and are also designated as net investment hedges for accounting purposes.
The Company has an investment in preferred stock of a nonaffiliated private company that is accounted for under the measurement alternative of cost less impairment, adjusted for any qualifying observable price changes. Observable price changes would consist of Level 2 inputs based on privately negotiated transactions with the nonaffiliated company. The preferred stock balance of $21 million is included in “Other assets” in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2024.
During the first six months of 2024, the U.S. dollar strengthened against most of the functional currencies in which the Company’s foreign investments are held, including the euro, the Canadian dollar, the Mexican peso, the Brazilian real, and the Danish krone. The net impact of these changes, and the changes in the net investment hedge discussed above, resulted in net translation losses of $55.6 million being recorded in “Accumulated other comprehensive loss” during the six-month period ended June 30, 2024.
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
Evaluation of Disclosure Controls and Procedures
Under the supervision, and with the participation, of our management, including our Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation pursuant to Rule 13a-15(b) under the Exchange Act of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO concluded that such controls and procedures, as of June 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q, were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. For this purpose, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information that is required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting occurring during the quarter ended June 30, 2024, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
Information with respect to legal proceedings and other exposures appears in Part I - Item 3 - “Legal Proceedings” and Part II - Item 8 - “Financial Statements and Supplementary Data” (Note 17 - “Commitments and contingencies”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, and in Part I - Item 1 - “Financial Statements” (Note 17 - “Commitments and Contingencies”) of this Quarterly Report on Form 10-Q.
Environmental Matters
The Company has been named as a potentially responsible party (“PRP”) at several environmentally contaminated sites not owned by the Company. All of the sites are also the responsibility of other parties. The Company’s liability, if any, is shared with such other parties, but the Company’s share has not been finally determined in most cases. In some cases, the Company has cost-sharing arrangements with other PRPs with respect to a particular site. Such agreements relate to the sharing of legal defense costs or cleanup costs, or both. The Company has assumed, for purposes of estimating amounts to be accrued, that the other parties to such cost-sharing agreements will perform as agreed. It appears that final resolution of some of the sites is years away, and actual costs to be incurred for these environmental matters in future periods is likely to vary from current estimates because of the inherent uncertainties in evaluating environmental exposures. Accordingly, the ultimate cost to the Company with respect to such sites, beyond what has been accrued at June 30, 2024, cannot be determined. As of June 30, 2024 and December 31, 2023, the Company had accrued $7.0 million and $7.3 million, respectively, related to environmental contingencies. The Company periodically reevaluates the assumptions used in determining the appropriate reserves for environmental matters as additional information becomes available and, when warranted, makes appropriate adjustments.
Other Legal Matters
Information regarding other legal proceedings is provided in Note 17 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

SONOCO PRODUCTS COMPANY

Item 5.	Other Information.
Insider Trading Arrangements
During the three months ended June 30, 2024, none of the Company’s officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Item 6.	Exhibits.

Exhibit Index
2.1*
Put Option Agreement, by and among Titan Holdings Coöperatief U.A., Titan Holdings I B.V. and Sonoco Products Company, dated June 22, 2024 (incorporated by reference Exhibit 2.1 to the Registrant’s Form 8-K filed June 24, 2024)

2.2*
Equity Purchase Agreement, by and among Titan Holdings Coöperatief U.A., Titan Holdings I B.V. and Sonoco Products Company, dated June 22, 2024, executed by Sonoco Products Company (incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K filed June 24, 2024)

3.1	Restated Articles of Incorporation, as amended April 21, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed April 22, 2022)
3.2	By-Laws of Sonoco Products Company, as amended October 17, 2023 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, filed October 19, 2023)
10.1*
Amended and Restated Credit Agreement, dated as of May 3, 2024, by and among the Company, Bank of America, N.A., and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 3, 2024)

10.2*
364-Day Bridge Facility Commitment Letter, by and among Sonoco Products Company, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed June 24, 2024)

10.3*
Term Credit Agreement, dated as of July 12, 2024, by and among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on July 16, 2024)

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

* Certain schedules and attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to provide, on a supplemental basis, a copy of any omitted schedules and attachments to the Securities and Exchange Commission or its staff upon request.

SONOCO PRODUCTS COMPANY
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

SONOCO PRODUCTS COMPANY
(Registrant)

Date:	August 1, 2024	By:	/s/ Robert R. Dillard
Robert R. Dillard
Chief Financial Officer
(principal financial officer)

/s/ Aditya Gandhi
Aditya Gandhi
Chief Accounting Officer
(principal accounting officer)