Form 10-Q
period 2024-09-29
SONOCO PRODUCTS CO
filed 2024-11-01
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2024
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
The number of shares outstanding of the registrant’s no par value common stock as of October 18, 2024 was 98,259,598.

SONOCO PRODUCTS COMPANY
INDEX

PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements:	3

	Condensed Consolidated Balance Sheets – September 29, 2024 (unaudited) and December 31, 2023 (unaudited)	3

	Condensed Consolidated Statements of Income – Three and Nine Months Ended September 29, 2024 (unaudited) and October 1, 2023 (unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income – Three and Nine Months Ended September 29, 2024 (unaudited) and October 1, 2023 (unaudited)	5

	Condensed Consolidated Statements of Changes in Total Equity – Three and Nine Months Ended September 29, 2024 (unaudited) and October 1, 2023 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 29, 2024 (unaudited) and October 1, 2023 (unaudited)	8

	Notes to Condensed Consolidated Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	40

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	66

Item 4.	Controls and Procedures.	66

PART II. OTHER INFORMATION		67

Item 1.	Legal Proceedings.	67

Item 5.	Other Information.	67

Item 6.	Exhibits.	68

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars and shares in thousands)

	September 29, 2024	December 31, 2023*
Assets
Current Assets
Cash and cash equivalents	$1,930,633	$151,937
Trade accounts receivable, net of allowances	1,042,520	904,898
Other receivables	110,042	106,644
Inventories, net:
Finished and in process	304,042	324,910
Materials and supplies	451,210	448,591
Prepaid expenses	130,584	113,385
Total Current Assets	3,969,031	2,050,365
Property, Plant and Equipment, Net	1,930,025	1,906,137
Goodwill	1,780,967	1,810,654
Other Intangible Assets, Net	785,616	853,670
Deferred Income Taxes	28,682	31,329
Right of Use Asset-Operating Leases	314,611	314,944
Other Assets	233,929	224,858
Total Assets	$9,042,861	$7,191,957
Liabilities and Equity
Current Liabilities
Payable to suppliers	$748,193	$707,490
Accrued expenses and other	438,296	400,014
Notes payable and current portion of long-term debt	481,706	47,132
Accrued taxes	10,084	10,641
Total Current Liabilities	1,678,279	1,165,277
Long-term Debt, Net of Current Portion	4,320,442	3,035,868
Noncurrent Operating Lease Liabilities	269,251	265,454
Pension and Other Postretirement Benefits	137,302	142,900
Deferred Income Taxes	84,048	100,788
Other Liabilities	66,379	49,835
Commitments and Contingencies

Sonoco Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares 98,258 and 97,957 shares issued and outstanding at September 29, 2024 and December 31, 2023, respectively	7,175	7,175
Capital in excess of stated value	175,532	159,047
Accumulated other comprehensive loss	(382,010)	(366,262)
Retained earnings	2,678,242	2,624,380
Total Sonoco Shareholders’ Equity	2,478,939	2,424,340
Noncontrolling Interests	8,221	7,495
Total Equity	2,487,160	2,431,835
Total Liabilities and Equity	$9,042,861	$7,191,957

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (the “United States” or “U.S.”).
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Net sales	$1,675,866	$1,710,419	$4,936,888	$5,145,492
Cost of sales	1,317,129	1,346,163	3,883,244	4,049,490
Gross profit	358,737	364,256	1,053,644	1,096,002
Selling, general and administrative expenses	190,645	182,672	586,337	541,421
Restructuring/Asset impairment charges	8,190	18,110	59,058	52,981
(Loss)/Gain on divestiture of business and other assets	(31,770)	(537)	(27,292)	78,844
Operating profit	128,132	162,937	380,957	580,444
Other income, net	—	36,943	5,867	36,943
Non-operating pension costs	2,947	3,424	10,412	10,424
Interest expense	61,643	32,847	122,503	101,363
Interest income	6,014	3,173	13,127	6,679
Income before income taxes	69,556	166,782	267,036	512,279
Provision for income taxes	21,154	39,351	65,821	127,003
Income before equity in earnings of affiliates	48,402	127,431	201,215	385,276
Equity in earnings of affiliates, net of tax	2,807	3,627	6,218	8,795
Net income	51,209	131,058	207,433	394,071
Net income attributable to noncontrolling interests	(288)	(309)	(524)	(354)
Net income attributable to Sonoco	$50,921	$130,749	$206,909	$393,717

Weighted average common shares outstanding:
Basic	98,683	98,337	98,616	98,276
Diluted	99,267	98,912	99,221	98,800
Per common share:
Net income attributable to Sonoco:
Basic	$0.52	$1.33	$2.10	$4.01
Diluted	$0.51	$1.32	$2.09	$3.98

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Net income	$51,209	$131,058	$207,433	$394,071
Other comprehensive income/(loss):
Foreign currency translation adjustments	35,922	(49,024)	(17,272)	4,474
Changes in defined benefit plans, net of tax	1,036	3,401	3,158	2,554
Changes in derivative financial instruments, net of tax	60	(1,724)	(1,432)	2,218
Other comprehensive income/(loss)	37,018	(47,347)	(15,546)	9,246
Comprehensive income:	88,227	83,711	191,887	403,317
Less: Net income attributable to noncontrolling interests	(288)	(309)	(524)	(354)
Less: Other comprehensive (income)/loss attributable to noncontrolling interests	(711)	668	(202)	727
Comprehensive income attributable to Sonoco	$87,228	$84,070	$191,161	$403,690

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN TOTAL EQUITY (unaudited)
(Dollars and shares in thousands)

	Total Equity		Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests
			Outstanding	Amount
December 31, 2023	$2,431,835		97,957	$7,175	$159,047	$(366,262)	$2,624,380	$7,495
Net income	65,273						65,177	96
Other comprehensive income/(loss):
Translation loss	(19,786)					(19,319)		(467)
Defined benefit plan adjustment, net of tax	43					43
Derivative financial instruments, net of tax	169					169
Other comprehensive loss	(19,574)					(19,107)		(467)
Dividends	(50,348)						(50,348)
Issuance of stock awards	204		460		204
Shares repurchased	(9,139)		(162)		(9,139)
Share-based compensation	8,325				8,325
Other	906				906
March 31, 2024	$2,427,482		98,255	$7,175	$159,343	$(385,369)	$2,639,209	$7,124
Net income	90,951						90,811	140
Other comprehensive income/(loss):
Translation loss	(33,408)					(33,366)		(42)
Defined benefit plan adjustment, net of tax	2,079					2,079
Derivative financial instruments, net of tax	(1,661)					(1,661)
Other comprehensive loss	(32,990)					(32,948)		(42)
Dividends	(51,347)						(51,347)
Issuance of stock awards	181		4		181
Shares repurchased	(23)		(1)		(23)
Share-based compensation	6,656				6,656
Other	957				957
June 30, 2024	$2,441,867	2,441,867	98,258	$7,175	$167,114	$(418,317)	$2,678,673	$7,222
Net income	51,209						50,921	288
Other comprehensive income:
Translation gain	35,922					35,211		711
Defined benefit plan adjustment, net of tax	1,036					1,036
Derivative financial instruments, net of tax	60					60
Other comprehensive income	37,018					36,307		711
Dividends	(51,352)						(51,352)
Issuance of stock awards	265		—		265
Shares repurchased	(10)		—		(10)
Share-based compensation	7,682				7,682
Other	481				481
September 29, 2024	$2,487,160		98,258	$7,175	$175,532	$(382,010)	$2,678,242	$8,221

	Total Equity	Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests
		Outstanding	Amount
December 31, 2022	$2,072,797	97,645	$7,175	$140,539	$(430,083)	$2,348,183	$6,983
Net income/(loss)	148,264					148,319	(55)
Other comprehensive income:
Translation gain	31,808				31,569		239
Defined benefit plan adjustment, net of tax	916				916
Derivative financial instruments, net of tax	2,514				2,514
Other comprehensive income	35,238				34,999		239
Dividends	(48,203)					(48,203)
Issuance of stock awards	472	485		472
Shares repurchased	(10,576)	(175)		(10,576)
Share-based compensation	7,573			7,573
April 2, 2023	$2,205,565	97,955	$7,175	$138,008	$(395,084)	$2,448,299	$7,167
Net income	114,749					114,649	$100
Other comprehensive income/(loss):
Translation gain/(loss)	21,690				21,988		(298)
Defined benefit plan adjustment, net of tax	(1,763)				(1,763)
Derivative financial instruments, net of tax	1,428				1,428
Other comprehensive income/(loss)	21,355				21,653		(298)
Dividends	(50,180)					(50,180)
Issuance of stock awards	222	1		222
Shares repurchased	(26)	—		(26)
Share-based compensation	7,637			7,637
July 2, 2023	$2,299,322	97,956	$7,175	$145,841	$(373,431)	$2,512,768	$6,969
Net income	131,058					130,749	$309
Other comprehensive income/(loss):
Translation loss	(49,024)				(48,356)		(668)
Defined benefit plan adjustment, net of tax	3,401				3,401
Derivative financial instruments, net of tax	(1,724)				(1,724)
Other comprehensive loss	(47,347)				(46,679)		(668)
Dividends	(50,185)					(50,185)
Issuance of stock awards	397	—		397
Shares repurchased	(3)	—		(3)
Share-based compensation	5,913			5,913
October 1, 2023	$2,339,155	97,956	$7,175	$152,148	$(420,110)	$2,593,332	$6,610

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 29, 2024	October 1, 2023
Cash Flows from Operating Activities:
Net income	$207,433	$394,071
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments	23,195	26,122
Depreciation, depletion and amortization	270,691	249,387
Share-based compensation expense	22,663	21,123
Equity in earnings of affiliated companies, net	(6,218)	(8,795)
Cash dividends from affiliated companies	5,624	7,881
Net gain on disposition of assets	(529)	(59,050)
Net loss/(gain) on divestiture of business and other assets	27,292	(54,842)
Remeasurement gain of investment in affiliated companies	(6,012)	—
Pension and postretirement plan expense	13,068	12,679
Pension and postretirement plan contributions	(14,680)	(10,311)
Net decrease in deferred tax liabilities	(17,109)	(14,451)
Change in assets and liabilities, net of effects from acquisitions, divestitures and foreign currency adjustments:
Trade accounts receivable	(182,626)	(84,342)
Inventories	(6,703)	277,389
Payable to suppliers	73,504	(125,712)
Prepaid expenses	(38,851)	(14,285)
Income taxes payable and other income tax items	23,274	9,549
Accrued expenses and other assets and liabilities	43,622	(9,536)
Net cash provided by operating activities	437,638	616,877
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(271,332)	(254,874)
Cost of acquisitions, net of cash acquired	(3,743)	(313,362)
Proceeds from the sale of business, net	81,212	31,147
Proceeds from the sale of assets, net	4,515	72,737
Proceeds from settlement of net investment hedge	9,068	—
Investment in affiliated companies	(10,000)	(7,500)
Other net investing activities	12,221	12,123
Net cash used by investing activities	(178,059)	(459,729)
Cash Flows from Financing Activities:
Net proceeds from issuance of debt	1,813,754	905,601
Principal repayment of debt	(133,644)	(878,513)
Net change in commercial paper	33,983	—
Net (decrease)/increase in book cash overdrafts	(3,078)	1,925
Payment of loan financing costs	(19,000)	—
Payment of contingent consideration	(948)	—
Cash dividends	(152,397)	(147,477)
Payments for share repurchases	(9,172)	(10,605)
Net cash provided/(used) by financing activities	1,529,498	(129,069)
Effects of Exchange Rate Changes on Cash	(10,381)	2,423
Net Increase in Cash and Cash Equivalents	1,778,696	30,502
Cash and cash equivalents at beginning of period	151,937	227,438
Cash and cash equivalents at end of period	$1,930,633	$257,940
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 1: Basis of Interim Presentation
In the opinion of the management of Sonoco Products Company (the “Company” or “Sonoco”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise stated) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the three- and nine-month periods ended September 29, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
During the nine-month period ended September 29, 2024, there were no other newly issued or newly applicable accounting pronouncements that had, or are expected to have, a material impact on the Company’s financial statements. Further, at September 29, 2024, there were no other pronouncements pending adoption that are expected to have a material impact on the Company’s condensed consolidated financial statements.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 3: Acquisitions and Divestitures
Acquisitions
On June 22, 2024, the Company entered into a definitive agreement to acquire all of the issued and outstanding equity interests in Titan Holdings I B.V. (“Eviosys”) from an affiliate of KPS Capital Partners, LP for €3,615,000 (approximately $3,900,000) on a cash-free and debt-free basis and subject to customary adjustments. Eviosys, a global supplier of metal packaging that produces food cans and ends, aerosol cans, metal closures and promotional packaging with a large metal food can manufacturing footprint in the Europe, Middle East, and Africa region, has approximately 6,300 employees in 44 manufacturing facilities across 17 countries. This acquisition is expected to accelerate the Company’s strategy to focus on and scale its core businesses. The acquisition of Eviosys is expected to close by the end of 2024, subject to the satisfaction or waiver of customary closing conditions, including expiration, termination or receipt of the applicable waiting period or clearances, as applicable, under certain specified antitrust laws. See Note 9 for information regarding how the Company plans to fund the pending Eviosys acquisition.
On June 1, 2024, the Company completed the purchase of a small tube and paper cone manufacturer in Brazil for $2,660. The financial results of this business are included in the Company’s Industrial Paper Packaging segment.
On December 1, 2023, the Company completed the acquisition of Inapel Embalagens Ltda. (“Inapel”), a manufacturer of single-layer and multilayer materials for flexible packaging in Brazil, for net consideration of $64,390, including $59,228 of cash paid at closing. During the second quarter of 2024, the Company paid additional consideration in the amount of $2,340 and a final net working capital settlement in the amount of $489. Additional obligations to the seller totaling $2,333 are expected to be paid before the end of 2024 and are recorded in “Payable to suppliers” in the Company’s Condensed Consolidated Balance Sheet as of September 29, 2024. With the acquisition of Inapel, the Company added approximately 500 employees and two manufacturing locations in the São Paulo region of Brazil. The financial results of Inapel are included in the Company’s Consumer Packaging segment.
The Company’s initial allocation of the assets acquired and liabilities assumed in the acquisition of Inapel, as well as revised preliminary fair values reflecting adjustments made during the measurement period, are as follows:

	Initial Allocation	Measurement Period Adjustments	Preliminary Allocation
Trade accounts receivable	$30,301	$(133)	$30,168
Other receivables	6,088	(465)	5,623
Inventories	9,269	—	9,269
Prepaid expenses	1,430	—	1,430
Property, plant and equipment	11,456	17,425	28,881
Right of use asset - operating leases	217	—	217
Other intangible assets	8,653	188	8,841
Goodwill	15,704	(7,454)	8,250
Other assets	793	—	793
Payable to suppliers	(15,899)	2,951	(12,948)
Accrued expenses and other	(5,733)	(1,350)	(7,083)
Noncurrent operating lease liabilities	(117)	—	(117)
Deferred income taxes	(2,934)	(6,000)	(8,934)
Total purchase price, net of cash acquired	$59,228	$5,162	$64,390
The allocation of the purchase price of Inapel to the tangible and intangible assets acquired and liabilities assumed, as reflected under the heading “Preliminary Allocation” in the table above, is based on the Company’s preliminary determinations of fair value using information currently available. Management is continuing to finalize its valuation of certain assets and liabilities including, but not limited to, inventory; property, plant and equipment; goodwill; other intangible assets; and deferred income taxes. The Company expects to complete its valuations during the fourth quarter of 2024.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Goodwill for Inapel, none of which is currently deductible for income tax purposes, is primarily attributable to the assembled workforce and synergies of the combined organization.
On September 8, 2023, the Company completed the acquisition of the remaining 65% ownership interest in RTS Packaging, LLC (“RTS Packaging”) from joint venture partner WestRock Company (“WestRock”) and the acquisition of a paper mill in Chattanooga, Tennessee (the “Chattanooga Mill”) from WestRock for net cash consideration of $313,388. In December 2023, the Company agreed to a final working capital settlement of $452, which was paid to WestRock in January 2024. Prior to completing the acquisitions, the Company held a 35% ownership interest in the RTS Packaging joint venture which was formed in 1997 and combined the former protective packaging operations of WestRock and Sonoco to market recycled paperboard to glass container manufacturers and producers of wine, liquor, food, and pharmaceuticals. The financial results of RTS Packaging and the Chattanooga Mill are included in the Company’s Industrial Paper Packaging segment.
On September 8, 2023, the fair value of the Company’s 35% ownership interest in RTS Packaging was determined to be $59,472 based on the cash consideration exchanged for acquiring the remaining 65% ownership interest in RTS Packaging adjusted for the deemed payment of a control premium, and the carrying value of the 35% ownership interest in RTS Packaging was $8,654. The Company recognized a net gain of $44,029 resulting from this remeasurement to fair value and the reclassification of certain amounts related to the Company’s 35% ownership interest in RTS Packaging out of “Accumulated other comprehensive loss,” including foreign currency translation losses of $2,033 and losses related to defined benefit pension plans of $4,756. The net gain from such remeasurement and reclassification was recorded in “Other income, net” in the Company’s Condensed Consolidated Statements of Income for the period ended October 1, 2023.
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
The following table provides a summary of the purchase consideration (as defined under Accounting Standards Codification (“ASC”) 805) transferred for the acquisitions of the remaining ownership interest in RTS Packaging and the Chattanooga Mill:

Purchase Consideration
Cash consideration, net of cash acquired	$313,388
Fair value of previously held ownership interest in RTS Packaging	59,472
Final working capital adjustment	452
Settlement of preexisting relationships	1,235
Purchase consideration transferred	$374,547
During the three-month period ended September 29, 2024, the Company finalized its valuations of the assets acquired and liabilities assumed in the acquisitions of the remaining ownership interest in RTS Packaging and the Chattanooga Mill. As a result, final fair values reflecting adjustments made during the measurement period are as follows:

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

	Initial Allocation	Measurement Period Adjustments	Final Allocation
Trade accounts receivable	$17,488	$—	$17,488
Inventories	20,209	(947)	19,262
Prepaid expenses	2,720	(589)	2,131
Property, plant and equipment	73,483	753	74,236
Right of use asset - operating leases	34,604	290	34,894
Other intangible assets	199,560	(8,995)	190,565
Goodwill	92,657	14,909	107,566
Other assets	2,465	(412)	2,053
Payable to suppliers	(7,320)	—	(7,320)
Accrued expenses and other	(15,167)	(25)	(15,192)
Notes payable and current portion of long-term debt	(24)	—	(24)
Noncurrent operating lease liabilities	(29,905)	—	(29,905)
Pension and other postretirement benefits	(10,761)	(768)	(11,529)
Long-term debt	(1,942)	—	(1,942)
Deferred income taxes	(3,419)	(2,502)	(5,921)
Other long-term liabilities	(3,293)	1,478	(1,815)
Net assets acquired	$371,355	$3,192	$374,547
Goodwill for RTS Packaging and the Chattanooga Mill, of which approximately $81,000 is expected to be deductible for income tax purposes, is primarily attributable to the synergies of the combined organization and the assembled workforce.
The Company has accounted for these acquisitions as business combinations under the acquisition method and has included the results of operations of the acquired businesses in the Company’s Condensed Consolidated Statements of Income for the nine-month period ended September 29, 2024. The Company believes that these acquisitions were not material to the periods presented and are therefore not subject to the ASC 805 requirement to provide supplemental pro-forma financial information. Accordingly, this information is not presented herein.
Divestiture of Businesses
In September 2024, the Company entered into agreements to sell two of its production facilities in China, both of which are part of the Company’s Industrial Paper Packaging segment, for approximately $419. The sale of these facilities is expected to be completed in the fourth quarter of 2024. As a result of the pending sale, the Company wrote down the carrying amounts of the asset group to their estimated fair values based on the expected selling price less estimated costs to sell and recognized a loss of $29,965 in the third quarter of 2024. This loss is included in “(Loss)/Gain on divestiture of business and other assets” in the Company’s Condensed Consolidated Statements of Income. The fair value was determined from purchase prices reflected in the purchase and sale agreements, which is considered a Level 2 fair value measurement.
On April 1, 2024, the Company completed the sale of its Protective Solutions business (“Protexic”), part of the All Other group of businesses, to Black Diamond Capital Management, LLC (“Black Diamond”) for cash proceeds of $80,267. This business provided foam components and integrated material solutions for various industrial end markets. This sale was the result of the Company’s continuing evaluation of its business portfolio and is consistent with the Company’s strategic and investment priorities. In connection with the Protexic divestiture, the Company wrote off net assets totaling $74,126, including $16,559 of allocated goodwill and reclassified $2,913 of cumulative translation adjustment losses from Accumulated Other Comprehensive Loss, recognizing a preliminary pretax gain on the divestiture of $3,228 during the second quarter of 2024. In the third quarter of 2024, the Company paid a final net working capital adjustment of $1,805 to Black Diamond, resulting in a net pretax gain of $1,423 for the nine-month period ended September 29, 2024, which is included in “(Loss)/Gain on divestiture of business and other assets” in the Company’s Condensed Consolidated Statements of Income. The Company used the majority of the cash proceeds from the sale to pay down debt.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

On July 1, 2023, the Company completed the sale of its U.S. BulkSak business, which consisted of the manufacturing and distribution of flexible intermediate bulk containers, plastic and fiber pallets, and custom fit liners and was a part of the Company’s Industrial Paper Packaging segment, to U.S. BulkSak Holdings, LLC. The cash selling price, as adjusted for the final working capital settlement, was $20,271 with cash proceeds totaling $18,271 received in 2023, and the remaining $2,000 held in escrow to be released to the Company within eighteen months from the date of the sale, pursuant to the settlement of any indemnity claims. The escrow balance of $2,000 is reflected in “Other receivables” on the Company’s Condensed Consolidated Balance Sheet as of September 29, 2024. As a result of the U.S. BulkSak divestiture, the Company wrote off net assets totaling $13,437, including $3,333 of allocated goodwill, and recognized a total pretax gain of $6,834 upon completion of the sale. The gain, of which $7,371 was recognized in the second quarter of 2023 as reflected in “(Loss)/Gain on divestiture of business and other assets” in the Company’s Condensed Consolidated Statements of Income, was reduced by $537 in the third quarter of 2023 upon the final working capital settlement.
On January 26, 2023, the Company completed the sale of its Sonoco Sustainability Solutions (“S3”) business, a provider of customized waste and recycling management programs and part of the Company’s Industrial Paper Packaging segment, to Northstar Recycling Co. (“Northstar”). The Company received cash proceeds of $13,839 at closing. An additional $1,500 of cash proceeds were released to the Company from escrow in September 2024. The Company wrote off net assets totaling $4,274 as part of the divestiture of the business, including $3,042 of allocated goodwill, and recognized a pretax gain of $11,065 during the first quarter of 2023. In the second quarter of 2024, upon resolution of certain contingencies, the Company received cash proceeds and recognized an additional pretax gain of $1,250 on the sale. These gains are included in “(Loss)/Gain on divestiture of business and other assets” in the Company’s Condensed Consolidated Statements of Income for their respective periods.
On January 26, 2023, in connection with the sale of the S3 business, the Company acquired a 2.7% equity interest in Northstar valued at $5,000. This investment is being accounted for under the measurement alternative (i.e., cost less impairment, adjusted for any qualifying observable price changes).
The sales of the production facilities in China and the Protexic, U.S. BulkSak, and S3 businesses did not represent a strategic shift for the Company and did not have a major effect on its operations or financial results. Consequently, these sales did not meet the criteria for reporting as discontinued operations.
Sale of Assets
With the completion of Project Horizon, the Company’s project to convert the corrugated medium machine in Hartsville, South Carolina, to produce uncoated recycled paperboard, the Company now produces paper exclusively from recycled fibers and no longer requires natural tree fiber for production. Accordingly, on March 29, 2023, the Company sold its timberland properties, totaling approximately 55,000 acres, to Manulife Investment Management for net cash proceeds of $70,802. The Company disposed of assets with a net book value of $9,857 as part of the sale, and recognized a pretax gain from the sale of these assets of $60,945 during the three-month period ended April 2, 2023, which is included in “(Loss)/Gain on divestiture of business and other assets” in the Company’s Condensed Consolidated Statements of Income.
Additional Ownership Investment
During the second quarter of 2024, the Company increased its ownership investment in a small South Carolina-based designer and manufacturer of sustainable protective packaging solutions from 20.5% to 39.9%. The Company acquired its initial ownership interest in June 2022. The preferred stock investment increased by $18,512 during the second quarter of 2024, which included a $10,000 cash payment, a $5,400 remeasurement of the fair value of the existing investment, and a $2,500 conversion of the carrying value of the outstanding convertible notes into a preferred series stock investment, which yielded a $467 fair value increase and a $145 increase for interest income earned. The outstanding investment of $21,212 as of September 29, 2024 is included within “Other assets” in the Company’s Condensed Consolidated Balance Sheet. The remeasurement of the carrying value of the existing investment to fair value during the second quarter of 2024 resulted in a gain of $5,867 and interest income of $145, which are included in “Other income, net” and “Interest income,” respectively, in the Company’s Condensed Consolidated Statements of Income.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Acquisition, Integration, and Divestiture-Related Costs
Acquisition, integration, and divestiture-related costs totaled $49,804 and $77,734 during the three- and nine-month periods ended September 29, 2024, respectively, primarily related to the pending Eviosys acquisition. These costs included $19,623 and $47,553 incurred during the three- and nine-month periods ended September 29, 2024, respectively, for legal and professional fees and other integration and acquisition adjustments that are included in “Selling, general and administrative expenses,” and losses on treasury lock derivative instruments and amortization of financing fees totaling $30,181 related to debt instruments associated with the financing of the pending Eviosys acquisition that are included in “Interest expense” in the Company’s Condensed Consolidated Statements of Income.
Acquisition, integration, and divestiture-related costs totaled $12,472 and $22,192 during the three- and nine-month periods ended October 1, 2023, respectively. These costs included $7,525 and $17,245 incurred during the three- and nine-month periods ended October 1, 2023, respectively, for legal and professional fees, investment banking fees, and other transaction costs that are included in “Selling, general and administrative expenses,” and $4,947 of amortization of the fair value step-up of inventory, which is included in “Cost of sales” in the Company’s Condensed Consolidated Statements of Income.
Note 4: Shareholders’ Equity
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Numerator:
Net income attributable to Sonoco	$50,921	$130,749	$206,909	$393,717
Denominator:
Weighted average common shares outstanding:
Basic	98,683	98,337	98,616	98,276
Dilutive effect of share-based compensation	584	575	605	524
Diluted	99,267	98,912	99,221	98,800
Net income attributable to Sonoco per common share:
Basic	$0.52	$1.33	$2.10	$4.01
Diluted	$0.51	$1.32	$2.09	$3.98
Cash dividends	$0.52	$0.51	$1.55	$1.51
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
The average numbers of SARs that were anti-dilutive and, therefore, not included in the computation of diluted earnings per share during the three- and nine-month periods ended September 29, 2024 and October 1, 2023 were as follows (in thousands):

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Anti-dilutive stock appreciation rights	455	338	378	341
Stock Repurchases
On April 20, 2021, the Company’s Board of Directors (the “Board”) authorized the repurchase of the Company’s common stock in an aggregate amount of up to $350,000. Following several repurchase transactions in 2021, a total of $137,972 remained available for share repurchases under this authorization as of December 31, 2021. No shares were repurchased under this authorization during the years ended December 31, 2022 or 2023 or the nine-month period ended September 29, 2024.
The Company regularly repurchases shares of its common stock to satisfy employee tax withholding obligations in association with certain share-based compensation awards. These repurchases, which are not part of a publicly announced plan or program, totaled 163 shares during the nine-month period ended September 29, 2024, at a cost of $9,172, and 175 shares during the nine-month period ended October 1, 2023, at a cost of $10,605.
Dividend Declarations
On February 14, 2024, the Board declared a regular quarterly dividend of $0.51 per share. This dividend was paid on March 8, 2024 to all shareholders of record as of February 28, 2024.
On April 17, 2024, the Board declared a regular quarterly dividend of $0.52 per share. This dividend was paid on June 10, 2024 to all shareholders of record as of May 10, 2024.
On July 17, 2024, the Board declared a regular quarterly dividend of $0.52 per share. This dividend was paid on September 10, 2024 to all shareholders of record as of August 9, 2024.
On October 15, 2024, the Board declared a regular quarterly dividend of $0.52 per share. This dividend is payable on December 10, 2024 to all shareholders of record as of November 8, 2024.
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
Following are the total restructuring and asset impairment charges, net of adjustments, recognized during the periods presented:

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Restructuring and restructuring-related asset impairment charges	$8,190	$18,110	$59,058	$52,981
Other asset impairments	—	—	—	—
Restructuring/Asset impairment charges	$8,190	$18,110	$59,058	$52,981

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The table below sets forth restructuring and restructuring-related asset impairment charges by type incurred:

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Severance and termination benefits	$2,649	$9,736	$26,742	$19,370
Asset impairments	2,501	6,123	22,844	26,122
Other costs	3,040	2,251	9,472	7,489
Restructuring and restructuring-related asset impairment charges	$8,190	$18,110	$59,058	$52,981
The table below sets forth restructuring and restructuring-related asset impairment charges attributable to each reportable segment, the All Other group of businesses, and Corporate-related activity:

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Consumer Packaging	$4,509	$9,784	$20,597	$16,479
Industrial Paper Packaging	3,798	6,430	34,138	32,961
All Other	—	270	1,362	1,188
Corporate	(117)	1,626	2,961	2,353
Restructuring and restructuring-related asset impairment charges	$8,190	$18,110	$59,058	$52,981
Restructuring and restructuring-related asset impairment charges are included in “Restructuring/Asset impairment charges” in the Company’s Condensed Consolidated Statements of Income.
The following table sets forth the activity in the restructuring accrual included in “Accrued expenses and other” in the Company’s Condensed Consolidated Balance Sheets:

	Severance and Termination Benefits	Asset Impairments/ Disposal of Assets	Other Costs	Total
Accrual Activity
Liability at December 31, 2023	$14,315	$—	$1,638	$15,953
2024 charges	26,742	22,844	9,472	59,058
Cash (payments)/receipts	(23,893)	4,221	(8,729)	(28,401)
Asset writedowns/disposals	—	(27,065)	—	(27,065)
Foreign currency translation	191	—	(16)	175
Liability at September 29, 2024	$17,355	$—	$2,365	$19,720
“Severance and termination benefits” during the first nine months of 2024 includes the cost of severance for approximately 220 employees whose positions were eliminated in conjunction with the Company’s ongoing organizational effectiveness efforts, including the relocation of certain facilities in Greece and Germany, and severance related to the closures of paper mills in Sumner, Washington (the “Sumner Mill”) and Kilkis, Greece (the “Kilkis Mill”), the closures of two small industrial converted products facilities in China, and the closure of an industrial converted products facility in Mississauga, Canada, all part of the Industrial Paper Packaging segment.
“Asset impairments” during the first nine months of 2024 consists primarily of asset impairment charges related to the closures of the Sumner Mill and the Kilkis Mill, both part of the Industrial Paper Packaging segment, and the exit of a small metal canning lid business within Metal Packaging, part of the Consumer Packaging segment.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

“Other costs” during the first nine months of 2024 consists primarily of equipment removal, utilities, plant security, property taxes, insurance and environmental remediation costs related to the closure of the Sumner Mill, and ongoing facility carrying costs of previously announced plant closures.
The Company expects to pay the majority of the remaining restructuring reserves by the end of 2024 using cash generated from operations. The Company also expects to recognize future additional charges totaling approximately $3,700 in connection with previously announced restructuring actions and believes that the majority of these charges will be incurred and paid by the end of 2024. The Company continually evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions are likely to be undertaken.

Note 6: Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive loss and the changes in the balances of each component of accumulated other comprehensive loss, net of tax as applicable, for the nine-month periods ended September 29, 2024 and October 1, 2023:

	Foreign Currency Items	Defined Benefit Pension Items	Cash Flow Hedges	Accumulated Other Comprehensive Loss

Balance at December 31, 2023	$(267,578)	$(99,627)	$943	$(366,262)
Other comprehensive (loss) before reclassifications	(20,387)	(253)	(1,499)	(22,139)
Amounts reclassified from accumulated other comprehensive loss to net income	2,913	3,411	67	6,391
Other comprehensive (loss)/income	(17,474)	3,158	(1,432)	(15,748)
Balance at September 29, 2024	$(285,052)	$(96,469)	$(489)	$(382,010)

Balance at December 31, 2022	$(338,316)	$(90,973)	$(794)	$(430,083)
Other comprehensive income/(loss) before reclassifications	3,168	(4,045)	5,111	4,234
Amounts reclassified from accumulated other comprehensive loss to net income	2,033	6,599	(3,193)	5,439
Amounts reclassified from accumulated other comprehensive loss to property, plant, and equipment	—	—	300	300
Other comprehensive income	5,201	2,554	2,218	9,973
Balance at October 1, 2023	$(333,115)	$(88,419)	$1,424	$(420,110)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the effects on net income of significant amounts reclassified from each component of accumulated other comprehensive loss for the three- and nine-month periods ended September 29, 2024 and October 1, 2023:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended		Nine Months Ended
Details about Accumulated Other Comprehensive Loss Components	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023	Affected Line Item in the Condensed Consolidated Statements of Income
Foreign currency items
Loss on RTS Packaging investment(a)	$—	$(2,033)	$—	$(2,033)	Other income, net
Currency translation adjustment loss on Protexic sale(a)	—	—	(2,913)	—	(Loss)/Gain on divestiture of business and other assets
	—	(2,033)	(2,913)	(2,033)	Net income
Gains/(losses) on cash flow hedges
Foreign exchange contracts(b)	(513)	3,195	153	6,772	Net sales
Foreign exchange contracts(b)	(86)	(1,180)	(225)	(2,552)	Cost of sales
Commodity contracts(b)	(21)	—	(21)	(32)	Cost of sales
	(620)	2,015	(93)	4,188	Income before income taxes
Income tax impact	185	(558)	26	(995)	Provision for income taxes
	(435)	1,457	(67)	3,193	Net income
Defined benefit pension items
Pension-related loss upon purchase of remaining ownership interest in RTS Packaging joint venture(a)	—	(4,756)	—	(4,756)	Other income, net
Effect of settlement loss(c)	(18)	(16)	(529)	(765)	Non-operating pension costs
Amortization of defined benefit pension items(c)	(1,198)	(1,103)	(3,627)	(3,306)	Non-operating pension costs
	(1,216)	(5,875)	(4,156)	(8,827)	Income before income taxes
Income tax impact	108	1,478	745	2,228	Provision for income taxes
	(1,108)	(4,397)	(3,411)	(6,599)	Net income
Total reclassifications for the period	$(1,543)	$(4,973)	$(6,391)	$(5,439)	Net income

(a) See Note 3 for additional details.
(b) See Note 10 for additional details.
(c) See Note 12 for additional details.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the before and after tax amounts for the various components of other comprehensive income/(loss) for the three-month periods ended September 29, 2024 and October 1, 2023:

	Three Months Ended September 29, 2024			Three Months Ended October 1, 2023
	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Foreign currency items:
Net other comprehensive income/(loss) from foreign currency items	$30,458	$4,753	$35,211	$(50,389)	$—	$(50,389)
Amounts reclassified from accumulated other comprehensive loss to net income(a)	—	—	—	2,033	—	2,033
Net other comprehensive income/(loss) from foreign currency items	30,458	4,753	35,211	(48,356)	—	(48,356)
Defined benefit pension items:
Other comprehensive (loss)/income before reclassifications	(82)	10	(72)	(1,137)	141	(996)
Amounts reclassified from accumulated other comprehensive loss to net income(b)	1,216	(108)	1,108	5,875	(1,478)	4,397
Net other comprehensive income/(loss) from defined benefit pension items	1,134	(98)	1,036	4,738	(1,337)	3,401
Gains and losses on cash flow hedges:
Other comprehensive (loss)/income before reclassifications(c)	(465)	90	(375)	(369)	102	(267)
Amounts reclassified from accumulated other comprehensive loss to net income(c)	620	(185)	435	(2,015)	558	(1,457)
Net other comprehensive income/(loss) from cash flow hedges	155	(95)	60	(2,384)	660	(1,724)
Other comprehensive income/(loss)	$31,747	$4,560	$36,307	$(46,002)	$(677)	$(46,679)

(a) See Note 3 for additional details.
(b) See Note 12 for additional details.
(c) See Note 10 for additional details.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the before and after tax amounts for the various components of other comprehensive income/(loss) for the nine-month periods ended September 29, 2024 and October 1, 2023:

	Nine Months Ended September 29, 2024			Nine Months Ended October 1, 2023
	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Foreign currency items:
Net other comprehensive (loss)/income from foreign currency items	$(21,610)	$1,223	$(20,387)	$3,168	$—	$3,168
Amounts reclassified from accumulated other comprehensive loss to net income(a)	2,913	—	2,913	2,033	—	2,033
Net other comprehensive (loss)/income from foreign currency items	(18,697)	1,223	(17,474)	5,201	—	5,201
Defined benefit pension items:
Other comprehensive (loss)/income before reclassifications	(287)	34	(253)	(5,586)	1,541	(4,045)
Amounts reclassified from accumulated other comprehensive loss to net income(b)	4,156	(745)	3,411	8,827	(2,228)	6,599
Net other comprehensive income/(loss) from defined benefit pension items	3,869	(711)	3,158	3,241	(687)	2,554
Gains and losses on cash flow hedges:
Other comprehensive (loss)/income before reclassifications(c)	(2,073)	574	(1,499)	6,511	(1,400)	5,111
Amounts reclassified from accumulated other comprehensive loss to net income(c)	93	(26)	67	(4,188)	995	(3,193)
Amounts reclassified from accumulated other comprehensive loss to property, plant and equipment(c)	—	—	—	401	(101)	300
Net other comprehensive (loss)/income from cash flow hedges	(1,980)	548	(1,432)	2,724	(506)	2,218
Other comprehensive (loss)/income	$(16,808)	$1,060	$(15,748)	$11,166	$(1,193)	$9,973

(a) See Note 3 for additional details.
(b) See Note 12 for additional details.
(c) See Note 10 for additional details.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 7: Goodwill and Other Intangible Assets
Goodwill
A summary of the changes in goodwill for the nine-month period ended September 29, 2024 is as follows:

	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Goodwill at December 31, 2023	$1,056,241	$506,406	$248,007	$1,810,654
Divestitures	—	—	(16,559)	(16,559)
Foreign currency translation	(371)	(5,578)	275	(5,674)
Measurement period adjustments	(7,454)	—	—	(7,454)
Goodwill at September 29, 2024	$1,048,416	$500,828	$231,723	$1,780,967
Goodwill activity reflected under the caption “Divestitures” relates to the April 2024 divestiture of Protexic. See Note 3 for additional information. Goodwill activity reflected under the caption “Measurement period adjustments” relates to the prior year acquisition of Inapel. See Note 3 for additional information.
The Company assesses goodwill for impairment annually during the third quarter, or from time to time when warranted by the facts and circumstances surrounding individual reporting units or the Company as a whole. The Company completed its most recent annual goodwill impairment testing during the third quarter of 2024 and analyzed certain qualitative and quantitative factors in determining whether a goodwill impairment existed. The Company’s assessments reflected a number of significant management assumptions and estimates including the Company’s forecast of sales growth, gross profit margins, and discount rates. Changes in these assumptions could materially impact the Company’s conclusions. Based on its assessments, the Company concluded that there was no impairment of goodwill for any of its reporting units.
Although no reporting units failed the annual impairment test, in management’s opinion, the goodwill balances of the Plastics-Medical, Plastics-Food, and Metal Packaging reporting units are individually at risk of impairment in the near term if each reporting unit’s operation does not perform in line with management’s expectations, or if there is a negative change in the long-term financial outlook for each reporting unit or in other factors such as the particular discount rates used. In the case of Metal Packaging, the lower differential between the fair value and carrying value of the reporting unit is due to the acquisition of Ball Metalpack Holding, LLC in 2022, at which time the majority of assets and liabilities acquired were recorded at fair value. At September 29, 2024, the total goodwill associated with the Plastics-Medical, Plastics-Food, and Metal Packaging reporting units was $64,881, $198,807, and $384,315, respectively.
In the annual goodwill impairment analysis completed during the third quarter of 2024, projected future cash flows for the Plastics-Medical, Plastics-Food, and Metal Packaging reporting units were discounted at 11.5%, 10.5%, and 11.0%, respectively, and their estimated fair values were determined to exceed their individual carrying values by approximately 18.7%, 18.9%, and 12.6%, respectively. Based on the discounted cash flow model and holding other valuation assumptions constant, the discount rates for the Plastics-Medical, Plastics-Food and Metal Packaging reporting units would have to increase to 13.8%, 12.4%, and 12.1%, respectively, in order for the estimated fair values of the reporting units to fall below carrying values.
During the time subsequent to the annual evaluation, and at September 29, 2024, the Company considered whether any events and/or changes in circumstances had resulted in the likelihood that the goodwill of any of its reporting units may have been impaired. It is management’s opinion that no such events and/or changes in circumstances have occurred.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Other Intangible Assets
A summary of other intangible assets as of September 29, 2024 and December 31, 2023 is as follows:

	September 29, 2024	December 31, 2023
Other Intangible Assets, gross:
Patents	$29,305	$29,304
Customer lists	1,228,536	1,282,689
Trade names	41,896	41,836
Proprietary technology	56,862	56,857
Other	6,703	6,916
Total Other Intangible Assets, gross	$1,363,302	$1,417,602

Accumulated Amortization:
Patents	$(20,755)	$(19,549)
Customer lists	(499,376)	(493,778)
Trade names	(22,949)	(18,845)
Proprietary technology	(31,919)	(29,013)
Other	(2,687)	(2,747)
Total Accumulated Amortization	(577,686)	(563,932)
Other Intangible Assets, net	$785,616	$853,670
“Total Other Intangibles Assets, gross” and “Total Accumulated Amortization” were both reduced by $54,860 during the first nine months of 2024 as a result of the divestiture of Protexic in April 2024. These fully amortized intangible assets consisted primarily of customer lists. See Note 3 for additional information.
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
Aggregate amortization expense was $22,645 and $21,379 for the three-month periods ended September 29, 2024 and October 1, 2023, respectively, and $68,095 and $63,082 for the nine-month periods ended September 29, 2024 and October 1, 2023, respectively. Amortization expense on other intangible assets is expected to total approximately $90,200 in 2024, $78,600 in 2025, $74,800 in 2026, $73,800 in 2027 and $73,000 in 2028.

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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth the balance sheet location and values of the Company’s SCF Program obligations at September 29, 2024 and December 31, 2023:

Balance Sheet Line Item	September 29, 2024	December 31, 2023
Payable to suppliers(a)	$48,035	$35,847
(a) The payment of these obligations is included in net cash provided by operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.

Note 9: Debt
Details of the Company’s debt at September 29, 2024 and December 31, 2023 are as follows:

	September 29, 2024	December 31, 2023
Commercial paper	$33,983	$—
Syndicated term loan due August 2028	497,510	572,025
1.800% notes due February 2025	399,734	399,149
4.450% notes due September 2026	496,358	—
2.250% notes due February 2027	298,800	298,421
4.600% notes due September 2029	594,184	—
3.125% notes due May 2030	596,812	596,480
2.850% notes due February 2032	496,169	495,785
5.000% notes due September 2034	689,490	—
5.750% notes due November 2040	536,274	536,246
Other foreign denominated debt	68,100	78,800
Finance lease obligations	84,220	88,994
Other debt	10,514	17,100
Total debt	4,802,148	3,083,000
Less current portion and short-term notes	(481,706)	(47,132)
Long-term debt	$4,320,442	$3,035,868
On May 3, 2024, the Company entered into an Amended and Restated Credit Agreement (the “Agreement”) to extend the maturity and make certain other changes to the terms under the Company’s existing five-year credit agreement dated June 21, 2021. The Agreement increases the commitments under the Company’s revolving credit facility by $350,000 to $1,250,000 and extends the maturity date to May 3, 2029. The Company also increased its $500,000 commercial paper program by $750,000 to $1,250,000. The commercial paper program will continue to be supported by the revolving credit facility. At September 29, 2024, the Company had $33,983 in commercial paper balances outstanding; accordingly, the committed capacity available for drawdown under its revolving credit facility at September 29, 2024 was $1,216,017.
On July 12, 2024, the Company entered into a credit agreement with the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (the “Term Credit Agreement”). The Term Credit Agreement provides the Company with the ability to borrow up to $700,000 on an unsecured basis (the “Term Loan Facility”) to finance a portion of the cash consideration for the Company’s pending acquisition of Eviosys. Funding of the Term Loan Facility is expected to take place substantially concurrently with the closing of the acquisition of Eviosys. Borrowings under the Term Loan Facility, net of any prepayments, will become payable in full on the second anniversary of the Funding Date (as defined in the Term Credit Agreement) and will bear interest at a fluctuating rate per annum equal to, at the Company’s option, (i) the forward-looking Secured Overnight Financing Rate term rate (such borrowings, “Term SOFR Loans”), (ii) a base rate, or (iii) a combination thereof, plus, in each case, an applicable margin calculated based on the Company’s credit ratings and, in the of case of Term SOFR Loans, an adjustment of 10 basis points. As of September 29, 2024, no draws have been made under the Term Loan Facility.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

On September 16, 2024, the Company entered into a credit agreement with the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (the “364-Day Term Credit Agreement”). The 364-Day Term Credit Agreement provides the Company with the ability to borrow up to $1,500,000 on an unsecured basis (the “364-Day Term Loan Facility”) to finance a portion of the cash consideration for the Company’s pending acquisition of Eviosys. Funding of the 364-Day Term Loan Facility is expected to take place substantially concurrently with the closing of the Eviosys acquisition. Borrowings under the 364-Day Term Loan Facility will bear interest under the same terms as the Term Loan Facility and will become payable in full 364 days following the funding date.
On September 19, 2024, the Company completed a registered public offering of senior unsecured notes (the “Notes”) in a combined aggregate principal amount of $1,800,000. The Notes consisted of the following:

	Principal Amount	Issuance Costs and Discounts	Net Proceeds	Interest Rate	Maturity

2026 Notes	$500,000	(3,697)	$496,303	4.450%	September 1, 2026
2029 Notes	600,000	(5,851)	594,149	4.600%	September 1, 2029
2034 Notes	700,000	(10,542)	689,458	5.000%	September 1, 2034
Total	$1,800,000	$(20,090)	$1,779,910
The Company intends to use an amount equal to the net proceeds from the offering of the Notes, together with borrowings under its Term Loan Facility and 364-Day Term Loan Facility and, if needed, cash on hand or additional borrowings under its existing revolving credit facility, to fund the cash consideration payable by the Company in connection with the Company’s pending acquisition of Eviosys and to pay related fees and expenses.
In conjunction with the announcement of the acquisition of Eviosys, the Company entered into a commitment letter with certain financial institutions that provided for a 364-day senior unsecured bridge term loan facility (the “Bridge Loan Facility”) on June 22, 2024 in an aggregate amount of up to $4,000,000 to secure funding of the acquisition. As a result of obtaining financing for the Eviosys acquisition through the Term Loan Facility, the 364-Day Term Loan Facility, and the Notes, the Company terminated the commitments under the Bridge Loan Facility and the related commitment letter effective September 19, 2024. Fees related to the Bridge Loan Facility of $18,578 and $19,000 were amortized to interest expense during the three- and nine-month periods ended September 29, 2024.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenants currently require the Company to maintain a minimum level of interest coverage and a minimum level of net worth, as defined in the agreements. As of September 29, 2024, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.

Note 10: Financial Instruments and Derivatives
The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments for which the carrying amount differs from the fair value.

	September 29, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, net of current portion	$4,320,442	$4,255,117	$3,035,868	$2,890,009

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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Cash Flow Hedges
At September 29, 2024 and December 31, 2023, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. These contracts, which have maturities ranging from July 2024 to December 2024, qualify as cash flow hedges under U.S. generally accepted accounting principles (“GAAP”). For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item. Cash flows from derivative financial instruments designated as cash flow hedges are classified as cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.
Commodity Cash Flow Hedges
Certain derivative contracts entered into to manage the cost of anticipated purchases of natural gas and aluminum have been designated by the Company as cash flow hedges. At September 29, 2024, these contracts included natural gas swaps covering approximately 20 thousand metric million British thermal units (“MMBTUs”). These contracts represented approximately 0.9% of anticipated usage in North America for the remainder of 2024. The Company also has certain natural gas hedges that it does not treat as cash flow hedges. See “Non-Designated Derivatives” below for a discussion of these hedges. At September 29, 2024, the Company had also designated swap contracts covering 133 metric tons of aluminum as cash flow hedges. The fair value of the Company’s commodity cash flow hedges netted to loss positions of $(4) and $(41) at September 29, 2024 and December 31, 2023, respectively. The amount of the loss included in accumulated other comprehensive loss at September 29, 2024 expected to be reclassified to the income statement during the next twelve months is $(4).
Foreign Currency Cash Flow Hedges
The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales and purchases expected to occur in 2024 and 2025. The net positions of these contracts at September 29, 2024 were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	purchase	5,942,202
Mexican peso	purchase	140,315
Polish zloty	purchase	32,938
Danish krone	purchase	11,593
Swedish krona	sell	(2,124)
Czech koruna	purchase	25,869
Canadian dollar	purchase	8,239
Euro	purchase	593
Turkish lira	purchase	11,092
Brazilian real	purchase	13,088
British pound	sell	(331)
The fair value of foreign currency cash flow hedges related to forecasted sales and purchases netted to a loss position of $(654) and a gain position of $1,502 at September 29, 2024 and December 31, 2023, respectively. Losses of $(654) are expected to be reclassified from accumulated other comprehensive income to the income statement during the next twelve months.

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
The fair value of the Company’s net investment hedges were loss positions of $(18,941) and $(5,073) at September 29, 2024 and December 31, 2023, respectively. Translation losses of $14,111 (net of income taxes of $4,830) and $3,779 (net of income taxes of $1,294) were reported as components of “Accumulated other comprehensive loss” within “Foreign currency items” at September 29, 2024 and December 31, 2023, respectively.
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
Foreign Currency Hedges
The Company routinely enters into forward contracts or swaps to economically hedge the currency exposure of intercompany debt and foreign currency denominated receivables and payables. The net currency positions of these non-designated contracts at September 29, 2024, were as follows (in thousands):

Currency	Action	Quantity
Colombian peso	purchase	64,773,834
Mexican peso	purchase	364,260
Canadian dollar	purchase	6,979
Thai baht	sell	(11,455)
Commodity Hedges
The Company has entered into non-designated derivative contracts to manage the cost of anticipated purchases of natural gas. At September 29, 2024, these contracts consisted of natural gas swaps covering approximately 7.3 million MMBTUs and represented approximately 92% and 74% of anticipated usage for the remainder of 2024 and 2025, respectively.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Interest Rate Hedges
In anticipation of the offering of the Notes, the Company entered into treasury lock derivative instruments with eleven banks, with a total notional principal amount of $900,000, on August 29, 2024. These instruments had the risk management objective of reducing the Company’s exposure to increases in the underlying Treasury index up to the date of pricing of the Notes. The derivatives were settled when the Notes priced on September 17, 2024, with the Company recognizing a loss on the settlement of $(11,088). The loss is included in “Interest expense” in the Company’s Condensed Consolidated Statements of Income for the three- and nine-month periods ended September 29, 2024.
The fair value of the Company’s non-designated derivatives position was a loss of $(3,183) and $(6,790) at September 29, 2024 and December 31, 2023, respectively.
The following table sets forth the location and fair values of the Company’s derivative instruments at September 29, 2024 and December 31, 2023:

Description	Balance Sheet Location	September 29, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$32	$67
Commodity Contracts	Accrued expenses and other	(36)	(108)
Foreign Exchange Contracts	Prepaid expenses	480	2,525
Foreign Exchange Contracts	Accrued expenses and other	(1,134)	(1,024)
Net Investment Hedge	Prepaid expense	4,836	5,567
Net Investment Hedge	Other liabilities	(23,777)	(10,640)
Derivatives not designated as hedging instruments:
Commodity Contracts	Prepaid expenses	99	12
Commodity Contracts	Other assets	346	—
Commodity Contracts	Accrued expenses and other	(3,265)	(6,782)
Commodity Contracts	Other liabilities	(33)	—
Foreign Exchange Contracts	Prepaid expenses	52	130
Foreign Exchange Contracts	Accrued expenses and other	(382)	(159)
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following tables set forth the effect of the Company’s derivative instruments on financial performance for the three-month periods ended September 29, 2024 and October 1, 2023, excluding the amount of foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to the carrying value of the capitalized expenditures:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income
Derivatives in Cash Flow Hedging Relationships:
Three-month period ended September 29, 2024
Foreign Exchange Contracts	$(444)	Net sales	$(513)
		Cost of sales	(86)
Commodity Contracts	(21)	Cost of sales	(21)

Three-month period ended October 1, 2023
Foreign Exchange Contracts	$(509)	Net sales	$3,195
		Cost of sales	(1,180)
Commodity Contracts	140	Cost of sales	—

Description	Gain or (Loss) Recognized	Location of Gain or (Loss) Recognized in Income Statement
Derivatives not Designated as Hedging Instruments:
Three-month period ended September 29, 2024
Commodity Contracts	$(1,377)	Cost of sales
Foreign Exchange Contracts	(1,573)	Selling, general and administrative
Three-month period ended October 1, 2023
Commodity Contracts	$(2,118)	Cost of sales
Foreign Exchange Contracts	579	Selling, general and administrative

	Three-month period ended September 29, 2024		Three-month period ended October 1, 2023
Description	Revenue	Cost of sales	Revenue	Cost of sales
Total amount of income and expense line items presented in the Condensed Consolidated Statements of Income	$(513)	$(107)	$3,195	$(1,180)

Gain or (loss) on cash flow hedging relationships:
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into net income	$(513)	$(86)	$3,195	$(1,180)

Commodity contracts:
Amount of gain reclassified from accumulated other comprehensive loss into net income	$—	$(21)	$—	$—

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following tables set forth the effect of the Company’s derivative instruments on financial performance for the nine-month periods ended September 29, 2024 and October 1, 2023, excluding the amount of foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to the carrying value of the capitalized expenditures:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income
Derivatives in Cash Flow Hedging Relationships:
Nine-month period ended September 29, 2024
Foreign Exchange Contracts	$(2,094)	Net sales	$153
		Cost of sales	(225)
Commodity Contracts	16	Cost of sales	(21)

Nine-month period ended October 1, 2023
Foreign Exchange Contracts	$6,517	Net sales	$6,772
		Cost of sales	(2,552)
Commodity Contracts	(6)	Cost of sales	(32)

Description	Gain or (Loss) Recognized	Location of Gain or (Loss) Recognized in Income Statement
Derivatives not Designated as Hedging Instruments:
Nine-month period ended September 29, 2024
Commodity Contracts	$(3,465)	Cost of sales
Foreign Exchange Contracts	(4,039)	Selling, general and administrative
Nine-month period ended October 1, 2023
Commodity Contracts	$(13,635)	Cost of sales
Foreign Exchange Contracts	4,651	Selling, general and administrative

	Nine-month period ended September 29, 2024		Nine-month period ended October 1, 2023
Description	Revenue	Cost of sales	Revenue	Cost of sales
Total amount of income and expense line items presented in the Condensed Consolidated Statements of Income	$153	$(246)	$6,772	$(2,584)

Gain or (loss) on cash flow hedging relationships:
Foreign exchange contracts:
Amount of gain/(loss) reclassified from accumulated other comprehensive income into net income	$153	$(225)	$6,772	$(2,552)

Commodity contracts:
Amount of gain reclassified from accumulated other comprehensive income into net income	$—	$(21)	$—	$(32)

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
The following table sets forth information regarding the Company’s financial assets and financial liabilities, excluding retirement and postretirement plan assets, measured at fair value on a recurring basis:

Description	September 29, 2024	Assets measured at NAV	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(4)	$—	$—	$(4)	$—
Foreign exchange contracts	(654)	—	—	(654)	—
Net investment hedge	(18,941)	—	—	(18,941)	—
Non-hedge derivatives, net:
Commodity contracts	(2,853)	—	—	(2,853)	—
Foreign exchange contracts	(330)	—	—	(330)	—

Description	December 31, 2023	Assets measured at NAV	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(41)	$—	$—	$(41)	$—
Foreign exchange contracts	1,502	—	—	1,502	—
Net investment hedge	(5,073)	—	—	(5,073)	—
Non-hedge derivatives, net:
Commodity contracts	(6,770)	—	—	(6,770)	—
Foreign exchange contracts	(29)	—	—	(29)	—

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
None of the Company’s financial assets or liabilities are measured at fair value using significant unobservable inputs. There were no transfers in or out of Level 1 or Level 2 fair value measurements during the three- and nine-month periods ended September 29, 2024.
The Company has an investment in the preferred stock of a nonaffiliated private company. This investment is accounted for under the measurement alternative of cost less impairment, adjusted for any qualifying observable price changes on a non-recurring basis. Observable price changes would consist of Level 2 inputs based on privately negotiated transactions with the nonaffiliated company. The total investment in preferred stock of $21,212 is included in “Other assets” in the Company’s Condensed Consolidated Balance Sheet as of September 29, 2024.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The Company measures certain non-financial assets and non-financial liabilities at fair value on a non-recurring basis. See Note 3 for a discussion of assets acquired and liabilities assumed in acquisitions and sold in dispositions, and Note 5 for a discussion of asset impairments associated with restructuring activities. The fair value of assets determined based on third-party appraisals and classified as Level 3 measurements due to the use of significant unobservable inputs was not material at September 29, 2024 or December 31, 2023.

Note 12: Employee Benefit Plans
Retirement Plans and Retiree Health and Life Insurance Plans
The Company provides non-contributory defined benefit pension plans for certain of its employees in the United States, Mexico, Belgium, Germany, France, and Turkey. The Company also sponsors contributory defined benefit pension plans covering certain of its employees in the United Kingdom, Canada and the Netherlands, and provides postretirement healthcare and life insurance benefits to a limited number of its retirees and their dependents in the United States and Canada, based on certain age and/or service eligibility requirements.
The components of net periodic benefit cost/(income) include the following:

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Retirement Plans
Service cost	$1,233	$704	$2,523	$2,083
Interest cost	4,340	4,770	14,175	13,462
Expected return on plan assets	(2,740)	(2,515)	(8,312)	(7,257)
Amortization of prior service cost	220	223	660	669
Amortization of net actuarial loss	1,106	1,074	3,350	3,221
Effect of settlement loss	18	16	529	765
Net periodic benefit cost	$4,177	$4,272	$12,925	$12,943

Retiree Health and Life Insurance Plans
Service cost	$45	$57	$133	$172
Interest cost	228	127	685	383
Expected return on plan assets	(97)	(78)	(292)	(235)
Amortization of prior service cost	95	—	287	—
Amortization of net actuarial gain	(223)	(194)	(670)	(584)
Net periodic benefit cost/(income)	$48	$(88)	$143	$(264)
Settlement Charges
The Company recognized settlement charges of $529 and $765 during the nine-month periods ended September 29, 2024 and October 1, 2023, respectively. These charges resulted from payments made to certain participants in the Company’s non-union Canadian pension plan who elected a lump sum distribution option upon retirement.
Contributions
The Company made aggregate contributions of $14,680 and $10,311 to its defined benefit retirement and retiree health and life insurance plans during the nine-month periods ended September 29, 2024 and October 1, 2023, respectively. The Company expects to make additional aggregate contributions of approximately $6,050 to its defined benefit retirement and retiree health and life insurance plans over the remainder of 2024.
RTS Packaging Pension Plan
On September 8, 2023, the Company completed the acquisition of the remaining 65% ownership interest of the RTS Packaging joint venture, which included the assumption of the RTS Packaging Pension Plan (the “RTS Plan”). At the time of the acquisition, the RTS Plan had a projected benefit obligation of $43,547 and plan assets of $33,109, resulting in an unfunded pension obligation of $10,438.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Since the formation of the original joint venture, as a result of its 35% ownership interest, the Company had recognized a 35% share of actuarial gains and losses related to the RTS Plan in “Accumulated other comprehensive loss.” Upon the acquisition of the remaining 65% ownership interest in RTS Packaging, a pre-tax loss of $4,756 ($3,543 after tax) was reclassified out of “Accumulated other comprehensive loss” into earnings. The pre-tax loss is reflected in “Other income, net” in the Company’s Condensed Consolidated Statements of Income for the three- and nine-month periods ended October 1, 2023.
Note 13: Income Taxes
The Company’s effective tax rates for the three- and nine-month periods ended September 29, 2024 were 30.4% and 24.6%, respectively, and its rates for the three- and nine-month periods ended October 1, 2023 were 23.6% and 24.8%, respectively. The Company’s effective tax rates varied from the U.S. statutory rate due primarily to rate differences between U.S. and non-U.S. jurisdictions and the relative amounts earned in those jurisdictions, state income taxes, and discrete tax adjustments that were not consistent year over year.
The Company and/or its subsidiaries file federal, state and local income tax returns in the United States and various foreign jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years prior to 2017.
The Company’s reserve for uncertain tax benefits increased by $3,400 from December 31, 2023 to September 29, 2024 due primarily to an increase in reserves related to existing tax positions. The Company believes that it is reasonably possible that the amount reserved for unrecognized tax benefits at September 29, 2024 could increase by approximately $1,400 over the next twelve months. Although the Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental, management believes that any reasonably foreseeable outcomes related to these matters have been adequately provided for. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which earnings or deductions are realized may differ from current estimates. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly basis. The Company has operations and pays taxes in many countries outside of the U.S. and taxes on those earnings are subject to varying rates. The Company is not dependent upon the favorable benefit of any one jurisdiction to an extent that the loss of such benefit would have a material effect on the Company’s overall effective tax rate.
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
The Company completed the acquisitions of the remaining ownership interest in RTS Packaging and the Chattanooga Mill on September 8, 2023. The acquisitions included operating lease assets of $34,894 and operating lease liabilities of $34,604. For additional information about these acquisitions, see Note 3.
The Company completed the sale of Protexic on April 1, 2024. The divestiture included operating lease assets of $21,989 and operating lease liabilities of $22,396. For more information about this divestiture, see Note 3.
The following table sets forth the balance sheet location and aggregate values of the Company’s lease assets and lease liabilities at September 29, 2024 and December 31, 2023:

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Classification	Balance Sheet Location	September 29, 2024	December 31, 2023
Lease Assets
Operating lease assets	Right of Use Asset - Operating Leases	$314,611	$314,944
Finance lease assets	Other Assets	90,951	94,026
Total lease assets		$405,562	$408,970

Lease Liabilities
Current operating lease liabilities	Accrued expenses and other	$51,702	$54,803
Current finance lease liabilities	Notes payable and current portion of debt	23,986	18,791
Total current lease liabilities		75,688	73,594

Noncurrent operating lease liabilities	Noncurrent Operating Lease Liabilities	269,251	265,454
Noncurrent finance lease liabilities	Long-term Debt, Net of Current Portion	60,234	70,203
Total noncurrent lease liabilities		329,485	335,657

Total lease liabilities		$405,173	$409,251
Certain of the Company’s leases include variable costs. Variable costs include lease payments that were volume or usage-driven in accordance with the use of the underlying asset, and also non-lease components that were incurred based upon actual terms rather than contractually fixed amounts. In addition, variable costs are incurred for lease payments that are indexed to a change in rate or index. Because the right of use assets recorded on the balance sheet were determined based upon factors considered at the commencement date of the leases, subsequent changes in the rate or index that were not contemplated in the right of use asset balances recorded on the balance sheet for certain leases with rate or index-related terms result in variable expenses being incurred when paid during the lease term.
The following table sets forth the components of the Company’s total lease cost for the three- and nine-month periods ended September 29, 2024 and October 1, 2023:

		Three Months Ended		Nine Months Ended
Lease Cost		September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Operating lease cost	(a)	$14,653	$14,075	$44,242	$41,377
Finance lease cost:
Amortization of lease asset	(a)	3,640	3,468	10,558	10,187
Interest on lease liabilities	(b)	1,017	1,146	3,095	3,519
Variable lease cost	(a) (c)	11,691	9,525	34,719	30,198
Impairment charges		281	—	281	—
Total lease cost		$31,282	$28,214	$92,895	$85,281

(a) Production-related costs are included in “Cost of sales” and administrative costs are included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Income.
(b) Included in “Interest expense” in the Condensed Consolidated Statements of Income.
(c) Also includes short term lease costs, which are deemed immaterial.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth certain lease-related information for the nine-month periods ended September 29, 2024 and October 1, 2023:

	Nine Months Ended
	September 29, 2024	October 1, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$42,869	$41,406
Operating cash flows used by finance leases	$3,095	$3,519
Financing cash flows used by finance leases	$12,283	$12,359
Noncash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$51,008	$11,529
Leased assets obtained in exchange for new finance lease liabilities	$7,911	$5,783
Modification to leased assets for increase in operating lease liabilities	$12,072	$2,357
Modification to leased assets for increase in finance lease liabilities	$53	$12
Termination reclasses to decrease operating lease assets	$(6,628)	$(3,334)
Termination reclasses to decrease operating lease liabilities	$(7,011)	$(3,834)
Termination reclasses to decrease finance lease assets	$(184)	$—
Termination reclasses to decrease finance lease liabilities	$(186)	$(12)
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

	September 29, 2024	December 31, 2023
Contract Assets	$57,513	$54,334
Contract Liabilities	(26,841)	(24,973)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Significant changes in the contract assets and liabilities balances during the nine-month period ended September 29, 2024 and the year ended December 31, 2023 were as follows:

	September 29, 2024		December 31, 2023
	Contract Asset	Contract Liability	Contract Asset	Contract Liability
Beginning Balance	$54,334	$(24,973)	$56,008	$(22,423)
Acquired/sold as part of a business combination/divestiture	—	194	—	(1,436)
Revenue deferred or rebates accrued	—	(44,757)	—	(53,464)
Recognized as revenue		10,384		11,761
Rebates paid to customers	—	32,311	—	40,589
Increases due to rights to consideration for customer specific goods produced, but not billed during the period	57,513	—	54,334	—
Transferred to receivables from contract assets recognized at the beginning of the period and acquired as part of business combinations	(54,334)	—	(56,008)	—
Ending Balance	$57,513	$(26,841)	$54,334	$(24,973)

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
The following tables set forth information about revenue disaggregated by primary geographic regions for the three-month periods ended September 29, 2024 and October 1, 2023. The tables also include a reconciliation of disaggregated revenue with reportable segments. The Company’s reportable segments are aligned by product nature as disclosed in Note 16.

Three-month period ended September 29, 2024	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary Geographical Markets:
United States	$754,314	$355,492	$90,483	$1,200,289
Europe	114,943	91,138	15,952	222,033
Canada	32,969	22,969	—	55,938
Asia	25,492	55,888	572	81,952
Other	55,793	59,595	266	115,654
Total	$983,511	$585,082	$107,273	$1,675,866

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Three-month period ended October 1, 2023	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary Geographical Markets:
United States	$765,243	$335,136	$122,494	$1,222,873
Europe	119,511	91,175	14,941	225,627
Canada	29,268	24,866	—	54,134
Asia	24,828	59,284	628	84,740
Other	45,990	69,574	7,481	123,045
Total	$984,840	$580,035	$145,544	$1,710,419
The following tables set forth information about revenue disaggregated by primary geographic regions for the nine-month periods ended September 29, 2024 and October 1, 2023. The tables also include a reconciliation of disaggregated revenue with reportable segments.

Nine-month period ended September 29, 2024	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary Geographical Markets:
United States	$2,129,839	$1,073,073	$279,783	$3,482,695
Europe	337,435	285,266	44,970	667,671
Canada	99,166	73,155	—	172,321
Asia	75,886	166,774	1,284	243,944
Other	179,491	180,644	10,122	370,257
Total	$2,821,817	$1,778,912	$336,159	$4,936,888

Nine-month period ended October 1, 2023	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary Geographical Markets:
United States	$2,252,111	$1,035,849	$370,605	$3,658,565
Europe	358,183	300,145	51,001	709,329
Canada	89,860	76,029	—	165,889
Asia	73,430	173,903	1,322	248,655
Other	140,584	195,107	27,363	363,054
Total	$2,914,168	$1,781,033	$450,291	$5,145,492

Note 16: Segment Reporting
The Company’s operating and reporting structure consists of two reportable segments, Consumer Packaging and Industrial Paper Packaging, with all remaining businesses reported as All Other. Effective January 1, 2024, the Company integrated its flexible packaging and thermoformed packaging businesses within its Consumer Packaging segment in order to streamline operations, enhance customer service, and better position the business for accelerated growth. As a result, the Company changed its operating and reporting structure to reflect the way it now manages its operations, evaluates performance, and allocates resources. Accordingly, the Company’s consumer thermoformed businesses moved from the All Other group of businesses to the Consumer Packaging segment. The Company’s Industrial Paper Packaging segment was not affected by these changes. All prior year segment results presented below have been recast to conform to the new presentation. Also effective January 1, 2024, the Company began conducting its recycling operations, part of the Industrial Paper Packaging segment, as a procurement function. As a result, no recycling net sales were recorded and the margin from the operations reduced “Cost of sales” for the three- and nine-month periods ended September 29, 2024.

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
The following table sets forth net sales, intersegment sales, and segment operating profit. Segment operating profit is the measure of segment profit or loss reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance in accordance with ASC 280 - “Segment Reporting,” as prescribed by the FASB.

SEGMENT FINANCIAL INFORMATION
	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Net sales:
Consumer Packaging	$983,511	$984,840	$2,821,817	$2,914,168
Industrial Paper Packaging	585,082	580,035	1,778,912	1,781,033
Total reportable segments	1,568,593	1,564,875	4,600,729	4,695,201
All Other	107,273	145,544	336,159	450,291
Net Sales	$1,675,866	$1,710,419	$4,936,888	$5,145,492

Intersegment sales(1):
Consumer Packaging	$4,163	$2,756	$12,237	$7,127
Industrial Paper Packaging	26,678	3,032	81,982	77,163
Total reportable segments	30,841	5,788	94,219	84,290
All Other	1,875	1,740	5,525	6,374
Intersegment Sales	$32,716	$7,528	$99,744	$90,664

Segment operating profit(2):
Consumer Packaging	$123,021	$116,800	$328,190	$314,408
Industrial Paper Packaging	70,206	75,006	203,008	256,413
Segment operating profit	$193,227	$191,806	$531,198	$570,821
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth the reconciliation of segment operating profit to “Income before income taxes” for the periods presented.

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Segment operating profit	$193,227	$191,806	$531,198	$570,821
All Other operating profit	17,440	20,740	48,430	66,085
Corporate
Restructuring/Asset impairment charges	(8,190)	(18,110)	(59,058)	(52,981)
Amortization of acquisition intangibles	(22,645)	(21,379)	(68,095)	(63,082)
(Loss)/Gain on divestiture of business and other assets	(31,770)	(537)	(27,292)	78,844
Acquisition, integration and divestiture-related costs(4)	(19,623)	(12,472)	(47,553)	(22,192)
Changes in LIFO inventory reserves	(790)	3,186	197	10,186
Net gains from derivatives	210	3,308	3,981	1,513
Other operating income/(charges), net(3)	273	(3,605)	(851)	(8,750)
Operating profit	128,132	162,937	380,957	580,444
Other income, net	—	36,943	5,867	36,943
Non-operating pension costs	(2,947)	(3,424)	(10,412)	(10,424)
Interest expense (4)	(61,643)	(32,847)	(122,503)	(101,363)
Interest income	6,014	3,173	13,127	6,679
Income before income taxes	$69,556	$166,782	$267,036	$512,279
(3) Primarily consists of consulting and professional fees in 2023.
(4) Interest expense includes losses on treasury lock derivative instruments and amortization of financing fees totaling $30,181 for the three- and nine-month periods ended September 29, 2024, respectively, related to debt instruments associated with the financing of the pending Eviosys acquisition.

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
Spartanburg
In connection with its acquisition of Tegrant in November 2011, the Company identified potential environmental contamination at a site in Spartanburg, South Carolina. Since the acquisition, the Company has spent a total of $2,257 on remediation of the Spartanburg site. At September 29, 2024 and December 31, 2023, the Company’s accrual for environmental contingencies related to the Spartanburg site totaled $5,143 and $5,259, respectively.
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Other environmental matters
The Company has been named as a potentially responsible party at several other environmentally contaminated sites. All of the sites are also the responsibility of other parties. The potential remediation liabilities are shared with such other parties, and, in most cases, the Company’s share, if any, cannot be reasonably estimated at the current time. However, the Company does not believe that the resolution of these matters has a reasonable possibility of having a material adverse effect on the Company’s financial statements. At September 29, 2024 and December 31, 2023, the Company’s accrual for these other sites totaled $1,730 and $1,992, respectively.
Summary
As of September 29, 2024 and December 31, 2023, the Company and its subsidiaries had accrued $6,873 and $7,251, respectively, related to environmental contingencies. These accruals are included in “Accrued expenses and other” in the Company’s Condensed Consolidated Balance Sheets.
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

FORWARD LOOKING STATEMENTS
Statements included in this Quarterly Report on Form 10-Q that are not historical in nature, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, Sonoco Products Company (the “Company” or “Sonoco”) and its representatives may from time to time make other oral or written statements that are also “forward-looking statements.” Words such as “anticipate,” “assume,” “believe,” “can,” “consider,” “continue,” “could,” “develop,” “estimate,” “expect,” “forecast,” “future,” “goal,” “guidance,” “intend,” “is designed to,” “likely,” “maintain,” “may,” “might,” “objective,” “ongoing,” “opportunity,” “outlook,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “strategy,” “will,” “would,” or the negative thereof, and similar expressions identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding:
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
•the Company’s proposed acquisition of Titan Holdings I B.V. (“Eviosys”), including the satisfaction of conditions precedent thereto and the anticipated timing and financing thereof, and the anticipated benefits of the acquisition, including with respect to market leadership, strategic alignment, customer relationships, sustainability, innovation and cost synergies;
•effects and timing of, and anticipated costs, synergies and gains resulting from our other contemplated, pending and completed acquisitions and divestitures, including the Company’s acquisitions of Ball Metalpack Holding, LLC, renamed Sonoco Metal Packaging, the remaining ownership interest in RTS Packaging, LLC (“RTS Packaging”), a paper mill in Chattanooga, Tennessee (the “Chattanooga Mill”), and Inapel Embalagens Ltda. (“Inapel”), the Company’s sale of its Sonoco Sustainability Solutions (“S3”) business, its U.S. and Mexico BulkSak businesses, its South Carolina timberland properties, and its Protective Solutions business (“Protexic”), the pending sale of two of its production facilities in China, and the potential divestitures of the Company’s ThermoSafe and thermoformed and flexible packaging (“TFP”) businesses;
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

Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management. Such information includes, without limitation, discussions as to guidance and other estimates, perceived opportunities, expectations, beliefs, plans, strategies, goals and objectives concerning our future financial and operating performance. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. Such risks, uncertainties and assumptions include, without limitation:
•ability to manage the mix of business and execute on the Company’s portfolio simplification strategy, including with respect to divestitures such as the potential divestitures of its ThermoSafe and TFP businesses;
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
•availability, transportation and pricing of raw materials, energy and transportation, including the impact of potential changes in tariffs or sanctions and escalating trade wars, and the impact of war, general regional instability and other geopolitical tensions (such as the ongoing conflict between Russia and Ukraine as well as the economic sanctions related thereto, and the ongoing conflicts in the Middle East), and the Company’s ability to pass raw material, energy and transportation price increases and surcharges through to customers or otherwise manage these commodity pricing risks;
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
•economic disruptions resulting from war and other geopolitical tensions (such as the ongoing military conflict between Russia and Ukraine and the ongoing conflict in Israel and Gaza), public health events, terrorist activities, and natural disasters; and
•inflation and the activities and operations in highly inflationary economies.
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

SONOCO PRODUCTS COMPANY

COMPANY OVERVIEW
Sonoco is a multi-billion dollar global designer, developer, and manufacturer of a variety of highly-engineered and sustainable packaging products serving multiple end markets. As of September 29, 2024, the Company had more than 300 locations in 33 countries, serving some of the world’s best-known brands in some 85 nations. The Company’s operating and reporting structure consists of two reportable segments, Consumer Packaging and Industrial Paper Packaging, with all remaining businesses reported as All Other.
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
Sonoco’s goal is to increase its long-term profitability and return capital to its shareholders. Over the past several years, the Company has simplified its business portfolio around fewer, bigger businesses, which has reduced operating complexity and improved agility. For example, in June 2024, the Company announced it had entered into an agreement to acquire all of the issued and outstanding equity interests in Eviosys, a leading European manufacturer of food cans, ends and closures, for approximately €3.6 billion (approximately $3.9 billion). The transaction is expected to expand Sonoco’s global leadership in metal food can and aerosol packaging and to facilitate Sonoco’s ability to partner with customers and advance innovation and sustainability in metal packaging offerings. In addition, in September 2023, the Company acquired the remaining ownership interest in RTS Packaging from joint venture partner WestRock Company, to further strengthen and expand the Company’s 100% recycled fiber-based packaging solutions. In addition, the Company acquired Inapel in December 2023, significantly expanding its presence in the flexibles packaging services market in Latin America.
Sonoco’s portfolio transformation strategy also includes significant divestitures. For example, in September 2024, the Company entered into agreements to divest two of its production facilities in China. In April 2024, Sonoco completed the divestiture of Protexic, which manufactured molded expanded polypropylene and expanded polystyrene foam components serving the automotive, electronics, appliances, and other markets. In 2023, the Company completed the divestitures of its U.S. and Mexico Bulksak businesses, which consisted of the manufacture and distribution of flexible intermediate bulk containers, plastic and fiber pallets, and custom fit liners, and its S3 business, which provided customized waste and recycling management programs.
In addition to the completed divestitures discussed above, the Company has initiated reviews of strategic alternatives for ThermoSafe, its leading temperature assured packaging business, and TFP, its leading thermoformed and flexible packaging business (together, the “Potential Divestitures”). On a standalone basis, ThermoSafe, which is part of the All Other group of businesses, had revenue of $283 million in 2023. On a standalone basis, TFP, which was formed by integrating the Company’s flexible packaging and thermoforming packaging businesses within the Consumer Packaging segment effective as of January 1, 2024, had revenue of $1.3 billion in 2023. The Company expects to complete its review of strategic alternatives for TFP in the fourth quarter of 2024 and to complete its review of strategic alternatives for ThermoSafe by the end of the third quarter of 2025. The Company intends to use the net proceeds from the Potential Divestitures, if completed, to reduce its indebtedness if the pending Eviosys acquisition closes, or to pursue other strategic initiatives if the pending Eviosys acquisition does not close.
The Company believes that these completed and potential divestitures will enable greater strategic clarity and operational focus while also generating proceeds to fund deleveraging and capital investments in core businesses.
The Company is focused on efficient capital deployment into these larger, core business units to improve economic returns and improve integration effectiveness and speed for acquired strategic assets. In parallel, Sonoco has continued to work on commercial, operational, and supply chain excellence programs intended to shift the mix of our business towards higher-valued products and increase overall productivity from procurement savings, production efficiencies, and fixed cost reduction initiatives, as well as strategic pricing initiatives intended to better capture input costs and the value of the services provided.
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

SONOCO PRODUCTS COMPANY
thermoformed businesses moved from the All Other group of businesses to the Consumer Packaging segment. Also effective January 1, 2024, the Company began conducting its recycling operations, part of the Industrial Paper Packaging segment, as a procurement function. As a result, no recycling net sales are recorded and the margin from the Company’s recycling operations reduces “Cost of sales.”
RESULTS OF OPERATIONS
The Company’s financial statements are prepared in conformity with generally accepted accounting principles (“GAAP”). Sonoco’s management considers a variety of both GAAP and non-GAAP financial and operating measures in assessing the Company’s financial performance. The key GAAP measures used are net sales, operating profit, gross profit margin, net income attributable to Sonoco and diluted earnings per share. The key non-GAAP measures used are Adjusted operating profit, Adjusted net income attributable to Sonoco, Adjusted diluted earnings per share, Adjusted EBITDA and Adjusted EBITDA margin. For information about the Company’s use of non-GAAP measures and reconciliations of these measures to the most directly comparable GAAP measures see “Non-GAAP Financial Measures” below.
Third Quarter 2024 Compared with Third Quarter 2023
The following discussion provides a review of results for the three-month period ended September 29, 2024 versus the three-month period ended October 1, 2023.
Overview
Net sales for the third quarter of 2024 declined by $34.6 million or 2.0%, to $1.68 billion, compared to $1.71 billion in the same period last year. The decline was primarily driven by the absence of $39.5 million sales related to the Protexic divestiture in April 2024, the absence of $32.6 million sales related to the closure of a thermoformed food packaging plant in November 2023, lower sales of $20.6 million resulting from the accounting for the Company’s recycling operations as a procurement function effective January 1, 2024, and lower selling prices of $16.8 million. Partially offsetting these decreases were increases in overall volumes, including net sales from acquisitions, of $76.0 million over the prior-year period.
GAAP operating profit for the third quarter of 2024 was $128.1 million, a decrease of 21.4% from the $162.9 million reported in the third quarter of 2023. The decrease in GAAP operating profit was primarily due to lower net sales of $52.0 million and a $30.0 million loss on the pending sale of two production facilities in China, partially offset by decreased manufacturing expenses of $56.7 million. Adjusted Operating Profit for the third quarter of 2024 was $210.7 million, a decrease of 0.9% from the $212.5 million reported for the same period in 2023.
GAAP net income attributable to Sonoco for the third quarter of 2024 decreased to $50.9 million, or $0.51 per diluted share, compared to $130.7 million, or $1.32 per diluted share, for the same period of 2023. This decrease was primarily due to a decrease in GAAP operating profit as described above, the absence of a $44.0 million gain from the step-up to fair value of the Company’s 35% ownership interest in RTS Packaging upon acquiring the remaining 65% ownership interest in September 2023, and additional interest expense of $26.0 million primarily related to the financing of the pending Eviosys acquisition. These decreases were partially offset by a reduction in income tax expense of $18.2 million. Adjusted net income attributable to Sonoco and Adjusted diluted earnings per share for the third quarter of 2024 were $147.9 million ($1.49 per diluted share), compared with $144.9 million ($1.46 per diluted share) for the same period in 2023.

Costs and Expenses
Cost of goods sold decreased by $29.0 million, or 2.2%, in the third quarter of 2024 compared with the same period last year. The decrease was primarily driven by lower manufacturing expense and lower costs related to the sale of Protexic, partially offset by cost of sales related to the acquisitions of Inapel, the Chattanooga Mill and the remaining ownership interest in RTS Packaging, higher depreciation expense, and higher employee-related costs.
Gross profit decreased by $5.5 million, or 1.5%, in the third quarter of 2024 compared with the same period last year, primarily due to a decline in net sales. Gross profit as a percent of sales increased slightly to 21.4% from 21.3% in the prior-year quarter.
Selling, general and administrative costs increased by $8.0 million, or 4.4%, in the third quarter of 2024 compared with the same period last year, primarily due to higher year-over-year acquisition, integration and divestiture-related costs of $7.2 million and net incremental costs of $1.7 million associated with the prior year acquisitions of Inapel, the Chattanooga Mill, and the remaining ownership interest in RTS Packaging, and the current year divestiture of Protexic.

SONOCO PRODUCTS COMPANY
Restructuring/Asset impairment charges totaled $8.2 million in the third quarter of 2024, compared with $18.1 million during the same period last year. Additional information regarding restructuring and asset impairment charges is provided in Note 5 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Loss on divestiture of business and other assets of $31.8 million in the third quarter of 2024 primarily reflects a loss on the pending sale of two production facilities in China. Loss on divestiture of business and other assets of $0.5 million in the second quarter of 2023 reflects a loss from the divestiture of the Company’s U.S. BulkSak business. See Note 3 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Other income, net decreased $36.9 million in the third quarter of 2024, primarily due to the absence of a $44.0 million gain in the prior year from the step-up to fair value of the Company’s 35% ownership interest in RTS Packaging upon acquiring the remaining 65% ownership interest in September 2023.
Non-operating pension costs were $0.5 million lower in the third quarter of 2024 compared to the third quarter of 2023, primarily attributable to lower year-over-year interest cost and increased expected returns on assets. Additional information regarding costs of the Company’s retirement plans is provided in Note 12 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Net interest expense for the third quarter of 2024 increased to $55.6 million, compared with $29.7 million during the third quarter of 2023. The increase of $26.0 million was primarily due to higher interest from financing transactions relating to the pending Eviosys acquisition.
The effective tax rates reflected in GAAP net income and Adjusted net income attributable to Sonoco in the third quarter of 2024 were 30.4% and 21.3%, respectively, compared with 23.6% and 22.7%, respectively, in the corresponding prior year quarter. The increase in the GAAP effective tax rate was primarily due to the absence of a tax benefit on a one-time loss in China as well as an unfavorable adjustment on acquisition costs related to the pending Eviosys acquisition. The effective tax rate on Adjusted net income attributable to Sonoco was lower primarily due to favorable provision-to-return adjustments.
Reportable Segments
The Company’s operating and reporting structure consists of two reportable segments, Consumer Packaging and Industrial Paper Packaging, with all remaining businesses reported as All Other. The following table summarizes net sales attributable to each of the Company’s segments and the All Other group of businesses for the third quarters of 2024 and 2023:

	Three Months Ended
(Dollars in thousands)	September 29, 2024	October 1, 2023	% Change
Net sales:
Consumer Packaging	$983,511	$984,840	(0.1)%
Industrial Paper Packaging	585,082	580,035	0.9%
Total reportable segments	1,568,593	1,564,875	0.2%
All Other	107,273	145,544	(26.3)%
Net sales	$1,675,866	$1,710,419	(2.0)%

SONOCO PRODUCTS COMPANY

The following table summarizes operating profit attributable to each of the Company’s reportable segments, the All Other group of businesses, and Corporate-related activity during the third quarters of 2024 and 2023:

	Three Months Ended
(Dollars in thousands)	September 29, 2024	October 1, 2023	% Change
Operating profit:
Consumer Packaging	$123,021	$116,800	5.3%
Industrial Paper Packaging	70,206	75,006	(6.4)%
Segment operating profit	193,227	191,806	0.7%
All Other	17,440	20,740	(15.9)%
Corporate
Restructuring/Asset impairment charges	(8,190)	(18,110)
Amortization of acquisition intangibles	(22,645)	(21,379)
Loss on divestiture of business and other assets	(31,770)	(537)
Acquisition, integration and divestiture-related costs	(19,623)	(12,472)
Other operating (charges)/gains, net	(307)	2,889
Operating profit	$128,132	$162,937	(21.4)%

The following table summarizes Adjusted EBITDA attributable to each of the Company’s reportable segments and the All Other group of businesses during the third quarters of 2024 and 2023:

	Three Months Ended
(Dollars in thousands)	September 29, 2024	October 1, 2023	% Change
Adjusted EBITDA[1]:
Consumer Packaging	$159,673	$150,917	5.8%
Industrial Paper Packaging	101,633	104,907	(3.1)%
All Other	20,169	24,540	(17.8)%
Adjusted EBITDA	$281,475	$280,364	0.4%
1 Adjusted EBITDA is a non-GAAP financial measure. See the Company’s reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure in “Non-GAAP Financial Measures — Quarterly Reconciliations of GAAP to Non-GAAP Financial Measures” below.
The following table summarizes restructuring/asset impairment charges attributable to each of the Company’s reportable segments, the All Other group of businesses, and Corporate-related activity during the third quarters of 2024 and 2023:

	Three Months Ended
(Dollars in thousands)	September 29, 2024	October 1, 2023
Restructuring/Asset impairment charges:
Consumer Packaging	$4,509	$9,784
Industrial Paper Packaging	3,798	6,430
All Other	—	270
Corporate	(117)	1,626
Restructuring/Asset impairment charges	$8,190	$18,110

SONOCO PRODUCTS COMPANY
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
Segment sales remained flat compared to the corresponding prior year quarter as the absence of $32.6 million in sales related to the closure of a thermoformed food packaging plant in November 2023 and lower pricing of $21.4 million were offset by a $53.1 million increase in sales driven by higher net volumes, including an increase in sales from acquisitions.
Segment operating profit and Adjusted EBITDA increased by 5.3% and 5.8%, respectively. The increase was largely due to higher productivity from procurement savings, production efficiencies, and fixed cost reduction initiatives, of $17.5 million, which was partially offset by lower price/cost and higher employee-related expenses. As a result, segment operating profit margin increased to 12.5% in the third quarter of 2024 from 11.9% in the same period last year.
Industrial Paper Packaging
The primary products produced and sold within the Industrial Paper Packaging segment include goods produced from recycled fiber, including paperboard tubes, cones, and cores; paper-based protective packaging; and uncoated recycled paperboard for folding cartons, can board and laminated structures. Products across this segment support end markets, primarily in paper, textile, and films.
Segment sales increased 0.9% from the corresponding prior year quarter primarily due to the acquisitions of the remaining ownership interest in RTS Packaging and the Chattanooga Mill and the reduction in sales related to the treatment of the segment’s recycling operations as a procurement function effective January 1, 2024.
Segment operating profit and Adjusted EBITDA decreased 6.4% and 3.1%, respectively, as continued price/cost pressures lowered profitability by $23.4 million and higher employee-related expenses were only partially offset by higher productivity from procurement savings, production efficiencies, and fixed cost reduction initiatives, of $17.7 million and the benefit of higher volumes, including acquisitions, of $8.4 million. As a result, segment operating profit margin decreased to 12% in the third quarter of 2024 from 13% in the same period last year.
All Other
The primary products produced within the All Other group of businesses consist of a variety of packaging materials including plastic, paper, foam, and various other specialty materials serving a wide variety of end markets including consumer staples, consumer discretionary, and industrial.
Sales declined 26.3% from the same quarter of the prior year primarily due to the sale of Protexic.
All Other operating profit and Adjusted EBITDA dropped by 15.9% and 17.8%, respectively, in the third quarter of 2024 compared to the same period last year, primarily due to the sale of Protexic and negative price/cost, partially offset by higher productivity from procurement savings, production efficiencies, and fixed cost reduction initiatives. As a result, operating margin increased to 16.3% in the third quarter of 2024 compared to 14.2% in the same quarter last year.

Nine Months Ended September 29, 2024 Compared with Nine Months Ended October 1, 2023
The following discussion provides a review of results for the nine-month period ended September 29, 2024 compared with the nine-month period ended October 1, 2023.
Overview
Net sales for the first nine months of 2024 decreased 4.1% to $4.9 billion, compared with $5.1 billion in the same period last year. The decline was primarily attributable to the absence of $90.5 million in sales related to the Protexic divestiture in April 2024, the absence of $73.6 million in sales related to the closure of a thermoformed food packaging plant in November 2023, lower sales of $76.8 million resulting from the accounting for the Company’s recycling operations as a procurement function beginning January 1, 2024, and lower pricing of $106.3 million. Partially offsetting these decreases was an increase in overall volume, including net sales from acquisitions, of $159.2 million over the prior-year period.

SONOCO PRODUCTS COMPANY
GAAP operating profit for the first nine months of 2024 was $381.0 million, a decrease of 34.4% from the $580.4 million reported in the same period last year. The decrease in GAAP operating profit was primarily due to lower net sales of $337.8 million, a $30.0 million loss in the current period on the pending sale of two production facilities in China, the absence of a net $77.5 million benefit from the sale of the Company’s timberland properties and the divestitures of the S3 and U.S. BulkSak businesses in 2023, and additional acquisition, integration and divestiture-related costs of $25.4 million in the first nine months of 2024, partially offset by decreased manufacturing expenses of $297.9 million. Adjusted operating profit for the first nine months of 2024 was $579.6 million, a decrease of 9.0% from the $636.9 million reported for the same period in 2023.
GAAP net income attributable to Sonoco for the first nine months of 2024 decreased to $206.9 million, or $2.09 per diluted share, compared to $393.7 million, or $3.98 per diluted share, reported for the same period of 2023. This decrease was primarily due to a decrease in GAAP operating profit as described above and the absence of a $44.0 million gain from the step-up to fair value of the Company’s 35% ownership interest in RTS Packaging upon acquiring the remaining 65% ownership interest in September 2023, partially offset by a reduction in income tax expense of $61.2 million. Adjusted net income attributable to Sonoco and Adjusted diluted earnings per share for the nine-month period ended September 29, 2024 decreased 7.7% to $386.1 million, or $3.89 per diluted share, from $418.5 million, or $4.24 per diluted share, in the nine-month period ended October 1, 2023.
Costs and Expenses
Cost of goods sold decreased $166.2 million, or 4.1%, primarily related to the sale of Protexic and improved productivity from procurement savings, production efficiencies, and fixed cost reduction initiatives, partially offset by cost of sales related to the acquisitions of Inapel, the Chattanooga Mill, and the remaining ownership interest in RTS Packaging.
Gross profit decreased $42.4 million, or 3.9%, year over year, while the Company’s gross profit margin percentage remained flat at 21.3% for the first nine months of 2024, compared to the prior-year period. The decrease in gross profit was driven by volume and price declines, partially offset by higher productivity from procurement savings, production efficiencies, and fixed cost reduction initiatives and positive margin related to the acquisitions of Inapel, the Chattanooga Mill, and the remaining ownership interest in RTS Packaging.
Selling, general and administrative costs for the first nine months of 2024 increased $44.9 million, or 8.3%, year over year. The increase was largely driven by higher year-over-year acquisition, integration and divestiture-related costs of $25.4 million, and net incremental costs of $13.6 million associated with the prior year acquisitions of Inapel, the Chattanooga Mill, and the remaining ownership interest in RTS Packaging, and the current year divestiture of Protexic.
Restructuring/Asset impairment charges totaled $59.1 million in the first nine months of 2024, compared with $53.0 million of net charges in the same period last year. Additional information regarding restructuring and asset impairment charges is provided in Note 5 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Loss on divestiture of business and other assets of $27.3 million in the first nine months of 2024 primarily reflects a loss on the pending sale of two production facilities in China, partially offset by gains from the Company’s divestitures of Protexic and the S3 business. Gain on divestiture of business and other assets of $78.8 million in the first nine months of 2023 reflects net gains from the sale of the Company’s timberland properties and the divestitures of its S3 and U.S. BulkSak businesses. See Note 3 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Other income, net was $5.9 million in the first nine months of 2024, reflecting a gain upon the remeasurement to fair value of one of the Company’s investments in affiliates. Other income, net was $36.9 million in the first nine months of 2023, reflecting a gain of $44.0 million resulting from the remeasurement of the Company’s previously held ownership interest in RTS Packaging to fair value, partially offset by a loss of $7.1 million from the settlement of a contract associated with the acquisition of the Chattanooga Mill that was determined to have unfavorable terms given market conditions at the time of the acquisition. See Note 3 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Non-operating pension costs remained flat year over year. Additional information regarding costs of the Company’s retirement plans is provided in Note 12 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
GAAP net interest expense for the first nine months of 2024 increased to $109.4 million, compared with $94.7 million during the first nine months of 2023. The increase of $14.7 million was primarily due to higher interest from financing

SONOCO PRODUCTS COMPANY
transactions relating to the pending Eviosys acquisition, partially offset by lower year-over-year average debt balances and interest income from the Company’s cross-currency swaps.
The effective tax rates reflected in GAAP net income and Adjusted net income attributable to Sonoco in the first nine months of 2024 were 24.6% and 24.0%, respectively, compared with 24.8% and 24.4%, respectively, in the prior-year period. The decrease in the effective tax rates on GAAP and Adjusted net income attributable to Sonoco was primarily due to favorable provision-to-return adjustments.
Reportable Segments
The following table summarizes net sales attributable to each of the Company’s reportable segments, and the All Other group of businesses during the first nine months of 2024 and 2023:

	Nine Months Ended
(Dollars in thousands)	September 29, 2024	October 1, 2023	% Change
Net sales:
Consumer Packaging	$2,821,817	$2,914,168	(3.2)%
Industrial Paper Packaging	1,778,912	1,781,033	(0.1)%
All Other	336,159	450,291	(25.3)%
Net sales	$4,936,888	$5,145,492	(4.1)%
The following table summarizes operating profit attributable to each of the Company’s reportable segments, the All Other group of businesses, and Corporate-related activity during the first nine months of 2024 and 2023:

	Nine Months Ended
(Dollars in thousands)	September 29, 2024	October 1, 2023	% Change
Operating profit:
Consumer Packaging	$328,190	$314,408	4.4%
Industrial Paper Packaging	203,008	256,413	(20.8)%
Segment operating profit	531,198	570,821	(6.9)%
All Other	48,430	66,085	(26.7)%
Corporate
Restructuring/Asset impairment charges	(59,058)	(52,981)
Amortization of acquisition intangibles	(68,095)	(63,082)
(Loss)/Gain on divestiture of business and other assets	(27,292)	78,844
Acquisition, integration and divestiture-related costs	(47,553)	(22,192)
Other operating gains, net	3,327	2,949
Operating profit	$380,957	$580,444	(34.4)%
The following table summarizes Adjusted EBITDA attributable to each of the Company’s reportable segments and the All Other group of businesses during the first nine months of 2024 and 2023:

	Nine Months Ended
(Dollars in thousands)	September 29, 2024	October 1, 2023	% Change
Adjusted EBITDA1:
Consumer Packaging	$435,971	$413,748	5.4%
Industrial Paper Packaging	294,943	341,159	(13.5)%
All Other	57,528	77,098	(25.4)%
Adjusted EBITDA	$788,442	$832,005	(5.2)%
1 Adjusted EBITDA is a non-GAAP financial measure. See the Company’s reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure in “Non-GAAP Financial Measures — Year-to-Date Reconciliations of GAAP to Non-GAAP Financial Measures” below.

SONOCO PRODUCTS COMPANY

The following table summarizes restructuring/asset impairment charges attributable to each of the Company’s reportable segments, the All Other group of businesses, and Corporate-related activity during the first nine months of 2024 and 2023:

	Nine Months Ended
(Dollars in thousands)	September 29, 2024	October 1, 2023
Restructuring/Asset impairment charges:
Consumer Packaging	$20,597	$16,479
Industrial Paper Packaging	34,138	32,961
All Other	1,362	1,188
Corporate	2,961	2,353
Restructuring/Asset impairment charges	$59,058	$52,981
Consumer Packaging
Segment sales decreased 3.2% year to date compared to the prior-year period due to the absence of $73.6 million in sales related to the closure of a thermoformed food packaging plant in November 2023 and lower pricing of $61.3 million, partially offset by an increase of $43.2 million in net volumes, including an increase in sales related to the Inapel acquisition.
Year-to-date segment operating profit increased 4.4% as higher productivity from procurement savings, production efficiencies, and fixed cost reduction initiatives of $58.0 million was partially offset by unfavorable net volumes of $5.2 million and higher employee-related expenses. As a result, segment operating profit margin increased from 10.8% in the first nine months of 2023 to 11.6% in the first nine months of 2024.
Industrial Paper Packaging
Segment sales remained fairly flat year to date compared to the prior-year period as net increases in sales of $141.5 million related to the acquisitions of the remaining ownership interest in RTS Packaging and the Chattanooga Mill, reduced by the disposition of the U.S. BulkSak business, were offset by lower index-related pricing of $45.0 million and the reduction in sales of $76.8 million related to the treatment of the segment’s recycling operations as a procurement function effective January 1, 2024.
Segment operating profit decreased 20.8% versus the prior-year period primarily due to pricing pressures resulting in lower profitability of $125.6 million and higher employee-related costs, which were only partially offset by higher productivity from procurement savings, production efficiencies, and fixed cost reduction initiatives of $69.2 million and higher volumes from acquisitions of $31.1 million. As a result, segment operating margin decreased from 14.4% in the first nine months of 2023 to 11.4% in the first nine months of 2024.
All Other
Sales for the All Other group of businesses declined 25.3% year to date compared to the prior-year period primarily due to the sale of Protexic and lower volumes in temperature assured packaging.
All Other operating profit declined 26.7% year to date compared to the prior-year period due to the sale of Protexic, lower volumes and negative price/cost, partially offset by higher productivity from procurement savings, production efficiencies, and fixed cost reduction initiatives. Segment operating margin declined to 14.4% year to date compared to 14.7% in 2023.

SONOCO PRODUCTS COMPANY

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
The Company’s management believes the exclusion of these amounts improves the period-to-period comparability and analysis of the underlying financial performance of the business. Non-GAAP figures are identified using the term “Adjusted,” for example, “Adjusted Operating Profit,” “Adjusted Net Income Attributable to Sonoco” and “Adjusted Diluted EPS.” More information about the Company’s use of non-GAAP financial measures is provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, under Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Use of Non-GAAP Financial Measures.”
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
Quarterly Reconciliations of GAAP to Non-GAAP Financial Measures
The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures in the Company’s Condensed Consolidated Statements of Income for the three-month period ended September 29, 2024 and the three-month period ended October 1, 2023.
Adjusted Operating Profit, Adjusted Income Before Income Taxes, Adjusted Provision for Income Taxes, Adjusted Net Income Attributable to Sonoco, and Adjusted Diluted Earnings Per Share (“EPS”)

	For the three-month period ended September 29, 2024
Dollars in thousands, except per share data	Operating Profit	Income Before Income Taxes	Provision for Income Taxes	Net Income Attributable to Sonoco	Diluted EPS
As Reported	$128,132	$69,556	$21,154	$50,921	$0.51
Acquisition, integration and divestiture-related costs[1]	19,623	49,804	6,512	43,292	0.44
Changes in LIFO inventory reserves	790	790	199	591	0.01
Amortization of acquisition intangibles	22,645	22,645	5,563	17,082	0.17
Restructuring/Asset impairment charges	8,190	8,190	1,497	6,560	0.07
Loss on divestiture of business and other assets	31,770	31,770	454	31,316	0.31
Non-operating pension costs	—	2,947	738	2,209	0.02
Net gains from derivatives	(210)	(210)	(53)	(157)	—
Other adjustments	(273)	(695)	3,233	(3,928)	(0.04)
Total adjustments	82,535	115,241	18,143	96,965	0.98
Adjusted	$210,667	$184,797	$39,297	$147,886	$1.49
Due to rounding, individual items may not sum appropriately.
[1] Acquisition, integration and divestiture related costs include losses on treasury lock derivative instruments and amortization of financing fees totaling $30,181 related to debt instruments associated with the financing of the pending Eviosys acquisition. These amortization costs are included in “Interest expense” in the Company’s Condensed Consolidated Statements of Income.

SONOCO PRODUCTS COMPANY

	For the three-month period ended October 1, 2023
Dollars in thousands, except per share data	Operating Profit	Income Before Income Taxes	Provision for Income Taxes	Net Income Attributable to Sonoco	Diluted EPS
As Reported	$162,937	$166,782	$39,351	$130,749	$1.32
Acquisition, integration and divestiture-related costs	12,472	12,472	1,979	10,493	0.10
Changes in LIFO inventory reserves	(3,186)	(3,186)	(816)	(2,370)	(0.02)
Amortization of acquisition intangibles	21,379	21,379	5,197	16,182	0.16
Restructuring/Asset impairment charges	18,110	18,110	4,385	13,974	0.14
Loss on divestiture of business and sale of other assets	537	537	125	412	—
Other income, net	—	(36,943)	(8,929)	(28,014)	(0.28)
Non-operating pension costs	—	3,424	852	2,572	0.03
Net gains from derivatives	(3,310)	(3,310)	(830)	(2,480)	(0.03)
Other adjustments	3,607	3,607	252	3,355	0.04
Total adjustments	49,609	16,090	2,215	14,124	0.14
Adjusted	$212,546	$182,872	$41,566	$144,873	$1.46
Due to rounding, individual items may not sum appropriately.

Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended
Dollars in thousands	September 29, 2024	October 1, 2023

Net income attributable to Sonoco	$50,921	$130,749
Adjustments
Interest expense	61,643	32,847
Interest income	(6,014)	(3,173)
Provision for income taxes	21,154	39,351
Depreciation, depletion and amortization	90,646	85,570
Non-operating pension costs	2,947	3,424
Net income attributable to noncontrolling interests	288	309
Restructuring/Asset impairment charges	8,190	18,110
Changes in LIFO inventory reserves	790	(3,186)
Loss on divestiture of business and other assets	31,770	537
Acquisition, integration and divestiture-related costs	19,623	12,472
Other income, net	—	(36,943)
Net gains from derivatives	(210)	(3,310)
Other adjustments	(273)	3,607
Adjusted EBITDA	$281,475	$280,364

Net Sales	$1,675,866	$1,710,419
Net Income Margin	3.0%	7.6%
Adjusted EBITDA Margin	16.8%	16.4%

The Company does not calculate net income by segment; therefore, Adjusted EBITDA by segment is reconciled to the closest GAAP measure of segment profitability, segment operating profit. Segment operating profit is the measure of segment profit or loss reported to the chief operating decision maker for purposes of making decisions about allocating

SONOCO PRODUCTS COMPANY
resources to the segments and assessing their performance in accordance with Accounting Standards Codification (“ASC”) 280 - “Segment Reporting,” as prescribed by the Financial Accounting Standards Board.
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

Segment Adjusted EBITDA and All Other Adjusted EBITDA Reconciliation
For the Three Months Ended September 29, 2024
Dollars in thousands	Consumer Packaging segment	Industrial Paper Packaging segment	All Other	Corporate	Total
Segment and Total Operating Profit	$123,021	$70,206	$17,440	$(82,535)	$128,132
Adjustments:
Depreciation, depletion and amortization[1]	36,283	28,989	2,729	22,645	90,646
Equity in earnings of affiliates, net of tax	369	2,438	—	—	2,807
Restructuring/Asset impairment charges[2]	—	—	—	8,190	8,190
Changes in LIFO inventory reserves[3]	—	—	—	790	790
Acquisition, integration and divestiture-related costs[4]	—	—	—	19,623	19,623
Loss on divestiture of business and other assets[5]	—	—	—	31,770	31,770
Net gains from derivatives[6]	—	—	—	(210)	(210)
Other adjustments	—	—	—	(273)	(273)
Segment Adjusted EBITDA	$159,673	$101,633	$20,169	$—	$281,475

Net Sales	$983,511	$585,082	$107,273
Segment Operating Profit Margin	12.5%	12.0%	16.3%
Segment Adjusted EBITDA Margin	16.2%	17.4%	18.8%

1 Included in Corporate is the amortization of acquisition intangibles associated with the Consumer Packaging segment of $16,131, the Industrial Paper Packaging segment of $6,306, and the All Other group of businesses of $208.
2 Included in Corporate are restructuring/asset impairment charges associated with the Consumer Packaging segment of $4,509 and the Industrial Paper Packaging segment of $3,798.
3 Included in Corporate are changes in LIFO inventory reserves associated with the Consumer Packaging segment of $758 and the Industrial Paper Packaging segment of $32.
4 Included in Corporate are acquisition, integration and divestiture-related costs associated with the Consumer Packaging segment of $465 and the Industrial Paper Packaging segment of $(4,529).
5 Included in Corporate are losses on the divestiture of business associated with the Industrial Paper Packaging segment of $29,965 related to the pending sale of two production facilities in China, and the All Other group of businesses of $1,805 related to the sale of Protexic.
6 Included in Corporate are net gains from derivatives associated with the Consumer Packaging segment of $(41), the Industrial Paper Packaging segment of $(160), and the All Other group of businesses of $(9).

SONOCO PRODUCTS COMPANY

Segment Adjusted EBITDA and All Other Adjusted EBITDA Reconciliation
For the Three Months Ended October 1, 2023
Dollars in thousands	Consumer Packaging segment	Industrial Paper Packaging segment	All Other	Corporate	Total
Segment and Total Operating Profit	$116,800	$75,006	$20,740	$(49,609)	$162,937
Adjustments:
Depreciation, depletion and amortization[1]	33,833	26,558	3,800	21,379	85,570
Equity in earnings of affiliates, net of tax	284	3,343	—	—	3,627
Restructuring/Asset impairment charges[2]	—	—	—	18,110	18,110
Changes in LIFO inventory reserves[3]	—	—	—	(3,186)	(3,186)
Acquisition, integration and divestiture-related costs[4]	—	—	—	12,472	12,472
Loss on divestiture of business and other assets[5]	—	—	—	537	537
Net gains from derivatives[6]	—	—	—	(3,310)	(3,310)
Other adjustments	—	—	—	3,607	3,607
Segment Adjusted EBITDA	$150,917	$104,907	$24,540	$—	$280,364

Net Sales	$984,840	$580,035	$145,544
Segment Operating Profit Margin	11.9%	12.9%	14.2%
Segment Adjusted EBITDA Margin	15.3%	18.1%	16.9%

1 Included in Corporate is the amortization of acquisition intangibles associated with the Consumer Packaging segment of $15,980, the Industrial Paper Packaging segment of $3,414, and the All Other group of businesses of $1,985.
2 Included in Corporate are restructuring/asset impairment charges associated with the Consumer Packaging segment of $9,784, the Industrial Paper Packaging segment of $6,430, and the All Other group of businesses of $270.
3 Included in Corporate are changes in LIFO inventory reserves associated with the Consumer segment of $(3,325) and the Industrial Paper Packaging segment of $139.
4 Included in Corporate are acquisition, integration and divestiture-related costs associated with the Consumer Packaging segment of $410 and the Industrial Paper Packaging segment of $5,046.
5 Included in Corporate is a loss from the sale of the Company’s U.S. BulkSak business, associated with the Industrial Paper Packaging segment, in the amount of $537.
6 Included in Corporate are net gains from derivatives associated with the Consumer Packaging segment of $(507), the Industrial Paper Packaging segment of $(2,178), and the All Other group of businesses of $(625).

SONOCO PRODUCTS COMPANY

Year-to-Date Reconciliations of GAAP to Non-GAAP Financial Measures
The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures in the Company’s Condensed Consolidated Statements of Income for the nine-month period ended September 29, 2024 and the nine-month period ended October 1, 2023.
Adjusted Operating Profit, Adjusted Income Before Income Taxes, Adjusted Provision for Income Taxes, Adjusted Net Income Attributable to Sonoco, and Adjusted Diluted EPS

	For the nine-month period ended September 29, 2024
Dollars in thousands, except per share data	Operating Profit	Income Before Income Taxes	Provision for Income Taxes	Net Income Attributable to Sonoco	Diluted EPS
As Reported	$380,957	$267,036	$65,821	$206,909	$2.09
Acquisition, integration and divestiture-related costs[1]	47,553	77,734	13,670	64,064	0.64
Changes in LIFO inventory reserves	(197)	(197)	(49)	(148)	—
Amortization of acquisition intangibles	68,095	68,095	16,672	51,423	0.52
Restructuring/Asset impairment charges	59,058	59,058	11,754	47,260	0.48
Loss on divestiture of business and other assets	27,292	27,292	1,676	25,616	0.26
Other income, net	—	(5,867)	—	(5,867)	(0.06)
Non-operating pension costs	—	10,412	2,593	7,819	0.08
Net gains from derivatives	(3,981)	(3,981)	(1,001)	(2,980)	(0.03)
Other adjustments	851	851	8,812	(7,961)	(0.09)
Total adjustments	198,671	233,397	54,127	179,226	1.80
Adjusted	$579,628	$500,433	$119,948	$386,135	3.89

Due to rounding, individual items may not sum appropriately.
[1] Acquisition, integration and divestiture related costs include losses on treasury lock derivative instruments and amortization of financing fees totaling $30,181 related to debt instruments associated with the financing of the pending Eviosys acquisition. These amortization costs are included in “Interest expense” in the Company’s Condensed Consolidated Statements of Income.

SONOCO PRODUCTS COMPANY

	For the nine-month period ended October 1, 2023
Dollars in thousands, except per share data	Operating Profit	Income Before Income Taxes	Provision for Income Taxes	Net Income Attributable to Sonoco	Diluted EPS
As Reported	$580,444	$512,279	$127,003	$393,717	$3.98
Acquisition, integration and divestiture-related costs	22,192	22,192	4,249	17,943	0.18
Changes in LIFO inventory reserves	(10,186)	(10,186)	(2,564)	(7,622)	(0.08)
Amortization of acquisition intangibles	63,082	63,082	15,312	47,770	0.48
Restructuring/Asset impairment charges	52,981	52,981	12,344	40,658	0.41
Gain on divestiture of business and other assets	(78,844)	(78,844)	(18,823)	(60,021)	(0.61)
Other income, net	—	(36,943)	(8,929)	(28,014)	(0.28)
Non-operating pension costs	—	10,424	2,589	7,835	0.08
Net gains from derivatives	(1,513)	(1,513)	(381)	(1,132)	(0.01)
Other adjustments	8,750	8,750	1,423	7,327	0.09
Total adjustments	56,462	29,943	5,220	24,744	0.26
Adjusted	$636,906	$542,222	$132,223	$418,461	$4.24

Due to rounding, individual items may not sum appropriately.

Adjusted EBITDA and Adjusted EBITDA Margin

	Nine Months Ended
Dollars in thousands	September 29, 2024	October 1, 2023

Net income attributable to Sonoco	$206,909	$393,717
Adjustments
Interest expense	122,503	101,363
Interest income	(13,127)	(6,679)
Provision for income taxes	65,821	127,003
Depreciation, depletion and amortization	270,691	249,387
Non-operating pension costs	10,412	10,424
Net income attributable to noncontrolling interests	524	354
Restructuring/Asset impairment charges	59,058	52,981
Changes in LIFO inventory reserves	(197)	(10,186)
Loss/(Gain) on divestiture of business and other assets	27,292	(78,844)
Acquisition, integration and divestiture-related costs	47,553	22,192
Other income, net	(5,867)	(36,943)
Net gains from derivatives	(3,981)	(1,514)
Other adjustments	851	8,750
Adjusted EBITDA	$788,442	$832,005

Net Sales	$4,936,888	$5,145,492
Net Income Margin	4.2%	7.7%
Adjusted EBITDA Margin	16.0%	16.2%

SONOCO PRODUCTS COMPANY
The following tables reconcile segment operating profit, the closest GAAP measure of profitability, to Segment Adjusted EBITDA.

Segment Adjusted EBITDA and All Other Adjusted EBITDA Reconciliation
For the Nine Months Ended September 29, 2024
Dollars in thousands	Consumer Packaging segment	Industrial Paper Packaging segment	All Other	Corporate	Total
Segment and Total Operating Profit	$328,190	$203,008	$48,430	$(198,671)	$380,957
Adjustments:
Depreciation, depletion and amortization[1]	107,365	86,133	9,098	68,095	270,691
Equity in earnings of affiliates, net of tax	416	5,802	—	—	6,218
Restructuring/Asset impairment charges[2]	—	—	—	59,058	59,058
Changes in LIFO inventory reserves[3]	—	—	—	(197)	(197)
Acquisition, integration and divestiture-related costs[4]	—	—	—	47,553	47,553
Loss on divestiture of business and other assets[5]	—	—	—	27,292	27,292
Net gains from derivatives[6]	—	—	—	(3,981)	(3,981)
Other adjustments	—	—	—	851	851
Segment Adjusted EBITDA	$435,971	$294,943	$57,528	$—	$788,442

Net Sales	$2,821,817	$1,778,912	$336,159
Segment Operating Profit Margin	11.6%	11.4%	14.4%
Segment Adjusted EBITDA Margin	15.5%	16.6%	17.1%

1 Included in Corporate is the amortization of acquisition intangibles associated with the Consumer Packaging segment of $48,307, the Industrial Paper Packaging segment of $19,168, and the All Other group of businesses of $620.
2 Included in Corporate are restructuring/asset impairment charges associated with the Consumer Packaging segment of $20,597, the Industrial Paper Packaging segment of $34,138, and the All Other group of businesses of $1,362.
3 Included in Corporate are changes in LIFO inventory reserves associated with the Consumer Packaging segment of $388 and the Industrial Paper Packaging segment of $(585).
4 Included in Corporate are acquisition, integration and divestiture-related costs associated with the Consumer Packaging segment of $518 and the Industrial Paper Packaging segment of $(3,658).
5 Included in Corporate are net losses on the divestiture of businesses associated with the Industrial Paper Packaging segment of $28,715, including a loss of $29,965 from the pending sale of two production facilities in China, partially offset by a gain of $(1,250) from the sale of the S3 business, and a gain on the divestiture of businesses associated with the All Other group of businesses of $(1,423) related to the sale of Protexic.
6 Included in Corporate are net gains from derivatives associated with the Consumer Packaging segment of $(624), the Industrial Paper Packaging segment of $(2,628), and the All Other group of businesses of $(729).

SONOCO PRODUCTS COMPANY

Segment Adjusted EBITDA and All Other Adjusted EBITDA Reconciliation
For the Nine Months Ended October 1, 2023
Dollars in thousands	Consumer Packaging segment	Industrial Paper Packaging segment	All Other	Corporate	Total
Segment and Total Operating Profit	$314,408	$256,413	$66,084	$(56,461)	$580,444
Adjustments:
Depreciation, depletion and amortization[1]	98,847	76,444	11,014	63,082	249,387
Equity in earnings of affiliates, net of tax	493	8,302	—	—	8,795
Restructuring/Asset impairment charges[2]	—	—	—	52,981	52,981
Changes in LIFO inventory reserves[3]	—	—	—	(10,186)	(10,186)
Acquisition, integration and divestiture-related costs[4]	—	—	—	22,192	22,192
Gain on divestiture of business and other assets[5]	—	—	—	(78,844)	(78,844)
Net gains from derivatives[6]	—	—	—	(1,514)	(1,514)
Other adjustments	—	—	—	8,750	8,750
Segment Adjusted EBITDA	$413,748	$341,159	$77,098	$—	$832,005

Net Sales	$2,914,168	$1,781,033	$450,291
Segment Operating Profit Margin	10.8%	14.4%	14.7%
Segment Adjusted EBITDA Margin	14.2%	19.2%	17.1%
1 Included in Corporate is the amortization of acquisition intangibles associated with the Consumer Packaging segment of $48,193, the Industrial Paper Packaging segment of $8,913, and the All Other group of businesses of $5,976.
2 Included in Corporate are restructuring/asset impairment charges associated with the Consumer Packaging segment of $16,480, the Industrial Paper Packaging segment of $32,961, and the All Other group of businesses of $1,188.
3 Included in Corporate are changes in LIFO inventory reserves associated with the Consumer Packaging segment of $(9,428) and the Industrial Paper Packaging segment of $(758).
4 Included in Corporate are acquisition, integration and divestiture-related costs associated with the Consumer Packaging segment of $1,302 and the Industrial Paper Packaging segment of $5,394.
5Included in Corporate are gains from the sale of the Company’s timberland properties of $(60,945), the sale of its S3 business of $(11,065), and the sale of its U.S. BulkSak business of $(6,834), all of which are associated with the Industrial Paper Packaging segment.
6 Included in Corporate are net gains from derivatives associated with the Consumer Packaging segment of $(210), the Industrial Paper Packaging segment of $(1,045), and the All Other group of businesses of $(259).

SONOCO PRODUCTS COMPANY
Financial Position, Liquidity and Capital Resources
Cash generated from operations for the first nine months of 2024 was $437.6 million, compared with $616.9 million in the same period of 2023, a year-over-year decrease of $179.2 million. GAAP net income decreased by $186.6 million year over year as described in the “Results of Operations” section above. Net working capital used $115.8 million of cash in the first nine months of 2024, while providing $67.3 million in the same period last year, for a year-over-year decrease in operating cash flow of $183.2 million. Accounts receivable used $98.3 million more cash during the first nine months of 2024 than in the same period last year as a result of the impact of the changing mix in customer payment terms more than offsetting the impact of lower revenues year over year. Inventory was a use of cash of $6.7 million in the first nine months of 2024, while last year was a source of cash of $277.4 million. This lower year-over-year use of cash was expected as the Company ended 2022 with a substantial inventory position driven by pandemic-related supply chain uncertainty. Accounts payable was a source of cash of $73.5 million in the first nine months as compared to a use of cash of $125.7 million in the same period last year. As inventories and supply chain normalized in the second half of 2023 and first half of 2024, purchasing activity has normalized. The Company has continued to actively manage inventories and review payment terms with customers and suppliers to address risk and balance economic benefit. Changes in accrued expenses and other assets and liabilities provided cash totaling $43.6 million in the nine-month period ended September 29, 2024, and used $9.5 million of cash in the same period last year. The $53.2 million lower use of cash in the current year was largely driven by the lower year-over-year payout of management incentive compensation.
Investing activities used $178.1 million of cash in the first nine months of 2024, compared with $459.7 million in the same period last year, a lower year-over-year use of cash of $281.7 million. The lower year-over-year use of cash was primarily attributable to lower acquisition spending as the Company invested $313.4 million in the RTS Packaging and Chattanooga Mill acquisitions in the first nine months of 2023 while acquisition spending in the current year was only $3.7 million. Capital expenditures during the first nine months of 2024 were $271.3 million, $16.5 million higher than the same period last year. Proceeds from sale of businesses provided $81.2 million in the first nine months of 2024, primarily driven by the sale of Protexic, compared with $31.1 million in the prior year, from the sales of the Company’s S3 and U.S. BulkSak businesses. Proceeds from the sale of assets were $72.7 million in the first nine months of 2023, primarily from the March 2023 sale of the Company’s timberland properties. Additionally, proceeds from the settlement of a net investment hedge provided $9.1 million of cash in the first nine months of 2024. Investing cash flows in the first nine months of 2024 also reflect the Company’s $10.0 million investment in a small South Carolina-based designer and manufacturer of sustainable protective packaging solutions. In the same period last year, the Company used $5.0 million of cash to purchase a 2.7% equity interest in Northstar Recycling Co. Net capital spending for 2024 is expected to be approximately $350 million to $375 million compared to $283 million in 2023.
Financing activities provided $1,529.5 million of cash in the nine-month period ended September 29, 2024, compared with using $129.1 million of cash in the corresponding prior-year period. The primary driver of the $1,658.6 million year-over-year increase was higher proceeds from the issuance of debt net of repayments, which provided an additional $1,687.0 million of cash compared to the previous year. Significant activity in the current year includes $1,779.9 million of net proceeds from the issuance of senior unsecured notes in September 2024 intended to fund a portion of the cash consideration for the pending Eviosys acquisition and to pay related fees and expenses, partially offset by repayments of the Company’s syndicated term loan totaling $74.5 million. Other financing costs included $19.0 million in fees related to the Bridge Loan Facility (as defined below) obtained in connection with the pending Eviosys acquisition. Cash used to pay dividends increased by $4.9 million year over year reflecting the increase in the quarterly dividend payment from $0.51 per share to $0.52 per share approved by the Company’s Board of Directors in April 2024. Cash used to repurchase the Company’s common stock to satisfy employee tax withholding obligations in association with the exercise of certain share-based compensation awards was $9.2 million in the nine-month period ended September 29, 2024, compared to $10.6 million in the same period last year.
During the nine-month period ended September 29, 2024, the Company reported a net decrease in cash and cash equivalents of $10.4 million due to currency translation adjustments resulting from a stronger U.S. dollar relative to certain foreign currencies in which cash and cash equivalents were held.

SONOCO PRODUCTS COMPANY
The Company’s cash balances are held in numerous locations throughout the world. At September 29, 2024 and December 31, 2023, approximately $117.1 million and $93.8 million, respectively, of the Company’s reported cash and cash equivalents balances of $1.9 billion and $151.9 million, respectively, were held outside of the United States by its foreign subsidiaries. Cash held outside of the United States is available to meet local liquidity needs or for capital expenditures, acquisitions, and other offshore growth opportunities. As the Company has maintained sufficient domestic liquidity through a combination of operating cash flow generation and access to bank and capital market borrowings, management has generally considered its foreign unremitted earnings to be indefinitely invested outside the United States and currently has no plans to repatriate such earnings, other than excess cash balances that can be repatriated at minimal tax cost. Accordingly, as of September 29, 2024, the Company is not providing for taxes on these amounts for financial reporting purposes. Computation of the potential deferred tax liability associated with unremitted earnings considered to be indefinitely reinvested is not practicable.
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
On June 22, 2024, the Company entered into a definitive agreement to acquire all of the issued and outstanding equity interests in Eviosys from an affiliate of KPS Capital Partners, LP for €3.6 billion (approximately $3.9 billion) on a cash-free and debt-free basis and subject to customary adjustments. In anticipation of closing on the Eviosys acquisition, which is expected to occur in the fourth quarter of 2024, the Company took the following steps to secure the cash consideration for the acquisition and related fees and expenses:
•In conjunction with the announcement of the acquisition of Eviosys, the Company entered into a commitment letter with certain financial institutions that provided for a 364-day senior unsecured bridge term loan facility (the “Bridge Loan Facility”) on June 22, 2024 in an aggregate amount of up to $4.0 billion.
•On July 12, 2024, the Company entered into a credit agreement (the “Term Credit Agreement”), providing the Company with the ability to borrow up to $700 million on an unsecured basis (the “Term Loan Facility”). Funding of the Term Loan Facility is expected to occur substantially concurrently with the closing of the acquisition. Borrowings under the Term Loan Facility, net of any prepayments, will become payable in full on the second anniversary of the Funding Date (as defined in the Term Credit Agreement) and will bear interest at a fluctuating rate per annum equal to, at the Company’s option, (i) the forward-looking Secured Overnight Financing Rate term rate (such borrowings, “Term SOFR Loans”), (ii) a base rate, or (iii) a combination thereof, plus, in each case, an applicable margin calculated based on the Company’s credit ratings and, in the of case of Term SOFR Loans, an adjustment of 10 basis points.
•On September 16, 2024, the Company entered into a credit agreement (the “364-Day Term Credit Agreement”), providing the Company with the ability to borrow up to $1.5 billion on an unsecured basis (the “364-Day Term Loan Facility”). Funding of the 364-Day Term Loan Facility is expected to occur substantially concurrently with the closing of the acquisition. Borrowings under the 364-Day Term Loan Facility will bear interest under the same terms as the Term Loan Facility and will become payable in full 364 days following the funding date.

SONOCO PRODUCTS COMPANY
•On September 19, 2024, the Company completed a registered public offering of senior unsecured notes (the “Notes”) in a combined aggregate principal amount of $1.8 billion. The Notes consisted of the following:

	Principal Amount	Issuance Costs and Discounts	Net Proceeds	Interest Rate	Maturity

2026 Notes	$500,000	(3,697)	$496,303	4.450%	September 1, 2026
2029 Notes	600,000	(5,851)	594,149	4.600%	September 1, 2029
2034 Notes	700,000	(10,542)	689,458	5.000%	September 1, 2034
Total	$1,800,000	$(20,090)	$1,779,910
Cash and cash equivalents on hand at September 29, 2024 include $1.8 billion of net proceeds from the issuance of the Notes, which are held in money market accounts. This cash is unrestricted but designated for use towards funding the pending acquisition of Eviosys.
As a result of obtaining financing for the Eviosys acquisition through the Term Loan Facility, the 364-Day Term Loan Facility, and the Notes, the Company terminated the commitments under the Bridge Loan Facility and the related commitment letter effective September 19, 2024. Fees related to the Bridge Loan Facility of $18.6 million and $19.0 million were amortized to interest expense during the three- and nine-month periods ended September 29, 2024.
At September 29, 2024, the Company had scheduled debt maturities of approximately $482 million over the next twelve months, including $400 million aggregate principal amount of its 1.80% notes due February 2025. As the Company had $34.0 million in commercial paper balances outstanding at September 29, 2024, $1.2 billion in committed capacity under its revolving credit facility was available for draw down. The Company believes that cash and cash equivalents on hand, expected net cash flows generated from operating and investing activities, and expected proceeds from divestitures, together with proceeds from the issuance and sale of the Notes the Term Loan Agreement and 364-Day Term Credit Agreement, available capacity under the Company’s increased borrowing arrangements, and the opportunity to raise additional capital through one or more capital markets transactions, will provide sufficient liquidity to fund the Eviosys acquisition and cover debt maturities and other cash flow needs of the Company over the next twelve months and beyond.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenants currently require the Company to maintain a minimum level of interest coverage and a minimum level of net worth, as defined in the agreements. As of September 29, 2024, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.
The Company continually explores strategic acquisition opportunities that may result in the use of cash. Given the nature of the acquisition process, the timing and amounts of such expenditures are not always predictable. The Company expects that any additional acquisitions requiring funding in excess of cash on hand would be financed using existing credit facilities or additional borrowings.
The Company anticipates making additional contributions to its other pension and postretirement plans of approximately $6 million during the remainder of 2024, resulting in expected total contributions to these plans of approximately $21 million in 2024. Future funding requirements beyond the current year will vary depending largely on investment performance, future actuarial assumptions, and legislative actions.
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
Because the economy in Venezuela is considered highly inflationary under U.S. GAAP, the Company considers the U.S. dollar to be the functional currency of its Venezuelan operations and uses the official exchange rate when remeasuring the financial results of those operations. Economic conditions in Venezuela have worsened considerably over the past several years and there are no indications that conditions are likely to improve in the foreseeable future. Further deterioration could result in the recognition of an impairment charge or a deconsolidation of the subsidiary. At September 29, 2024, the carrying value of the Company’s net investment in its Venezuelan operations was approximately $2.1 million. In addition, at September 29, 2024, the Company’s “Accumulated other comprehensive loss” included a cumulative translation loss of $3.8 million related to its Venezuelan operations which would need to be reclassified to net income in the event of a complete exit of the business or a deconsolidation of the Venezuelan operations.
Turkey has also been deemed to be a highly inflationary economy under U.S. GAAP since the first quarter of 2022. Accordingly, the Company considers the U.S. dollar to be the functional currency of its operations in Turkey and has remeasured monetary assets and liabilities denominated in Turkish lira to U.S. dollars with changes recorded through earnings. The cumulative impact of applying highly inflationary accounting to Turkey has been a pretax charge to earnings of $7.7 million ($6.0 million after tax), including $1.2 million ($1.0 million after tax) during the nine-month period ended September 29, 2024. The magnitude of future earnings impacts, however, is uncertain as such impacts are dependent upon unpredictable movements in the Turkish lira relative to the U.S. dollar. In addition to remeasurement-related charges, significant deterioration in the Turkish economy could result in the recognition of future impairment charges. However, the Company believes its exposure is limited to its net investment in Turkey which was approximately $22.6 million as of September 29, 2024.
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
At September 29, 2024, the Company had derivative contracts outstanding to hedge the prices on a portion of anticipated natural gas and aluminum purchases. These contracts, some of which qualify as cash flow hedges, include natural gas swaps totaling approximately 7.3 million metric million British thermal units (“MMBTUs”) and aluminum swaps totaling 133 metric tons. These contracts have various maturity dates ranging through December 2025. The total fair market value of these instruments resulted in a net loss position of $2.9 million and $6.8 million at September 29, 2024 and December 31, 2023, respectively.
The Company routinely enters into derivative currency contracts to mitigate the risk of unfavorable fluctuations in the exchange rate on certain anticipated foreign currency cash flows. These contracts qualify as cash flow hedges and have various maturity dates ranging through December 2024. The total market value of these instruments resulted in a net loss position of $1.0 million at September 29, 2024 and a net gain position of $1.5 million at December 31, 2023. In addition, at September 29, 2024, the Company had various currency contracts outstanding to hedge the currency exposure of intercompany debt and foreign currency denominated receivables and payables. Although placed as economic hedges, the Company does not apply hedge accounting to these instruments. As such, changes in fair value are recorded directly to income and expense in the periods that they occur.
In 2023, the Company became a party to cross-currency swap agreements with a total notional amount of $500 million to effectively convert a portion of the Company’s fixed-rate U.S. dollar denominated debt, including the semi-annual

SONOCO PRODUCTS COMPANY
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
On April 15, 2024, as a result of the strengthening of the U.S. dollar against the euro, as well as a reduction in the differential between U.S. and European interest rates, the Company terminated its swap agreements and received a net cash settlement of $9.1 million. The foreign currency translation gain of approximately $3.1 million, net of tax, is included as a component of “Accumulated other comprehensive loss.”
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
The fair value of the Company’s net investment hedges was a loss position of $18.9 million and $5.1 million at September 29, 2024 and December 31, 2023, respectively. Translation losses of $14.1 million (net of income taxes of $4.8 million) and $3.8 million (net of income taxes of $1.3 million) were reported as components of “Accumulated other comprehensive loss” within “Foreign currency items” at September 29, 2024 and December 31, 2023, respectively.
In anticipation of the offering of the Notes, the Company entered into treasury lock derivative instruments with eleven banks, with a total notional principal amount of $900 million, on August 29, 2024. These instruments had the risk management objective of reducing the Company’s exposure to increases in the underlying Treasury index up to the date of pricing of the Notes. The derivatives were settled when the Notes priced on September 17, 2024, with the Company recognizing a loss on the settlement of $(11.1) million. The loss is included in “Interest expense” on the Company’s Condensed Consolidated Statements of Income for the three- and nine-month periods ended September 29, 2024.
The Company has an investment in preferred stock of a nonaffiliated private company that is accounted for under the measurement alternative of cost less impairment, adjusted for any qualifying observable price changes. Observable price changes would consist of Level 2 inputs based on privately negotiated transactions with the nonaffiliated company. The preferred stock balance of $21.2 million is included in “Other assets” in the Company’s Condensed Consolidated Balance Sheet as of September 29, 2024.
During the first nine months of 2024, the U.S. dollar strengthened against the Canadian dollar, the Mexican peso, the Brazilian real, and the Colombian peso, functional currencies in which a large amount of the Company’s foreign investments are held. During this same period, the U.S. dollar weakened against the euro, the British pound, the Polish zloty, the Malaysian ringgit, and the Danish krone. The net impact of these changes, and the changes in the net investment hedge discussed above, resulted in translation losses of $20.4 million being recorded in “Accumulated other comprehensive loss” during the nine-month period ended September 29, 2024.
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
The Company completed its most recent annual goodwill impairment testing during the third quarter of 2024. For testing purposes, the Company performed an assessment of each reporting unit using either a qualitative evaluation or a quantitative test. The qualitative evaluations involved consideration of factors such as the macroeconomic environment, the industry, the Company’s overall financial performance, the current and projected financial performance of specific reporting units, and business strategy changes. The quantitative tests, described further below, relied on management’s long-term financial projections for the reporting units and took into consideration, among other things, specific business unit risk, the countries in which the reporting units operate, and implied fair values based on comparable trading multiples.
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
In considering the level of uncertainty regarding the potential for goodwill impairment, management has concluded that any such impairment would, in most cases, likely be the result of adverse changes in more than one assumption. Management considers the assumptions used to be its best estimates across a range of possible outcomes based on available evidence at the time of the assessment. Other than in the Plastics-Medical, Plastics-Food, and Metal Packaging reporting units, which are discussed below, there is no specific singular event or single change in circumstances management has identified that it believes could reasonably result in a change to the expected future results in any of its reporting units significant enough to result in goodwill impairment. In the case of Metal Packaging, the lower differential between the fair value and carrying value of the reporting unit is due to the acquisition of Ball Metalpack Holding, LLC in 2022, at which time the majority of assets and liabilities acquired were recorded at fair value. In management’s opinion, a change of such magnitude would more likely be the result of changes to some combination of the factors identified above, a general deterioration in competitive position, introduction of a superior technology, significant unexpected changes in customer preferences, an inability to pass through significant raw material cost increases, and other such items as identified in “Item 1A. Risk Factors” in the Company’s 2023 Annual Report on Form 10-K.
Although no reporting units failed the annual impairment test, in management’s opinion the goodwill balances of the Plastics-Medical, Plastics-Food, and Metal Packaging reporting units are individually at risk of impairment in the near term if each reporting unit’s operation does not perform in line with management’s expectations, or if there is a negative change in the long-term financial outlook for each reporting unit or in other factors such as the particular discount rates used.

SONOCO PRODUCTS COMPANY
Sensitivity Analysis
In the annual goodwill impairment analysis completed during the third quarter of 2024, projected future cash flows for the Plastics-Medical, Plastics-Food, and Metal Packaging reporting units were discounted at 11.5%, 10.5%, and 11.0%, respectively, and their estimated fair values were determined to exceed their carrying values by approximately 18.7%, 18.9%, and 12.6%, respectively. Based on the discounted cash flow model and holding other valuation assumptions constant, the discount rates for the Plastics-Medical, Plastics-Food and Metal Packaging reporting units would have to increase to 13.8%, 12.4%, and 12.1%, respectively, in order for the estimated fair values of the reporting units to fall below their individual carrying values. Total goodwill associated with the Plastics-Medical, Plastics-Food, and Metal Packaging reporting units was $64.9 million, $198.8 million, and $384.3 million, respectively, at September 29, 2024.
Other Critical Accounting Estimates
See Part II, Item 7, “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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
Evaluation of Disclosure Controls and Procedures
Under the supervision, and with the participation, of our management, including our Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation pursuant to Rule 13a-15(b) under the Exchange Act of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO concluded that such controls and procedures, as of September 29, 2024, the end of the period covered by this Quarterly Report on Form 10-Q, were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. For this purpose, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information that is required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting occurring during the quarter ended September 29, 2024, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
Environmental Matters
The Company has been named as a potentially responsible party (“PRP”) at several environmentally contaminated sites not owned by the Company. All of the sites are also the responsibility of other parties. The Company’s liability, if any, is shared with such other parties, but the Company’s share has not been finally determined in most cases. In some cases, the Company has cost-sharing arrangements with other PRPs with respect to a particular site. Such agreements relate to the sharing of legal defense costs or cleanup costs, or both. The Company has assumed, for purposes of estimating amounts to be accrued, that the other parties to such cost-sharing agreements will perform as agreed. It appears that final resolution of some of the sites is years away, and actual costs to be incurred for these environmental matters in future periods is likely to vary from current estimates because of the inherent uncertainties in evaluating environmental exposures. Accordingly, the ultimate cost to the Company with respect to such sites, beyond what has been accrued at September 29, 2024, cannot be determined. As of September 29, 2024 and December 31, 2023, the Company had accrued $6.9 million and $7.3 million, respectively, related to environmental contingencies. The Company periodically reevaluates the assumptions used in determining the appropriate reserves for environmental matters as additional information becomes available and, when warranted, makes appropriate adjustments.
Other Legal Matters
Information regarding other legal proceedings is provided in Note 17 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 5.	Other Information.
Insider Trading Arrangements
During the three months ended September 29, 2024, none of the Company’s officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

SONOCO PRODUCTS COMPANY

Item 6.	Exhibits.

Exhibit Index
2.1*
Equity Purchase Agreement, by and among Titan Holdings Coöperatief U.A., Titan Holdings I B.V. and Sonoco Products Company, dated June 22, 2024 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed August 23, 2024)

3.1	Restated Articles of Incorporation, as amended April 21, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed April 22, 2022)
3.2	By-Laws of Sonoco Products Company, as amended October 17, 2023 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, filed October 19, 2023)
4.1*
Seventh Supplemental Indenture, dated as of September 19, 2024, between Sonoco Products Company and Regions Bank, as Trustee, including Forms of 4.450% Notes due 2026, 4.600% Notes due 2029 and 5.000% Notes due 2034 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed September 19, 2024)

10.1*
Amended and Restated Credit Agreement, dated as of May 3, 2024, by and among the Company, Bank of America, N.A., and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 7, 2024)

10.2*
Term Credit Agreement, dated as of July 12, 2024, by and among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 16, 2024)

10.3*
364-Day Term Credit Agreement, dated as of September 16, 2024, by and among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed September 16, 2024)

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

SONOCO PRODUCTS COMPANY
(Registrant)

Date:	November 1, 2024	By:	/s/ Robert R. Dillard
Robert R. Dillard
Chief Financial Officer
(principal financial officer)

/s/ Aditya Gandhi
Aditya Gandhi
Chief Accounting Officer
(principal accounting officer)