Form 10-K
period 2024-12-31
SONOCO PRODUCTS CO
filed 2025-02-28
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting common stock held by nonaffiliates of the registrant (based on the New York Stock Exchange closing price) on June 30, 2024, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $4,956,942,593.
As of February 14, 2025, there were 98,313,581 shares of no par value common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the annual meeting of shareholders to be held on April 16, 2025, which statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference in Part III.

SONOCO PRODUCTS COMPANY
Forward-Looking Statements
Statements included in this Annual Report on Form 10-K that are not historical in nature, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the Company and its representatives may from time to time make other oral or written statements that are also “forward-looking statements.” Words such as “aim,” “anticipate,” “assume,” “believe,” “can,” “committed,” “consider,” “continue,” “could,” “develop,” “estimate,” “expect,” “forecast,” “future,” “goal,” “guidance,” “intend,” “is designed to,” “likely,” “maintain,” “may,” “might,” “objective,” “ongoing,” “opportunity,” “outlook,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “strategy,” “target,” “will,” “would,” or the negative thereof, and similar expressions identify forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements regarding:
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
•the Company’s acquisition of Titan Holdings I B.V. (“Eviosys”) and the anticipated benefits of the acquisition, including with respect to market leadership, strategic alignment, customer relationships, sustainability, innovation and cost synergies;
•effects and timing of, and anticipated costs, synergies and gains resulting from our other contemplated, pending, and completed acquisitions, including the Company’s acquisitions of Ball Metalpack Holding, LLC, renamed Sonoco Metal Packaging (“Metal Packaging”), the remaining ownership interest in RTS Packaging, LLC (“RTS Packaging”), a paper mill in Chattanooga, Tennessee (the “Chattanooga Mill”), and Inapel Embalagens Ltda. (“Inapel”);
•effects and timing of, and anticipated gains and costs, of the Company’s restructuring and portfolio simplification activities, including with respect to streamlining of the Company’s organizational structure and the Company’s contemplated, pending, and completed divestitures, including the Company’s sale of its Sonoco Sustainability Solutions (“S3”) business, its U.S. and Mexico BulkSak businesses, its South Carolina timberland properties, its Protective Solutions business (“Protexic”), and two production facilities in China, and the pending sales of its Thermoformed and Flexibles Packaging business and its global Trident business (collectively, “TFP”), and the potential divestiture of the Company’s ThermoSafe business;
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
Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management. Such information includes, without limitation, discussions as to guidance and other estimates, perceived opportunities, expectations, beliefs, plans, strategies, goals and objectives concerning our future financial and operating performance. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. Such risks, uncertainties and assumptions include, without limitation:
•ability to manage the mix of business and execute on the Company’s portfolio simplification strategy, including with respect to divestitures, such as the potential divestiture of its ThermoSafe business;
•ability to identify suitable acquisitions at the levels needed to meet growth targets;
•ability to satisfy closing conditions and close acquisitions, and to finance such acquisitions on acceptable terms;
•ability to successfully integrate newly acquired businesses, including Eviosys, into the Company’s operations, retain key employees, and realize expected cost savings, synergies and other anticipated benefits relating thereto within the expected time period, or at all;
•the potential impact of acquisitions, including the acquisition of Eviosys, on relationships with customers and other third parties;
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
2 FORM 10-K SONOCO 2024 ANNUAL REPORT

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
•ability to meet environmental, sustainability and other similar goals;
•actions of domestic or foreign government agencies, changes in laws and regulations affecting the Company, and increased costs of compliance;
•international, national, and local economic and market conditions and levels of unemployment;
•economic disruptions resulting from war and other geopolitical tensions (such as the ongoing military conflict between Russia and Ukraine and the ongoing conflicts in the Middle East), public health events, terrorist activities, and natural disasters; and
•inflation and the activities and operations in highly inflationary economies.
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
3 FORM 10-K SONOCO 2024 ANNUAL REPORT

PART I

Item 1. Business.
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
Sonoco is now a multi-billion dollar global designer, developer, and manufacturer of a variety of highly engineered and sustainable packaging serving multiple end markets. As of December 31, 2024, the Company had approximately 315 locations in 40 countries, serving some of the world’s best-known brands around the globe. Sonoco is committed to creating sustainable products, services, and programs for the environment and our customers, employees, and communities that support our corporate purpose: Better Packaging. Better Life. Our goal is to bring more to packaging than just the package by offering integrated packaging solutions that help define brand personalities, create unique customer experiences, and enhance the quality of products. We seek to help our customers solve their packaging challenges by connecting insights to innovation and developing customized solutions that are tailored to the customers’ goals and objectives.
On December 4, 2024, the Company completed the acquisition of Eviosys, Europe’s leading food cans, ends and closures manufacturer, from KPS Capital Partners, LP (“KPS”), for an aggregate purchase price of approximately $3.8 billion. The transaction advances Sonoco’s portfolio transformation strategy to simplify and realign its portfolio and position the Company for long-term growth and value creation. The transaction is expected to expand Sonoco’s global leadership in metal food can and aerosol packaging and facilitate Sonoco’s ability to partner with global customers and advance innovation and sustainability in metal packaging offerings. Following the integration process, Eviosys will transition to the Sonoco brand over the coming months and will operate under Sonoco’s Consumer Packaging segment.
On December 18, 2024, the Company announced that it had entered into an agreement to sell TFP to TOPPAN Holdings Inc. (“Toppan”) for approximately $1.8 billion on a cash-free and debt-free basis and subject to customary adjustments (the “Transaction”). The Transaction, which reflects the completion of the previously announced strategic review of Sonoco’s Thermoformed and Flexibles Packaging business, is subject to customary closing conditions, including regulatory approvals, and is expected to close in the first half of 2025. In accordance with applicable accounting guidance, the results of TFP are presented as discontinued operations in the Consolidated Statements of Income and, as such, have been excluded from both continuing operations and segment results for all periods presented in this Annual Report on Form 10-K. Further, the Company reclassified the assets and liabilities of TFP as assets and liabilities of discontinued operations in the Consolidated Balance Sheets as of December 31, 2024 and 2023. The Consolidated Statements of Comprehensive Income, Changes in Total Equity, and Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations. All amounts, percentages and disclosures for all periods presented in this Annual Report on Form 10-K reflect only the continuing operations of Sonoco unless otherwise noted. See Notes 1 and 2 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information.
(c) Description of Business –
Segment Reporting
The Company currently reports its financial results in two reportable segments – Consumer Packaging and Industrial Paper Packaging, with all remaining businesses reported as All Other. Further information about the Company’s reportable segments is provided in Note 20 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Effective January 1, 2024, the Company began conducting its recycling operations, part of the Industrial Paper Packaging segment, as a procurement function. As a result, no recycling net sales were recorded and the margin from the Company’s recycling operations reduced “Cost of sales” in the Company’s Consolidated Statements of Income for the year ended December 31, 2024 as these activities are no longer a part of ongoing major operations.
Consumer Packaging
The Consumer Packaging segment accounted for approximately 48%, 45%, and 44% of the Company’s consolidated net sales in the years ended December 31, 2024, 2023, and 2022, respectively. The operations in this segment consisted of approximately 125 plants throughout the world as of December 31, 2024. Products within the Consumer Packaging segment consist of rigid packaging (paper, metal, and plastic), primarily serving the consumer staples market focused on food, beverage, household, personal, and pharmaceutical products.
Our rigid paper containers are manufactured from 100% recycled paperboard provided primarily from Sonoco global paper operations. These paper products are primarily used in the food and beverage markets including snacks, baked goods, powdered drinks, and confectionary goods. With the acquisitions of Eviosys in December 2024 and Metal Packaging in January 2022, we expanded our manufacturing capability in steel and aluminum metal fabrication beyond our existing metal ends and closures products to include metal food and household packaging products for vegetables, tomatoes, fruit, spray cleaners, paint, and other products.
In 2024, Sonoco’s rigid paper containers were the Company’s largest revenue-producing group of products and services, representing approximately 27% of the Company’s consolidated net sales in the year ended December 31, 2024. This group comprised 28% and 25% of consolidated net sales in 2023 and 2022, respectively.
4 FORM 10-K SONOCO 2024 ANNUAL REPORT

Industrial Paper Packaging
The Industrial Paper Packaging segment accounted for approximately 44%, 44%, and 46% of the Company’s consolidated net sales in the years ended December 31, 2024, 2023, and 2022, respectively. This segment served its markets through approximately 166 plants on five continents as of December 31, 2024. Sonoco’s paper operations provide the primary raw material for the Company’s fiber-based packaging. Sonoco uses approximately 53% of the paper it manufactures, and the remainder is sold to third parties. This vertical integration strategy was supported by 21 paper mills with 27 paper machines throughout the world as of December 31, 2024. The Company also operates 17 recycling facilities in the United States capable of recycling old corrugated containers, paper, plastics, metals, and other recyclable materials that can be processed back through the Sonoco manufacturing ecosystem. In 2024, Sonoco had the capacity to manufacture approximately 2 million tons of recycled paperboard per year. Products within the Industrial Paper Packaging segment consist primarily of goods produced from recycled fiber including paperboard tubes, cores, cones and cans; partitions; paper-based protective materials; and uncoated recycled paperboard for high-end applications such as folding cartons, can board, and laminated structures.
Products across this segment support multiple end markets in consumer staples (food and beverage, food distribution, household and personal products), consumer discretionary (home building, appliances, apparel, and home furnishings), and industrials (construction and building products, and industrial distribution), as well as various other end markets.
In 2024, Sonoco’s tubes and cores products were the Company’s second largest revenue-producing group of products, representing approximately 23% of the Company’s consolidated net sales in the year ended December 31, 2024. This group comprised 23% of consolidated net sales in both 2023 and 2022.
All Other
The businesses grouped as All Other accounted for approximately 8%, 11%, and 10% of the Company’s consolidated net sales in the years ended December 31, 2024, 2023 and 2022, respectively. The operations in All Other consisted of approximately 24 plants throughout the world as of December 31, 2024. Products within the All Other businesses consist of a variety of packaging materials including plastic, paper, foam, and various other specialty materials. All Other businesses serve a wide variety of end markets including consumer staples, consumer discretionary, and industrial. On April 1, 2024, the Company completed the sale of Protexic, part of the All Other group of businesses, to Black Diamond Capital Management, LLC. This business provided foam components and integrated material solutions for various industrial end markets.
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
Patents, Trademarks, and Related Contracts – Most inventions and product and process innovations are generated by Sonoco’s development, marketing, and engineering staff, and are important to the Company’s internal growth. Patents have been granted on many inventions created by Sonoco staff in the United States and in numerous other countries. Patents, trademarks, and proprietary technology are also acquired through acquisitions and business combinations. The 2024 acquisition of Eviosys resulted in the Company acquiring trademarks including Eviosys ®, Mivisa ®, Easy Lift ®, and Bican ®, among others. Patents and proprietary technology are managed globally by a Sonoco intellectual capital management team through the Company’s subsidiary, Sonoco Development, Inc. (“SDI”). SDI globally manages patents, trade secrets, confidentiality agreements, and license agreements. Some patents have been licensed to other manufacturers, often as part of a larger agreement, such as a toll manufacturing agreement. Sonoco also licenses patents from outside companies and universities. U.S. patents typically expire twenty years after filing, and patents on new innovations replace many of the abandoned or expired patents. A second intellectual capital subsidiary of Sonoco, SPC Resources, Inc., globally manages Sonoco’s trademarks, service marks, copyrights, and internet domain names. Most of Sonoco’s products are marketed worldwide under trademarks such as Sonoco ®, SmartSeal ®, Sonotube ®, Sealclick ®, Sonopost ®, and UltraSeal ®, among others. Sonoco’s registered web domain names provide information about Sonoco, including its people, products, locations, and governance. Trademarks and domain names are licensed to outside companies, utilizing quality control metrics, where appropriate.
Seasonality – Although demand for the majority of the Company’s products is not seasonal to any significant degree, the Company’s Metal Packaging operations generally experience higher sales and operating profits during the second and third quarters of the year as demand for certain products increases during the peak of the food packaging season.
Dependence on Customers – On an aggregate basis during 2024, the five largest customers in the Consumer Packaging and Industrial Paper Packaging segments accounted for approximately 35% and 10%, respectively, of each segment’s net sales. The five largest customers in the All Other group of businesses accounted for approximately 21% of the group’s net sales.
None of the Company’s customers represented 10% or more of consolidated revenues in 2024.
Additional information regarding Sonoco’s customers is provided in Item 1A - Risk Factors under the caption “Risks Related to Competition, Customers and Suppliers.”
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
5 FORM 10-K SONOCO 2024 ANNUAL REPORT

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
Compliance with Government Regulations and Laws – The Company must comply with extensive laws, rules, and regulations in the United States and in each of the countries where it conducts business with respect to a variety of matters. Information regarding compliance with government regulations, including environmental laws, is provided in Item 1A - Risk Factors, in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Risk Management,” and in Note 18 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Culture – At Sonoco, our purpose is ingrained in our culture. In fact, it drives our culture. It drives our product development. It drives how we work with our customers and each other. It drives what we do, and the decisions we make. Our purpose isn’t just a collection of words; it represents the collective spirit of an organization focused on one thing: Better Packaging. Better Life.
Sustainability – Packaging plays a fundamental role in providing safe and hygienic delivery systems for food, medicines, and other essential products around the world. During 2024, our VP-led Global Sustainability team, which leads the Company’s global sustainability programs, became a part of our Legal & Compliance department. This change allows us to continue our focus on global sustainability efforts to provide our customers with a wide selection of sustainable products and support related disclosure requirements.
In partnership with our employees, we are committed to promoting sustainable practices in our business. We emphasize a culture of accountability and strive to conduct our business in a manner that is fair, ethical, and responsible to earn the trust of our employees.
Our sustainability goals include reducing greenhouse gas emissions, energy and water usage, the use of single use plastics, and the environmental impact of our packaging products.
We are working to continue to ensure we can make relevant on-pack recyclability claims for our consumer-based product portfolio, while also ensuring we are closing the loop through continued use of post-consumer recycled content.
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
Human Capital Management - Sonoco’s core belief in “People and Packaging with a Purpose” underlies our efforts to attract, develop, integrate, and retain talented employees for our global businesses. We bring more to packaging than just the package.
We depend on our employees to achieve our mission of creating sustainable packaging solutions that help build our customers’ brands, enhance the quality of their products, and improve the quality of life for people around the world. We work towards this goal by establishing a foundation for actions that support sustainability, health and safety, and talent development. Integrity is a hallmark of the Sonoco culture.
We seek to engage, develop, and reward our employees so they can successfully pursue our purpose of Better Packaging. Better Life. The Company believes that a strong focus on human capital through the talent we hire and retain, and the talent we gain and integrate through acquisitions, is critical to maintaining our competitiveness. This focus on human capital is reinforced by our global Policies on Business Conduct and through increasing employee awareness, education, communication, and training.
As of December 31, 2024, Sonoco had approximately 28,000 full-time equivalent employees, including approximately 6,500 who joined the Company effective December 4, 2024 in connection with the Eviosys acquisition. The majority of our employees have historically been concentrated in the United States; however, with the acquisition of Eviosys, a significant portion of our employees are also concentrated in Europe. We consider our employee relations to be strong.
We have labor unions in all regions of our operations. In North America, approximately 13.0% of our employees were represented by unions as of December 31, 2024. In Europe, many of our employees were represented by unions, work councils or other labor organizations.
We rely on the specialized qualities and talents of our employees to help us meet our strategic priorities. We have focused on attracting qualified candidates, the professional development of our employees, our promotion and compensation structure, and employee retention efforts. We made significant progress in talent acquisition during 2024 despite a challenging labor market.
People Objectives
We rely on the personal relationships and service provided by employees to support our business. As such, we believe attracting, recruiting, developing, integrating and retaining talent is vital to our success. The Company is focused on supporting our employees, and we consider the management of our talent to be essential to the ongoing success of our business. Our Board of Directors (the “Board”) and its Executive Compensation Committee and Employee & Public Responsibility Committee provide oversight of our human capital management strategy.
Health and Safety
We take the health and safety of our employees very seriously. Protecting the health and safety of our employees is a priority, and we are committed to providing a safe and healthy working environment for all our employees.
We use global and local incident data, along with a strong set of leading indicators, to create program and safety improvement action plans to reduce exposures that lead to at-risk situations. Injury rates in 2024 were generally stable year over year with decreases observed in total injuries, high potential injuries and serious injuries compared to 2023. We continue to focus on preventing serious and disabling injuries across the organization and have demonstrated progress in reducing exposure to high-risk hazards within the manufacturing operations. Focused audit processes, detailed standards, executive leadership, and dedicated capital are focused on driving long-term exposure reductions, with a 97% completion rate on our annual safety improvement plans as of December 31, 2024. Our global Doing Safety Differently initiative focuses on further strengthening the culture around safety leadership and employee engagement. In addition, our Making Decisions Differently initiative, which we started in October 2023, aims to enhance employees’ ability to make better safety decisions on the manufacturing floor. This is the largest training initiative in the history of the company with over 12,000 employees starting the program in the past 15 months. We expect this initiative to positively impact our safety, quality and productivity by increasing engagement using improved decision making techniques.
6 FORM 10-K SONOCO 2024 ANNUAL REPORT

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
Talent Development
Attracting, developing, integrating, and retaining talented employees is critical to our success and is an integral part of our human capital strategy. We have created a Global Talent Acquisition and Organizational Development team to provide a more holistic approach to managing the employee lifecycle through continuous training and comprehensive succession planning. Our focus continues to be on hiring, developing, integrating and promoting talent based on a set of core competencies that drives high performance. Our training and development efforts include SONOCO University, our internal learning platform that offers a wide array of in-person and online learning opportunities to build employee competencies. Our professional training staff curates and delivers foundational leadership training to our employees to focus on leadership development as a core competency. We also utilize external organizations and local universities to support our development needs. We have apprenticeship programs with local technical schools and high schools. Other key components of our talent management system include coaching and a formal mentorship program for emerging leaders and high-potential employees. In addition, we conduct regular talent succession assessments along with individual performance reviews for salaried employees in which managers provide regular feedback and coaching to assist with the development of our employees, including the use of individual development plans to assist with individual career development.
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

7 FORM 10-K SONOCO 2024 ANNUAL REPORT

Information About our Executive Officers –

Name	Age	Position and Business Experience for the Past Five Years
Executive Officers
R. Howard Coker	62	Director, President and Chief Executive Officer since 2020. Previously, Senior Vice President, Global Paper and Industrial Converted Products, 2019-2020; Senior Vice President, Rigid Paper Containers and Paper/Engineered Carriers International, 2017-2018; Group Vice President, Global Rigid Paper and Closures, and Paper and Industrial Converted Products, EMEA, Asia, Australia / New Zealand, 2015-2017. Joined Sonoco in 1985. Mr. Coker is the brother-in-law of J.R. Haley, Chairman of Sonoco’s Board of Directors.
Jerry A. Cheatham	62	Interim Chief Financial Officer since January 2025 and Vice President Global Finance, Industrial Paper Packaging since 2022. Previously, Staff Vice President of Finance, Industrial North America, 2019-2022; Director of Finance - Global Tubes and Cores, 2015-2022. Joined Sonoco in 1988.
Rodger D. Fuller	63	Chief Operating Officer since 2022. Previously, Executive Vice President, Global Industrial and Consumer, 2020-2022; Senior Vice President, Global Consumer Packaging, Display and Packaging and Protective Solutions, 2019-2020; Senior Vice President, Paper/Engineered Carriers U.S./Canada and Display and Packaging, 2017-2018. Joined Sonoco in 1985.

John M. Florence, Jr.	46
General Counsel, Secretary, and Vice President and General Manager, Industrial Paper Packaging, North America since 2025. Previously, General Counsel, Secretary, Vice President and General Manager, Converted Paper Products, North America, 2022-2025; Vice President, General Counsel, Human Resources and Secretary, 2019-2022. Corporate Vice President, General Counsel and Secretary, 2016-2019. Joined Sonoco in 2015.

Sean Cairns	54	President, Global Rigid Paper Packaging since 2022. Previously, Vice President and General Manager, Rigid Paper Products Europe, 2008-2022. Joined Sonoco in 2008.
Russell K. Grissett	55	President, Global Flexibles and Thermoforming since 2024. Previously, President, Global Flexibles Division, 2022-2023; Vice President and General Manager, Global Flexibles, 2019-2022; Vice President and General Manager, Global Protective Solutions, 2017-2019. Joined Sonoco in 1993.
James A. Harrell III	63
President, Global Industrial Paper Packaging Division since 2022. Previously, Vice President, Industrial Americas, Asia and Conitex, 2020-2022; Vice President Tubes & Cores, US and Canada, 2016-2020. Joined Sonoco in 1985.

Ernest D. Haynes III	52	President, Sonoco Metal Packaging Division since 2022. Previously, Vice President, Rigid Paper Containers, North America, 2021-2022; Division Vice President and General Manager of Rigid Paper and Containers, North America, 2018-2021. Division Vice President and General Manager of Tubes and Cores, U.S. and Canada, 2015-2018. Joined Sonoco in 1997.
Andrea B. White	50
Vice President, Global Human Resources since 2023. Previously, Vice President, Global Operational Excellence, and Interim Head of Global IT, 2022-2023; Vice President, Global Operational Excellence (Operations, Commercial, Automation & Maintenance), 2022; Vice President, Global Talent, Operational and Commercial Excellence – HR Chief of Staff, 2021; Senior Director, Global Organizational Development/Operational Excellence, 2020. Joined Sonoco in 2006.

Adam Wood	56	Vice President, Paper Products-Europe since 2022. Previously, Vice President, Paper and Industrial Converted Products, EMEA, Australia and New Zealand, 2015-2022. Joined Sonoco in 2003.

8 FORM 10-K SONOCO 2024 ANNUAL REPORT

Item 1A. Risk Factors.
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
We have operations throughout North and South America, Europe, Australia and Asia, with approximately 315 owned and leased facilities in 40 countries as of December 31, 2024. In 2024, approximately 33% of consolidated sales came from operations outside of the United States, and we significantly expanded our international operations with the acquisition of Eviosys in December 2024. Management of global operations is extremely complex, and operations in foreign countries are subject to local statutory and regulatory requirements, differing legal environments, and other additional risks that may not exist, or be as significant, in the United States. These additional risks, which can vary substantially by country and by region, can adversely affect our business operations and financial results, and include, without limitation:
•foreign currency exchange rate fluctuations and foreign currency exchange controls;
•hyperinflation and currency devaluation;
•possible limitations on conversion of foreign currencies into dollars, or payment of dividends and other payments by non-U.S. subsidiaries;
•tariffs, non-tariff barriers, duties, taxes, government royalties, including the imposition or increase of withholding and other taxes on remittances and other payments by non-U.S. subsidiaries, or other restrictions on foreign trade or changes in restrictions on trade between the United States and the countries where Sonoco’s products are manufactured or sold;
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
•high social benefit costs for labor, including more expansive rights of foreign unions and works councils, and costs associated with restructuring activities;
•national and regional labor strikes;
•changes in immigration and labor laws that may adversely impact our access to technical and professional talent;
•difficulties in staffing and managing international operations;
•geographic, language, and cultural differences between personnel in different areas of the world;
•differences in local business practices;
•foreign governments’ restrictive trade policies, customs, import/export and other trade compliance regulations;
•compliance with and changes in applicable foreign laws and regulations, including with respect to data privacy, artificial intelligence (“AI”), consumer protection, environmental and antitrust matters;
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
•supply chain and distribution challenges, including fluctuations in shipping costs, limitations on shipping and receiving capacity, and other supply chain and distribution disruptions;
•difficulty in collecting international accounts receivable and potentially longer payment cycles;
•the potential for nationalization or expropriation of our enterprises or facilities without appropriate compensation; and
•political, social, legal and economic instability, civil unrest, war and other geopolitical tensions (such as the ongoing conflicts between Russia and Ukraine and in the Middle East), catastrophic events, acts of terrorism, and health emergencies or widespread outbreaks of infectious diseases (such as COVID-19).
As discussed further elsewhere in this Annual Report on Form 10-K and in our other filings with the SEC, some of these risks have already affected us.
Global economic conditions and disruptions in the credit markets could adversely affect our business, financial condition, and results of operations.
We have extensive international operations and are dependent on customers and suppliers that operate in local economies around the world. In addition, we access global credit markets as part of our capital allocation strategy. Adverse global macroeconomic conditions could adversely impact our ability to access credit, or the price at which funding could be obtained. Likewise, uncertainty about or a decline in global or regional economic conditions has in the past and could in the future have a significant impact on the financial stability of our suppliers and customers, and has and can in the future adversely impact demand for our products. For example, during the COVID-19 pandemic, we previously experienced adverse effects on customer stability and demand for our products. Potential effects on us include financial instability, inability to obtain credit to finance operations, and insolvency.
9 FORM 10-K SONOCO 2024 ANNUAL REPORT

We are subject to governmental export and import control laws, economic sanctions, anti-corruption laws and other regulations in certain jurisdictions where we do business that could subject us to liability or impair our ability to compete in these markets.
Certain products are subject to export control laws and regulations and may be exported only with an export license or through an applicable export license exception. If we fail to comply with export licensing, customs regulations, economic sanctions or other laws, we could be subject to substantial civil or criminal fines and penalties, including economic sanctions against us, disgorgement of profits, injunctions, incarceration for responsible employees and managers, the possible loss of export or import privileges, lawsuits and other remedial measures, and reputational harm. In addition, if our distributors fail to obtain appropriate import, export or re-export licenses or permits, we may also be materially and adversely affected through reputational harm and penalties. Obtaining the necessary import, export, and re-export licenses for a particular sale may be time-consuming and expensive and could result in the delay or loss of sales opportunities.
Furthermore, export control laws and economic sanctions may prohibit the shipment of certain products to, and related transactions involving, embargoed or otherwise sanctioned countries, governments and persons, and may prohibit us from engaging in certain activities in connection with such countries, governments, and persons. Despite our efforts to ensure compliance with applicable law, we cannot guarantee that a violation of export control laws or economic sanctions will not occur. A prohibited shipment, transaction, or activity could have adverse consequences, including government investigations, inquiries, or subpoenas, penalties, fines, civil and criminal sanctions, and reputational harm. Any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons, activities, or technologies targeted by such regulations, could decrease our ability to export or sell our products internationally. Any limitation on our ability to export or sell our products could adversely affect our business. For example, in 2022, following Russia’s invasion of Ukraine and the imposition of economic sanctions against Russia by the United States and other countries, we finalized the exit from our operations in Russia, which consisted of two small manufacturing operations, and incurred asset impairment charges as a result of our exit. We also ceased sourcing from Russian suppliers. As part of the Eviosys acquisition, we acquired certain existing operations in Russia. While we are still evaluating these operations, Russia carries a heightened risk from an export controls and sanctions perspective, including export control restrictions and restrictions concerning transactions involving sanctioned persons and the provision of certain services and investments. These export control and sanctions restrictions may impair our ability to leverage these Russian operations and adversely affect its financial condition. We expect that continuing to operate in Russia in compliance with applicable U.S., EU, UK, and other laws and regulations will require us to expend substantial resources and devote significant management attention. Any failure to comply with applicable requirements could expose us to significant penalties, expenses incurred relating to government investigations, inquiries, or subpoenas, and reputational harm. Although we have policies and procedures in place to promote compliance with such laws, there can be no assurance that they will be followed at all times or effectively detect and prevent all a violations of export control laws and economic sanctions in connection with these operations in Russia will not occur. U.S., EU, UK, and other economic sanctions, export controls and related laws and regulations may increase and make continuing such Russia operations impracticable or impossible.
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
Further, our operations are subject to anti-corruption laws and sanctions regulations concerning both private and public-sector corruption in various jurisdictions where we do business. The nature of our operations may bring us, our employees and third parties acting on our behalf into contact with government officials, including employees of state-owned business enterprises and others who may be considered government officials under applicable anti-corruption laws. Although we have policies and procedures in place to promote compliance with such laws, there can be no assurance that they will be followed at all times or effectively detect and prevent all violations of applicable laws by our employees, consultants, third parties or others for which we could be held responsible.
Changes in United States trade policies and global regulations, as well as the overall uncertainty surrounding international trade relations, could materially and adversely affect our consolidated financial condition and results of operations.
We continue to face uncertainty with respect to trade relations between the United States and many of its trading partners. For example, the United States and China have imposed significant tariffs on certain products in recent years, and the current administration has proposed and in some cases implemented further increase of tariffs on Chinese and other foreign imports into the United States. Such tariffs have had, and we expect that they will continue to have, an adverse effect on our costs of products sold and margins in our North America operations. Additional measures targeting U.S. trade with China, including the expansion of U.S. export controls targeting China and Chinese companies, could potentially have an adverse effect on our consolidated financial condition and results of operations.
In addition, in July 2020, the United States-Mexico-Canada Agreement, which replaced the North American Free Trade Agreement, became effective. In response to this agreement, other countries may change their own trade policies, including the imposition of additional tariffs and quotas, which could also adversely affect our business outside the United States. If further tariffs are imposed on a broader range of imports, further retaliatory trade measures are taken by countries in response to tariffs, or efforts are made to withdraw from or substantially modify such agreements, then we may be required to raise our prices or incur additional expenses, which may result in the loss of customers and harm our sales, earnings, business, financial condition, and results of operations.
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
10 FORM 10-K SONOCO 2024 ANNUAL REPORT

Currency exchange rate fluctuations may adversely affect our results of operations and shareholders’ equity.
Fluctuations in currency exchange rates can cause, and have in the past caused, translation, transaction and other losses that can unpredictably and adversely affect our consolidated results of operations. Our reporting currency is the U.S. dollar. However, as a result of operating globally, a portion of our consolidated net sales, costs, assets, and liabilities are denominated in currencies other than the U.S. dollar. In our consolidated financial statements, we translate the local currency financial results of our foreign operations into U.S. dollars based on their respective exchange rates. Depending on the direction, changes in those rates will either increase or decrease net sales, costs, net income, and other balances reported in U.S. dollars. Our acquisition of Eviosys increases our exposure to the effects of such changes. Although we monitor our exposures and, from time to time, may use forward currency contracts to hedge certain forecasted foreign currency transactions or foreign currency denominated assets and liabilities, our hedging activities do not completely insulate us from the effects of foreign currency fluctuations and also expose us to counterparty risk of nonperformance.
Changes in domestic and global economic conditions may have an adverse impact on our business operations and financial results.
Because of the nature of our products and services, general economic downturns in the United States and globally can adversely affect our business operations and financial results. Current global economic challenges, including inflationary pressures, supply chain disruptions, currency fluctuations, geopolitical uncertainty, military conflicts, increased interest rates and recession risks, as well as the rising debt levels of the United States and other countries, are likely to continue to put pressure on the economy, and on us. For example, during 2022 and 2023, the U.S. Federal Reserve raised its benchmark interest rate to combat inflation. Although the Federal Reserve lowered rates by a total of 100 basis points in three separate actions in September, November, and December 2024, and has indicated that it expects to further reduce interest rates in 2025, high interest rates may persist and may, among other things, reduce the availability and increase the costs of obtaining new variable rate debt and refinancing existing indebtedness, and adversely impact our financial condition and results of operations. Additionally, such increases in rates put additional pressure on consumers and the economy in general, which can in turn lead, and has in recent periods led, to reduced consumption of products incorporating our packaging. Bank failures or issues in the broader U.S. or global financial systems may have an impact on the broader capital markets and, in turn, our ability to access those markets. As evidenced in recent years, changes in fiscal and monetary policies and tightening of credit availability and financial difficulties, leading to declines in consumer and business confidence and spending, may adversely affect us, or our customers, suppliers, and distributors. When such conditions exist, customers may delay, decrease or cancel purchases from us, and may also delay payment or fail to pay us altogether. Suppliers may have difficulty filling our orders and distributors may have difficulty getting our products to market, which may affect our ability to meet customer demands, and result in loss of business. Weakened global economic conditions may also result in unfavorable changes in our product price/mix and lower profit margins. We have experienced most of these conditions to some extent as a result of the global economic impact of the pandemic. All of these factors may have a material and adverse effect on our business, results of operations, financial condition, and prospects.
Risks Related to Manufacturing Operations
Raw materials, energy and other price increases or shortages may impact our results of operations.
As a manufacturer, our sales and profitability are dependent on the availability and cost of raw materials, labor, and other inputs. Most of the raw materials we use are purchased from third parties. Principal examples are recovered paper, paperboard, steel, aluminum and plastic resins. Prices and availability of these raw materials are subject to substantial fluctuations that are beyond our control due to factors such as changing economic conditions, inflation, currency and commodity price fluctuations, tariffs, resource availability, transportation costs, weather conditions and natural disasters, war, political unrest and instability (such as the ongoing conflicts between Russia and Ukraine and in the Middle East), and other factors impacting supply and demand pressures. Increases in costs can have an adverse effect on our business and financial results. Our performance depends, in part, on our ability to pass on cost increases to our customers by raising selling prices and to offset the impact by improving productivity. Although many of our long-term contracts and non-contractual pricing arrangements with customers permit limited price adjustments to reflect increased raw material costs, such adjustments may not occur quickly enough, or be sufficient to prevent a material and adverse effect on net income and cash flow. Furthermore, we may not be able to improve productivity or realize sufficient savings from our cost reduction initiatives to offset the impact of increased costs.
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
11 FORM 10-K SONOCO 2024 ANNUAL REPORT

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
Although we take measures to minimize the risks of disruption at our facilities, we from time to time encounter an unforeseen material operational disruption in one of our major facilities, which could adversely impact production and our financial results. Such a disruption could occur as a result of any number of events including but not limited to: political events, trade and other international disputes, war (such as the ongoing conflict between Russia and Ukraine as well as the economic sanctions related thereto, and the ongoing conflicts in the Middle East), terrorism, industrial accidents, major equipment failure, labor stoppages, transportation failures affecting the supply and shipment of materials, disruptions at our suppliers, fire, severe weather conditions (including as a result of climate change), natural disasters and disruptions in utility services, as well as disruptions related to localized or widespread public health events (including epidemics or pandemics, such as the COVID-19 pandemic). These types of disruptions could materially and adversely affect our earnings to varying degrees depending upon the facility, the duration of the disruption, and our ability to shift business to another facility or find alternative sources of materials or energy. Any losses due to these events may not be covered by our existing insurance policies or may be subject to certain deductibles.
Risks Related to Acquisitions, Divestitures and Joint Ventures
We may fail to realize expected benefits from our acquisitions, which could have an adverse effect on our financial condition and results of operations.
We continually evaluate potential acquisitions and strategic investments that are significant to our business both in the United States and internationally. We have invested a substantial amount of capital in acquisitions, joint ventures, and strategic investments, including our acquisition of Eviosys in December 2024, the acquisitions of the Chattanooga Mill and the remaining equity interest in RTS Packaging in September 2023, and the acquisition of Metal Packaging in January 2022, and we expect that we will continue to evaluate potential acquisitions, joint ventures, and strategic investments in the future. Acquisitions, joint ventures, and strategic investments involve numerous risks. As has happened from time to time in the past, acquired businesses may not achieve the expected levels of revenue, profitability or productivity, or otherwise perform as expected, and acquisitions may involve significant cash expenditures, debt incurrence, operating losses, and expenses that could have a material and adverse effect on our financial condition and results of operations. Acquisitions also involve special risks, including, without limitation, the potential assumption of unanticipated liabilities and contingencies, and the challenges of effectively integrating acquired businesses.
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
•challenges associated with the operation of new, different or more complex operations;
•challenges associated with integrating legacy compliance programs;
•difficulties in maintaining uniform standards, controls, procedures, and policies;
•difficulties in servicing and repaying indebtedness and limitations on flexibility from the financing of acquisitions;
•potential failure to anticipate delays or restrictions resulting from regulatory review or required approvals;
•potential failure to consummate an acquisition;
•potential failure to identify material problems and liabilities during due diligence review of acquisition targets; and
•potential failure to obtain sufficient indemnification rights to fully offset possible liabilities associated with acquired businesses.

12 FORM 10-K SONOCO 2024 ANNUAL REPORT

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
We have made numerous acquisitions in recent years and have been actively considering new acquisitions that provide meaningful opportunities for growth. However, we may not be able to identify suitable acquisition candidates or complete acquisitions on acceptable timing, terms, and conditions. Other companies in our industries have similar investment and acquisition strategies to ours, and competition for acquisitions may intensify. If we are unable to identify acquisition candidates that meet our criteria, our potential for growth may be restricted. Even if we do identify acquisition candidates that we believe meet our criteria, we may be unable to complete such acquisitions in a timely manner, on desirable terms or at all, including as a result of an inability to satisfy related closing conditions or obtain necessary government consents, or the expiration or termination of applicable regulatory waiting periods. For example, our ability to close certain of our prior acquisitions have in some cases been delayed due to regulatory review or other constraints. Our efforts to identify suitable acquisition candidates, even if successful, could also cause us to incur substantial search and transaction fees, divert the time and attention of our management, or fail to identify due diligence or other issues affecting the value and suitability of potential acquisition targets. Any of these results could have a material and adverse effect on our business, results of operations, financial condition, and prospects.
In connection with acquisitions, joint ventures, divestitures, or other strategic transactions, we may become subject to liabilities and legal claims.
In connection with acquisitions, joint ventures, divestitures, or other strategic transactions, we have in the past, and may in the future, become subject to liabilities or legal claims, including but not limited to: third party liability and other tort claims; claims for breach of contract; employment-related claims; environmental, health, and safety liabilities, conditions or damage; permitting, regulatory or other legal compliance issues (such as potential liabilities arising from anti-corruption laws and sanctions regulations); claims for contractual indemnification; or tax liabilities. In addition, we may assume risks and liabilities that our due diligence investigations with respect to acquisitions, joint ventures, and other strategic transactions fail to identify, including issues relating to inadequate internal controls and procedures relating to accounting, finance, cybersecurity, and data protection controls issues. If we become subject to any of these liabilities or claims with respect to any acquisition, joint venture, divestiture, or other strategic transaction, and they are not adequately covered by insurance or an enforceable indemnity or similar agreement from a creditworthy counterparty, we may be responsible for significant out-of-pocket expenditures. Such underinsured or non-indemnified liabilities, if they materialize, could have a material and adverse effect on our business, financial condition, and results of operations.
We may encounter difficulties restructuring operations or closing or disposing of facilities, assets or businesses.
From time to time, we have closed higher-cost facilities, implemented reductions in force, sold non-core assets and businesses, and otherwise restructured operations, and are likely to do so again in an effort to improve cost competitiveness and profitability and reduce leverage. For example, in 2024 we completed the divestiture of Protexic, which manufactured molded expanded polypropylene and expanded polystyrene foam components serving the automotive, electronics, appliances, and other markets, reached an agreement to sell TFP, and we have initiated a review of strategic alternatives for our ThermoSafe business. In addition, in 2024, we permanently closed our uncoated paperboard mill operations in Sumner, Washington as part of our strategy to rationalize our mill network and lower operating costs. In 2023 we divested our U.S. and Mexico BulkSak businesses, sold our timberland properties, and closed several high-cost operations. As a result, restructuring and divestiture costs have been, and are expected to continue to be, a recurring component of our operating costs, the magnitude of which could vary significantly from year to year depending on the scope of such activities. Divestitures and restructuring may result, and have in the past resulted, in significant financial charges for the write-off or impairment of assets, including goodwill and other intangible assets. Furthermore, such activities may divert the attention of management, disrupt our ordinary operations, or result in a reduction in the volume of products produced and sold, and the impact of divestitures on our revenue growth may be larger than we anticipate if we experience greater dis-synergies than we expect. In addition, in cases where we seek to divest or otherwise dispose of certain facilities, operations, assets, or other components of our business, we may be unable to find buyers or alternative exit strategies on acceptable terms, in a timely manner or at all, and we may dispose of facilities, operations, assets, or other components of our business at prices or on terms that are less desirable than we had anticipated. Moreover, we may be prevented from completing dispositions as a result of our own or our counterparties’ failure to satisfy pre-closing conditions or obtain necessary regulatory or government approvals. We may also be exposed to continuing financial risks from any businesses we divest, including as a result of continuing equity ownership, guarantees, indemnities, responsibility for environmental clean-up, or other financial obligations. There is no guarantee that any such activities will achieve our goals, and if we cannot successfully manage the associated risks, our financial position and results of operations could be adversely affected.
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
13 FORM 10-K SONOCO 2024 ANNUAL REPORT

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
We sell our products in highly competitive markets. We regularly bid for new and continuing business, and being a responsive, high-quality, low-cost producer is a key component of competing effectively. We also face competition that may be larger, more diversified, or better funded than us. These competitive advantages may enable our competition to adapt more quickly to changing customer or consumer preferences; changes brought about by public health events, supply chain constraints, inflationary pressures, currency fluctuations, geopolitical uncertainty, and increased interest rates; or the introduction of new products, technologies, and equipment, including advanced technologies such as AI. For example, growing use of AI by our competitors could disrupt our business model and lower the barriers to entry in the markets we serve. If our competitors invest in, develop and utilize AI tools more effectively than us to innovate and introduce go-to-market solutions more rapidly and compete more effectively on quality and price, we could lose business and the profitability of our business could be reduced. We have started to cautiously introduce certain AI capabilities via Microsoft CoPilot in our environment, and some of our business solution partners have also added AI capabilities to their tooling, but usage is still minimal. Any impact arising from the use of AI by our competitors, as well as the loss of business from our larger customers, customer changes to alternative forms of packaging, or renewal of business with less favorable terms, could have a significant and adverse effect on our results of operations.
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
Each of our segments has large customers, and the loss of any of these could have a significant and adverse effect on the segment’s sales and, depending on the magnitude of the loss, our results of operations and financial condition. Although a majority of our master customer contracts are long-term, they are terminable under certain circumstances, such as our failure to meet quality, pricing, or volume requirements, and the contracts themselves often do not require a specific level of purchasing. There is no assurance that existing customer relationships will be renewed at the same level of production, or at all, at the end of the contract term. Furthermore, the loss of any of our major customers, a reduction in their purchasing levels, or an adverse change in the terms of supply agreements with these customers could reduce our net sales and net income. Continued consolidation of our customers could exacerbate any such loss. For more information on concentration of sales volume in our reportable segments, see Item1(c), “Description of Business—Other Aspects of the Company’s Business—Dependence on Customers.”
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
For many of our businesses, organic growth depends on product innovation, new product development, and timely response to constantly changing consumer demands and preferences. Sales of our products and services depend heavily on the volume of sales made by our customers to consumers. Consumer preferences for products and packaging formats are constantly changing based on, among other factors, cost and convenience; and health, environmental and social concerns and perceptions. Our failure, or the failure of our customers, to develop new or better products in response to changing consumer preferences in a timely manner and attractive cost may hinder our growth potential and affect our competitive position, and adversely affect our business and results of operations.
14 FORM 10-K SONOCO 2024 ANNUAL REPORT

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
We manufacture packaging products for foods, as well as products used in construction and industrial manufacturing. Adverse or varying weather conditions associated with climate change have impacted, and could in the future impact, crop yields and harvest timing, which in turn could impact the level and timing of demand for our containers. In addition, poor or extreme weather conditions have temporarily impacted, and could in the future temporarily impact, the level of construction and industrial activity and impact the efficiency of our manufacturing operations. Weather-related events, such as hurricanes, droughts, hail, frost, fires and floods, which may increase in frequency and severity due to climate change, have and could in the future result in lost production, supply chain disruptions, and increased material costs. Such disruptions could have, and have in the past had, a material and adverse effect on our results of operations.
There has been increased focus from investors, customers, the general public, and governmental and nongovernmental authorities on climate change and GHG emissions. The increasing concern over climate change has resulted, and will continue to result, in transition risks such as shifting customer preferences in favor of more environmentally friendly products, which we may be unable to address, and increased regulation intended to reduce overall GHG emissions. Such rules and regulations could include, among other things, cap-and-trade programs, carbon taxes, and mandates within certain industries or activities to reduce GHG emissions. In the United States, the Environmental Protection Agency has issued a number of regulations under the Clean Air Act with the goal of reducing GHG emissions. Some of our facilities are subject to these regulations, and compliance with such rules and any other regulatory responses to climate change could in the future significantly increase costs and add complexity to our operations.
Additionally, in the United States, several states where we operate manufacturing facilities have enacted or are in the process of enacting regulations limiting GHG emissions or implementing cap-and-trade programs. Our facilities currently fall outside of the scope of these regulations but may be impacted in the future. Several of our manufacturing facilities outside of the United States have entered into GHG emissions trading programs as a result of local regulations. Certain countries where we have manufacturing facilities have set GHG reduction targets to align with an agreement signed in April 2016 between 170 countries establishing a framework to reduce global GHG emissions (also known as the “Paris Agreement”), that became effective in November 2016. Many of the other countries where we conduct business are developing or are expected to develop similar climate change related regulations. To the extent our facilities become subject to additional or changing regulations related to GHG emissions in the United States or internationally, compliance with such regulations could significantly increase costs and add complexity to our operations and limit our flexibility, which could have a material and adverse effect on our business, results of operations, financial condition, and prospects.
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
Expectations relating to ESG issues, including related reporting obligations, could expose us to potential liabilities, increased costs, reputational harm, and other adverse effects on our business.
In order to align with customer and other stakeholder expectations, we have voluntarily established and publicly disclosed our GHG reduction targets and other environmental, social and governance (“ESG”) goals and sustainability targets. These targets could prove more costly or difficult to achieve than we expect, and we may be unable to achieve these targets at acceptable cost or at all. If we are unable to meet these targets and goals on our projected timelines or at all, whether as a result of cost, operational or technological limitations, or if such targets or our progress against them are not perceived to be sufficiently robust, our reputation, as well as our relationships with investors, customers and other stakeholders, could be harmed, which could in turn adversely affect our business, results of operations and prospects. In addition, not all of our competitors may seek to establish climate or other ESG targets and goals, or may not establish targets and goals that are comparable to ours, which could result in our competitors achieving competitive advantages through lower supply chain or operating costs, which could adversely affect our business, results of operations, financial condition and prospects.
In addition, ESG matters have recently been the subject of increased regulatory and stakeholder attention, and emerging and evolving regulatory requirements and frameworks regarding ESG matters. The changes to existing or imposition of new laws, regulatory requirements, policies, international accords or changing interpretations thereof, changes in the enforcement priorities of regulators, and differing or competing regulations and standards across the markets where we manufacture, distribute and sell our products, as well as relating to
15 FORM 10-K SONOCO 2024 ANNUAL REPORT

matters beyond our core products, including environmental sustainability, climate change, human capital and employment matters, has in the past and could continue to result in higher production and manufacturing costs, compliance costs, capital expenditures and other costs, resulting in adverse effects on our business. In addition, we expect to need to be prepared to contend with overlapping, yet distinct, climate-related disclosure requirements in multiple jurisdictions. For instance, the State of California has enacted legislation that requires greater transparency on climate-related matters, including legislation that will require large U.S. companies doing business in California to make broad-based climate-related disclosures starting as early as 2026, and other states are also considering new climate change disclosure requirements. In the European Union, the Corporate Sustainability Reporting Directive, which became effective in 2023, applies to both E.U. and non-E.U. in-scope entities and would require them to provide expansive disclosures on various sustainability topics. We are assessing our obligations under these laws and expect that compliance with these and other future reporting obligations could require substantial cost and effort. Collecting, measuring, and reporting ESG information and metrics can be costly, difficult, and time-consuming, are subject to evolving reporting standards and interpretive guidance, and can present numerous operational, reputational, financial, legal, and other risks. Globally, a lack of harmonization in relation to ESG legal and regulatory reform across the jurisdictions in which we operate may increase the cost and difficulty of implementing and complying with rapidly developing ESG reporting standards and requirements, and any failure to comply with such legislation and regulations could result in fines to us and could adversely affect our business, financial condition, results of operations, and cash flows.
At the same time, compliance with ESG-related rules and efforts to meet increasingly divergent stakeholder expectations on business practices and company activities, including related to ESG matters, may place strain on our employees, systems, and resources. Within and among different stakeholder groups, including shareholders, customers, government regulators and actors and employees, there are differing views on sustainability and ESG matters, which increases the risk that any action or lack thereof with respect to sustainability or ESG matters will be perceived negatively by at least some stakeholders, could result in reputational harm, litigation, enforcement actions or other adverse consequences which may adversely impact our business. The current sociopolitical landscape has led to rapid and unpredictable shifts in public sentiment, which has resulted in dynamics that increase the risk of reputational damage, boycotts and shifts in consumer behavior, and we may not be able to align our practices with such evolving expectations within the timeframes expected by stakeholders or regulators, or without incurring significant costs to our business and reputation. This could adversely affect our sales and profitability, our ability to attract or retain employees, and our attractiveness as an investment, supplier, or business partner. Our ability to respond effectively, sensitively, and authentically to the expectations of our stakeholders is key to mitigating these risks. In addition, we could experience adverse effects on our reputation, business, and results of operations if we are targeted by those who disagree with our public positions on ESG issues or who inaccurately perceive or mischaracterize our public positions and disclosures on these topics. If we do not successfully manage ESG-related expectations across stakeholders, it could erode stakeholder trust, impact our reputation, and adversely affect our business, financial condition, results of operations and cash flows.
We are subject to costs and potential liabilities related to environmental, health and safety, and corporate social responsibility laws and regulations that could adversely affect our results of operations.
We must comply with extensive and sometimes inconsistent laws, rules, and regulations in the United States, Europe, United Kingdom, and in each of the other countries in which we do business regarding the environment, health and safety, and corporate social responsibility. Compliance with these laws and regulations can require significant expenditures of financial and employee resources.
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
In addition, existing laws and regulations could be revised or reinterpreted, and new laws and regulations could be adopted or become applicable to us or our facilities, thereby impacting the cost of compliance. Further, in June 2024, the U.S. Supreme Court overturned the Chevron deference doctrine, which provided for judicial deference to an administrative agency’s reasonable statutory interpretation of regulations in litigation against those agencies. As a result, there is additional uncertainty going forward regarding current and future regulatory interpretations of the laws.
We have incurred in the past, and may incur in the future, fines, penalties and legal costs relating to environmental matters, and costs relating to the damage of natural resources, lost property values and toxic tort claims. We have made expenditures to comply with environmental regulations and expect to make additional expenditures in the future. As of December 31, 2024, approximately $7.0 million was reserved for environmental liabilities. Such reserves are established when it is considered probable that we have some liability. However, because the extent of potential environmental damage, and the extent of our liability for the damage, is usually difficult to assess and may only be ascertained over a long period of time, our actual liability in such cases may end up being substantially higher than the currently reserved amount. Accordingly, additional charges could be incurred and could have a material and adverse effect on our results of operations and financial condition.
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
In addition, our operations and those of our suppliers are governed by regulations focused on “conflict minerals” and restrictions on other materials. Disclosure regulations relating to the use of conflict minerals sourced from the Democratic Republic of the Congo and adjoining countries could affect the sourcing, availability, and cost of materials used in the manufacture of some of our products. We also incur costs associated with supply chain due diligence, and, if applicable, potential changes to products, processes, or sources of supply as a result of such due diligence. Because our supply chain is complex, we may also face reputational risk with our customers and other stakeholders if we are unable to sufficiently verify the origins of all such minerals used in our products.
Changes to laws and regulations dealing with environmental, health and safety, and corporate social responsibility issues (e.g., sustainability) are made or proposed with some frequency, and some of the proposals, if adopted, might, directly or indirectly, result in a material reduction in
16 FORM 10-K SONOCO 2024 ANNUAL REPORT

the results of operations of one or more of our operating units. For example, we may be subject to future policy changes and regulations that discourage the use of single-use plastics and packaging containing per- and polyfluoroalkyl substances (PFAs), mandate certain waste management practices, recycling or the use of recycled content, or place limitations on certain kinds of packaging materials. Such regulations could both result in customers switching to other packaging formats, and therefore result in lost revenue, and result in increased costs associated with sourcing recycled resins and designing and producing products with enhanced recyclability. These or any other such policy changes or new regulations are uncertain and we cannot predict the impact on our markets or the amount of additional capital expenditures or operating expenses that could be necessary for compliance.
Further, future compliance with existing, developing and new laws and requirements has the potential to disrupt our business operations and may require significant expenditures, and our existing reserves for specific matters may not be adequate to cover future costs and we may have to increase our reserves. We could also incur substantial liabilities, including fines or sanctions, enforcement actions, natural resource damages claims, cleanup and closure costs, and third-party claims for property damage and personal injury under environmental and other laws. We have insurance coverage, subject to applicable deductibles or retentions, policy limits and other conditions, for certain environmental matters; however, we may not be successful with respect to any claim regarding these insurance or indemnification rights and, if we are successful, any amounts paid pursuant to the insurance or indemnification rights may not be sufficient to cover all our costs and expenses. To the extent that we face unforeseen compliance costs or remediation expenses or liabilities that are not covered by insurance, we may bear the full effect of such costs, expenses and liabilities, which could materially adversely affect our results of operations and financial condition. Further, we may not be able to obtain future insurance coverage at current levels or at all, and our premiums may increase significantly. The cost of coverage may increase to an extent that we may choose to reduce our policy limits, increase our deductibles or retentions, or agree to certain exclusions from coverage.
Risks Related to Financing Activities
We, or our customers, may not be able to obtain necessary credit or, if so, on reasonable terms.
At December 31, 2024, we had $4.1 billion of fixed-rate debt outstanding. We also operate a $1.25 billion commercial paper program, supported by a $1.25 billion revolving credit facility committed by a syndicate of banks until May 2029. We have the contractual right to draw funds directly on the underlying bank credit facility, which could possibly occur if there were a disruption in the commercial paper market. However, if these obligations were not met, we may be forced to seek more costly or cumbersome forms of credit. Should such credit be unavailable for an extended time, it would significantly affect our ability to operate our business and execute our plans. In addition, our customers may experience liquidity problems as a result of an adverse change in the economic environment, including the ability to obtain credit, that could limit their ability to purchase our products and services or satisfy their existing obligations.
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
We have incurred, and may incur in the future, significant indebtedness, including in connection with mergers or acquisitions, which may impact the manner in which we conduct business or our access to external sources of liquidity. For example, in connection with our December 2024 acquisition of Eviosys, we issued $1.8 billion aggregate principal amount of senior unsecured notes and borrowed a total of $2.2 billion through two unsecured term loan facilities. In addition to interest payments, a significant portion of our cash flow may need to be used to service our indebtedness, and, therefore, may not be available for use in our business. In addition, although we plan to use the net proceeds of our pending divestiture of TFP and certain future dispositions to reduce our indebtedness, as required under the terms of such term loan facilities, we may be unable to complete this or other contemplated divestitures on the timing we anticipate or at all, which would further burden our debt service and operations and limit our ability to invest in our business. Our ability to generate cash flow is subject to general economic, financial, competitive, legislative, regulatory, and other factors that may be beyond our control. Our indebtedness could have a significant impact on us, including, but not limited to:
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
We on occasion utilize debt instruments with a variable rate of interest, including term loan facilities, under which we had outstanding indebtedness totaling $2.7 billion as of December 31, 2024. Fluctuations in interest rates can increase borrowing costs and, depending on the magnitude of variable-rate borrowings outstanding, could potentially have a material and adverse effect on our business. Other variable-rate borrowings at December 31, 2024 were approximately $0.2 billion.
17 FORM 10-K SONOCO 2024 ANNUAL REPORT

We may incur additional debt in the future, which could increase the risks associated with our leverage.
We are continually evaluating and pursuing acquisition opportunities and, as we have in the past, we may from time to time incur additional indebtedness to finance any such acquisitions and to fund any resulting increased operating needs. As new debt is added to our current debt levels, the related risks we face could increase. While we will have to effect any new financing in compliance with the agreements governing our then existing indebtedness, changes in our debt levels and or debt structure may impact our credit rating and costs to borrow, as well as constrain our future financial flexibility in the event of a deterioration in our financial operating performance or financial condition. At December 31, 2024, scheduled debt maturities in 2025 totaled $2.1 billion.
Risks Related to Information Technology and Cybersecurity
We rely on our information technology, and its failure or disruption could disrupt our operations and adversely affect our business, financial condition and results of operations.
We rely on the successful and uninterrupted functioning of our information technologies to securely manage operations and various business functions, and we rely on diverse technologies to process, store and report information about our business, and to interact with customers, vendors and employees around the world. As with all large environments, our information technology systems may be susceptible to damage, disruption or shutdown due to natural disaster, hardware or software failure, obsolescence, cyberattack, support infrastructure failure, user errors or malfeasance resulting in malicious or accidental destruction of information or functionality, or other catastrophic events. In addition, we may be subject to cybersecurity-related liabilities from businesses or assets that we acquire.
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
We maintain and have access to sensitive, confidential, proprietary and personal data and information that is subject to privacy and security laws, regulations and customer controls. This personal data and information is subject to the risk of intrusion, tampering and theft. Although we develop and maintain systems designed to prevent such events from occurring, the development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts to protect such sensitive, confidential, proprietary, and personal data or information, our facilities and systems and those of our customers, suppliers and third-party service providers may be vulnerable to security breaches, misplaced or lost data, and programming or user errors that could lead to the compromise of sensitive, confidential, proprietary or personal data and information. Similar security threats exist with respect to the IT systems of our lenders, suppliers, consultants, advisors and other third parties with whom we conduct business. Additionally, we provide confidential, proprietary and personal data and information to third parties when it is necessary to pursue business objectives and there is a risk that the confidentiality of personal data and information held by third parties may be compromised. Increasing use of AI may increase these risks.
The SEC adopted rules mandating disclosure regarding cybersecurity risk management and governance, as well as material cybersecurity incidents. We continue to see increased regulation of data privacy and security and the adoption of more stringent consumer privacy laws, as well as subject matter specific state laws and national laws regulating the collection and use of data, and security and data breach obligations – including the passage and expansion of data protection laws around the world. It is likely that new laws and regulations will continue to be adopted in the United States and internationally, and existing laws and regulations may be interpreted in new ways that would affect our business. Although we take reasonable efforts to comply with all applicable laws and regulations, the uncertainty and changes in the requirements of multiple jurisdictions may increase the cost of compliance, reduce demand for our services, restrict our ability to offer services in certain locations, and jeopardize business transactions across borders.
As a result of potential cyber threats and existing and new data protection requirements, we have incurred significant costs as part of our efforts to protect and safeguard our sensitive, confidential, proprietary and personal data and information, and the sensitive, confidential, proprietary and personal data and information of our customers, suppliers and third-party service providers. We expect to continue to incur such costs and may face increased costs and be required to expend substantial resources in the event of an actual or perceived security breach or incident and to comply with the SEC cybersecurity disclosure rules. These efforts also may divert management and employee attention from other business and growth initiatives. Failure to provide adequate privacy protections and maintain compliance with data privacy laws could result in interruptions or damage to our operations, legal or reputational risks, create liabilities for us, subject us to sanctions by data protection regulators and result in significant penalties, and increase our cost of doing business, all of which could have a material and adverse impact on our business, financial condition and results of operations.
18 FORM 10-K SONOCO 2024 ANNUAL REPORT

Risks Related to Accounting, Human Resources, Financial, and Business Matters and Taxation
Changes in pension plan assets or liabilities may reduce our results of operations and shareholders’ equity.
We sponsor various defined benefit plans worldwide and had an aggregate PBO for these plans of approximately $472 million as of December 31, 2024. The difference between defined benefit plan obligations and assets (the funded status of the plans) significantly affects the net periodic benefit costs and the ongoing funding requirements of the plans. Among other factors, changes in discount rates and lower-than-expected investment returns could substantially increase our future plan funding requirements and have an adverse impact on our results of operations and cash flows. As of December 31, 2024, these plans held a total of approximately $304 million in assets consisting primarily of fixed income securities and mutual funds, funding a portion of the PBOs of the plans. If the performance of these assets does not meet our assumptions, or discount rates decline, the net underfunding of the plans may increase and we may be required to contribute additional funds to these plans, and our pension expense may increase, which could adversely affect results of operations and shareholders’ equity.
Our ability to attract, develop and retain talented executives, managers and employees is critical to our success.
Our ability to attract, develop, integrate and retain talented employees, including executives and other key managers, is important to our business. The experience and industry contacts of our management team and other key personnel significantly benefit us, and we need expertise like theirs to carry out our business strategies and plans. We also rely on the specialized knowledge and experience of certain key technical employees. The loss of these key officers and employees, or the failure to attract and develop talented new executives, managers and employees, could have a material and adverse effect on our business. Effective succession planning is also important to our long-term success, and failure to ensure effective transfer of knowledge and smooth transitions involving key officers and employees could hinder our strategic planning and execution. We have from time to time experienced turnover on our senior management team, and if we are unable to attract, motivate and retain qualified personnel, or if we experience excessive turnover, we may experience declining sales, manufacturing delays or other inefficiencies, increased recruiting, training and relocation costs and other difficulties, and our results of operations, cash flows and financial condition may be adversely impacted.
Labor disruptions and a rise in labor costs could impact our business, financial condition and results of operations.
A portion of our workforce is unionized. We may experience labor shortages and work stoppages at one or more of our manufacturing plants due to localized or industry strikes. A prolonged work stoppage or strike at any plant with unionized employees could increase costs and affect our ability to supply products to our customers. In addition, upon the expiration of existing collective bargaining agreements, we may not reach new agreements without union action in certain jurisdictions and any such new agreements may not be on terms satisfactory to us. If we are unable to negotiate acceptable collective bargaining agreements, we may become subject to union-initiated work stoppages, including strikes. In addition, additional groups of employees may seek union representation in the future.
An increase in labor costs could adversely affect our results of operations. Most of the factors affecting labor costs are beyond our control and we may not be able to offset increased labor costs. A shortage of qualified employees, inflationary pressure on wages, increases in minimum wages or union-agreed wages in any of the jurisdictions in which we operate could increase labor costs and have a material and adverse effect on our business, financial condition and results of operations.
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
At December 31, 2024, the carrying value of the goodwill and intangible assets of our continuing operations was approximately $5.1 billion. We are required to evaluate our goodwill for impairment annually, or more frequently when evidence of potential impairment exists. The impairment test requires us to analyze a number of factors and make estimates that require judgment. As a result of this testing, we have in the past recognized goodwill impairment charges, and we have identified three reporting units that are currently at risk of a future impairment charge if actual results fall short of expectations. Future changes in the cost of capital, expected cash flows, changes in our business strategy, and external market conditions, among other factors, could require us to record an impairment charge for goodwill, which could lead to decreased assets and reduced net income. If a significant write down were required, the charge could have a material and adverse effect on our results of operations and shareholders’ equity.
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
19 FORM 10-K SONOCO 2024 ANNUAL REPORT

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
As a large multinational corporation, we are subject to U.S. federal, state and local, and many foreign tax laws and regulations, all of which are complex and subject to significant change and varying interpretations. Tax laws and regulations are continuously evolving with corporate tax reform, base-erosion efforts, global minimum tax, and increased transparency continuing to be high priorities in many tax jurisdictions in which we operate. For example, changes to tax laws and regulations, including various provisions of the Tax Cut and Jobs Act which will expire in 2025 if not extended, may negatively impact our effective tax rate, financial results, or the amount of any tax assets or liabilities. Changes in this and other laws or regulations, or any change in the position of taxing authorities regarding their application, administration or interpretation, could have a material adverse effect on our business, consolidated financial condition or results of our operations.
The Organisation for Economic Co-operation and Development (“OECD”) has issued the Global Anti-Base Erosion Model Rules (“Pillar II”) which generally provides for multinational organizations to have a minimum effective corporate tax rate of 15% in each jurisdiction in which they operate. While it is uncertain whether the United States will enact legislation to adopt Pillar II, certain countries in which we operate have enacted legislation, and other countries have introduced legislation to implement the minimum tax directive. Many aspects of Pillar II were effective for us in 2025, with additional components becoming effective in 2026. We do not currently anticipate any material effect on our effective tax rate, financial results or cash flows for fiscal 2025 based on currently enacted laws as a result of Pillar II; however, our analysis is ongoing as the OECD continues to release additional guidance and countries enact legislation. To the extent additional legislative changes take place in the countries in which we operate, it is possible that these changes may yield an adverse impact on our effective tax rate, financial results and cash flows.
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
Effective internal controls are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. We are required to assess the effectiveness of our internal control over financial reporting annually, as required by Section 404 of the Sarbanes-Oxley Act. We need to maintain our processes and systems and adapt them as our business grows and changes. This continuous process of maintaining and adapting our internal controls and complying with Section 404 is expensive, time-consuming and requires significant management attention. As we grow our businesses and acquire other businesses, our internal controls will become increasingly complex and we may require significantly more resources. The integration of acquired businesses into our internal control over financial reporting has required, and will continue to require, significant time and resources from our management and other personnel and will increase our compliance costs. Additionally, maintaining effectiveness of our internal control over financial reporting is made more challenging by the fact that as of December 31, 2024, we had approximately 210 subsidiaries and joint ventures in 40 countries around the world. There is no assurance that, in the future, material weaknesses will not be identified that would cause management to change its current conclusion as to the effectiveness of our internal controls. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we could be subject to regulatory scrutiny, civil or criminal penalties or litigation. In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our financial condition, and we may be required to restate previously published financial information, which could have a material and adverse effect on our operations, investor confidence in our business and the trading prices of our securities.
20 FORM 10-K SONOCO 2024 ANNUAL REPORT

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
Item 1B. Unresolved Staff Comments.
There are no unresolved written comments from the SEC staff regarding the Company’s periodic or current Exchange Act reports.

Item 1C. Cybersecurity.
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
Cybersecurity risk is evaluated within the population of all enterprise risks in the framework and is included in assessments overseen by the RMC that identify the risks of highest priority to the Company. For these highest priority risks, including cybersecurity risks, the RMC designates risk owners, sets common reporting processes, and monitors risk mitigation and treatment strategies to support business continuity.
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
Although the Company did not experience a material cybersecurity incident during the year ended December 31, 2024, the scope and impact of any future incident cannot be predicted. See “Item 1A. Risk Factors – Risks Related to Information Technology and Cybersecurity” for more information on the Company’s cybersecurity-related risks.
Governance.
The Company’s day-to-day management of cybersecurity risks is led by the Chief Information Security Officer (“CISO”) with direct oversight from the Chief Information Officer (“CIO”). The Company’s IR Plan includes a defined escalation matrix for critical or high severity information security events involving notifications to the CISO and CIO, who further escalate critical or high severity events to the Company’s Crisis Management Team, which consists of senior management from IT, including the CIO and CISO, Human Resources, Risk and Internal Audit, Marketing and Communications, Legal, and Finance. The Crisis Management Team further elevates sufficiently critical and high severity events to the Company’s Cyber Incident Review Committee (“CIRC”), which consists of the CIO, Chief Financial Officer, Chief Accounting Officer, VP of Investor Relations, VP of Compliance, Risk and Audit, and General Counsel, or their delegates. Additional senior management from relevant business units are added to the CIRC as needed based on the nature of identified cybersecurity incidents. The CIRC preliminarily evaluates whether an incident is material and provides a proposal to the CEO and CFO, who work in consultation with the committee to make a final determination of materiality. Such determination is communicated to the Audit Committee of the Board (the “Audit Committee”).
The Company’s Crisis Management Team has relevant expertise and experience to assess and remediate cyber threats. The CIO has over 18 years of experience in information technology and security, and the CISO has 32 years of information technology experience and 12 years of information security experience.
21 FORM 10-K SONOCO 2024 ANNUAL REPORT

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
Item 2. Properties.
The Company’s corporate offices are owned and operated in Hartsville, South Carolina. As of December 31, 2024, there were a total of approximately 315 owned and leased facilities used by the Company in 40 countries around the world, including approximately 125 facilities in the Consumer Packaging segment, 166 in the Industrial Paper Packaging segment, and 24 in the All Other group of businesses. The majority of these facilities are located in North America. The most significant foreign geographic region in which the Company operates is Europe, followed by Asia.
The Company believes that its facilities have been well maintained, are generally in good condition and are suitable for the conduct of its business. The Company does not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.
Item 3. Legal Proceedings.
The Company has been named as a potentially responsible party (“PRP”) at several environmentally contaminated sites not owned by the Company. All of the sites are also the responsibility of other parties. The Company’s liability, if any, is shared with such other parties, but the Company’s share has not been finally determined in most cases. In some cases, the Company has cost-sharing agreements with other PRPs relating to the sharing of legal defense costs and cleanup costs for a particular site. The Company has assumed, for accrual purposes, that the other parties to these cost-sharing agreements will perform as agreed. Final resolution of some of the sites is years away, and actual costs to be incurred for these matters in future periods is likely to vary from current estimates because of the inherent uncertainties in evaluating environmental exposures. Accordingly, the ultimate cost to the Company with respect to such sites, beyond what has been accrued as of December 31, 2024, cannot be determined.
As of December 31, 2024 and 2023, the Company had accrued $7.0 million and $7.3 million, respectively, related to environmental contingencies. Of the total amounts accrued as of December 31, 2024 and 2023, $5.1 million and $5.3 million, respectively, related to environmental contingencies at a site in Spartanburg, South Carolina that is part of the Company’s Thermoformed and Flexibles Packaging business and part of the pending sale of TFP to Toppan.
The Company periodically reevaluates the assumptions used in determining the appropriate reserves for environmental matters as additional information becomes available and makes appropriate adjustments when warranted. For further information about legal proceedings, see Note 18 to the Company’s Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.
Other Legal Matters
Additional information regarding other legal matters is provided in Note 18 to the Consolidated Financial Statements of this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures.
Not applicable.

22 FORM 10-K SONOCO 2024 ANNUAL REPORT

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Sonoco Products Company’s (“Sonoco,” the “Company,” “we,” “us,” or “our”) common stock is traded on the New York Stock Exchange under the stock symbol “SON.” As of December 31, 2024, there were approximately 121,000 shareholder accounts. Information required by Item 201(d) of Regulation S-K can be found in Part III, Item 12 of this Annual Report on Form 10-K.
Although the ultimate determination of whether to pay dividends is within the sole discretion of the Board of Directors of the Company (the “Board”) and is based on a variety of factors, the Company currently plans to continue paying dividends consistent with historical practice as earnings and the Company’s liquidity permit. Dividends per common share were $2.07 in 2024, $2.02 in 2023 and $1.92 in 2022. On February 12, 2025, the Company declared a regular quarterly dividend of $0.52 per common share payable on March 10, 2025, to shareholders of record on February 26, 2025.

December 31,	2019	2020	2021	2022	2023	2024
Sonoco Products Company	$100.00	$99.24	$99.75	$108.05	$103.03	$93.63
S&P 500	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02
Dow Jones US Containers & Packaging	$100.00	$121.14	$134.41	$110.49	$118.91	$136.68
S&P Composite 1500 Materials	$100.00	$119.60	$152.48	$136.04	$154.40	$153.89

23 FORM 10-K SONOCO 2024 ANNUAL REPORT

Issuer purchases of equity securities

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number or Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs[1]
9/30/24 - 11/03/24	—	$—	—	$137,971,853
11/04/24 - 12/01/24	—	$—	—	$137,971,853
12/02/24 - 12/31/24	—	$—	—	$137,971,853
Total	—	$—	—	$137,971,853

In April 2021, the Board authorized the repurchase of the Company’s common stock in an aggregate amount of up to $350.0 million (the “Stock Repurchase Program”). The Stock Repurchase Program was announced on May 4, 2021 and has no expiration date. During the three months ended December 31, 2024, no shares were repurchased under the Stock Repurchase Program and no other Company stock repurchase plans or programs were outstanding, expired, or terminated. As of December 31, 2024, a total of approximately $138.0 million remained available under the Stock Repurchase Program for future share repurchases.
The Company did not make any unregistered sales of its securities during 2024.
During the three months ended December 31, 2024, none of the Company’s officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.
For further information about share repurchases, see Note 19 to the Company’s Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is intended to help the reader understand the Company, its operations and its present business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s Consolidated Financial Statements and the accompanying notes thereto contained in Item 8 of this Form 10-K. The MD&A contains forward-looking statements, including, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations, intentions and resources. Such forward-looking statements should be read in conjunction with our disclosures under “Forward-Looking Statements” and under “Item 1A. Risk Factors” of this Annual Report on Form 10-K.
The Company’s financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). Sonoco’s management considers a variety of both GAAP and non-GAAP financial and operating measures in assessing the Company’s financial performance. The key GAAP measures used are net sales, operating profit, gross profit margin, net income attributable to Sonoco and diluted earnings per share. The key non-GAAP measures used are Adjusted operating profit, Adjusted net income attributable to Sonoco, Adjusted diluted earnings per share, and Adjusted EBITDA. For information about the Company’s use of non-GAAP measures and reconciliations of these measures to the most directly comparable GAAP measures see “Non-GAAP Financial Measures” below.
Management may also assess year-over-year changes in operating performance in terms of productivity savings or usage, which is driven by procurement savings or losses, production efficiencies or inefficiencies and the effect of fixed cost reduction initiatives. Management views productivity as a measure of operational excellence of the business and uses it to evaluate improvements in manufacturing efficiency, including automation, and other fixed and variable cost reduction initiatives. Management provides investors with this information to evaluate Sonoco’s operating results in a manner similar to how management evaluates operating performance. The Company calculates productivity savings as the difference between applicable current period costs and prior year costs, excluding the impact of estimated inflation or deflation, and volume changes where appropriate.
Discontinued Operations
On December 18, 2024, the Company announced that it had entered into an agreement to sell its Thermoformed and Flexibles Packaging business and its global Trident business (collectively, “TFP”) to TOPPAN Holdings Inc. (“Toppan”) for approximately $1.8 billion on a cash-free and debt-free basis and subject to customary adjustments (the “Transaction”). The Transaction, which reflects the completion of the previously announced strategic review of Sonoco’s Thermoformed and Flexibles Packaging business, is subject to customary closing conditions, including regulatory approvals, and is expected to close in the first half of 2025. In accordance with applicable accounting guidance, the results of TFP are presented as discontinued operations in the Consolidated Statements of Income and, as such, have been excluded from both continuing operations and segment results for all periods presented in this Annual Report on Form 10-K. Further, the Company reclassified the assets and liabilities of TFP as assets and liabilities of discontinued operations in the Consolidated Balance Sheets as of December 31, 2024 and 2023. The Consolidated Statements of Comprehensive Income, Changes in Total Equity, and Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations. All amounts, percentages and disclosures for all periods presented in this Annual Report on Form 10-K reflect only the continuing operations of Sonoco unless otherwise noted. See Note 2 to the Consolidated Financial Statements for additional information.
24 FORM 10-K SONOCO 2024 ANNUAL REPORT

General Overview
Sonoco is a multi-billion dollar global designer, developer, and manufacturer of a variety of highly-engineered and sustainable packaging products serving multiple end markets. As of December 31, 2024, the Company had approximately 315 locations in 40 countries, serving some of the world’s best-known brands around the globe. The Company’s operating and reporting structure consists of two reportable segments, Consumer Packaging and Industrial Paper Packaging, with all remaining businesses reported as All Other. Geographically, in 2024, approximately 67% of sales were generated in the United States, 18% in Europe, 6% in Asia, 2% in Canada, and 7% in other regions.
Sonoco competes in multiple product categories, with the majority of the Company’s revenues attributable to products and services sold to consumer and industrial products companies for use in the packaging of their products for sale or shipment. The Company also manufactures uncoated recycled paperboard for both internal use and open market sale. Each of the Company’s operating units has its own sales staff and maintains direct sales relationships with its customers.
Sonoco’s goal is to increase its long-term profitability and return capital to shareholders. Over the past several years, we have simplified our portfolio around fewer, bigger businesses, which has reduced operating complexity and improved agility. On December 4, 2024, Sonoco completed the acquisition of Titan Holdings I B.V. (“Eviosys”), Europe’s leading food cans, ends and closures manufacturer, from KPS Capital Partners, LP (“KPS”), for net cash consideration of approximately $3.8 billion. The transaction advances Sonoco’s portfolio transformation strategy to simplify and realign its portfolio and position the Company for long-term growth and value creation. The transaction is expected to expand Sonoco’s global leadership in metal food can and aerosol packaging and facilitate Sonoco’s ability to partner with global customers and advance innovation and sustainability in metal packaging offerings. Following the integration process, Eviosys will transition to the Sonoco brand over the coming months and will operate under Sonoco’s Consumer Packaging segment.
In September 2023, the Company acquired the remaining ownership interest in RTS Packaging, LLC (“RTS Packaging”) from joint venture partner WestRock Company (“WestRock”), to further strengthen and expand the Company’s 100% recycled fiber-based packaging solutions. See “Acquisitions and Divestitures—Acquisitions” below for more information.
Sonoco’s portfolio transformation strategy also includes significant divestitures. For example, on December 18, 2024, the Company entered into an agreement to sell TFP to Toppan for approximately $1.8 billion on a cash-free and debt-free basis and subject to customary adjustments. The planned sale, which reflects the completion of the previously announced strategic review of Sonoco’s Thermoformed and Flexibles Packaging business, is subject to customary closing conditions, including regulatory approvals, and is expected to close in the first half of 2025. On a standalone basis, TFP had revenue of $1.3 billion in 2024.
In April 2024, Sonoco completed the divestiture of its Protective Solutions business (“Protexic”), which manufactured molded expanded polypropylene and expanded polystyrene foam components serving the automotive, electronics, appliances, and other markets. In 2023, the Company completed the divestitures of its U.S. and Mexico Bulksak businesses, which consisted of the manufacture and distribution of flexible intermediate bulk containers, plastic and fiber pallets, and custom fit liners, and its Sonoco Sustainability Solutions (“S3”) business, which provided customized waste and recycling management programs. See “Acquisitions and Divestitures—Divestitures” below for more information.
In addition to the completed and pending divestitures discussed above, the Company has initiated a review of strategic alternatives for ThermoSafe, its leading temperature assured packaging business. On a standalone basis, ThermoSafe, which is part of the All Other group of businesses, had revenue of $245 million in 2024. The Company expects to complete its review of strategic alternatives for ThermoSafe in the second half of 2025.
The Company believes that these completed, pending, and potential divestitures will enable greater strategic and operational focus while also generating proceeds to fund deleveraging and capital investments in our remaining industrial paper products, rigid paper containers, and metal packaging businesses.
The Company is focused on efficient capital deployment into these larger, core business units to improve economic returns and improve integration effectiveness and speed for acquired strategic assets. In parallel, the Company has worked on commercial, operational, and supply chain excellence programs to shift the mix of its business towards higher-valued products and increase overall productivity from procurement savings, production efficiencies, and fixed cost reduction initiatives, as well as strategic pricing initiatives intended to better capture input costs and the value of the services provided.
Effective January 1, 2024, the Company began conducting its recycling operations, part of the Industrial Paper Packaging segment, as a procurement function. As a result, no recycling net sales are recorded and the margin from the Company’s recycling operations reduced “Cost of sales” in the Company’s Consolidated Statements of Income for the year ended December 31, 2024 as these activities are no longer a part of ongoing major operations.
In 2024, the Company continued to focus on improving returns on both organic investments and acquisitions with a goal of better managing its business mix, improving profits, improving generation of operating cash flow and free cash flow, and operating the business with better efficiency. Another focus area in 2024 was the Company’s continued commitment to promote accountability and transparency in its sustainability and corporate responsibility programs.
The Company also continued efforts to improve productivity through focus on operational excellence including the implementation of automation programs and commercial excellence where the Company is realigning pricing models to value-based pricing versus legacy cost-based inputs. The results of these efforts reflected positively in the Company’s 2024 financial results.
As the Company looks to 2025, it is focused on successfully integrating Eviosys into Sonoco and achieving synergy targets, completing the divestiture of TFP, and pursuing strategic alternatives for our ThermoSafe business. The Company anticipates using proceeds from divestitures, along with cash from operations, to reduce outstanding debt. The Company plans to continue to invest capital to further grow its Consumer Packaging and Industrial Paper Packaging segments while maintaining its focus on profitability through productivity improvements. By transforming into a simpler, stronger and more sustainable company, the Company believes it is positioned to grow through 2025 and beyond.
25 FORM 10-K SONOCO 2024 ANNUAL REPORT

Acquisitions and Divestitures
Acquisitions
As described above, on December 4, 2024, the Company completed the acquisition of all issued and outstanding equity interests in Eviosys from an affiliate of KPS for net cash consideration of approximately $3.8 billion. Eviosys, a global supplier of metal packaging that produces food cans and ends, aerosol cans, metal closures and promotional packaging with a large metal food can manufacturing footprint in the Europe, Middle East, and Africa region, has approximately 6,500 employees in 44 manufacturing facilities across 17 countries. The Company funded the Eviosys acquisition, including related fees and expenses, with the net proceeds from the registered public offering of senior unsecured notes, borrowings from two term loan facilities, and cash on hand. See Note 11 to the Consolidated Financial Statements for more information. The financial results of Eviosys are included in the Company’s Consumer Packaging segment.
On June 1, 2024, the Company completed the purchase of a small tube and paper cone manufacturer in Brazil for $2.7 million. The financial results of this business are included in the Company’s Industrial Paper Packaging segment.
The Company completed two acquisitions during 2023 at a net cash cost of approximately $372.6 million. On December 1, 2023, the Company completed the acquisition of Inapel Embalagens Ltda. (“Inapel”), a manufacturer of single-layer and multilayer materials for flexible packaging in Brazil for a net cash payment at closing of $59.2 million with additional purchase consideration of $2.3 million and a final working capital settlement of $0.5 million paid to the seller in 2024. As Inapel is one of the operations included in the pending sale of TFP, the acquired assets and liabilities are reflected as assets and liabilities of discontinued operations in the Company’s Consolidated Balance Sheets as of December 31, 2024 and 2023.
On September 8, 2023, the Company completed the acquisition of the remaining 65% ownership interest in RTS Packaging from joint venture partner WestRock, and the acquisition of a paper mill in Chattanooga, Tennessee (the “Chattanooga Mill”) from WestRock for net cash consideration of $313.4 million, subject to a final working capital adjustment of $0.5 million that was paid to WestRock in January 2024. Prior to completing the acquisitions, the Company held a 35% ownership interest in the RTS Packaging joint venture, which was formed in 1997, and combined the former protective packaging operations of WestRock and Sonoco to market recycled paperboard to glass container manufacturers and producers of wine, liquor, food, and pharmaceuticals. With the acquisition of the remaining interest in RTS Packaging and the acquisition of the Chattanooga Mill, the Company added approximately 1,100 employees, fourteen converting operations, including ten in the United States, two in Mexico, two in South America, and one paper mill in the United States.
Divestitures
As described above, on December 18, 2024, the Company announced that it had entered into an agreement to sell TFP to Toppan for approximately $1.8 billion on a cash-free and debt-free basis and subject to customary adjustments. The sale is subject to customary closing conditions, including regulatory approvals, and is expected to close in the first half of 2025. See Notes 1 and 2 to the Consolidated Financial Statements for additional information.
In November 2024, the Company completed the sale of two production facilities in China, both of which were part of the Company’s Industrial Paper Packaging segment, for $0.3 million. As a result of the sale, the Company reclassified $0.6 million of cumulative translation losses from Accumulated Other Comprehensive Loss and recognized a loss of $25.6 million, which is included in “(Loss)/Gain on divestiture of business and other assets” in the Company’s Consolidated Statements of Income.
On April 1, 2024, the Company completed the sale of Protexic, part of the All Other group of businesses, to Black Diamond Capital Management, LLC. This business provided foam components and integrated material solutions for various industrial end markets. This sale was the result of the Company’s continuing evaluation of its business portfolio and is consistent with the Company’s strategic and investment priorities. The cash selling price, as adjusted for the final working capital settlement, was $78.5 million. As a result of the Protexic divestiture, the Company recognized a pretax gain of $0.9 million included in “(Loss)/Gain on divestiture of business and other assets” in the Company’s Consolidated Statements of Income. The Company used the majority of the cash proceeds from the sale to pay down debt.
On July 1, 2023, the Company completed the sale of its U.S. BulkSak business, which consisted of the manufacturing and distribution of flexible intermediate bulk containers, plastic and fiber pallets, and custom fit liners and was a part of the Company’s Industrial Paper Packaging segment, to U.S. BulkSak Holdings, LLC. The cash selling price, as adjusted for the final working capital settlement, was $20.3 million with cash proceeds totaling $18.3 million received in 2023, and the remaining $2.0 million held in escrow to be released to the Company within 18 months from the date of the sale, pursuant to the settlement of any indemnity claims. As a result of the U.S. BulkSak divestiture, the Company recognized a pretax gain of $6.8 million included in “(Loss)/Gain on divestiture of business and other assets” in the Company’s Consolidated Statements of Income.
Also on July 1, 2023, the Company agreed to the sale of its Mexico BulkSak business. The sale closed in December 2023 for a cash selling price, as adjusted for working capital, of $1.1 million. As a result of the Mexico BulkSak sale, the Company recognized a pretax gain of $0.1 million which is included in “(Loss)/Gain on divestiture of business and other assets” in the Company’s Consolidated Statements of Income.
On January 26, 2023, the Company completed the sale of its S3 business, a provider of customized waste and recycling management programs and part of the Company’s Industrial Paper Packaging segment, to Northstar Recycling Co. (“Northstar”), for total cash proceeds of $13.8 million. An additional $1.5 million of proceeds were released to the Company from escrow in September 2024. The Company recognized a pretax gain of $11.1 million during the first quarter of 2023. In the second quarter of 2024, upon resolution of certain contingencies, the Company received cash proceeds and recognized an additional pretax gain of $1.3 million on the sale. These gains are included in “(Loss)/Gain on divestiture of business and other assets” in the Company’s Consolidated Statements of Income for their respective periods.
On January 26, 2023, in connection with the sale of the S3 business, the Company acquired a 2.7% equity interest in Northstar valued at $5.0 million. This investment, which had been accounted for under the measurement alternative, was sold in December 2024 for a cash selling price of $8.6 million. The resulting gain of $3.6 million is included in “Other (expenses)/income, net” in the Company’s Consolidated Statements of Income.
26 FORM 10-K SONOCO 2024 ANNUAL REPORT

Sale of Assets
Following the completion of Project Horizon in the third quarter of 2022, the Company’s project to convert the corrugated medium machine in Hartsville, South Carolina, to produce uncoated recycled paperboard, the Company now produces paper exclusively from recycled fibers and no longer requires natural tree fiber for production. Accordingly, on March 29, 2023, the Company sold its timberland properties, consisting of approximately 55 acres, to Manulife Investment Management for net cash proceeds of $70.8 million. The Company disposed of assets with a net book value of $9.9 million as part of the sale, and recognized a pretax gain from the sale of these assets of $60.9 million during the year ended December 31, 2023, which is included in “(Loss)/Gain on divestiture of business and other assets” in the Company’s Consolidated Statements of Income.
Additional Ownership Investment
During the second quarter of 2024, the Company increased its ownership investment in a small South Carolina-based designer and manufacturer of sustainable protective packaging solutions from 20.5% to 39.9%. The Company acquired its initial ownership interest in June 2022. The preferred stock investment increased by $18.5 million during the second quarter of 2024, which included a $10.0 million cash payment, a $5.4 million remeasurement of the fair value of the existing investment, and a $2.5 million conversion of the carrying value of the outstanding convertible notes into a preferred series stock investment, which yielded a $0.5 million fair value increase and a $0.1 million increase for interest income earned. The outstanding investment of $21.2 million as of December 31, 2024 is included within “Other assets” in the Company’s Consolidated Balance Sheet. The remeasurement of the carrying value of the existing investment to fair value during the second quarter of 2024 resulted in a gain of $5.9 million and interest income of $0.1 million, which are included in “Other (expenses)/income, net” and “Interest income,” respectively, in the Company’s Consolidated Statements of Income.
The Company continually assesses its operational footprint as well as its overall portfolio of businesses and may consider the divestiture of plants and/or business units it considers to be suboptimal or nonstrategic. See Note 4 to the Consolidated Financial Statements for further information about acquisitions and divestitures.
Restructuring and Asset Impairment Charges
Due to its geographic footprint (approximately 315 locations in 40 countries as of December 31, 2024) and the cost-competitive nature of its businesses, the Company frequently seeks more cost-effective means and structures to serve its customers, to improve profitability, and to respond to fundamental changes in its markets. As such, plant closures in connection with footprint rationalization and headcount reductions are an important component of the Company’s cost control initiatives. The amount of these costs can vary significantly from year to year depending upon the scope and location of the restructuring activities.
The following table summarizes the impact of restructuring and asset impairment charges for each of the years presented:

	Year Ended December 31,
Dollars in thousands	2024	2023
Restructuring and restructuring-related asset impairment charges	$65,370	$47,909
Other asset impairments	—	—
Restructuring/Asset impairment charges	$65,370	$47,909
During 2024, the Company recognized restructuring charges related to severance for employees terminated as a result of various plant closures or whose positions were eliminated as part of the Company’s ongoing organizational effectiveness efforts, including the relocation of certain facilities. The largest of these plant closures were the closures of the Company’s paper mills in Sumner, Washington (the “Sumner Mill”) and Kilkis, Greece (the “Kilkis Mill”), both of which were part of the Industrial Paper Packaging segment. Restructuring charges were also incurred during the year for costs related to plant closures, including equipment removal, utilities, plant security, property taxes, insurance, and environmental remediation costs related to the closure of the Sumner Mill, and ongoing facility carrying costs of previously announced plant closures. Asset impairment charges were recognized in the Industrial Paper Packaging segment related to the closures of the Sumner Mill and the Kilkis Mill and in the Consumer Packaging segment as a result of exiting a small metal canning lid business.
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
The Company expects to recognize future additional costs totaling approximately $3.0 million in connection with previously announced restructuring actions that were underway as of December 31, 2024. The Company believes that the majority of these charges will be incurred and paid by the end of 2025. The Company regularly evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions are likely to be undertaken. Restructuring and asset impairment charges are subject to significant fluctuations from period to period due to the varying levels of restructuring activity and the inherent imprecision in the estimates used to recognize the impairment of assets and the wide variety of costs and taxes associated with severance and termination benefits in the countries in which the Company operates.
See Note 5 to the Consolidated Financial Statements for further information about restructuring activities and asset impairment charges.
27 FORM 10-K SONOCO 2024 ANNUAL REPORT

Results of Operations – 2024 Versus 2023
Consolidated net sales from continuing operations for 2024 were $5.3 billion, a $0.1 billion, or 2.5%, decrease from 2023. The Protexic divestiture in April 2024 resulted in lower year-over-year sales of $132.0 million, accounting for the Company’s recycling operations as a procurement function effective January 1, 2024 resulted in lower year-over-year sales of $100.0 million, lower selling prices across the Consumer Packaging and Industrial Paper Packaging segments resulted in a $94.2 million decline, and unfavorable volumes in the All Other group of businesses lowered year-over-year sales by $46.3 million. These decreases were partially offset by a year-over-year increase in sales of $266.2 million from the acquisitions of Eviosys, RTS and the Chattanooga Mill.
GAAP operating profit for the year ended December 31, 2024 was $326.6 million, a decrease of 44.6% from the $589.0 million for the year ended December 31, 2023. The decrease in GAAP operating profit was primarily due to a $63.3 million decrease in gross profit, a $25.6 million loss in the current period from the sale of two production facilities in China, the absence of a net $78.9 million benefit from the sale of the Company’s timberland properties and the divestitures of the S3 and U.S. BulkSak businesses in 2023, and $67.0 million in additional acquisition, integration and divestiture-related costs for the year ended December 31, 2024. Adjusted operating profit for the year ended December 31, 2024 was $573.1 million, a decrease of 11.4% from the $646.6 million reported for the year ended December 31, 2023.
GAAP net income attributable to Sonoco was $163.9 million ($1.65 per diluted share) in 2024, compared with $475.0 million ($4.80 per diluted share) in 2023. GAAP net income attributable to Sonoco was lower in 2024 compared to 2023 primarily due to the decrease in GAAP operating profit as described above, a $113.7 million remeasurement loss on Euro denominated cash held by the Company to close the Eviosys acquisition, and the absence of a $44.0 million gain in 2023 from the step-up to fair value of the Company’s 35% ownership interest in RTS Packaging upon acquiring the remaining 65% ownership interest. These decreases were partially offset by a $114.2 million reduction in income tax expense as discussed further below. Adjusted net income attributable to Sonoco and Adjusted diluted earnings per share were $485.8 million ($4.89 per diluted share) in 2024, compared with $519.9 million ($5.26 per diluted share) in 2023.
Costs and Expenses/Margins
Cost of sales decreased $72.7 million in 2024, or 1.7%, from the prior year. The decrease was primarily related to the sale of Protexic and improved productivity from procurement savings, production efficiencies and fixed cost reduction initiatives, and materials price reductions, partially offset by cost of sales related to the 2023 and 2024 acquisitions. Gross profit margins decreased to 21.5% in 2024 from 22.1% in the prior year due to pricing, depreciation and other various items as discussed above.
Selling, general and administrative expenses (“SG&A”) increased $79.3 million, or 12.3%, and were 13.6% of sales in 2024 compared to 11.8% of sales in 2023. The current year increase was primarily related to an increase in acquisition, integration, and divestiture-related costs.
Restructuring and asset impairment charges totaled $65.4 million in 2024, compared with $47.9 million in 2023. The 2024 charges reflect severance costs related to the Company’s ongoing organizational effectiveness efforts, the relocation costs of certain facilities in Greece and Germany, and closure costs related to the Sumner Mill and the Kilkis Mill, two small industrial converted products facilities in China, and the exit of a small metal canning lid business within Sonoco Metal Packaging (“Metal Packaging”). The 2023 charges reflect costs related to the closure of several operations, including a paper mill in Kansas and a metal packaging facility and severance costs related to the closures of several smaller operations. Additional information regarding restructuring actions and asset impairments is provided in Note 5 to the Company’s Consolidated Financial Statements.
(Loss)/Gain on divestiture of business and other assets reflected a loss of $23.5 million in 2024, compared to a gain of $78.9 million in 2023. The loss reported in 2024 primarily related to the loss on the sale of two production facilities in China. The gain recorded in 2023 primarily related to the sale of the Company’s timberland properties and the divestitures of the S3 and U.S. BulkSak businesses.
Other (expenses)/income, net reflected expense of $104.2 million in 2024, compared with income of $39.7 million in 2023. Other expenses, net reported in 2024 included a loss of $113.7 million from the remeasurement of euro-denominated cash balances held in connection with the Eviosys acquisition, partially offset by a gain of $5.9 million from the remeasurement of an equity investment to fair value and a gain of $3.6 million from the sale of the Company’s equity interest in Northstar. Other income, net reported in 2023 included a gain of $44.0 million from the remeasurement of the Company’s previously held equity interest in RTS Packaging to fair value, partially offset by a loss of $7.1 million from the settlement of a contract associated with the acquisition of the Chattanooga Mill that was determined to have unfavorable terms given market conditions at the time of the acquisition. See Note 4 to the Consolidated Financial Statements for further information.
Non-operating pension costs were $13.8 million in 2024, compared with $14.3 million in 2023. The year-over-year decrease of $0.5 million was primarily due to lower interest costs on the Company’s defined benefit pension liabilities, resulting from lower year-over-year discount rates. See Note 15 to the Consolidated Financial Statements for further information on employee benefit plans.
Net interest expense totaled $145.1 million for the year ended December 31, 2024, compared with $125.4 million in 2023. The increase was primarily due to higher interest from financing transactions relating to the Eviosys acquisition. Additional information regarding the Company’s indebtedness is provided in Note 11 to the Company’s Consolidated Financial Statements.
The effective tax rates on GAAP and Adjusted net income attributable to Sonoco for the full year 2024 were 8.7% and 24.3%, respectively, compared with 24.5% and 24.9%, respectively for the full year 2023. The decrease in the GAAP effective tax rate for 2024 was due primarily to the release of a reserve for uncertain tax positions following the expiration of the applicable statute of limitations, as well as deferred tax adjustments associated with the post-acquisition entity restructuring of the partitions business. The decrease in the effective tax rate on Adjusted net income attributable to Sonoco was primarily due to a variance in tax rates between jurisdictions in which the respective income and charges were taxed.
Discontinued Operations
Net income from discontinued operations totaled $96.4 million for the year ended December 31, 2024, compared with $96.3 million for the year ended December 31, 2023. The increase in interest expense related to debt required to be repaid upon closure of the TFP transaction were offset by tax benefits due to the recording of a deferred tax asset on the outside basis of certain held-for-sale entities.
28 FORM 10-K SONOCO 2024 ANNUAL REPORT

Reportable Segments
The Company’s operating and reporting structure consists of two reportable segments, Consumer Packaging and Industrial Paper Packaging, with all remaining businesses reported as All Other.
In accordance with applicable accounting guidance, the results of TFP, previously part of the Consumer Packaging segment, are presented as discontinued operations in the Consolidated Statements of Income and, as such, have been excluded from both continuing operations and segment results for all periods presented in this Annual Report on Form 10-K. All amounts, percentages and disclosures for all periods presented in this Annual Report on Form 10-K reflect only the continuing operations of Sonoco unless otherwise noted. As of and for the year ended December 31, 2024, there were no changes to the manner in which the Company reviewed financial information at the segment level; therefore, these changes had no impact on the Company’s segment reporting structure.
Total operating profit, reported as “Operating Profit” in the Company’s Consolidated Statements of Income, is comprised of the following:

($ in millions)	2024	2023	% Change
Operating profit:
Consumer Packaging	$294.8	$285.8	3.1%
Industrial Paper Packaging	271.7	317.9	(14.5)%
Segment operating profit	566.5	603.7	(6.2)%
All Other	53.3	85.1	(37.4)%
Corporate
Restructuring/Asset impairment charges	(65.4)	(47.9)	36.5%
Amortization of acquisition intangibles	(78.6)	(67.3)	16.8%
(Loss)/Gain on divestiture of business and other assets	(23.5)	78.9	(129.8)%
Acquisition, integration and divestiture-related costs	(91.6)	(24.6)	272.4%
Other corporate costs	(46.7)	(42.3)	10.4%
Other operating income, net	12.5	3.4	267.6%
Total operating profit*	$326.6	$589.1	(44.6)%
*Due to rounding, amounts above may not sum to the totals presented
Segment results, which are reviewed by Company management to evaluate segment performance, do not include: restructuring/asset impairment charges; amortization of acquired intangibles; acquisition, integration, and divestiture-related costs; changes in last in, first out (“LIFO”) inventory reserves; gains/losses from the sale of businesses or other assets; gains/losses on derivatives; or certain other items, if any, the exclusion of which the Company believes improves the comparability and analysis of the ongoing operating performance of the business. Accordingly, the term “segment operating profit” is defined as the segment’s portion of “operating profit” excluding those items. All other general corporate expenses have been allocated as operating costs to each of the Company’s reportable segments and All Other, except for costs related to discontinued operations.
See Note 20 to the Company’s Consolidated Financial Statements for more information on reportable segments.
Consumer Packaging

($ in millions)	2024	2023	% Change
Net sales	$2,531.9	$2,471.0	2.5%
Segment operating profit	294.8	285.8	3.1%
Depreciation, depletion and amortization	109.4	95.3	14.8%
Cost of Sales	2,041.1	1,999.5	2.1%
Consumer Packaging segment net sales increased year over year primarily due to sales of $115.0 million related to the December 4, 2024 acquisition of Eviosys, partially offset by a $59.0 million unfavorable impact from lower selling prices due to ongoing pricing pressures.
Segment operating profits increased year over year as a result of strong productivity from procurement savings, production efficiencies, and fixed cost reduction initiatives totaling $48.1 million, which were only partially offset by price/cost headwinds of $17.5 million and higher employee compensation costs. Year-over-year volumes remained fairly flat.
Cost of sales increased year over year due to increased volumes from the Eviosys acquisition, partially offset by the decline in prices and strong productivity from procurement savings and production efficiencies.
Industrial Paper Packaging

($ in millions)	2024	2023	% Change
Net sales	$2,349.5	$2,374.1	(1.0)%
Segment operating profit	271.7	317.9	(14.5)%
Depreciation, depletion and amortization	116.1	104.7	10.9%
Cost of Sales	1,818.3	1,809.8	0.5%
Industrial Paper Packaging segment net sales decreased year over year due to lower sales of $100.0 million related to the treatment of recycling as a procurement function effective January 1, 2024, lower sales prices of $35.3 million, and an unfavorable impact from foreign currency exchange of $24.1 million from the strengthening of the U.S. dollar. These declines were partially offset by a net increase of $123.8 million related to the September 2023 acquisitions of the Chattanooga Mill and the remaining ownership interest in RTS Packaging, the divestiture of the Bulksak business, and the closure of certain facilities in Greece. An increase in volume of $18.1 million further offset the year-over-year decrease.
Segment operating profit decreased year over year as continued price/cost pressures negatively impacted operating profit by $137.6 million, partially offset by strong productivity from procurement savings, production efficiencies, and fixed cost reduction initiatives totaling $85.4 million .
29 FORM 10-K SONOCO 2024 ANNUAL REPORT

Cost of sales increased year over year as a result of the acquisition of the Chattanooga Mill and the remaining ownership interest in RTS Packaging, partially offset by price/cost declines and the treatment of recycling as a procurement function effective January 1, 2024.
All Other

($ in millions)	2024	2023	% Change
Net sales	$424.0	$596.3	(28.9)%
Segment operating profit	53.3	85.1	(37.4)%
Depreciation, depletion and amortization	12.0	14.6	(17.8)%
All Other net sales decreased year over year, reflecting the April 2024 divestiture of Protexic and lower volumes from the remaining businesses.
All Other operating profit decreased year over year, reflecting lower volumes and prices in temperature assured packaging and lower sales due to the April 2024 divestiture of Protexic.
Results of Operations – 2023 Versus 2022
Consolidated net sales from continuing operations for 2023 were $5.4 billion, a $0.4 billion, or 7.1%, decrease from 2022. The lower year-over-year sales were driven by lower volumes of $505.8 million across the portfolio. This impact was partially offset by an increase in sales of $78.9 million due to the full year impact in 2023 of the January 2022 acquisition of Metal Packaging.
GAAP operating profit for the year ended December 31, 2023 was $589.0 million, an increase of 4.6% from $563.4 million for the year ended December 31, 2022. Operating profit increased primarily as a result of the $78.9 million benefit from the sale of the Company’s timberland properties and the divestitures of the S3 and U.S. BulkSak businesses in 2023, lower restructuring and asset impairment costs of $4.5 million, and lower acquisition and integration costs for the year ended December 31, 2023. These increases were partially offset by a decrease in gross profit of $22.7 million and increases in other SG&A expenses related to higher compensation, benefits, group medical, and information technology costs resulting from inflation and the impact of acquisitions. Adjusted operating profit for the year ended December 31, 2023 was $646.6 million, a decrease of 17.4% from the $783.0 million reported for the year ended December 31, 2022.
GAAP net income attributable to Sonoco was $475.0 million ($4.80 per diluted share) in 2023, compared with $466.4 million ($4.72 per diluted share) in 2022. These GAAP results reflect net after-tax, adjusted charges totaling $44.9 million and $173.1 million in 2023 and 2022, respectively. These adjustments are presented in the “Reconciliations of GAAP to Non-GAAP Financial Measures” tables. Adjusted for these items, Adjusted net income attributable to Sonoco was $519.9 million ($5.26 per diluted share) in 2023, compared with $639.5 million ($6.48 per diluted share) in 2022.
The GAAP results were slightly higher in 2023 as a result of the full year impact of the acquisition of Metal Packaging, the acquisition of the remaining interest in RTS Packaging, and the acquisition of the Chattanooga Mill, gains from divestitures and sale of assets, and lower acquisition, integration and divestiture-related costs. These favorable factors were partially offset by lower volumes across the portfolio and unfavorable metal price overlap. Adjusted net income attributable to Sonoco declined in 2023 as a result of lower volumes across the portfolio, inflationary pricing pressure within retail in the Consumer Packaging segment, and unfavorable index-related pricing in the Industrial Paper Packaging segment.
Costs and Expenses/Margins
Cost of sales decreased $0.4 billion in 2023, or 8.5%, from the prior year. The decrease was attributable to the lower sales volume, which was partially offset by lower input costs, primarily for steel and old corrugated cardboard. Gross profit margins increased to 22.1% in 2023 from 20.9% in the prior year primarily due to the previously mentioned lower input costs.
SG&A increased $35.0 million, or 5.7%, and were 11.8% of sales in 2023 compared to 10.4% of sales in 2022. The current year increase was related to higher compensation, benefits, group medical, and information technology costs resulting from inflation and the impact of acquisitions. These increases were partially offset by lower year-over-year acquisition, integration, and divestiture-related costs. These costs were higher in the prior year due to the January 2022 acquisition of Metal Packaging.
Restructuring and asset impairment charges totaled $47.9 million in 2023 compared with $52.4 million in 2022. The 2023 charges reflect costs related to the closure of several operations, including a paper mill in Kansas and a metal packaging facility and severance related to the closures of several smaller operations. The 2022 charges include severance and other plant closure costs as well as a $9.2 million impairment charge resulting from the Company’s exit from its Russian operations. Additional information regarding restructuring actions and asset impairments is provided in Note 5 to the Consolidated Financial Statements.
Gain on divestiture of business and other assets reflected gains totaling $78.9 million in 2023 related to the sale of the Company’s timberland properties and the divestitures of the S3 and U.S. BulkSak businesses.
Other (expense)/income, net was $39.7 million in 2023, reflecting a gain of $44.0 million resulting from the remeasurement of the Company’s previously held equity interest in RTS Packaging to fair value, partially offset by a loss of $4.3 million from the settlement of a contract associated with the acquisition of the Chattanooga Mill that was determined to have unfavorable terms given market conditions at the time of the acquisition. See Note 4 to the Consolidated Financial Statements for further information.
Non-operating pension costs were $14.3 million in 2023, compared with $7.1 million in 2022. The year-over-year increase of $7.2 million was primarily due to higher interest costs on the Company’s defined benefit pension liabilities, resulting from higher year-over-year discount rates. See Note 15 to the Consolidated Financial Statements for further information on employee benefit plans.
Net interest expense totaled $125.4 million for the year ended December 31, 2023, compared with $96.3 million in 2022. The increase was primarily due to higher year-over-year average debt balances resulting from the term loans executed in December 2022 and August 2023 and the impact of higher interest rates on the Company’s variable debt. Additional information regarding the Company’s indebtedness is provided in Note 11 to the Consolidated Financial Statements.
The effective tax rates on GAAP and Adjusted net income attributable to Sonoco for the full year 2023 were 24.5% and 24.9%, respectively, compared with 20.8% and 24.5%, respectively, for the full year 2022. The increase in the GAAP effective tax rate for 2023 was due primarily to the absence in 2023 of a release of a valuation allowance on foreign tax credits. The increase in the effective tax rate on Adjusted net income attributable to Sonoco was primarily due to a variance in tax rates between jurisdictions in which the respective income and charges were taxed.
30 FORM 10-K SONOCO 2024 ANNUAL REPORT

Discontinued Operations
Net income from discontinued operations totaled $96.3 million for the year ended December 31, 2023, compared with $88.6 million for the year ended December 31, 2022. The increase was primarily due to improved productivity from procurement savings, production efficiencies, and fixed cost reduction initiatives, partially offset by unfavorable volume/mix and increased restructuring charges.
Reportable Segments
The Company’s operating and reporting structure consists of two reportable segments, Consumer Packaging and Industrial Paper Packaging, with all remaining businesses reported as All Other.
In accordance with applicable accounting guidance, the results of TFP, previously part of the Consumer Packaging segment, are presented as discontinued operations in the Consolidated Statements of Income and, as such, have been excluded from both continuing operations and segment results for all periods presented in this Annual Report on Form 10-K. All amounts, percentages and disclosures for all periods presented in this Annual Report on Form 10-K reflect only the continuing operations of Sonoco unless otherwise noted. See Note 2 to the Consolidated Financial Statements for more information. As of and for the year ended December 31, 2023, there were no changes to the manner in which the Company reviewed financial information at the segment level; therefore, these changes had no impact on the Company’s segment reporting structure.
Total operating profit, reported as “Operating Profit” in the Company’s Consolidated Statements of Income, is comprised of the following:

($ in millions)	2023	2022	% Change
Operating profit:
Consumer Packaging	$285.8	$442.2	(35.4)%
Industrial Paper Packaging	317.9	327.9	(3.0)%
Segment operating profit	603.7	770.1	(21.6)%
All Other	85.1	58.2	46.2%
Corporate
Restructuring/Asset impairment charges	(47.9)	(52.4)	(8.6)%
Amortization of acquisition intangibles	(67.3)	(60.3)	11.6%
Gain on divestiture of business and other assets	78.9	—
Acquisition, integration and divestiture-related costs	(24.6)	(70.2)	(65.0)%
Other corporate costs	(42.3)	(45.2)	(6.4)%
Other operating income, net	3.4	(36.8)	(109.2)%
Total operating profit*	$589.1	$563.4	4.6%
*Due to rounding, amounts above may not sum to the totals presented
Segment results, which are reviewed by Company management to evaluate segment performance, do not include: restructuring/asset impairment charges; amortization of acquired intangibles; acquisition, integration, and divestiture-related costs; changes in LIFO inventory reserves; gains/losses from the sale of businesses or other assets; gains/losses on derivatives; or certain other items, if any, the exclusion of which the Company believes improves the comparability and analysis of the ongoing operating performance of the business. Accordingly, the term “segment operating profit” is defined as the segment’s portion of “operating profit” excluding those items. All other general corporate expenses have been allocated as operating costs to each of the Company’s reportable segments and All Other, except for costs related to discontinued operations.
See Note 20 to the Consolidated Financial Statements for more information on reportable segments.
Consumer Packaging

($ in millions)	2023	2022	% Change
Net sales	$2,471.0	$2,564.0	(3.6)%
Segment operating profit	285.8	442.2	(35.4)%
Depreciation, depletion and amortization	95.3	84.0	13.5%
Cost of Sales	1,999.5	1,981.6	0.9%
Consumer Packaging segment net sales decreased year over year primarily as a result of a $208.2 million decline in volume from customer retail destocking throughout the year, partially offset by a $78.9 million increase in sales related to the inclusion of a full year of operations of the January 2022 Metal Packaging acquisition as well as a $29.5 million favorable impact related to pricing.
Segment operating profits decreased by $156.4 million year over year and operating profit margins decreased to 11.6% from 17.2%. The decreases in operating profit and operating margins were primarily due to a $84.7 million decline from price/cost pressures and the unfavorable impact of metal price overlap, a $58.5 million decline from unfavorable sales volume/mix, and increased employee compensation and group medical costs. These unfavorable impacts were partially offset by $25.9 million in improved productivity from procurement savings, production efficiencies, and fixed cost reduction initiatives.
Cost of sales increased year over year due to increased pricing as a result of inflationary pricing pressures, partially offset by volume declines and strong productivity from procurement savings and production efficiencies.
31 FORM 10-K SONOCO 2024 ANNUAL REPORT

Industrial Paper Packaging

($ in millions)	2023	2022	% Change
Net sales	$2,374.1	$2,684.6	(11.6)%
Segment operating profit	317.9	327.9	(3.0)%
Depreciation, depletion and amortization	104.7	91.9	13.9%
Cost of Sales	1,809.8	2,109.1	(14.2)%
Industrial Paper Packaging segment net sales decreased year over year primarily as a result of unfavorable volume of $256.6 million and index-related pricing declines of $64.9 million.
Segment operating profit decreased year over year, driven by unfavorable volume of $73.4 million. This unfavorable impact was partially offset by $25.6 million favorable impact from price/cost and $18.8 million from productivity from procurement savings, production efficiencies, and fixed cost reduction initiatives.
Cost of sales decreased year over year due to volume declines, partially offset by strong productivity from procurement savings, production efficiencies, and fixed cost reduction initiatives.
All Other

($ in millions)	2023	2022	% Change
Net sales	$596.3	$620.3	(3.9)%
Segment operating profit	85.1	58.2	46.2%
Depreciation, depletion and amortization	14.6	14.3	2.1%
All Other net sales decreased year over year due to lower volumes, primarily in temperature assured packaging as COVID-related demand declined.
All Other operating profit increased year over year, driven by ongoing structural improvement programs to improve profitability across this diversified collection of businesses, favorable strategic pricing initiatives and strong productivity from procurement savings, production efficiencies and fixed cost reduction initiatives. These favorable factors were partially offset by the impact of the lower volumes.
Non-GAAP Financial Measures
The Company uses certain financial performance measures, both internally and externally, that are not in conformity with GAAP (referred to as “non-GAAP financial measures”) to assess and communicate the financial performance of the Company. These non-GAAP financial measures, which are identified using the term “Adjusted” (for example, “Adjusted Operating Profit,” “Adjusted Net Income Attributable to Sonoco,” and “Adjusted Diluted EPS”), reflect adjustments to the Company’s GAAP operating results to exclude amounts, including the associated tax effects, relating to:
•restructuring/asset impairment charges1;
•acquisition, integration and divestiture-related costs;
•gains or losses from the divestiture of businesses and other assets;
•losses from the early extinguishment of debt;
•non-operating pension costs;
•amortization expense on acquisition intangibles;
•changes in LIFO inventory reserves;
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
32 FORM 10-K SONOCO 2024 ANNUAL REPORT

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
Reconciliations of GAAP to non-GAAP results are presented under “Reconciliations of GAAP to Non-GAAP Financial Measures” below in conjunction with MD&A of the Company’s results of operations. Reconciliations are not provided for non-GAAP financial measures related to future years due to the likely occurrence of one or more of the following, the timing and magnitude of which management is unable to reliably forecast: possible gains or losses on the sale of businesses or other assets; restructuring costs and restructuring-related asset impairment charges; acquisition, integration and divestiture-related costs; and the tax effect of these items and/or other income tax-related events. These items could have a significant impact on the Company’s future GAAP financial results.
Reconciliations of GAAP to Non-GAAP Financial Measures
The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures for each of the years presented:
Adjusted Operating Profit, Adjusted Income Before Income Taxes, Adjusted Provision for Income Taxes, Adjusted Net Income Attributable to Sonoco, and Adjusted Diluted EPS

	For the year ended December 31, 2024
Dollars in thousands, except per share data	Operating Profit	Income Before Income Taxes	Provision for Income Taxes	Net Income Attributable to Sonoco	Diluted EPS
As Reported (GAAP)[1]	$326,578	$63,486	$5,509	$163,949	$1.65
Acquisition, integration and divestiture-related costs[2]	91,600	125,169	24,281	115,602	1.16
Changes in LIFO inventory reserves	(6,263)	(6,263)	(1,570)	(4,693)	(0.05)
Amortization of acquisition intangibles	78,595	78,595	19,170	75,614	0.76
Restructuring/Asset impairment charges	65,370	65,370	13,384	55,181	0.56
Loss on divestiture of business and other assets	23,452	23,452	1,499	21,953	0.22
Other expenses, net[3]	—	104,200	27,670	76,530	0.77
Non-operating pension costs	—	13,842	3,412	10,430	0.11
Net gain from derivatives	(7,225)	(7,225)	(1,811)	(5,414)	(0.05)
Other adjustments[4]	982	982	20,566	(23,349)	(0.24)
Total adjustments	246,511	398,122	106,601	321,854	3.24
Adjusted	$573,089	$461,608	$112,110	$485,803	$4.89
Due to rounding, individual items may not sum appropriately.
1 Operating profit, income before income taxes, and provision for income taxes exclude results related to discontinued operations of $128,037, $116,309, and $19,934, respectively.
2 Acquisition, integration and divestiture related costs include losses on treasury lock derivative instruments, amortization of financing fees and pre-acquisition net interest expenses totaling $33,569 related to debt instruments associated with the financing of the Eviosys acquisition. These costs are included in “Interest expense” in the Company’s Consolidated Statements of Income.
3 Other expenses, net primarily relates to remeasurement loss on Euro denominated cash held by the Company to close the Eviosys acquisition.
4 Other adjustments include discrete tax items primarily related to a $12,638 adjustment to deferred taxes from a post-acquisition restructuring of the partitions business, a $9,864 reduction in reserves for uncertain tax positions following the expiration of the applicable statute of limitations and a $5,796 tax benefit due to the recording of a deferred tax asset on the outside basis of certain held-for-sale entities, partially offset by an adjustment for hurricane-related insurance deductible losses.
33 FORM 10-K SONOCO 2024 ANNUAL REPORT

	For the year ended December 31, 2023
Dollars in thousands, except per share data	Operating Profit	Income Before Income Taxes	Provision for Income Taxes	Net Income Attributable to Sonoco	Diluted EPS
As Reported (GAAP)[1]	$589,049	$489,027	$119,730	$474,959	$4.80
Acquisition, integration and divestiture-related costs	24,624	24,624	5,736	19,847	0.20
Changes in LIFO inventory reserves	(11,817)	(11,817)	(2,977)	(8,840)	(0.09)
Amortization of acquisition intangibles	67,323	67,323	16,787	65,741	0.66
Restructuring/Asset impairment charges	47,909	47,909	10,808	44,036	0.44
Gain on divestiture of business and other assets	(78,929)	(78,929)	(19,076)	(59,853)	(0.60)
Other income, net	—	(39,657)	(9,624)	(30,033)	(0.30)
Non-operating pension costs	—	14,312	3,547	10,765	0.11
Net gain from derivatives	(1,912)	(1,912)	(482)	(1,430)	(0.01)
Other adjustments	10,326	10,298	5,495	4,680	0.05
Total adjustments	57,524	32,151	10,214	44,913	0.46
Adjusted	$646,573	$521,178	$129,944	$519,872	$5.26
Due to rounding, individual items may not sum appropriately.
1 Operating profit, income before income taxes, and provision for income taxes exclude results related to discontinued operations of $126,741, $125,805, and $29,548, respectively.

	For the year ended December 31, 2022
Dollars in thousands, except per share data	Operating Profit	Income Before Income Taxes	Provision for Income Taxes	Net Income Attributable to Sonoco	Diluted EPS
As Reported (GAAP)[1]	$563,355	$459,934	$95,731	$466,437	4.72
Acquisition, integration and divestiture-related costs	70,210	70,210	17,640	52,570	0.53
Changes in LIFO inventory reserves	28,445	28,445	7,083	21,362	0.22
Amortization of acquisition intangibles	60,263	60,263	14,780	60,873	0.62
Restructuring/Asset impairment charges	52,385	52,385	9,966	45,542	0.46
Non-operating pension costs	—	7,073	2,007	5,066	0.05
Net loss from derivatives	8,767	8,767	2,183	6,584	0.07
Other adjustments	(380)	(516)	18,471	(18,941)	(0.19)
Total adjustments	219,690	226,627	72,130	173,056	1.76
Adjusted	$783,045	$686,561	$167,861	$639,493	$6.48
Due to rounding, individual items may not sum appropriately.
1 Operating profit, income before income taxes, and provision for income taxes exclude results related to discontinued operations of $112,044, $111,348, and $22,778, respectively.
34 FORM 10-K SONOCO 2024 ANNUAL REPORT

Adjusted EBITDA1

	Twelve Months Ended
Dollars in thousands	2024	2023	2022
Net income attributable to Sonoco	$163,949	$474,959	$466,437
Adjustments:
Interest expense	186,015	136,686	101,662
Interest income	(29,238)	(10,383)	(4,621)
Provision for income taxes	25,443	149,278	118,509
Depreciation, depletion, and amortization	374,859	340,988	308,824
Non-operating pension costs	13,842	14,312	7,073
Net (income)/loss attributable to noncontrolling interests	(9)	942	543
Restructuring/Asset impairment charges	69,110	56,933	56,910
Changes in LIFO inventory reserves	(6,263)	(11,817)	28,445
Loss/(Gain) on divestiture of business and other assets	23,452	(78,929)	—
Acquisition, integration and divestiture-related costs	110,883	26,254	70,210
Other expenses/(income), net	104,200	(39,657)	—
Net (gain)/loss from derivatives	(7,225)	(1,912)	8,767
Other non-GAAP adjustments	6,154	10,142	(290)
Adjusted EBITDA	$1,035,172	$1,067,796	$1,162,469

1    Adjusted EBITDA is calculated on a total Company basis, including both continuing operations and discontinued operations.
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
Segment results, which are reviewed by the Company’s management to evaluate segment performance, do not include the following: restructuring/asset impairment charges; amortization of acquisition intangibles; acquisition, integration, and divestiture-related costs; changes in LIFO inventory reserves; gains/losses from the sale of businesses or other assets; gains/losses on derivatives; or certain other items, if any, the exclusion of which the Company believes improves the comparability and analysis of the ongoing operating performance of the business. Accordingly, the term “segment operating profit” is defined as the segment’s portion of “operating profit” excluding those items. All other general corporate expenses have been allocated as operating costs to each of the Company’s reportable segments and All Other, except for costs related to discontinued operations. Total operating profit is comprised of the sum of segment and All Other operating profit plus certain items that have been allocated to Corporate, including amortization of acquisition intangibles; restructuring/asset impairment charges; changes in LIFO inventory reserves; acquisition, integration and divestiture-related costs; gains/losses from the sale of businesses or other assets; gains/losses on derivatives; and certain other items that were excluded from segment and All Other operating profit.
35 FORM 10-K SONOCO 2024 ANNUAL REPORT

Segment Adjusted EBITDA and All Other Adjusted EBITDA, Adjusted EBITDA Margin Reconciliation
For the Year Ended December 31, 2024
Dollars in thousands	Consumer Packaging segment	Industrial Paper Packaging segment	All Other	Corporate	Total
Segment and Total Operating Profit	$294,832	$271,654	$53,278	$(293,186)	$326,578
Adjustments:
Depreciation, depletion and amortization[1]	109,355	116,149	11,962	78,595	316,061
Equity in earnings of affiliates, net of tax	365	9,223	—	—	9,588
Restructuring/Asset impairment charges[2]	—	—	—	65,370	65,370
Changes in LIFO inventory reserves[3]	—	—	—	(6,263)	(6,263)
Acquisition, integration and divestiture-related costs[4]	—	—	—	91,600	91,600
Loss on divestiture of business and other assets[5]	—	—	—	23,452	23,452
Net gain from derivatives[6]	—	—	—	(7,225)	(7,225)
Other non-GAAP adjustments	—	—	—	982	982
Segment Adjusted EBITDA	$404,552	$397,026	$65,240	$(46,675)	$820,143

Net Sales	$2,531,852	$2,349,488	$424,025
Segment Operating Profit Margin	11.6%	11.6%	12.6%
Segment Adjusted EBITDA Margin	16.0%	16.9%	15.4%
1 Included in Corporate is the amortization of acquisition intangibles associated with the Consumer Packaging segment of $52,144, the Industrial Paper Packaging segment of $25,619, and the All Other group of businesses of $832.
2 Included in Corporate are restructuring/asset impairment charges associated with the Consumer Packaging segment of $19,259, the Industrial Paper Packaging segment of $33,923, and the All Other group of businesses of $1,434.
3 Included in Corporate are changes in LIFO inventory reserves associated with the Consumer Packaging segment of $(5,780) and the Industrial Paper Packaging segment of $(483).
4 Included in Corporate are acquisition, integration and divestiture-related costs associated with the Consumer Packaging segment of $9,052 and the Industrial Paper Packaging segment of $(3,600).
5 Included in Corporate are net losses on the divestiture of business associated with the Industrial Paper Packaging segment of $24,357, including a loss of $25,607 from the sale of two production facilities in China, partially offset by a gain of $(1,250) from the sale of the S3 business, and a gain associated with the All Other group of businesses of $(905) related to the sale of Protexic.
6 Included in Corporate are net gains from derivatives associated with the Consumer Packaging segment of $(1,202), the Industrial Paper Packaging segment of $(5,174), and the All Other group of businesses of $(849).

36 FORM 10-K SONOCO 2024 ANNUAL REPORT

Segment Adjusted EBITDA and All Other Adjusted EBITDA, Adjusted EBITDA Margin Reconciliation
For the Year Ended December 31, 2023
Dollars in thousands	Consumer Packaging segment	Industrial Paper Packaging segment	All Other	Corporate	Total
Segment and Total Operating Profit	$285,762	$317,917	$85,148	$(99,778)	$589,049
Adjustments:
Depreciation, depletion, and amortization[1]	95,340	104,723	14,643	67,323	282,029
Equity in earnings of affiliates, net of tax	564	9,783	—	—	10,347
Restructuring/Asset impairment charges[2]	—	—	—	47,909	47,909
Changes in LIFO inventory reserves[3]	—	—	—	(11,817)	(11,817)
Acquisition, integration and divestiture-related costs[4]	—	—	—	24,624	24,624
Gain from divestiture of business and other assets[5]	—	—	—	(78,929)	(78,929)
Net gains from derivatives[6]	—	—	—	(1,912)	(1,912)
Other non-GAAP adjustments[7]	—	—	—	10,326	10,326
Segment Adjusted EBITDA	$381,666	$432,423	$99,791	$(42,254)	$871,626

Net Sales	$2,471,048	$2,374,113	$596,265
Segment Operating Profit Margin	11.6%	13.4%	14.3%
Segment Adjusted EBITDA Margin	15.4%	18.2%	16.7%
1 Included in Corporate is the amortization of acquisition intangibles associated with the Consumer Packaging segment of $44,250, the Industrial Paper Packaging segment of $16,121, and the All Other group of businesses of $6,952.
2 Included in Corporate are restructuring/asset impairment charges associated with the Consumer Packaging segment of $4,111, the Industrial Paper Packaging segment of $38,754, and the All Other group of businesses of $2,547.
3 Included in Corporate are changes in LIFO inventory reserves associated with the Consumer Packaging segment of $(10,915) and the Industrial Paper Packaging segment of $(902).
4 Included in Corporate are acquisition, integration, and divestiture-related costs associated with the Consumer Packaging segment of $1,171 and the Industrial Paper Packaging segment of $5,810.
5 Included in Corporate are gains from the sale of the Company’s timberland properties in the amount of $(60,945), the sale of its S3 business in the amount of $(11,065), and the sales of its BulkSak businesses in the amount of $(6,919), all of which are associated with the Industrial Paper Packaging segment.
6 Included in Corporate are net gains from derivatives associated with the Consumer segment of $(257), the Industrial Paper Packaging segment of $(1,290), and All Other of $(365).
7 Included in Corporate are other non-GAAP adjustments associated with the Industrial segment of $3,762 and the All Other group of businesses of $3,249.

37 FORM 10-K SONOCO 2024 ANNUAL REPORT

Segment Adjusted EBITDA and All Other Adjusted EBITDA, Adjusted EBITDA Margin Reconciliation
For the Year Ended December 31, 2022
Dollars in thousands	Consumer Packaging segment	Industrial Paper Packaging segment	All Other	Corporate	Total
Segment and Total Operating Profit	$442,156	$327,859	$58,240	$(264,900)	$563,355
Adjustments:
Depreciation, depletion, and amortization[1]	84,049	91,944	14,277	60,263	250,533
Equity in earnings of affiliates, net of tax	485	13,722	—	—	14,207
Restructuring/Asset impairment charges[2]	—	—	—	52,385	52,385
Changes in LIFO inventory reserves[3]	—	—	—	28,445	28,445
Acquisition, integration and divestiture-related costs[4]	—	—	—	70,210	70,210
Net gain from derivatives[5]	—	—	—	8,767	8,767
Other non-GAAP adjustments	—	—	—	(380)	(380)
Segment Adjusted EBITDA	$526,690	$433,525	$72,517	$(45,210)	$987,522

Net Sales	$2,564,004	$2,684,563	$610,760
Segment Operating Profit Margin	17.2%	12.2%	9.5%
Segment Adjusted EBITDA Margin	20.5%	16.1%	11.9%

1 Included in Corporate is the amortization of acquisition intangibles associated with the Consumer Packaging segment of $42,058, the Industrial Paper Packaging segment of $8,053, and the All Other group of businesses of $10,152.
2 Included in Corporate are restructuring/asset impairment charges associated with the Consumer Packaging segment of $9,180, the Industrial Paper Packaging segment of $24,745, and the All Other group of businesses of $(69).
3 Included in Corporate are changes in LIFO inventory reserves associated with the Consumer Packaging segment of $26,753 and the Industrial Paper Packaging segment of $1,692.
4 Included in Corporate are acquisition, integration, and divestiture-related costs associated with the Consumer Packaging segment of $38,690 and the Industrial Paper Packaging segment of $1,885.
5 Included in Corporate are net gains from derivatives associated with the Consumer Packaging segment of $1,332, the Industrial Paper Packaging segment of $5,788, and All Other of $1,646.
Financial Position, Liquidity, and Capital Resources
Cash Flow
Operating Activities
Cash flows from operations totaled $833.8 million in 2024, compared with $882.9 million in 2023, a year-over-year decrease of $(49.1) million. GAAP net income decreased by $312.0 million year over year as described in the “Results of Operations” section above. Net income in the current year also reflected a $33.9 million year-over-year increase in non-cash depreciation, depletion and amortization expense and a $9.4 million decrease in net non-cash asset impairment charges. Cash contributions to the Company’s pension and postretirement plans in 2024 were $19.6 million, compared with $14.7 million in 2023, a year-over-year increase of $5.0 million. Accrued expenses and other assets and liabilities provided $75.1 million of cash in 2024 and used $46.7 million of cash in 2023, for a year-over-year increase in provision of cash of $121.8 million. A significant driver of the change was the year-over-year increase in accrued management incentives in 2024 of $37.9 million, compared to a year-over-year decrease in 2023 of $22.7 million. The $60.6 million year-over-year increase in provision of cash related to accrued management incentive compensation, combined with a $34.1 million year-over-year increase in accrued interest as the result of higher interest expense related to financing transactions associated with the Eviosys acquisition, were the primary drivers of the increased provision of cash from accrued expenses and other assets and liabilities. Cash paid for taxes decreased by $97.3 million year over year. Tax payments in 2024 benefited from lower pre-tax income in the United States compared to 2023.
Net working capital provided $128.1 million of cash in 2024, while it provided $218.8 million in 2023. This net year-over-year decrease in provision of cash of $90.7 million was driven largely by year-over-year changes in inventory levels, partially offset by changes in accounts payables. Inventories used cash of $13.3 million in 2024 while providing cash of $342.7 million in 2023. Inventory levels at the end of 2024 changed only slightly from inventory levels at the end of 2023; however, inventory levels at the end of 2023 were significantly lower than they were at the end of 2022, particularly in tinplate steel, as the Company focused on reducing inventory in a lower sales volume environment during 2023. Accounts payable provided $123.6 million of cash in 2024 while using $148.8 million of cash in 2024. The year-over-year increase in the provision of cash from accounts payable was attributable to the spending on inventories, the year-over-year change in the cost of inputs, and better negotiated terms with certain vendors. Accounts receivable provided $7.2 million less cash in 2024 compared to 2023.
38 FORM 10-K SONOCO 2024 ANNUAL REPORT

Investing Activities
Investing activities used $4.1 billion of cash in 2024, compared with $619.3 million in 2023. The higher year-over-year use of cash was primarily attributable to higher acquisition spending as the Company invested $3.8 billion in the Eviosys acquisition in December 2024, compared with total acquisition spending of $372.6 million in 2023 for the acquisitions of RTS Packaging, the Chattanooga Mill, and Inapel. Capital expenditures in 2024 were $393.2 million, $30.2 million higher than the previous year. The year-over-year increase was driven by increased investments in various automation projects and strategic growth and productivity projects in both the Consumer Packaging and the Industrial Paper Packaging segments. Proceeds from the sale of businesses provided $81.0 million of cash in 2024 as the Company received cash from the sale of its Protexic business and additional proceeds related to the prior year sale of its S3 business. Proceeds from the sale of businesses provided $33.2 million of cash in 2023 as the Company received cash from the sales of its S3 and BulkSak businesses. Proceeds from the sale of assets totaled $15.6 million in 2024, primarily from the sale of previously closed production facilities, compared with $80.3 million in the prior year, primarily related to the sale of the Company’s timberland properties. Proceeds from the settlement of a net investment hedge provided $9.1 million of cash in 2024, and the Company paid $34.4 million in 2024 to settle a tranche of foreign currency forward contracts that the Company entered into in connection with the funding of the Eviosys acquisition. Net investments in affiliated companies used $2.7 million of cash in 2024, compared to $11.3 million of cash in 2023. Both years reflect additional investments in the Company’s investments in ISI Robotics and a small South Carolina-based designer and manufacturer of sustainable packaging solutions. The 2024 figure also reflects proceeds from the sale of the Company’s 2.7% equity interest in Northstar, which it had acquired on January 26, 2023 for $5.0 million, as part of the sale of its S3 business to Northstar. Other net investing proceeds provided $1.4 million less cash year over year, primarily as a result of lower life insurance proceeds received in the current year.
Financing Activities
Net cash provided by financing activities totaled $3.7 billion in 2024, compared with a net use of cash totaling $352.0 million in 2023. Financing activities in 2024 included net proceeds of debt totaling $3.9 billion used primarily to fund the acquisition of Eviosys. In 2023, the Company made net debt repayments of $150.4 million as it utilized strong operating cash flow and proceeds from the sale of assets to repay syndicated term loans ahead of their scheduled maturities. Financing activities in 2024 also included the payment of fees totaling $19.0 million related to an unsecured bridge term loan facility to secure funding for the Eviosys acquisition. The change in outstanding checks used cash of $8.7 million in 2024 while providing cash of $6.4 million in the prior year. The year-over-year change is the result of the timing and size of the last accounts payable check runs in 2024 and 2023 relative to the Company’s December 31 year end. Cash used to repurchase the Company’s common stock to satisfy employee tax withholding obligations in association with the exercise of certain share-based compensation awards was $9.2 million in 2024, compared to $10.6 million in 2023.
Cash dividends totaled $203.5 million in 2024 compared to $197.4 million in 2023, reflecting the increase in the quarterly dividend payment from $0.51 per share to $0.52 per share approved by the Board in April 2024.
Capital Resources
The Company’s cash balances are held in numerous locations throughout the world. At December 31, 2024 and 2023, approximately $190.1 million and $85.8 million, respectively, of the Company’s reported cash and cash equivalents balances of $431.0 million and $138.9 million, respectively, were held outside of the United States by its foreign subsidiaries. Cash held outside of the United States is available to meet local liquidity needs, or for capital expenditures, acquisitions, and other offshore growth opportunities. The Company has generally maintained sufficient domestic liquidity through a combination of operating cash flow generation and access to bank and capital markets borrowings, and therefore generally considered its foreign unremitted earnings to be indefinitely invested outside the United States and did not typically plan to repatriate such earnings, other than excess cash balances that could be repatriated at minimal tax cost. In 2024, due to the increase in debt in the United States affecting domestic liquidity, the Company did not consider certain future earnings of the Eviosys business to be indefinitely reinvested outside the United States and may repatriate excess cash balances from Eviosys at minimal tax cost. As of December 31, 2024, the Company is not providing for taxes on these amounts for financial reporting purposes. Computation of the potential deferred tax liability associated with unremitted earnings considered to be indefinitely reinvested is not practicable.
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
The Company, as part of its ongoing efforts to improve cash flow and related liquidity, works with suppliers to improve its terms and conditions, including extending payment terms. Beginning in 2020, the Company also began voluntary supply chain financing programs (the “SCF Programs”) to provide certain suppliers with the opportunity to sell receivables due from the Company to the SCF Programs’ participating financial institution. Such sales are conducted at the sole discretion of both the suppliers and the financial institution on a non-recourse basis at a rate that leverages the credit rating of the Company and thus might be more beneficial to the supplier. No guarantees are provided by the Company or any of its subsidiaries under the SCF Programs. Responsibility is limited to making payment on the terms originally negotiated with suppliers, regardless of whether those suppliers sell the receivables to the financial institution. The Company does not enter into any agreements with suppliers regarding their participation in the SCF Programs. All amounts outstanding at December 31, 2024 under the SCF Programs were recorded within trade accounts payable. The amount owed to the participating financial institution under the SCF Programs and included in accounts payable for continuing operations was $28.5 million at December 31, 2024 and $24.8 million at December 31, 2023. The Company accounts for all payments made under the SCF Programs as a reduction to cash flows from operations and reports them within “changes in payable to suppliers” in the Consolidated Statements of Cash Flows exclusive of the $7.5 million of obligations acquired in the acquisition of Eviosys. A downgrade in the Company’s credit rating or changes in the financial markets could limit financial institutions’ willingness to commit funds to, and participate in, the SCF Programs. However, the Company does not believe a reduction in, or the elimination of, the SCF Programs would have a material impact on its working capital or cash flows.
The Company’s total debt at December 31, 2024, was $7.0 billion, a year-over-year increase of $4.0 billion. The year-over-year change reflects the following actions taken during 2024:
•On May 3, 2024, the Company increased the commitments under its unsecured revolving credit facility by $350 million to an aggregate amount of $1.25 billion. The Company entered into this five-year facility, which supports its $1.25 billion commercial paper program, on June 30, 2021. At December 31, 2024, the Company had no commercial paper balances outstanding; accordingly, the committed capacity available for drawdown under its revolving credit facility at December 31, 2024 was $1.25 billion.
39 FORM 10-K SONOCO 2024 ANNUAL REPORT

•On July 12, 2024, the Company entered into a credit agreement with the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (the “Term Credit Agreement”). The Term Credit Agreement provides the Company with the ability to borrow up to $700 million on an unsecured basis (the “Term Loan Facility”) to finance a portion of the cash consideration for the Company’s acquisition of Eviosys. The Company drew down the entire Term Loan Facility on December 2, 2024 in connection with the consummation of the Eviosys acquisition on December 4, 2024.
•On September 16, 2024, the Company entered into a credit agreement with the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (the “364-Day Term Credit Agreement”). The 364-Day Term Credit Agreement provides the Company with the ability to borrow up to $1.5 billion on an unsecured basis (the “364-Day Term Loan Facility” and, together with the Term Loan Facility, the “Term Loan Facilities”) to finance a portion of the cash consideration for the Company’s acquisition of Eviosys. The Company drew down the entire 364-Day Term Loan Facility on December 2, 2024 in connection with the consummation of the Eviosys acquisition on December 4, 2024. Pursuant to the terms of the Term Loan Facilities, the Company is required to use the net proceeds of its pending divestiture of TFP and certain future dispositions to reduce its indebtedness.
•On September 19, 2024, the Company completed a registered public offering of senior unsecured notes (the “Notes”) in a combined aggregate principal amount of $1.8 billion.
•On December 4, 2024, the Company completed the acquisition of Eviosys. The net cash consideration of approximately $3.8 billion and the acquisition-related fees and expenses, was funded through (i) the completed registered public offering of the Notes in a combined aggregate principal amount of $1.8 billion; (ii) the Term Loan Facility in an aggregate principal amount of $700 million; (iii) the 364-Day Term Credit Agreement in an aggregate principal amount of $1.5 billion; and (iv) cash on hand.
Included in “Other foreign denominated debt” at December 31, 2024 are $73.5 million of transfers of certain trade receivables of Eviosys to third-party financial institutions for which the requirements to be accounted for as a true sale in accordance with the guidance under ASC 860 were not met.
At December 31, 2024, the Company had approximately $443.1 million in cash and cash equivalents on hand, including discontinued operations, and $1.25 billion in committed availability under its revolving credit facility, all of which was available for drawdown. The Company has the contractual right to draw funds directly on the underlying revolving credit facility, which could possibly occur if there were a disruption in the commercial paper market.
As of December 31, 2024, the Company had scheduled debt maturities of $2,054.5 million, $1,218.5 million, $310.5 million, $508.1 million, and $598.4 million in 2025, 2026, 2027, 2028, and 2029, respectively. On February 3, 2025, the Company repaid the 1.80% notes due February 2025 using proceeds from the issuance of commercial paper. See Note 11 to the Consolidated Financial Statements for additional information regarding the Company’s contractual principal debt maturities.
The Company’s contractual obligation maturities for interest payments on outstanding fixed-rate, long-term debt, as well as financing fees on the backstop line of credit, are expected to total approximately $158.3 million in 2025, $150.3 million in 2026, $129.2 million in 2027, $128.7 million in 2028, and $118.1 million in 2029.
Capital spending is expected to total approximately $360 million in 2025, down slightly from 2024. The Company expects to continue to invest in profit generating projects in our Global Cans business (inclusive of the 2024 acquisition of Eviosys) and Global Paper Products business focused on footprint optimization, automation, and sales growth.
The Company believes cash on hand and available credit, combined with expected net cash flows generated from operating and investing activities, will provide sufficient liquidity to cover these and other cash flow needs of the Company over the course of 2025 and beyond.
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
The net underfunded position of the Company’s various U.S and international defined benefit pension and postretirement plans was $168 million at the end of 2024, compared with $127 million at the end of 2023. The increase in the unfunded position reflects pension plans acquired in the December 4, 2024 acquisition of Eviosys with an unfunded liability totaling approximately $52.8 million. The Company contributed approximately $19.6 million to its benefit plans in 2024. Benefit plan contributions in 2025 are expected to total approximately $22 million. Future funding requirements will depend largely on actual investment returns, future actuarial assumptions, legislative actions, and changes to the Company’s benefit offerings.
Current assets increased year over year by $1,128 million to $3,179 million at December 31, 2024, and current liabilities increased by $2,873 million to $4,038 million, resulting in a decrease in the Company’s ratio of current assets to current liabilities to 0.8 at December 31, 2024 from 1.8 at December 31, 2023. Current assets were lower principally due to year-over-year reductions in inventory while current liabilities decreased primarily due to the repayment of the syndicated term loan that was due in December 2023.
Total equity decreased $146 million during 2024 as net income of $164 million, other comprehensive loss of $137 million and stock-based compensation of $30 million were partially offset by dividends of $204 million and share repurchases of $9 million for tax share withholding on vested stock compensation granted to employees. The primary driver of other comprehensive income was a $144 million translation loss from the impact of a stronger U.S. dollar on the Company’s foreign investments.
On April 20, 2021, the Board authorized the repurchase of the Company’s common stock up to an aggregate amount of $350 million. The Company purchased a total of 3.29 million shares under this authorization during 2021 at a cost of $212 million. No additional shares have been repurchased under this authorization since 2021; accordingly, a total of $138 million remains available for share repurchases at December 31, 2024.
Although the ultimate determination of whether to pay dividends is within the sole discretion of the Board and is based on a variety of factors, the Company plans to continue paying dividends consistent with historical practice as earnings and the Company’s liquidity permit. Dividends per common share were $2.07 in 2024, $2.02 in 2023 and $1.92 in 2021. On February 12, 2025, the Company declared a regular quarterly dividend of $0.52 per common share payable on March 10, 2025, to shareholders of record on February 26, 2025.

40 FORM 10-K SONOCO 2024 ANNUAL REPORT

The Company routinely enters into leasing arrangements for real estate (including manufacturing facilities, office space, warehouses, and packaging centers), transportation equipment (automobiles, forklifts, and trailers), and office equipment (copiers and postage machines). Lease contracts with a term of 12 months or less are not recorded in the consolidated balance sheet. Leased assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation arising from the lease. Leased assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Most real estate leases, in particular, include one or more options to renew, with renewal terms that typically extend the lease term in increments from one to five years. For additional information regarding the Company’s contractual lease obligations, see Note 8 to the Consolidated Financial Statements.
As of December 31, 2024, the Company had long-term obligations to purchase electricity and steam, which it uses in its production processes, as well as long-term purchase commitments for certain raw materials, principally old corrugated containers. For additional information regarding the Company’s purchase commitment obligations, see Note 18 to the Consolidated Financial Statements.
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
Because the economy in Venezuela is considered highly inflationary under U.S. GAAP, the Company considers the U.S. dollar to be the functional currency of its Venezuelan operations and uses the official exchange rate when remeasuring the financial results of those operations. Economic conditions in Venezuela have worsened considerably over the past several years and there are no indications that conditions are likely to improve in the foreseeable future. Further deterioration could result in the recognition of an impairment charge or a deconsolidation of the subsidiary. At December 31, 2024, the carrying value of the Company’s net investment in its Venezuelan operations was approximately $2.1 million. In addition, at December 31, 2024, the Company’s “Accumulated other comprehensive loss” included a cumulative translation loss of $3.8 million related to its Venezuelan operations which would need to be reclassified to net income in the event of a complete exit of the business or a deconsolidation of the Venezuelan operations.
Turkey has also been deemed to be a highly inflationary economy under U.S. GAAP since the first quarter of 2022. Accordingly, the Company considers the U.S. dollar to be the functional currency of its operations in Turkey and has remeasured monetary assets and liabilities denominated in Turkish lira to U.S. dollars with changes recorded through earnings. The cumulative impact of applying highly inflationary accounting to Turkey has been a pretax charge to earnings of $7.9 million ($6.1 million after tax), including $1.4 million ($1.1 million after tax) during 2024. The magnitude of future earnings impacts, however, is uncertain as such impacts are dependent upon unpredictable movements in the Turkish lira relative to the U.S. dollar. In addition to remeasurement-related charges, significant deterioration in the Turkish economy could result in the recognition of future impairment charges. However, the Company believes its exposure is limited to its net investment in Turkey, which was approximately $48.3 million as of December 31, 2024, including approximately $27.0 million of additional investment in Turkey as a result of the Eviosys acquisition
The Company is a purchaser of various raw material inputs such as recovered paper, energy, steel, aluminum, and plastic resin. The Company generally does not engage in significant hedging activities for these purchases other than for energy and, from time to time, aluminum, because there is usually a high correlation between the primary input costs and the ultimate selling price of its products. Inputs are generally purchased at market or at fixed prices that are established with individual suppliers as part of the purchase process for quantities expected to be consumed in the ordinary course of business. On occasion, where the correlation between selling price and input price is less direct, the Company may enter into derivative contracts such as futures or swaps to manage the effect of price fluctuations. In addition, the Company may occasionally use traditional, unleveraged interest-rate swaps to manage its mix of fixed and variable rate debt and control its exposure to interest rate movements within select ranges.
At December 31, 2024, the Company had derivative contracts outstanding to hedge the prices on a portion of anticipated natural gas and aluminum purchases. These contracts, some of which qualify as cash flow hedges, include natural gas swaps totaling approximately 5.25 million metric million British thermal units (“MMBTUs”) and aluminum swaps totaling 3,546 metric tons. These contracts have various maturity dates ranging through December 2025. The total fair market value of these instruments resulted in a net gain position of $1.0 million and net loss position of $6.8 million at December 31, 2024 and December 31, 2023, respectively.
The Company routinely enters into derivative currency contracts to mitigate the risk of unfavorable fluctuations in the exchange rate on certain anticipated foreign currency cash flows. These contracts qualify as cash flow hedges and have various maturity dates ranging through December 2024. The total market value of these instruments resulted in a net loss position of $4.9 million at December 31, 2024 and a net gain position of $1.5 million at December 31, 2023. At December 31, 2024, the total notional amount of these contracts, in U.S. dollar terms, was $89 million, of which $18 million related to the Mexican peso, $30 million to the Polish zloty, $8 million to the Canadian dollar, $23 million to the Danish krone, $6 million to the Colombian peso, $5 million to the Czech koruna and $(1) million to all other currencies. In addition, the Company had various currency contracts outstanding to hedge the currency exposure of intercompany debt and foreign currency denominated receivables and payables. Although placed as economic hedges, the Company does not apply hedge accounting to these instruments. As such, changes in fair value are recorded directly to income and expense in the periods that they occur.
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
The gain or loss on the net investment hedge derivative instruments is included in the “Foreign currency translation” component of “Accumulated other comprehensive loss” until the net investment is sold, diluted, or liquidated. Interest payments received for the cross-currency swaps are excluded from the net investment hedge effectiveness assessment and are recorded in “Interest expense” in the Company’s Consolidated Statements of Income. The assumptions used in measuring fair value of the cross-currency swaps are considered level 2 inputs, which are based upon the Euro-to-U.S. dollar exchange rate market.
41 FORM 10-K SONOCO 2024 ANNUAL REPORT

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
In December 2024, the Company entered into additional cross-currency swap agreements with a total notional amount of $1.5 billion, including $500 million maturing on September 1, 2026, $500 million maturing on September 1, 2029, and $500 million maturing on May 1, 2030. The swaps effectively convert a portion of the Company’s fixed-rate U.S. dollar-denominated debt, including the semi-annual interest payments, to fixed-rate euro-denominated debt at the prevailing market rate at execution. The new swap agreements share the same risk management objective as the Company’s previously existing cross-currency swap agreements and are also designated as net investment hedges for accounting purposes.
The fair value of the Company’s net investment hedges was a gain position of $11.9 million and a loss position of $(5.1) million at December 31, 2024 and December 31, 2023, respectively. Foreign currency translation gain of $8.9 million (net of income taxes of $3.0 million) and loss of $3.8 million (net of income taxes of $1.3 million) were reported as components of “Accumulated other comprehensive loss” within “Foreign currency items” at December 31, 2024 and December 31, 2023, respectively.
In anticipation of the offering of the Notes, the Company entered into treasury lock derivative instruments with eleven banks, with a total notional principal amount of $900 million, on August 29, 2024. These instruments had the risk management objective of reducing the Company’s exposure to increases in the underlying Treasury index up to the date of pricing of the Notes. The derivatives were settled when the Notes priced on September 17, 2024, with the Company recognizing a loss on the settlement of $11.1 million. The loss is included in “Interest expense” in the Company’s Consolidated Statements of Income for the year ended December 31, 2024.
The total fair market value of the Company’s derivatives was a net favorable position of $8.0 million and a net unfavorable position of $10.4 million at December 31, 2024 and December 31, 2023, respectively. Derivatives are marked to fair value using published market prices, if available, or using estimated values based on current price quotes and a discounted cash flow model. See Note 12 to the Consolidated Financial Statements for more information on financial instruments.
The Company has an investment in preferred stock of a nonaffiliated private company that is accounted for under the measurement alternative of cost less impairment, adjusted for any qualifying observable price changes. Observable price changes would consist of Level 2 inputs based on privately negotiated transactions with the nonaffiliated company. The preferred stock balance of $21.2 million is included in “Other assets” in the Company’s Consolidated Balance Sheet as of December 31, 2024.
The Company is subject to various federal, state and local environmental laws and regulations in the United States and in each of the countries where we conduct business, concerning, among other matters, solid waste disposal, wastewater effluent and air emissions. Although the costs of compliance have not been significant due to the nature of the materials and processes used in manufacturing operations, such laws also make generators of hazardous wastes and their legal successors financially responsible for the cleanup of sites contaminated by those wastes. The Company has been named a potentially responsible party at several environmentally contaminated sites. These regulatory actions and a small number of private party lawsuits are believed to represent the Company’s largest potential environmental liabilities. The Company had accrued $7.0 million at December 31, 2024 with respect to these sites, including $5.1 million related to environmental contingencies at a site in Spartanburg, South Carolina, that is part of the Company’s Thermoformed and Flexibles Packaging business and part of the pending sale of TFP to Toppan. See “Environmental Charges” in Item 3 – Legal Proceedings and Note 18 to the Consolidated Financial Statements for more information on environmental matters.
Critical Accounting Estimates
The MD&A is based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and assumptions on an ongoing basis, including but not limited to those related to inventories, bad debts, derivatives, income taxes, share-based compensation, goodwill, intangible assets, restructuring, pension and other postretirement benefits, environmental liabilities, and contingencies and litigation. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities and may not be readily apparent from other sources. Actual results could differ from those estimates. The impact of and any associated risks related to estimates, assumptions and accounting policies are discussed in the MD&A, as well as in the Notes to the Consolidated Financial Statements, if applicable, where such estimates, assumptions and accounting policies affect the Company’s reported and expected financial results.
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
42 FORM 10-K SONOCO 2024 ANNUAL REPORT

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
In considering the level of uncertainty regarding the potential for goodwill impairment, management has concluded that any such impairment would, in most cases, likely be the result of adverse changes in more than one assumption. Management considers the assumptions used to be its best estimates across a range of possible outcomes based on available evidence at the time of the assessment. Other than in the Plastics-Medical, Plastics-Food, and Metal Packaging reporting units, there is no specific singular event or single change in circumstances management has identified that it believes could reasonably result in a change to the expected future results in any of its reporting units sufficient to result in goodwill impairment. In management’s opinion, a change of such magnitude would more likely be the result of changes to some combination of the factors identified above, a general deterioration in competitive position, introduction of a superior technology, significant unexpected changes in customer preferences, an inability to pass through significant raw material cost increases, and other such items as identified in “Item 1A. Risk Factors” in this Annual Report on Form 10-K.
Although no reporting units failed the annual impairment test, in management’s opinion, the goodwill balances of Plastics-Medical, Plastics-Food, and Metal Packaging reporting units are individually at risk of impairment in the near term if each reporting unit’s operations do not perform in line with management’s expectations, or if there is a negative change in the long-term financial outlook for each reporting unit or in other factors such as the particular discount rates used. Both the Plastics-Medical and Plastics-Food reporting units are part of the Company’s Thermoformed and Flexibles Packaging business and are included in the pending sale of TFP to Toppan.

43 FORM 10-K SONOCO 2024 ANNUAL REPORT

Sensitivity Analysis
In the 2024 annual goodwill impairment analysis, projected future cash flows for the Plastics-Medical, Plastics-Food, and Metal Packaging reporting units were discounted at 11.5%, 10.5%, and 11.0%, respectively, and their estimated fair values were determined to exceed their individual carrying values by approximately 18.7%, 18.9%, and 12.6%, respectively. Based on the discounted cash flow model and holding other valuation assumptions constant, the discount rates for the Plastics-Medical, Plastics-Food, and Metal Packaging reporting units would have to increase to 13.8%, 12.4%, and 12.1%, respectively, in order for the estimated fair values of the reporting units to fall below their carrying values. Total goodwill associated with the Plastics-Medical, Plastics-Food, and Metal Packaging reporting units was $63.6 million, $198.8 million, and $384.3 million, respectively, at December 31, 2024. The goodwill of the Plastics-Medical and Plastics-Food reporting units are reflected in “Non-current assets of discontinued operations” in the Company’s Consolidated Balance Sheets at December 31, 2024.
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
Share-Based Compensation Plans
The Company utilizes share-based compensation in the form of restricted stock units (“RSUs”), performance contingent restricted stock units (“PCSUs”), and other share-based awards. The fair value of the Company’s RSUs is equal to the closing price of the Company’s stock on the date of grant discounted for any projected dividends that are not eligible to be received during the vesting period. The amount of share-based compensation expense associated with PCSUs is based on estimates of future performance using measures defined in the stock plan descriptions for each award granted. As of December 31, 2024, these performance measures include the following:
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
Changes in estimates regarding the future achievement of these performance measures may result in significant fluctuations from period to period in the amount of share-based compensation expense recognized in the Company’s Consolidated Financial Statements. For the PCSU awards granted in 2024 and 2023, the performance payouts will be subject to further adjustment by a total stock return modifier as determined by the Company’s relative performance within its targeted peer group for each grant. See Note 14 to the Consolidated Financial Statements for additional information on the Company’s share-based compensation plans.
Pension and Postretirement Benefit Plans
The Company has significant pension and postretirement benefit liabilities and costs that are measured using actuarial valuations. The largest of the Company’s pension and postretirement plans include the U.S.-based Sonoco Pension Plan, the U.S. nonqualified retirement plans, the U.S. Retirement and Retiree Health and Life Insurance Plan, the RTS Packaging Pension Plan, and the Sonoco U.K. Retirement Benefits Plan. On December 4, 2024, the Company completed the acquisition of Eviosys, which included the assumption of several defined benefit plans (the “Eviosys Plans”). At the time of the acquisition, the Eviosys Plans had a projected benefit obligation (“PBO”) of $74.1 million and plan assets of $21.2 million resulting in a net unfunded pension obligation of $52.8 million.
The actuarial valuations used to evaluate the plans employ key assumptions that can have a significant effect on the calculated amounts. The key assumptions used at December 31, 2024 in determining the PBO and the accumulated benefit obligation for retirement and retiree health and life insurance plans include discount rates and rates of compensation increase. The key assumptions used to determine the 2024 net periodic benefit cost for retirement and retiree health and life insurance plans include discount rates, expected long-term rate of return on plan assets, and rates of compensation increase.
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

44 FORM 10-K SONOCO 2024 ANNUAL REPORT

The sensitivity to changes in the critical assumptions for the Company’s U.S., U.K., and Eviosys plans as of December 31, 2024, is as follows:

Assumption ($ in millions)	Percentage Point Change	Projected Benefit Obligation Higher/(Lower)	Annual Expense Higher/(Lower)
Discount rate	0.25% decrease	$12.1	$0.3
Expected return on assets	0.25% decrease	N/A	$0.8
Another key assumption for the U.S. retiree health and life insurance plan is a medical cost trend rate beginning at 7.28% for post-age 65 participants and trending down to an ultimate rate of 4.5% in 2035. The ultimate trend rate of 4.5% represents the Company’s best estimate of the long-term average annual medical cost increase over the duration of the plan’s liabilities. It provides for real growth in medical costs in excess of the overall inflation level.
Other assumptions and estimates impacting the projected liabilities of these plans include inflation, participant withdrawal and mortality rates, and retirement ages. The Company evaluates the assumptions used in projecting the pension and postretirement liabilities and associated expenses annually. These judgments, assumptions and estimates may affect the carrying value of pension and postretirement plan net assets and liabilities and pension and postretirement plan expenses in the Company’s Consolidated Financial Statements. See Note 15 to the Consolidated Financial Statements for additional information on the Company’s pension and postretirement plans.
Recent Accounting Pronouncements
Information regarding recent accounting pronouncements is provided in Note 3 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Information regarding market risk is provided in this Annual Report on Form 10-K under the following items and captions: “Our international operations subject us to various risks that could adversely affect our business operations and financial results” and “Currency exchange rate fluctuations may adversely affect our results of operations and shareholders’ equity” in Item 1A - Risk Factors; “Risk Management” in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations; and in Note 12 to the Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data.
Item 8. Financial Statements and Supplementary Data.
The Consolidated Financial Statements and Notes to the Consolidated Financial Statements are provided on pages F-1 through F-49 of this report.
45 FORM 10-K SONOCO 2024 ANNUAL REPORT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Sonoco Products Company
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sonoco Products Company and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income, comprehensive income, changes in total equity and cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Titan Holdings I B.V. (“Eviosys”) from its assessment of internal control over financial reporting as of December 31, 2024 because it was acquired by the Company in a purchase business combination during 2024. We have also excluded Eviosys from our audit of internal control over financial reporting. Eviosys is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 17.9% and 1.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.

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

F-1 FORM 10-K SONOCO 2024 ANNUAL REPORT

Goodwill Impairment Assessment – Metal Packaging Reporting Unit

As described in Notes 1 and 9 to the consolidated financial statements, the Company’s consolidated goodwill balance was $2.5 billion as of December 31, 2024, and the goodwill associated with the Metal Packaging reporting unit was $384 million. Management assesses goodwill for impairment annually during the third quarter, or from time to time when warranted by the facts and circumstances surrounding individual reporting units or the Company as a whole. As disclosed by management, if the fair value of a reporting unit exceeds the carrying value of that reporting unit, there is no impairment. If the carrying value of a reporting unit exceeds the fair value of that reporting unit, an impairment charge to goodwill is recognized for the excess. Fair value is estimated using a discounted cash flow model (income valuation approach), which reflects significant management assumptions and estimates related to the forecast of sales growth, gross profit margins, and discount rates.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Metal Packaging reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the forecast of sales growth, gross profit margins, and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Metal Packaging reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Metal Packaging reporting unit; (ii) evaluating the appropriateness of the income valuation approach used by management; (iii) testing the completeness and accuracy of underlying data used in the income valuation approach; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the forecast of sales growth, gross profit margins, and discount rate. Evaluating management’s assumptions related to the forecast of sales growth and gross profit margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Metal Packaging reporting unit; (ii) the consistency with external market data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income valuation approach and (ii) the reasonableness of the discount rate assumption.

Valuation of Customer List Intangible Asset – Eviosys

As described in Notes 1, 4, and 9 to the consolidated financial statements, on December 4, 2024, the Company completed the acquisition of Eviosys for $3,789.8 million, net of cash acquired, which resulted in $2.0 billion of acquired intangible assets being recorded, the significant portion of which related to a customer list intangible asset. The fair value of the customer list acquired was determined using an income valuation approach. Projecting discounted future cash flows requires management to make significant estimates regarding projected revenues, projected earnings before interest, taxes, depreciation, and amortization (EBITDA) margins, discount rates and customer attrition rates.

The principal considerations for our determination that performing procedures relating to the valuation of the customer list intangible asset acquired in the Eviosys acquisition is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the customer list intangible asset acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projected revenues, projected EBITDA margins, discount rate and customer attrition rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the customer list intangible asset acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the customer list intangible asset acquired; (iii) evaluating the appropriateness of the income valuation approach used by management; (iv) testing the completeness and accuracy of underlying data used in the income valuation approach; and (v) evaluating the reasonableness of the significant assumptions used by management related to projected revenues, projected EBITDA margins, discount rate and customer attrition rate. Evaluating management’s assumptions related to projected revenues and projected EBITDA margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of Eviosys; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income valuation approach and (ii) the reasonableness of the discount rate and customer attrition rate assumptions.

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 28, 2025

We have served as the Company’s auditor since 1967.

F-2 FORM 10-K SONOCO 2024 ANNUAL REPORT

CONSOLIDATED BALANCE SHEETS
Sonoco Products Company

(Dollars and shares in thousands) At December 31	2024	2023
Assets
Current Assets
Cash and cash equivalents	$431,010	$138,895
Trade accounts receivable, net of allowances of $10,989 in 2024 and $18,868 in 2023	907,526	686,278
Other receivables	175,877	57,967
Inventories
Finished and in process	494,090	238,395
Materials and supplies	522,049	365,253
Prepaid expenses	197,134	103,959
Current assets of discontinued operations	450,874	459,618
Total Current Assets	3,178,560	2,050,365
Property, Plant and Equipment, Net	2,718,747	1,662,767
Goodwill	2,525,657	1,298,011
Other Intangible Assets, Net	2,586,698	726,557
Long-term Deferred Income Taxes	17,371	30,623
Right of Use Asset-Operating Leases	307,688	233,461
Other Assets	208,759	206,064
Non-current assets of discontinued operations	964,310	984,109
Total Assets	$12,507,790	$7,191,957
Liabilities and Equity
Current Liabilities
Payable to suppliers	$1,130,500	$537,877
Accrued expenses and other	463,543	265,432
Accrued wages and other compensation	140,912	63,767
Notes payable and current portion of long-term debt	2,054,525	38,934
Accrued taxes	6,755	10,863
Current liabilities of discontinued operations	242,056	248,404
Total Current Liabilities	4,038,291	1,165,277
Long-term Debt	4,985,496	2,998,002
Noncurrent Operating Lease Liabilities	258,735	192,703
Pension and Other Postretirement Benefits	180,827	142,784
Deferred Income Taxes	583,470	93,854
Other Liabilities	60,847	49,362
Non-current liabilities of discontinued operations	113,911	118,140
Total Liabilities	10,221,577	4,760,122
Commitments and Contingencies (Note 18)
Sonoco Shareholders’ Equity
Serial preferred stock, no par value
Authorized 30,000 shares
0 shares issued and outstanding as of December 31, 2024 and 2023
Common shares, no par value
Authorized 300,000 shares
98,260 and 97,957 shares issued and outstanding as of December 31, 2024 and 2023, respectively	7,175	7,175
Capital in excess of stated value	183,250	159,047
Accumulated other comprehensive loss	(502,734)	(366,262)
Retained earnings	2,583,923	2,624,380
Total Sonoco Shareholders’ Equity	2,271,614	2,424,340
Noncontrolling Interests	14,599	7,495
Total Equity	2,286,213	2,431,835
Total Liabilities and Equity	$12,507,790	$7,191,957
The Notes beginning on page F-8 are an integral part of these consolidated financial statements.

F-3 FORM 10-K SONOCO 2024 ANNUAL REPORT

CONSOLIDATED STATEMENTS OF INCOME
Sonoco Products Company

(Dollars and shares in thousands except per share data) Years ended December 31	2024	2023	2022
Net sales	$5,305,365	$5,441,426	$5,859,327
Cost of sales	4,166,132	4,238,857	4,634,009
Gross profit	1,139,233	1,202,569	1,225,318
Selling, general and administrative expenses	723,833	644,540	609,578
Restructuring/Asset impairment charges	65,370	47,909	52,385
(Loss)/Gain on divestiture of business and other assets	(23,452)	78,929	—
Operating profit	326,578	589,049	563,355
Other (expenses)/income, net	(104,200)	39,657	—
Non-operating pension costs	13,842	14,312	7,073
Interest expense	172,620	135,393	100,875
Interest income	27,570	10,026	4,527
Income from continuing operations before income taxes	63,486	489,027	459,934
Provision for income taxes	5,509	119,730	95,731
Income before equity in earnings of affiliates	57,977	369,297	364,203
Equity in earnings of affiliates, net of tax	9,588	10,347	14,207
Net income from continuing operations	67,565	379,644	378,410
Net income from discontinued operations	96,375	96,257	88,570
Net income	163,940	475,901	466,980
Net loss/(income) from continuing operations attributable to noncontrolling interests	180	(768)	(284)
Net income from discontinued operations attributable to noncontrolling interests	(171)	(174)	(259)

Net income attributable to Sonoco	$163,949	$474,959	$466,437
Weighted average common shares outstanding:
Basic	98,637	98,294	97,991
Assuming exercise of awards	653	596	741
Diluted	99,290	98,890	98,732
Per common share:
Basic earnings per common share:
Continuing operations	$0.69	$3.85	$3.86
Discontinued operations	0.97	0.98	0.90
Basic earnings per share attributable to Sonoco	$1.66	$4.83	$4.76
Diluted earnings per common share:
Continuing operations	$0.68	$3.83	$3.83
Discontinued operations	0.97	0.97	0.89
Diluted earnings per share attributable to Sonoco	$1.65	$4.80	$4.72
The Notes beginning on page F-8 are an integral part of these consolidated financial statements.

F-4 FORM 10-K SONOCO 2024 ANNUAL REPORT

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Sonoco Products Company

(Dollars in thousands) Years ended December 31	2024	2023	2022
Net income	$163,940	$475,901	$466,980
Other comprehensive (loss)/income
Foreign currency translation adjustments	(143,730)	70,308	(68,780)
Changes in defined benefit plans, net of tax	9,014	(8,654)	424
Change in derivative financial instruments, net of tax	(2,133)	1,737	(1,842)
Other comprehensive (loss)/income	(136,849)	63,391	(70,198)
Comprehensive income	27,091	539,292	396,782
Net loss/(income) attributable to noncontrolling interests-continuing operations	180	(768)	(284)
Net income attributable to noncontrolling interests-discontinued operations	(171)	(174)	(259)
Other comprehensive loss/(income) attributable to noncontrolling interests	377	430	(460)
Comprehensive income attributable to Sonoco	$27,477	$538,780	$395,779
The Notes beginning on page F-8 are an integral part of these consolidated financial statements.

F-5 FORM 10-K SONOCO 2024 ANNUAL REPORT

CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL EQUITY
Sonoco Products Company

(Dollars and shares in thousands)	Total Equity	Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive Loss	Retained Earnings	Non- controlling Interests
		Outstanding	Amount
January 1, 2022	$1,849,541	97,370	$7,175	$119,690	$(359,425)	$2,070,005	$12,096
Net income	466,980					466,437	543
Other comprehensive income/(loss):
Translation (loss)/income	(68,780)				(69,240)		460
Defined benefit plan adjustment[1]	424				424
Derivative financial instruments[1]	(1,842)				(1,842)
Other comprehensive (loss)/income	(70,198)				(70,658)		460
Purchase of noncontrolling interest	(13,196)			(7,080)			(6,116)
Dividends	(188,259)					(188,259)
Issuance of stock awards	1,167	354		1,167
Shares repurchased	(4,547)	(79)		(4,547)
Share-based compensation	31,309			31,309
December 31, 2022	$2,072,797	97,645	$7,175	$140,539	$(430,083)	$2,348,183	$6,983
Net income	475,901					474,959	942
Other comprehensive income/(loss):
Translation income/(loss)	70,308				70,738		(430)
Defined benefit plan adjustment[1]	(8,654)				(8,654)
Derivative financial instruments[1]	1,737				1,737
Other comprehensive income/(loss)	63,391				63,821		(430)
Dividends	(198,762)					(198,762)
Issuance of stock awards	1,345	488		1,345
Shares repurchased	(10,617)	(176)		(10,617)
Share-based compensation	27,780			27,780
December 31, 2023	$2,431,835	97,957	$7,175	$159,047	$(366,262)	$2,624,380	$7,495
Net income/(loss)	163,940					163,949	(9)
Other comprehensive income/(loss):
Translation loss	(143,730)				(143,353)		(377)
Defined benefit plan adjustment[1]	9,014				9,014
Derivative financial instruments[1]	(2,133)				(2,133)
Other comprehensive loss	(136,849)				(136,472)		(377)
Divestiture of non-controlling interest	(2,043)						(2,043)
Non-controlling interest from acquisition	9,533						9,533
Dividends	(204,406)					(204,406)
Issuance of stock awards	915	467		915
Shares repurchased	(9,246)	(164)		(9,246)
Share-based compensation	29,659			29,659
Other	2,875			2,875
December 31, 2024	$2,286,213	98,260	$7,175	$183,250	$(502,734)	$2,583,923	$14,599

[1]	net of tax
The Notes beginning on page F-8 are an integral part of these consolidated financial statements.
F-6 FORM 10-K SONOCO 2024 ANNUAL REPORT

CONSOLIDATED STATEMENTS OF CASH FLOWS
Sonoco Products Company

(Dollars in thousands) Years ended December 31	2024	2023	2022
Cash Flows from Operating Activities
Net income	$163,940	$475,901	$466,980
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment loss	17,027	26,445	21,444
Depreciation, depletion and amortization	374,859	340,988	308,824
Share-based compensation expense	29,659	27,780	31,309
Net loss on foreign currency remeasurement	113,697	—	—
Equity in earnings of affiliates, net of tax	(9,588)	(10,347)	(14,207)
Cash dividends from affiliated companies	11,926	9,389	8,902
Net gain on disposition of assets	(55)	(65,947)	(5,979)
Net loss/(gain) on divestiture of business	23,452	(57,104)	—
Gain on remeasurement of investment in affiliated companies	(6,012)	—	—
Pension and postretirement plan expense	17,477	17,460	10,697
Pension and postretirement plan contributions	(19,633)	(14,662)	(37,409)
Net decrease in deferred taxes	(55,715)	(12,209)	(9,876)
Change in assets and liabilities, net of effects from acquisitions, divestitures and foreign currency adjustments
Trade accounts receivable	17,763	24,935	(2,466)
Inventories	(13,269)	342,713	(353,478)
Payable to suppliers	123,615	(148,841)	27,225
Prepaid expenses	(19,144)	1,394	33,702
Income taxes payable and other income tax items	(11,269)	(28,286)	5,504
Accrued expenses and other assets and liabilities	75,115	(46,691)	17,877
Net cash provided by operating activities	833,845	882,918	509,049
Cash Flows from Investing Activities
Purchase of property, plant and equipment	(393,235)	(363,077)	(328,769)
Cost of acquisitions, net of cash acquired	(3,793,569)	(372,616)	(1,427,020)
Proceeds from the sale of business, net	80,996	33,237	—
Proceeds from the sale of assets	15,649	80,339	9,621
Proceeds from settlement of net investment hedge	9,068	—	—
Cash settlement of forward contract	(34,414)	—	—
Investments in affiliated companies and other net investing proceeds	9,978	2,781	4,732
Net cash used by investing activities	(4,105,527)	(619,336)	(1,741,436)
Cash Flows from Financing Activities
Proceeds from issuance of debt	4,061,319	962,557	2,153,355
Principal repayment of debt	(151,534)	(1,112,917)	(285,511)
Net decrease in commercial paper borrowings	—	—	(349,000)
Net (decrease)/increase in book cash overdrafts	(8,676)	6,408	(18,529)
Payment of loan financing costs	(19,000)	—	—
Payment of contingent consideration	(948)	—	—
Cash dividends – common	(203,492)	(197,416)	(187,093)
Purchase of noncontrolling interest	—	—	(14,474)
Payments for share repurchases	(9,246)	(10,617)	(4,547)
Net cash provided/(used) by financing activities	3,668,423	(351,985)	1,294,201
Effects of Exchange Rate Changes on Cash	(105,618)	12,902	(5,354)
Increase/(Decrease) in Cash and Cash Equivalents	291,123	(75,501)	56,460
Cash and cash equivalents at beginning of year	151,937	227,438	170,978
Cash and cash equivalents at end of year	$443,060	$151,937	$227,438
Supplemental Schedule of Non-Cash Investing Activities:
Non-cash additions to property, plant and equipment	$29,561	$23,168	$20,250
Supplemental Disclosures:
Interest paid, net of amounts capitalized	$151,182	$135,910	$88,208
Income taxes paid, net of refunds	$92,427	$189,773	$122,881
The Notes beginning on page F-8 are an integral part of these consolidated financial statements.
F-7 FORM 10-K SONOCO 2024 ANNUAL REPORT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Sonoco Products Company (dollars in thousands except per share data)

1. Summary of significant accounting policies
Basis of presentation
The Consolidated Financial Statements include the accounts of Sonoco Products Company and its majority-owned subsidiaries (the “Company” or “Sonoco”) after elimination of intercompany accounts and transactions.
On December 18, 2024, the Company announced that it had entered into an agreement to sell its Thermoformed and Flexibles Packaging business and its global Trident business (collectively, “TFP”) to TOPPAN Holdings Inc. (“Toppan”) for approximately $1,800,000 on a cash-free and debt-free basis and subject to customary adjustments (the “Transaction”). The Transaction, which reflects the completion of the Company’s previously announced strategic review of its Thermoformed and Flexibles Packaging business, is subject to customary closing conditions, including regulatory approvals, and is expected to close in the first half of 2025. In accordance with applicable accounting guidance, the results of TFP, previously part of the Company’s Consumer Packaging segment, are presented as discontinued operations in the Consolidated Statements of Income and, as such, have been excluded from both continuing operations and segment results for all periods presented in this Annual Report on Form 10-K. Further, the Company reclassified the assets and liabilities of TFP as assets and liabilities of discontinued operations in the Consolidated Balance Sheets as of December 31, 2024 and 2023. The Consolidated Statements of Comprehensive Income, Changes in Total Equity, and Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations. All amounts, percentages and disclosures for all periods presented in this Annual Report on Form 10-K reflect only the continuing operations of Sonoco unless otherwise noted. See Note 2 for additional information.
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
Affiliated companies over which the Company exercised a significant influence at December 31, 2024, included:

Entity	Ownership Interest Percentage at December 31, 2024
Cascades Conversion, Inc.	50.0%
Cascades Sonoco, Inc.	50.0%
ISI Robotics, LLC	26.4%
Showa Products Company Ltd.	22.2%
Papertech Energía, S.L.	25.0%
Weidenhammer New Packaging, LLC	40.0%
The Company has certain other equity investments in which it is not able to exercise significant influence that are accounted for under the measurement alternative (i.e., cost less impairment, adjusted for any qualifying observable price changes). These include a 19.5% ownership in a small tubes and cores business in Chile and an investment in a small South Carolina-based designer and manufacturer of sustainable protective packaging solutions in which the Company increased its ownership interest from 20.5% to 39.9% during the second quarter of 2024, which contributed to an investment increase of $18,512. See Note 4 for additional information.
The Company’s 2.7% equity interest in Northstar Recycling Company, LLC (“Northstar”), previously accounted for under the measurement alternative, was sold on December 23, 2024. This investment was acquired on January 26, 2023, as part of the sale of its Sonoco Sustainability Solutions (“S3”) business to Northstar. See Note 4 for additional information.
The aggregate carrying value of equity investments is reported in “Other Assets” in the Company’s Consolidated Balance Sheets and totaled $67,801 and $56,399 at December 31, 2024 and 2023, respectively.
Estimates and assumptions
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
Payment terms under the Company’s arrangements are typically short term in nature. The Company provides prompt payment discounts to certain customers if invoices are paid within a predetermined period. Prompt payment discounts are determinable within a short period after the originating sale and like sales returns, are treated as a reduction of revenue.
F-8 FORM 10-K SONOCO 2024 ANNUAL REPORT

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
No single customer comprised 10% or more of the Company’s consolidated net sales in 2024, 2023 or 2022, nor did the receivables balance from any single customer comprise 10% or more of the Company’s total trade accounts receivable at December 31, 2024 or December 31, 2023.
The Company engages with third-party financial institutions to sell certain trade accounts receivables from customers in order to accelerate its cash collection cycle. In addition, the Company also participates in supply chain finance arrangements promoted by certain of its customers. Receivables transferred under both these arrangements generally meet the requirements to be accounted for as a true sale in accordance with guidance under Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing,” resulting in derecognition of such receivables from the Company’s consolidated balance sheets. The sales under these arrangements are made without recourse and the Company’s only continuing involvement with the sold receivables is providing collection services related to the transferred assets. The servicing fees for these arrangements are immaterial to the financial statements given the short-term nature of our arrangements. In total, approximately 12% and 15% of the Company’s consolidated net sales were subject to settlement under these arrangements in 2024 and 2023, respectively.
The acquisition of Eviosys on December 4, 2024, included arrangements under which certain trade receivables sold to third-party financial institutions are made with recourse and therefore do not meet the requirements under ASC 860 to be accounted for as a true sale with derecognition of such receivables from the Company’s consolidated balance sheets. Accordingly, receivables sold under such arrangements totaling $73,487 were included in “Notes payable and current portion of long-term debt” in the Company’s Consolidated Balance Sheets at December 31, 2024.
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
Research and development
Research and development costs are charged to expense as incurred and include salaries and other directly related expenses. Research and development costs totaling approximately $23,000 in 2024, $23,900 in 2023 and $23,100 in 2022 are included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income.
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
The last in, first out (“LIFO”) method is used for the valuation of certain of the Company’s domestic inventories, primarily metal, internally manufactured paper and paper purchased from third parties, and approximated 9% and 17% of total inventories at December 31, 2024 and 2023, respectively. Inventories accounted for using the LIFO method are stated at the lower of cost or market. If the FIFO method of accounting had been used for all inventories, total inventory would have been higher by $33,265 and $39,528 at December 31, 2024 and 2023, respectively.
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
F-9 FORM 10-K SONOCO 2024 ANNUAL REPORT

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
Leases
At the inception of a contract, the Company assesses whether the contract is, or contains, a lease. The assessment is based on (1) whether the contract involves the use of a distinct identified asset, (2) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether the Company has the right to direct the use of the asset. When the Company determines a lease exists, a leased asset and corresponding lease liability are recorded on its consolidated balance sheet. Lease contracts with a term of 12 months or less are not recorded in the consolidated balance sheet in conjunction with the Company’s practical expedient election under ASC 842, “Leases.” Leased assets represent the Company’s right to use an underlying asset during the lease term and are reviewed for impairment whenever events indicate the carrying value may not be recoverable. Lease liabilities represent the Company’s obligation arising from the lease. The Company’s leased assets and liabilities may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise those options. The Company has lease agreements with non-lease components that relate to lease components (e.g., common area maintenance such as cleaning or landscaping, etc.). The Company accounts for each lease and any non-lease components associated with that lease as a single lease component for all underlying asset classes in accordance with the scope of the lease accounting standard.
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
In determining the fair value of the reporting units, management considers both the income approach and the market approach. Fair value is estimated using a discounted cash flow model (income valuation approach) based on projections of future years’ operating results and associated cash flows combined with comparable trading and transaction multiples based on guideline public companies. The calculated estimated fair value of the reporting unit reflects a number of significant management assumptions and estimates including the forecast of sales growth, gross profit margins, and discount rates. Changes in these assumptions could materially impact the estimated fair value.
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
The Company recognizes liabilities for uncertain income tax positions based on its estimate of whether it is more likely than not that additional taxes will be required and the Company reports related interest and penalties within the provision for income taxes line item in the Consolidated Statements of Income.
F-10 FORM 10-K SONOCO 2024 ANNUAL REPORT

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
Share-Based Compensation Plans
The Company utilizes share-based compensation in the form of restricted stock units (“RSUs”), performance contingent restricted stock units (“PCSUs”), and other share-based awards. The fair value of the Company’s RSUs is equal to the closing price of the Company’s stock on the date of grant discounted for any projected dividends that are not eligible to be received during the vesting period. The amount of share-based compensation expense associated with PCSUs is based on estimates of future performance using measures defined in the stock plan descriptions for each award granted. As of December 31, 2024, these performance measures include the following:
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
For the awards granted in 2024 and 2023, the performance payout will be subject to adjustment by a total stock return modifier as determined by the Company’s relative performance within its targeted peer group for each grant. Changes in estimates regarding the future achievement of these performance measures may result in significant fluctuations from period to period in the amount of share-based compensation expense recognized in the Company’s Consolidated Financial Statements.
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
F-11 FORM 10-K SONOCO 2024 ANNUAL REPORT

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
Contingencies
Pursuant to GAAP for accounting for contingencies, accruals for estimated losses are recorded at the time information becomes available indicating that losses are probable and that the amounts are reasonably estimable. Amounts so accrued are not discounted. Changes in estimates and assumptions could impact the carrying value of the accruals from one period to another as additional information becomes known.
Foreign currency translation
The Company’s foreign operations are exposed to political, geopolitical, and cultural risks, but the risks are mitigated by diversification and the relative stability of the countries in which the Company has significant operations. Because the economies in Turkey and Venezuela are considered highly inflationary under GAAP, the Company considers the U.S. dollar to be the functional currency for these operations and uses the official exchange rate when remeasuring the financial assets and liabilities of these operations. The remeasurement adjustments are recorded against earnings within the Company’s consolidated income statement.
F-12 FORM 10-K SONOCO 2024 ANNUAL REPORT

2. Discontinued operations
As disclosed in Note 1, on December 18, 2024, the Company entered into an agreement to sell TFP. As a result of the planned sale, and in accordance with applicable accounting guidance, the financial results of TFP are presented as discontinued operations in the Consolidated Statements of Income and, as such, have been excluded from both continuing operations and segment results for all periods presented. Further, the Company reclassified the assets and liabilities of TFP as assets and liabilities of discontinued operations in the Consolidated Balance Sheets as of December 31, 2024 and 2023. The Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Total Equity, and Consolidated Statements of Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations. All amounts, percentages and disclosures for all periods presented reflect only the continuing operations of Sonoco unless otherwise noted.
The following table presents the assets and liabilities that are classified as discontinued operations in the Consolidated Balance Sheets as of
December 31, 2024 and 2023:

	2024	2023
Cash and cash equivalents	$12,050	$13,042
Trade accounts receivable, net of allowances of $2,582 in 2024 and $2,793 in 2023	209,379	218,620
Other receivables	46,001	48,677
Inventories
Finished and in process	80,573	86,515
Materials and supplies	94,083	83,338
Prepaid expenses	8,788	9,426
Current assets of discontinued operations	$450,874	$459,618
Property, plant and equipment, net of accumulated depreciation of $465,923 in 2024 and $480,416 in 2023	262,662	243,370
Goodwill	502,621	512,643
Other intangible assets, net of accumulated amortization of $206,437 in 2024 and $189,471 in 2023	103,593	127,113
Long-term deferred income taxes	262	706
Right of use asset-operating leases	75,855	81,483
Other assets	19,317	18,794
Non-current assets of discontinued operations	$964,310	$984,109

Payable to suppliers	172,720	169,613
Accrued expenses and other	62,562	70,593
Notes payable and current portion of long-term debt	6,774	8,198
Current liabilities of discontinued operations	$242,056	$248,404
Long-term debt	29,850	37,866
Noncurrent operating lease liabilities	67,789	72,751
Pension and other postretirement benefits	—	116
Deferred income taxes	15,928	6,934
Other liabilities	344	473
Non-current liabilities of discontinued operations	$113,911	$118,140

F-13 FORM 10-K SONOCO 2024 ANNUAL REPORT

The following table presents key components of “Income from discontinued operations, net of taxes” for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022
Net sales	$1,291,461	$1,339,866	$1,391,225
Cost of sales	1,037,196	1,106,970	1,176,894
Gross profit	254,265	232,896	214,331
Selling, general and administrative expenses	122,488	97,131	97,762
Restructuring/Asset impairment charges	3,740	9,024	4,525
Operating profit	128,037	126,741	112,044
Interest expense[1]	13,396	1,293	790
Interest income	1,668	357	94
Income from discontinued operations before income taxes	116,309	125,805	111,348
Provision for income taxes	19,934	29,548	22,778
Net income from discontinued operations	96,375	96,257	88,570
Net income from discontinued operations attributable to noncontrolling interests	(171)	(174)	(259)
Net income attributable to discontinued operations	$96,204	$96,083	$88,311

Weighted average common shares outstanding:
Basic	98,637	98,294	97,991
Diluted	99,290	98,890	98,732

Per common share
Net income attributable to discontinued operations:
Basic	$0.97	$0.98	$0.90
Diluted	$0.97	$0.97	$0.89
1 Includes $9,528 of interest expense in 2024 relating to certain debt contractually required to be repaid by the Company upon completion of the TFP divestiture. No such interest expense is reflected in 2023 or 2022.
The following table presents significant cash flow items from discontinued operations for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022
Depreciation, depletion and amortization	$58,798	$58,959	$58,291
Capital expenditures	$(65,321)	$(55,624)	$(48,049)

3. New accounting pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires companies to disclose disaggregated amounts relating to (a) inventory purchases; (b) employee compensation; (c) depreciation; (d) intangible asset amortization; and (e) depreciation, depletion, and amortization. Further, this guidance will require companies to include certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements, disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The standard is intended to benefit investors by providing more detailed expense disclosures that would be useful in making capital allocation decisions. This guidance is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027 but early adoption is permitted. ASU 2024-03 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which modifies the rules on income tax disclosures to require disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.
F-14 FORM 10-K SONOCO 2024 ANNUAL REPORT

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The purpose of the amendment is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. The Company adopted this standard effective with its reporting for the year ended December 31, 2024 and has provided the enhanced reportable segment financial disclosures in this Annual Report on Form 10-K.
In September 2022, the FASB issued ASU 2022-04, “Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” The amendments require that a buyer in a supplier finance program disclose qualitative and quantitative information about its supplier finance programs in each annual reporting period, including a description of key payment terms, amounts outstanding, and a rollforward of the outstanding obligation. In each interim reporting period, the amount outstanding requires disclosure. The amendments were effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which was effective for fiscal years beginning after December 15, 2023. The Company adopted this standard in the first quarter of 2023, with the exception of the amendment on rollforward information, which was adopted effective with its reporting for the year ended December 31, 2024 and is included in this Annual Report on Form 10-K.
Other than the pronouncements discussed above, there have been no other newly issued nor newly applicable accounting pronouncements that have had, or are expected to have, a material impact on the Company’s financial statements.
4. Acquisitions and divestitures
Eviosys Acquisition
On December 4, 2024, the Company completed the acquisition of all issued and outstanding equity interests in Eviosys from an affiliate of KPS Capital Partners, LP for net cash consideration of $3,789,826. Eviosys, a global supplier of metal packaging that produces food cans and ends, aerosol cans, metal closures and promotional packaging with a large metal food can manufacturing footprint in the Europe, Middle East, and Africa region, has approximately 6,500 employees in 44 manufacturing facilities across 17 countries. The Company funded the Eviosys acquisition, including related fees and expenses, with the net proceeds from the registered public offering of senior unsecured notes, borrowings from two term loan facilities, and cash on hand. See Note 11 for more information. The financial results of Eviosys are included in the Company’s Consumer Packaging segment.
In order to fund the Eviosys acquisition in euros, the Company entered into foreign currency forward contracts during the month of October 2024 with varying settlement dates to sell USD and buy euro. Upon settlement of these trades, the Company, a USD functional currency entity, held euro denominated cash balances between the date of settlement and the December 4, 2024 closing date of the acquisition. Such euro cash balances, being monetary assets, were subject to remeasurement in the intervening period between settlement and December 4, 2024, resulting in the recognition of a $113,697 remeasurement loss. This loss is reflected in “Other (expenses)/income, net” in the Company’s Consolidated Statement of Income for the year ended December 31, 2024. The majority of the remeasurement loss was non-cash in nature; however, included in the remeasurement loss are cash payments to counterparties totaling $34,414 reflecting the settlement of a tranche of the foreign currency forward contracts. The Company no longer holds significant euro-denominated cash on its USD functional currency entity that would be subject to future remeasurement gain/loss.
The Company’s preliminary fair values of the assets acquired and liabilities assumed in the acquisition of Eviosys, are as follows:

Preliminary Allocation
Trade accounts receivable	$300,385
Other receivables	114,634
Inventories	445,945
Prepaid expenses	47,509
Property, plant and equipment	1,057,779
Right of use asset - operating leases	43,566
Other intangible assets	1,967,678
Goodwill	1,285,518
Long-term deferred income taxes	39,023
Other assets	3,330
Payable to suppliers	(518,766)
Accrued expenses and other	(168,529)
Accrued wages and other compensation	(41,749)
Notes payable and current portion of long-term debt	(76,438)
Noncurrent operating lease liabilities	(32,022)
Pension and other postretirement benefits	(51,849)
Deferred income taxes	(599,941)
Other long-term liabilities	(16,714)
Noncontrolling Interests	(9,533)
Net assets acquired	$3,789,826
F-15 FORM 10-K SONOCO 2024 ANNUAL REPORT

The preliminary allocation of the purchase price of Eviosys to the tangible and intangible assets acquired and liabilities assumed, as reflected in the table above, is based on the Company’s preliminary allocations of their respective fair values, based on information currently available. Management is continuing to finalize its valuation of certain assets and liabilities including, but not limited to: inventory; property, plant and equipment; goodwill; other intangible assets; operating leases; and deferred income taxes, and expects to complete its valuations within one year of the date of acquisition.
Factors comprising goodwill for Eviosys, none of which is expected to be deductible for income tax purposes, include increased access to certain markets and the value of the assembled workforce.
The following table presents the financial results for Eviosys from December 4, 2024, the date of acquisition, through December 31, 2024:

Supplemental Information	December 4 to
Eviosys	December 31, 2024
Net sales	$115,031
Net loss	$15,086
The following table presents the Company’s pro forma consolidated results for the years ended December 31, 2024 and December 31, 2023, assuming the acquisition of Eviosys had occurred on January 1, 2023. This pro forma information is presented for informational purposes only and does not purport to represent the results of operations that would have been achieved if the acquisition had been completed at the beginning of 2023, nor is it necessarily indicative of future consolidated results.

Pro Forma Supplemental Information	Years Ended
Consolidated	December 31, 2024	December 31, 2023
Net sales	$7,546,920	$8,032,135
Net income from continuing operations	$159,926	$112,963
Net income attributable to Sonoco[1]	$255,800	$208,436
1 Includes results of discontinued operations
The pro forma information above does not project the Company’s expected results for any future period and gives no effect to any future synergistic benefits that may result from the combination or the costs of integrating the acquired operations with those of the Company. Pro forma information for the years ended December 31, 2024 and December 31, 2023 includes adjustments to depreciation, amortization, and income taxes based upon the preliminary fair value allocation of the purchase price to Eviosys’ tangible and intangible assets acquired and liabilities assumed as though the acquisition had occurred on January 1, 2023. Interest expense on the additional debt issued by the Company to fund the acquisition and retention bonuses incurred related to the acquisition are also included in the pro forma information as if the acquisition had occurred on January 1, 2023. Acquisition-related costs of $272,303 include the $113,697 remeasurement loss discussed above and charges related to fair value adjustments to acquisition-date inventory. These costs are excluded from 2024 pro forma net income and are instead reflected in 2023 pro forma net income as though the acquisition had occurred on January 1, 2023.
Other Acquisitions
On June 1, 2024, the Company completed the purchase of a small tube and paper cone manufacturer in Brazil for $2,660. The financial results of this business are included in the Company’s Industrial Paper Packaging segment.
The Company completed two acquisitions during 2023 at a net cash cost of $372,616. On December 1, 2023, the Company completed the acquisition of Inapel Embalagens Ltda. (“Inapel”), a manufacturer of single-layer and multilayer materials for flexible packaging in Brazil, for net consideration of $64,390, including $59,228 of cash paid at closing. During the second quarter of 2024, the Company paid additional consideration in the amount of $2,340 and a final net working capital settlement in the amount of $489. The Company finalized its valuations of the assets acquired and the liabilities assumed in the acquisition of Inapel during 2024. As Inapel is one of the operations included in the pending sale of TFP, the acquired assets and liabilities are reflected as assets and liabilities of discontinued operations on the Company’s Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023. Additional obligations to the seller totaling $2,333 are expected to be paid during 2025 and are recorded in “Current liabilities of discontinued operations” in the Company’s Consolidated Balance Sheet as of December 31, 2024.
On September 8, 2023, the Company completed the acquisitions of the remaining 65% ownership interest in RTS Packaging, LLC (“RTS Packaging”) from joint venture partner WestRock Company (“WestRock”) and a paper mill in Chattanooga, Tennessee (the “Chattanooga Mill”) from WestRock for net cash consideration of $313,388. In December 2023, the Company agreed to a final working capital settlement of $452, which was paid to WestRock in January 2024. Prior to completing the acquisitions, the Company held a 35% ownership interest in the RTS Packaging joint venture, which was formed in 1997, and combined the former protective packaging operations of WestRock and Sonoco to market recycled paperboard to glass container manufacturers and producers of wine, liquor, food, and pharmaceuticals. Prior to the acquisitions, the Company reported its 35% interest in the RTS Packaging joint venture using the equity method of accounting. Subsequent to the acquisitions, the financial results of RTS Packaging and the Chattanooga Mill are accounted for under the acquisition method and their results of operations are included in the Company’s Industrial Paper Packaging segment.
On September 8, 2023, the fair value of the Company’s 35% ownership interest in RTS Packaging was determined to be $59,472 based on the cash consideration exchanged for acquiring the remaining 65% ownership interest in RTS Packaging adjusted for the deemed payment of a control premium, and the carrying value of the 35% ownership interest in RTS Packaging was $8,654. The Company recognized a net gain of $44,029 resulting from this remeasurement to fair value and the reclassification of certain amounts related to the Company’s 35% ownership interest in RTS Packaging out of “Accumulated other comprehensive loss,” including foreign currency translation losses of $2,033 and losses related to defined benefit pension plans of $4,756. The net gain from such remeasurement and reclassification was recorded in “Other income, net” in the Company’s Consolidated Statements of Income for the year ended December 31, 2023.
The Company also recognized a loss of $7,086 on the settlement of a contract associated with the Chattanooga Mill. The contract was determined to have unfavorable terms given market conditions at the time of the acquisition. This loss is reflected in “Other income, net” in the Company’s Consolidated Statements of Income for the year ended December 31, 2023. This loss, along with the settlement of a note receivable
F-16 FORM 10-K SONOCO 2024 ANNUAL REPORT

from RTS Packaging held by the Company on the acquisition date, are reflected as components of purchase consideration transferred in connection with these acquisitions.
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
During 2024, the Company finalized its valuations of the assets acquired and liabilities assumed in the acquisitions of the remaining ownership interest in RTS Packaging and the Chattanooga Mill. As a result, final fair values reflecting adjustments made during the measurement period are as follows:

	Initial Allocation	Measurement Period Adjustments	Final Allocation
Trade accounts receivable	$17,488	$—	$17,488
Inventories	20,209	(947)	19,262
Prepaid expenses	2,720	(589)	2,131
Property, plant and equipment	73,483	753	74,236
Right of use asset - operating leases	34,604	290	34,894
Other intangible assets	199,560	(8,995)	190,565
Goodwill	92,657	14,909	107,566
Other assets	2,465	(412)	2,053
Payable to suppliers	(7,320)	—	(7,320)
Accrued expenses and other	(12,436)	(25)	(12,461)
Accrued wages and other compensation	(2,731)	—	(2,731)
Notes payable and current portion of long-term debt	(24)	—	(24)
Noncurrent operating lease liabilities	(29,905)	—	(29,905)
Pension and other postretirement benefits	(10,761)	(768)	(11,529)
Long-term debt	(1,942)	—	(1,942)
Deferred income taxes	(3,419)	(2,502)	(5,921)
Other long-term liabilities	(3,293)	1,478	(1,815)
Net assets acquired	$371,355	$3,192	$374,547
Goodwill for RTS Packaging and the Chattanooga Mill, of which $83,000 is expected to be deductible for income tax purposes, consists of increased manufacturing capacity, access to certain markets, and the capability to support marquee customers in growing markets.
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
On August 31, 2022, the Company completed the acquisition of Nordeste Tubetes and NE Tubetes (collectively, “Nordeste”), two small tube and core operations in Brazil. Total consideration for the two businesses was $6,419. Tangible assets totaled $1,374, intangible assets totaled $3,031, and Goodwill totaled $2,014. The Company paid $3,933 at closing and recorded a deferred payment obligation totaling $2,486 in “Other liabilities” in the Company’s Consolidated Balance Sheets. The deferred payment obligation is expected to be paid by the end of 2028.
On January 26, 2022, the Company completed the acquisition of Ball Metalpack Holding, LLC (“Ball Metalpack”), renamed Sonoco Metal Packaging (“Metal Packaging”), a leading supplier of sustainable metal packaging for food and household products and the largest aerosol can producer in North America, for $1,348,589, net of cash acquired. Prior to the Company’s acquisition, Ball Metalpack was a joint venture formed in 2018 and owned by Platinum Equity (51%) and Ball Corporation (49%). Metal Packaging consists of eight manufacturing plants in the United States and a headquarters facility in Broomfield, Colorado.
F-17 FORM 10-K SONOCO 2024 ANNUAL REPORT

Financial results for Metal Packaging are included in the Company’s Consumer Packaging Segment, and financial results for Nordeste and Skjern are included in the Industrial Paper Packaging segment. Except for the Eviosys and Metal Packaging acquisitions, the Company does not believe that the results of the businesses acquired in 2024, 2023, and 2022 were material to the years presented, individually or in the aggregate, and are therefore not subject to the requirements to provide supplemental pro-forma information.
The following table presents the financial results for Metal Packaging from the date of acquisition through December 31, 2022:

Supplemental Information	January 26 to
Metal Packaging	December 31, 2022
Net sales	$1,035,020
Net income	$62,777
The following table presents the Company’s pro forma consolidated results for the year ended December 31, 2022, assuming the acquisition of Metal Packaging had occurred on January 1, 2021. This pro forma information is presented for informational purposes only and does not purport to represent the results of operations that would have been achieved if the acquisition had been completed at the beginning of 2021, nor is it necessarily indicative of future consolidated results.

Pro Forma Supplemental Information	Year Ended
Consolidated	December 31, 2022
Net sales	$5,908,915
Net income from continuing operations	$440,791
Net income attributable to Sonoco[1]	$528,818
1 Includes results of discontinued operations
The pro forma information above does not project the Company’s expected results for any future period and gives no effect to any future synergistic benefits that may result from the combination or the costs of integrating the acquired operations with those of the Company. Pro forma information for the year ended December 31, 2022 includes adjustments to depreciation, amortization, and income taxes based upon the final fair value allocation of the purchase price to Metal Packaging’s tangible and intangible assets acquired and liabilities assumed as though the acquisition had occurred on January 1, 2021. Interest expense on the additional debt issued by the Company to fund the acquisition and retention bonuses incurred related to the acquisition are also included in the pro forma information as if the acquisition had occurred on January 1, 2021. Acquisition-related costs of $28,171 and charges related to fair value adjustments to acquisition-date inventory of $33,155 were recognized during 2022. These costs are excluded from 2022 pro forma net income and are instead reflected in the previously disclosed 2021 pro forma net income as though the acquisition had occurred on January 1, 2021.
The Company has accounted for these acquisitions as business combinations under the acquisition method and has included the results of operations of the acquired businesses in the Company’s Consolidated Statements of Income from their respective dates of acquisition.
Divestiture of Businesses
On December 18, 2024, the Company announced that it had entered into an agreement to sell TFP to Toppan for approximately $1,800,000 on a cash-free and debt-free basis and subject to customary adjustments. The sale is subject to customary closing conditions, including regulatory approvals, and is expected to close in the first half of 2025. See Notes 1 and 2 for additional information.
In November 2024, the Company completed the sale of two production facilities in China, both of which were part of the Company’s Industrial Paper Packaging segment, for $302. As a result of the sale, the Company reclassified $590 of cumulative translation losses from Accumulated Other Comprehensive Loss and recognized a loss of $25,607, which is included in “(Loss)/Gain on divestiture of business and other assets” in the Company’s Consolidated Statements of Income.
On April 1, 2024, the Company completed the sale of its Protective Solutions business (“Protexic”), part of the All Other group of businesses, to Black Diamond Capital Management, LLC (“Black Diamond”) for cash proceeds of $80,267 at closing. Upon final settlement of working capital in the third quarter of 2024, the Company paid Black Diamond $1,805. This business provided foam components and integrated material solutions for various industrial end markets. This sale was the result of the Company’s continuing evaluation of its business portfolio and is consistent with the Company’s strategic and investment priorities. In connection with the Protexic divestiture, the Company wrote off net assets totaling $74,644, including $16,559 of allocated goodwill and reclassified $2,913 of cumulative translation adjustment losses from Accumulated Other Comprehensive Loss, resulting in a net pretax gain of $905, which is included in “(Loss)/Gain on divestiture of business and other assets” in the Company’s Consolidated Statements of Income. The Company used the majority of the cash proceeds from the sale to pay down debt.
On July 1, 2023, the Company completed the sale of its U.S. BulkSak business, which consisted of the manufacturing and distribution of flexible intermediate bulk containers, plastic and fiber pallets, and custom fit liners and was a part of the Company’s Industrial Paper Packaging segment, to U.S. BulkSak Holdings, LLC. The cash selling price, as adjusted for the final working capital settlement, was $20,271 with cash proceeds totaling $18,271 received in 2023, and the remaining $2,000 held in escrow to be released to the Company within eighteen months from the date of the sale, pursuant to the settlement of any indemnity claims. The escrow balance of $2,000 is reflected in “Other receivables” in the Company’s Consolidated Balance Sheet as of December 31, 2024. As a result of the U.S. BulkSak divestiture, the Company wrote off net assets totaling $13,437, including $3,333 of allocated goodwill, and recognized a total pretax gain of $6,834 upon completion of the sale. The gain, of which $7,371 was recognized in the second quarter of 2023, as reflected in “(Loss)/Gain on divestiture of business and other assets” in the Company’s Consolidated Statements of Income, was reduced by $537 in the third quarter of 2023 upon the final working capital settlement.
Also on July 1, 2023, the Company agreed to the sale of its Mexico BulkSak business. The sale closed in December 2023 for a cash selling price, as adjusted for working capital, of $1,096. As a result of the Mexico BulkSak sale, the Company recognized a pretax gain of $85 which is included in “(Loss)/Gain on divestiture of business and other assets” in the Company’s Consolidated Statements of Income.
F-18 FORM 10-K SONOCO 2024 ANNUAL REPORT

On January 26, 2023, the Company completed the sale of its S3 business, a provider of customized waste and recycling management programs and part of the Company’s Industrial Paper Packaging segment, to Northstar. The Company received cash proceeds of $13,839 at closing. An additional $1,500 of cash proceeds were released to the Company from escrow in September 2024. The Company wrote off net assets totaling $4,274 as part of the divestiture of the business, including $3,042 of allocated goodwill, and recognized a pretax gain of $11,065 during the first quarter of 2023. In the second quarter of 2024, upon resolution of certain contingencies, the Company received cash proceeds and recognized an additional pretax gain of $1,250 on the sale. These gains are included in “(Loss)/Gain on divestiture of business and other assets” in the Company’s Consolidated Statements of Income for their respective periods.
On January 26, 2023, in connection with the sale of the S3 business, the Company acquired a 2.7% equity interest in Northstar valued at $5,000. This Company sold its equity interest in Northstar on December 23, 2024 for cash proceeds of $8,630. The resulting pretax gain of $3,630 is included in “Other (expenses)/income, net” in the Company’s Consolidated Statements of Income for the year ended December 31, 2024.
The divestitures of the two production facilities in China, Protexic, S3, and BulkSak businesses did not represent a strategic shift for the Company or have a major effect on its operations or financial results. Consequently, these sales did not meet the criteria for reporting as discontinued operations. The cash proceeds from the sales were used for general corporate purposes.
The Company continually assesses its operational footprint as well as its overall portfolio of businesses and may consider the divestiture of plants and/or business units it considers to be suboptimal or nonstrategic.
Sale of Assets
With the completion of Project Horizon, the Company’s project to convert the corrugated medium machine in Hartsville, South Carolina, to produce uncoated recycled paperboard was realized. The Company now produces paper exclusively from recycled fibers and no longer requires natural tree fiber for production. Accordingly, on March 29, 2023, the Company sold its timberland properties, consisting of approximately 55,000 acres, to Manulife Investment Management for net cash proceeds of $70,802. The Company disposed of assets with a net book value of $9,857 as part of the sale and recognized a pretax gain from the sale of these assets of $60,945 during the year ended December 31, 2023, which is included in “(Loss)/Gain on divestiture of business and other assets” in the Company’s Consolidated Statements of Income.
Additional Ownership Investment
During the second quarter of 2024, the Company increased its ownership investment in a small South Carolina-based designer and manufacturer of sustainable protective packaging solutions from 20.5% to 39.9%. The Company acquired its initial ownership interest in June 2022. The preferred stock investment increased by $18,512 during the second quarter of 2024, which included a $10,000 cash payment, a $5,400 remeasurement of the fair value of the existing investment, and a $2,500 conversion of the carrying value of the outstanding convertible notes into a preferred series stock investment, which yielded a $467 fair value increase and a $145 increase for interest income earned. The outstanding investment of $21,212 as of December 31, 2024 is included within “Other assets” in the Company’s Consolidated Balance Sheet. The remeasurement of the carrying value of the existing investment to fair value during the second quarter of 2024 resulted in a gain of $5,867 and interest income of $145, which are included in “Other (expenses)/income, net” and “Interest income,” respectively, in the Company’s Consolidated Statements of Income.
Acquisition, Integration, and Divestiture-Related Costs
Acquisition, integration, and divestiture-related costs from continuing operations of $125,169, $24,624, and $70,210 were incurred in 2024, 2023 and 2022, respectively. The majority of costs incurred in 2024 related to the acquisition of Eviosys. These costs include legal and professional fees, investment banking fees, representation and warranty insurance premiums, as well as employee-related and other integration activity costs, that are included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income. The costs incurred in 2024, 2023, and 2022 also include fair value adjustments to acquisition-date inventory totaling $5,806, $5,227, and $33,155, respectively, that are included in “Cost of sales” in the Company’s Consolidated Statements of Income. The costs incurred in 2024 also include losses on treasury lock derivative instruments and amortization of financing fees related to debt instruments associated with the financing of the Eviosys acquisition totaling $33,569 that are included in “Interest expense” in the Company’s Consolidated Statements of Income.
5. Restructuring and asset impairment
Due to its geographic footprint and the cost-competitive nature of its businesses, the Company is continually seeking more cost-effective means and structures to serve its customers and to respond to fundamental changes in its markets. As such, plant closures in connection with footprint rationalization and headcount reductions are an important component of the Company’s cost control initiatives. The amount of these costs can vary significantly from quarter to quarter and from year to year depending upon the scope, nature, and location of the restructuring activities.
Following are the total restructuring and asset impairment charges, net of adjustments, recognized during the periods presented:

	Year Ended December 31,
	2024	2023	2022
Restructuring and restructuring-related asset impairment charges	$65,370	$47,909	$42,290
Other asset impairments	—	—	10,095
Restructuring/Asset impairment charges	$65,370	$47,909	$52,385

The table below sets forth restructuring and restructuring-related asset impairment charges by type incurred:
F-19 FORM 10-K SONOCO 2024 ANNUAL REPORT

	Year Ended December 31,
	2024	2023	2022
Severance and Termination Benefits	$37,307	$15,543	$13,808
Asset Impairment/Disposal of Assets	15,719	24,415	9,182
Other Costs	12,344	7,951	19,300
Total restructuring and restructuring-related asset impairment charges	$65,370	$47,909	$42,290
The table below sets forth restructuring and restructuring-related asset impairment charges by reportable segment:

	Year Ended December 31,
	2024	2023	2022
Consumer Packaging	$19,259	$4,111	$8,207
Industrial Paper Packaging	33,923	38,754	15,598
All Other	1,434	2,547	(44)
Corporate	10,754	2,497	18,529
Total restructuring and restructuring-related asset impairment charges	$65,370	$47,909	$42,290
“Restructuring and restructuring-related asset impairment charges” and “Other asset impairments” are included in “Restructuring/Asset impairment charges” in the Consolidated Statements of Income.
The following table sets forth the activity in the restructuring accrual included in “Accrued expenses and other” in the Company’s Consolidated Balance Sheets:

Accrual Activity	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Liability, December 31, 2022	$12,780	$—	$1,286	$14,066
2023 charges	15,543	24,415	7,951	47,909
Cash (payments)/receipts	(19,437)	—	(8,995)	(28,432)
Asset write downs/disposals	—	(24,415)	—	(24,415)
Foreign currency translation	(22)	—	30	8
Liability, December 31, 2023	$8,864	$—	$272	$9,136
2024 charges	37,307	15,719	12,344	65,370
Cash (payments)/receipts	(21,653)	9,680	(11,610)	(23,583)
Asset write downs/disposals	—	(25,399)	—	(25,399)
Foreign currency translation	(484)	—	(97)	(581)
Liability, December 31, 2024	$24,034	$—	$909	$24,943

“Severance and Termination Benefits” in 2024 includes the cost of severance for approximately 300 employees whose positions were eliminated in conjunction with the Company’s ongoing organizational effectiveness efforts, including the relocation of certain facilities in Greece and Germany, and severance related to the closures of paper mills in Sumner, Washington (the “Sumner Mill”) and Kilkis, Greece (the “Kilkis Mill”), the closures of two small industrial converted products facilities in China, and the closure of an industrial converted products facility in Mississauga, Canada, all part of the Industrial Paper Packaging segment.
“Severance and Termination Benefits” in 2023 include the cost of severance for approximately 200 employees whose positions were eliminated in conjunction with the Company’s ongoing organizational effectiveness efforts and severance related to the following plant closures: paper mills in Hutchinson, Kansas and Indonesia, part of the Industrial Paper Packaging segment; a metal packaging facility in the United States, part of the Consumer Packaging segment; and severance related to the closures of several smaller operations.
“Asset Impairment/Disposal of Assets” in 2024 consist primarily of asset impairment charges related to the closures of the Sumner Mill and the Kilkis Mill, both part of the Industrial Paper Packaging segment, and the exit of a small metal canning lid business within Metal Packaging, part of the Consumer Packaging segment. These charges were partially offset by gains from the sales of previously closed facilities that were part of the Industrial Paper Packaging and Consumer Packaging segments.
“Asset Impairment/Disposal of Assets” in 2023 consist primarily of asset impairment charges related to the closure of a paper mill in Hutchinson, Kansas, part of the Industrial Paper Packaging segment, and a metal packaging facility in the United States, part of the Consumer Packaging segment. These charges were partially offset by gains from the sale of previously impaired assets.
“Other Costs” in 2024 consist primarily of equipment removal, utilities, plant security, property taxes, insurance and environmental remediation costs related to the closure of the Sumner Mill, and ongoing facility carrying costs of previously announced plant closures. “Other Costs” in 2023 consist primarily of costs related to plant closures including equipment removal, utilities, plant security, property taxes and insurance.
The Company expects to pay the majority of the remaining restructuring reserves by the end of 2025 using cash generated from operations. The Company also expects to recognize future additional charges totaling approximately $3,000 in connection with previously announced restructuring actions and believes that the majority of these charges will be incurred and paid by the end of 2025. The Company continually evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions are likely to be undertaken.
F-20 FORM 10-K SONOCO 2024 ANNUAL REPORT

Other Asset Impairments
The Company recognized other asset impairment charges totaling $10,095 for the year ended December 31, 2022, as a result of exiting our operations in Russia, consisting of two small tube and core plants in the Industrial Paper Packaging segment. These charges include $3,747 of cumulative translation losses that were reclassified from accumulated other comprehensive income upon completion of the Company's exit from Russia on July 1, 2022.
These impairment charges are included in “Restructuring/Asset impairment charges” in the Company’s Consolidated Statements of Income.
6. Book cash overdrafts and cash pooling
As part of its cash management system, the Company uses “zero balance” accounts to fund disbursements. Under this system, the bank balance is zero at the end of each day, while the book balance is usually a negative amount due to reconciling items such as outstanding checks. At December 31, 2024 and 2023, outstanding checks totaling $15,799 and $24,638, respectively, were included in “Payable to suppliers” in the Company’s Consolidated Balance Sheets. In addition, outstanding payroll checks of $162 and $0 as of December 31, 2024 and 2023, respectively, were included in “Accrued wages and other compensation” in the Company’s Consolidated Balance Sheets. Changes in these book cash overdrafts are reported as cash flows from financing activities.
The Company uses a notional pooling arrangement with an international bank to help manage global liquidity requirements. Under this pooling arrangement, the Company and its participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits, and has the right to offset the cash deposits against the borrowings, the bank provides the Company and its participating subsidiaries favorable interest terms on both. The Company’s Consolidated Balance Sheets reflect a net cash deposit under this pooling arrangement of $12,915 and $1,308 as of December 31, 2024 and 2023, respectively.
7. Property, plant and equipment
Details of the Company’s property, plant and equipment at December 31 are as follows:

	2024	2023
Land	$314,278	$123,438
Buildings	967,237	660,001
Machinery and equipment	3,726,377	3,236,966
Construction in progress	337,796	225,660
	5,345,688	4,246,065
Accumulated depreciation and depletion	(2,626,941)	(2,583,298)
Property, plant and equipment, net	$2,718,747	$1,662,767
Depreciation and depletion expense amounted to $224,595 in 2024, $202,917 in 2023 and $179,746 in 2022.
8. Leases
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
The Company completed the Eviosys acquisition on December 4, 2024. The acquisition included operating lease liabilities of $42,468 with a weighted-average remaining lease maturity term and discount rate of 8.1 years and 4.5%, respectively. The Company completed the acquisitions of the Chattanooga Mill and the remaining interest in RTS Packaging on September 8, 2023, which included operating lease liabilities of $34,604 with a weighted-average remaining lease maturity term and discount rate of 11.5 years and 6.4%, respectively. See Note 4 for additional information about these acquisitions.
F-21 FORM 10-K SONOCO 2024 ANNUAL REPORT

The following table sets forth the balance sheet location and values of the Company’s lease assets and lease liabilities at December 31, 2024 and December 31, 2023:

Classification	Balance Sheet Location	December 31, 2024	December 31, 2023
Lease Assets
Operating lease assets	Right of Use Asset - Operating Leases	$307,688	$233,461
Finance lease assets	Other Assets	76,831	78,949
Total lease assets		$384,519	$312,410

Lease Liabilities
Current operating lease liabilities	Accrued expenses and other	$52,648	$44,279
Current finance lease liabilities	Notes payable and current portion of long-term debt	22,284	17,268
Total current lease liabilities		74,932	61,547

Noncurrent operating lease liabilities	Noncurrent Operating Lease Liabilities	258,735	192,703
Noncurrent finance lease liabilities	Long-term Debt, net of current portion	45,344	55,341
Total noncurrent lease liabilities		304,079	248,044
Total lease liabilities		$379,011	$309,591
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
The following table sets forth the components of the Company’s total lease cost for the years ended December 31, 2024, 2023, and 2022:

Lease Cost		2024	2023	2022
Operating lease cost	(a)	$49,327	$43,524	$40,485
Finance lease cost:
Amortization of lease asset	(a) (b)	12,871	11,789	10,524
Interest on lease liabilities	(c)	3,711	3,912	4,023
Variable lease cost	(a) (d)	31,404	32,016	20,317
Impairment charges	(e)	—	—	61
Total lease cost		$97,313	$91,241	$75,410
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

The following table sets forth the five-year maturity schedule of the Company’s lease liabilities as of December 31, 2024:

Maturity of Lease Liabilities	Operating Leases	Finance Leases	Total
2025	$55,277	$22,814	$78,091
2026	46,883	18,488	65,371
2027	40,440	6,038	46,478
2028	35,633	5,000	40,633
2029	33,545	3,716	37,261
Beyond 2029	183,690	20,795	204,485
Total lease payments	395,468	76,851	472,319
Less: Interest	84,085	9,223	93,308
Lease Liabilities	$311,383	$67,628	$379,011

F-22 FORM 10-K SONOCO 2024 ANNUAL REPORT

The following tables set forth the Company’s weighted average remaining lease term and discount rates used in the calculation of its outstanding lease liabilities at December 31, 2024, 2023, and 2022, along with other lease-related information for the years ended December 31, 2024, 2023, and 2022:

Lease Term and Discount Rate	2024	2023	2022
Weighted-average remaining lease term (years):
Operating leases	10.1	10.0	10.4
Finance leases	6.7	7.1	7.7
Weighted-average discount rate:
Operating leases	4.97%	5.07%	4.22%
Finance leases	5.16%	5.27%	5.29%

Other Information	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$48,380	$43,638	$40,595
Operating cash flows used by finance leases	$3,711	$3,912	$4,023
Financing cash flows used by finance leases	$15,433	$14,617	$11,090
Leased assets obtained in exchange for new operating lease liabilities	$66,585	$18,225	$32,860
Leased assets obtained in exchange for new finance lease liabilities	$11,925	$7,755	$9,349
Modification to leased assets for increase in operating lease liabilities	$37,731	$4,431	$1,215
Modification to leased assets for increase/(decrease) in finance lease liabilities	$53	$18	$(841)
Termination reclasses to decrease operating lease assets	$5,765	$5,702	$(3,695)
Termination reclasses to decrease operating lease liabilities	$5,768	$6,063	$(4,015)
Termination reclasses to decrease finance lease assets	$270	$1,429	$(44)
Termination reclasses to decrease finance lease liabilities	$271	$482	$(44)
9. Goodwill and other intangible assets
Goodwill
Changes in the carrying amount of goodwill by segment for the year ended December 31, 2024, are as follows:

	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Balance as of January 1, 2024	$543,598	$506,406	$248,007	$1,298,011
Acquisitions	1,285,518	—	—	1,285,518
Divestitures	—	—	(16,559)	(16,559)
Foreign currency translation	(21,145)	(19,770)	(398)	(41,313)
Balance as of December 31, 2024	$1,807,971	$486,636	$231,050	$2,525,657

Goodwill activity reflected under the caption “Acquisitions” relates to the December 2024 acquisition of Eviosys, and goodwill activity reflected under the caption “Divestitures” relates to the April 2024 divestiture of Protexic. See Note 4 for additional information.
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
Although no reporting units failed the annual impairment test, in management’s opinion, the goodwill balances of the Plastics-Medical, Plastics-Food, and Metal Packaging reporting units are individually at risk of impairment in the near term if each reporting unit’s operation does not perform in line with management’s expectations, or if there is a negative change in the long-term financial outlook for each reporting unit or in other factors such as the particular discount rates used. Both the Plastics-Medical and Plastics-Food reporting units are part of the Company’s Thermoformed and Flexibles Packaging business and are included in the pending sale of TFP to Toppan. See Notes 1 and 2 for additional information. In the case of Metal Packaging, the lower differential between the fair value and carrying value of the reporting unit is due to the acquisition of Ball Metalpack Holding, LLC in 2022, at which time the majority of assets and liabilities acquired were recorded at fair value. The total goodwill associated with the Plastics-Medical and Plastics-Food reporting units at December 31, 2024 was $63,575 and $198,807, respectively, and are reflected in “Non-current assets of discontinued operations” in the Company’s Consolidated Balance Sheets. The total goodwill associated with the Metal Packaging reporting unit at December 31, 2024 was $384,315 and is reflected in “Goodwill” in the Company’s Consolidated Balance Sheets.
F-23 FORM 10-K SONOCO 2024 ANNUAL REPORT

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
During the time subsequent to the annual evaluation, and at December 31, 2024, the Company considered whether any events and/or changes in circumstances had resulted in the likelihood that the goodwill of any of its reporting units may have been impaired. It is management’s opinion that no such events and/or changes in circumstances have occurred.
Other intangible assets
Details at December 31 are as follows:

	2024	2023
Other Intangible Assets, Gross:
Patents	$28,941	$23,970
Customer lists	2,679,372	995,077
Trade names	38,623	27,108
Proprietary technology	226,936	48,657
Other	2,339	6,206
Total Other Intangible Assets, Gross	$2,976,211	$1,101,018
Accumulated Amortization:
Patents	$(15,955)	$(14,215)
Customer lists	(332,680)	(328,895)
Trade names	(13,239)	(8,327)
Proprietary technology	(26,203)	(20,813)
Other	(1,436)	(2,211)
Total Accumulated Amortization	$(389,513)	$(374,461)
Other Intangible Assets, Net	$2,586,698	$726,557

The acquisition of Eviosys in December 2024 resulted in the addition of $1,967,678 of intangible assets, primarily related to customer lists. These intangibles will be amortized over an average useful life of 18.9 years. The fair values of intangible assets associated with this acquisition were determined using an income valuation approach. “Total Other Intangibles Assets, gross” and “Total Accumulated Amortization” were both reduced by $54,860 during the year ended December 31, 2024 as a result of the divestiture of Protexic in April 2024. These fully amortized intangible assets consisted primarily of customer lists. See Note 4 for additional information.
Other intangible assets are amortized using the straight-line method over their respective useful lives when management determines that the straight-line method approximates the pattern of consumption of the respective intangible assets or in relation to the asset’s specific pattern of consumption if management determines that the straight-line method does not provide a fair approximation of the consumption of benefits. These lives generally range from three to forty years. The Company has no intangible assets with indefinite lives.
Aggregate amortization expense on intangible assets was $78,595, $67,323, and $60,263 for the years ended December 31, 2024, 2023, and 2022, respectively. Amortization expense on other intangible assets is expected to approximate $173,400 in 2025, $171,600 in 2026, $170,300 in 2027, $169,700 in 2028 and $167,200 in 2029 based on intangible assets as of December 31, 2024.
10. Supply chain financing
The following table sets forth the balance sheet location and rollforward of the Company’s outstanding obligations confirmed under its SCF Programs for the year ended December 31, 2024:

	Balance Sheet Location	December 31, 2024
Confirmed obligations outstanding at the beginning of the year	Payable to suppliers	$24,779
Invoices confirmed during the year (a) (b)		96,785
Confirmed invoices paid during the year (b)		(93,068)
Confirmed obligations outstanding at the end of the year	Payable to suppliers	$28,496

(a) Includes $7,547 of obligations under SCF programs acquired in the acquisition of Eviosys on December 4, 2024.
(b) The net payment of these obligations, exclusive of the $7,547 of obligations acquired in the acquisition of Eviosys, is included in “Net cash provided by operating activities” in the Company’s Consolidated Statements of Cash Flows.

F-24 FORM 10-K SONOCO 2024 ANNUAL REPORT

11. Debt
Details of the Company’s debt at December 31 were as follows:

	2024	2023
364-Day term loan due December 2025	$1,493,568	$—
Term loan due December 2026	698,167	—
Syndicated term loan due August 2028	497,674	572,025
1.80% notes due February 2025	399,933	399,149
4.450% notes due September 2026	496,869	—
2.25% notes due February 2027	298,930	298,421
4.600% notes due September 2029	594,519	—
3.125% notes due May 2030	596,958	596,480
2.85% notes due February 2032	496,302	495,785
5.000% notes due September 2034	689,802	—
5.75% notes due November 2040	536,282	536,246
Other foreign denominated debt, average rate of 6.0% in 2024 and 8.8% in 2023	155,048	49,418
Finance lease obligations	67,628	72,609
Other debt	18,341	16,803
Total debt	$7,040,021	$3,036,936
Less: Notes payable and current portion of long-term debt	(2,054,525)	(38,934)
Long-term debt	$4,985,496	$2,998,002

On July 12, 2024, the Company entered into a credit agreement with the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent which provides the Company with the ability to borrow up to $700,000 on an unsecured basis (the “Term Loan Facility”) to finance a portion of the cash consideration for the Company’s acquisition of Eviosys. The Company drew down the entire Term Loan Facility on December 2, 2024 in connection with the consummation of the Eviosys acquisition on December 4, 2024. Borrowings under the Term Loan Facility, net of any prepayments, will become payable in full on December 2, 2026 and will bear interest at a fluctuating rate per annum equal to, at the Company’s option, (i) the forward-looking Secured Overnight Financing Rate term rate (such borrowings, “Term SOFR Loans”), (ii) a base rate, or (iii) a combination thereof, plus, in each case, an applicable margin calculated based on the Company’s credit ratings and, in the case of Term SOFR Loans, an adjustment of 10 basis points.
On September 16, 2024, the Company entered into a credit agreement with the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent which provides the Company with the ability to borrow up to $1,500,000 on an unsecured basis (the “364-Day Term Loan Facility”) to finance a portion of the cash consideration for the Company’s acquisition of Eviosys. The Company drew down the entire 364-Day Term Loan Facility on December 2, 2024 in connection with the consummation of the Eviosys acquisition on December 4, 2024. Borrowings under the 364-Day Term Loan Facility, net of any prepayments, will become payable in full on December 1, 2025 and will bear interest under the same terms as the Term Loan Facility.
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
The Company used the net proceeds from the Notes, together with the borrowings under the Term Loan Facility and 364-Day Term Loan Facility and cash on hand to fund the cash consideration payable by the Company in connection with the Eviosys acquisition and to pay related fees and expenses. See Note 4 for more information.
Included in “Other foreign denominated debt” at December 31, 2024 is $73,487 of transfers of certain trade receivables of Eviosys to third-party financial institutions for which the requirements to be accounted for as true sale in accordance with the guidance under ASC 860 were not met.
In conjunction with the announcement of the acquisition of Eviosys, the Company entered into a commitment letter with certain financial institutions that provided for a 364-day senior unsecured bridge term loan facility (the “Bridge Loan Facility”) on June 22, 2024 in an aggregate amount of up to $4,000,000 to secure funding of the acquisition. As a result of obtaining financing for the Eviosys acquisition through the Term Loan Facility, the 364-Day Term Loan Facility, and the Notes, the Company terminated the commitments under the Bridge Loan Facility and the related commitment letter effective September 19, 2024. Fees related to the Bridge Loan Facility of $19,000 were amortized to interest expense during the year ended December 31, 2024.

F-25 FORM 10-K SONOCO 2024 ANNUAL REPORT

On August 7, 2023, the Company entered into a credit agreement with a consortium of Farm Credit System institutions and CoBank, ACB, as Administrative Agent (the “Syndicated Term Loan Agreement”). The Syndicated Term Loan Agreement provides the Company with the ability to borrow up to $900,000 on an unsecured basis (the “Syndicated Term Loan Facility”). A total of $600,000 was drawn from the Syndicated Term Loan Facility on August 7, 2023 and used to repay the syndicated term loans that were due in December 2023 and January 2025, and to make certain capital expenditures and reimburse the Company for certain capital expenditures it had made in its operation of waste disposal facilities in rural areas. An additional $270,000 was drawn from the Syndicated Term Loan Facility on September 8, 2023 and used to partially fund the acquisition of the remaining interest in RTS Packaging and the acquisition of the Chattanooga Mill (see Note 4 for more information). Borrowings under the Syndicated Term Loan Facility, net of any prepayments, will become payable in full on August 7, 2028. During the years ended December 31, 2024 and December 31, 2023, the Company repaid $75,000 and $295,000, respectively, of the amounts drawn under the Syndicated Term Loan Facility. Borrowings under the Syndicated Term Loan Facility bear interest at a fluctuating rate per annum equal to, at the Company’s option, (i) the forward-looking SOFR term rate (“Term SOFR” and such borrowings, “Syndicated Term SOFR Loans”), (ii) a base rate set forth in the Syndicated Term Loan Agreement, or (iii) a combination thereof, plus, in each case, an applicable margin calculated based on the Company’s credit ratings and, in the of case of Syndicated Term SOFR Loans, a SOFR Adjustment (as defined in the Syndicated Term Loan Agreement) of 0.1%. The Company has designated its borrowings under the Syndicated Term Loan Facility as Syndicated Term SOFR Loans. The margin currently applicable to Syndicated Term SOFR Loans based on the Company’s credit ratings, together with the SOFR Adjustment, is 1.90%. If Term SOFR ceases to be available, the benchmark rate shall switch to Daily Simple SOFR (as defined in the Syndicated Term Loan Agreement). There is no required amortization under the Syndicated Term Loan Facility, and voluntary prepayments are permissible without penalty, subject to certain conditions pertaining to minimum notice and minimum prepayment and reduction amounts as described in the Syndicated Term Loan Agreement.
The Syndicated Term Loan Agreement contains various customary representations and warranties and affirmative and negative covenants, as more fully described in the Syndicated Term Loan Agreement. The Syndicated Term Loan Agreement also contains various customary events of default (subject to grace periods, as applicable) including, among others: nonpayment of principal, interest or fees; breach of covenant; payment default on, or acceleration under, certain other material indebtedness; inaccuracy of the representations or warranties in any material respect; bankruptcy or insolvency; inability to pay debts; certain unsatisfied judgments; certain ERISA-related events; the invalidity or unenforceability of the Syndicated Term Loan Agreement or certain other documents executed in connection therewith; and the occurrence of a change of control.
On May 3, 2024, the Company entered into an Amended and Restated Credit Agreement (the “Agreement”) to extend the maturity and make certain other changes to the terms under the Company’s existing five-year credit agreement dated June 21, 2021. The Agreement increases the commitments under the Company’s revolving credit facility by $350,000 to $1,250,000 and extends the maturity date to May 3, 2029. The Company also increased its $500,000 commercial paper program by $750,000 to $1,250,000. The revolving credit facility continues to support the commercial paper program. At December 31, 2024, the Company had no commercial paper balances outstanding; accordingly, the committed capacity available for drawdown under its revolving credit facility at December 31, 2024 was $1,250,000. Based on the pricing grid, the credit agreement for the revolving credit facility and Sonoco’s current credit ratings, any drawings are subject to the Term SOFR plus the 137.5 basis points margin.
The principal requirements of debt maturing in the next five years are:

	2025	2026	2027	2028	2029
Debt maturities by year	$2,054,525	$1,218,544	$310,533	$508,115	$598,367
As of December 31, 2024, the Company has scheduled debt maturities through the next twelve months of $2,054,525. At December 31, 2024, the Company had $443,060 in cash and cash equivalents on hand, including discontinued operations, and $1,250,000 in committed capacity available for drawdown under its revolving credit facility. The Company believes that these amounts, combined with expected net cash flows from operating activities, provide ample liquidity to cover these debt maturities and other cash flow needs of the Company over the course of the next year. On February 3, 2025, the Company repaid the 1.80% notes due February 2025 using proceeds from the issuance of commercial paper.
In addition, the Company had approximately $179,660 available under unused short-term lines of credit at December 31, 2024. These short-term lines of credit are available for general corporate purposes of our subsidiaries, including working capital and hedging requirements.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenants currently require the Company to maintain a minimum level of interest coverage and a minimum level of net worth, as defined in the agreements. As of December 31, 2024, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.
12. Financial instruments and derivatives
The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments for which the carrying amount differs from the fair value.

	December 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, net of current portion	$4,985,496	$4,800,455	$2,998,002	$2,852,143
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
Cash Flow Hedges
At December 31, 2024 and 2023, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. These contracts, which have maturities ranging through December 2025, qualify as cash flow hedges under GAAP. For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item. Cash flows from derivative
F-26 FORM 10-K SONOCO 2024 ANNUAL REPORT

financial instruments designated as cash flow hedges are classified as cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.
Commodity Cash Flow Hedges
Certain derivative contracts entered into to manage the cost of anticipated purchases of natural gas and aluminum have been designated by the Company as cash flow hedges. At December 31, 2024, there were no natural gas swaps covering anticipated natural gas usage in 2025 and aluminum swaps covering 3,546 metric tons of aluminum represented approximately 24% of anticipated aluminum usage for 2025. The fair values of the Company’s commodity cash flow hedges netted to a gain position of $652 and a loss position of $(41) at December 31, 2024 and December 31, 2023, respectively. The amount of the gain included in accumulated other comprehensive loss at December 31, 2024, expected to be reclassified to the income statement during the next twelve months is $652. The Company also has certain natural gas hedges that are not designated as cash flow hedges. See “Non-Designated Derivatives” below for a discussion of these hedges.
Foreign Currency Cash Flow Hedges
The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales and purchases expected to occur in 2025. The net positions of these contracts at December 31, 2024, were as follows (in thousands):

Currency	Action	Quantity
USD Contracts
Colombian peso	purchase	26,917,468
Mexican peso	purchase	373,569
Polish zloty	purchase	121,377
Danish krone	purchase	161,128
Swedish krona	sell	(6,709)
Czech koruna	purchase	110,834
Canadian dollar	purchase	11,045
Euro	purchase	3,499
Turkish lira	purchase	104,546
British pound	sell	(5,388)
Euro Contracts
Euro	purchase	40,670
British pound	purchase	30,724
Thai baht	purchase	620,976
Hungarian forint	sell	(5,560,396)
The fair value of foreign currency cash flow hedges related to forecasted sales and purchases netted to a loss position of $(1,841) at December 31, 2024, and a gain position of $1,502 at December 31, 2023. The amount of the loss expected to be reclassified from accumulated other comprehensive loss to the income statement during the next twelve months is $(1,841).
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
Following the unwind of the swaps, the Company entered into new cross-currency swap agreements with a total notional amount of $500,000 in April 2024 to effectively convert a portion of the Company’s fixed-rate U.S. dollar-denominated debt, including the semi-annual interest payments, to fixed-rate euro-denominated debt. The new swap agreements, which have a maturity of May 1, 2027 share the same risk management objective as the terminated cross-currency swap agreements and are also designated as net investment hedges for accounting purposes.
In December 2024, the Company entered into additional cross-currency swap agreements with a total notional amount of $1,500,000, including $500,000 maturing on September 1, 2026, $500,000 maturing on September 1, 2029, and $500,000 maturing on May 1, 2030. The swaps effectively convert a portion of the Company’s fixed-rate U.S. dollar-denominated debt, including the semi-annual interest payments, to fixed-rate euro-denominated debt at the prevailing market rate at execution. The new swap agreements share the same risk management objective as the Company’s previously existing cross-currency swap agreements and are also designated as net investment hedges for accounting purposes.
The gain or loss on the net investment hedge derivative instruments is included in the “Foreign currency translation” component of “Accumulated other comprehensive loss” until the net investment is sold, diluted, or liquidated. Interest payments received for the cross-currency swaps and the related excluded components are excluded from the net investment hedge effectiveness assessment and are recorded in “Interest expense” in the Company’s Condensed Consolidated Statements of Income. The assumptions used in measuring fair value of the cross-currency swaps are considered level 2 inputs, which are based upon the Euro-to-U.S. dollar exchange rate market.
The fair value of the Company’s net investment hedges was a gain position of $11,919 and a loss position of $(5,073) at December 31, 2024 and December 31, 2023, respectively. Foreign currency translation gain of $8,880 (net of income taxes of $3,039) and loss of $3,779 (net of income taxes of $1,294) were reported as components of “Accumulated other comprehensive loss” within “Foreign currency items” at December 31, 2024 and December 31, 2023, respectively.
F-27 FORM 10-K SONOCO 2024 ANNUAL REPORT

Non-Designated Derivatives
The Company routinely enters into other derivative contracts which are not designated for hedge accounting treatment under ASC 815, “Derivatives and Hedging.” As such, changes in fair value of these non-designated derivatives are recorded directly to income and expense in the periods that they occur.
Foreign Currency Hedges
The Company routinely enters into forward contracts or swaps to economically hedge the currency exposure of intercompany debt and foreign currency denominated receivables and payables. The net currency positions of these non-designated contracts at December 31, 2024, were as follows (in thousands):

Currency	Action	Quantity
USD Contracts
Colombian peso	purchase	66,306,243
Indonesian rupiah	purchase	20,247,238
Mexican peso	purchase	339,381
Turkish lira	purchase	7,875
Canadian dollar	purchase	7,262
Euro Contracts
British pound	purchase	74,214
Polish zloty	purchase	34,451
Thai Baht	purchase	410,488
Commodity Hedges
The Company has entered into non-designated derivative contracts to manage the cost of anticipated purchases of natural gas. At December 31, 2024, these contracts consisted of natural gas swaps covering approximately 5.2 million metric million British thermal units (“MMBTUs”) representing approximately 75.5% of anticipated usage in North America for 2025.
Interest Rate Hedges
In anticipation of the offering of the Notes (see Note 11 for additional information), the Company entered into treasury lock derivative instruments with eleven banks, with a total notional principal amount of $900,000, on August 29, 2024. These instruments had the risk management objective of reducing the Company’s exposure to increases in the underlying Treasury index up to the date of pricing of the Notes. The derivatives were settled when the Notes priced on September 17, 2024, with the Company recognizing a loss on the settlement of $(11,088). The loss is included in “Interest expense” in the Company’s Consolidated Statements of Income for the year ended December 31, 2024.
The fair value of the Company’s non-designated derivatives position was a loss of $(2,694) and $(6,790) at December 31, 2024 and December 31, 2023, respectively.
The following table sets forth the location and fair values of the Company’s derivative instruments at December 31, 2024 and December 31, 2023:

		Fair Value at December 31
Description	Balance Sheet Location	2024	2023
Derivatives designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$671	$67
Commodity Contracts	Accrued expenses and other	(19)	(108)
Foreign Exchange Contracts	Prepaid expenses	2,068	2,525
Foreign Exchange Contracts	Accrued expenses and other	(3,909)	(1,024)
Net investment hedge	Prepaid expenses	26,833	5,567
Net investment hedge	Other Assets	1,845	—
Net investment hedge	Other liabilities	(16,759)	(10,640)
Derivatives not designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$961	$12
Commodity Contracts	Accrued expenses and other	(574)	(6,782)
Foreign Exchange Contracts	Prepaid expenses	(59)	130
Foreign Exchange Contracts	Accrued expenses and other	(3,022)	(159)
While certain of the Company’s derivative contract arrangements with its counterparties provide for the ability to settle contracts on a net basis, the Company reports its derivative positions on a gross basis. There are no collateral arrangements or requirements in these agreements.
F-28 FORM 10-K SONOCO 2024 ANNUAL REPORT

The following tables set forth the effect of the Company’s derivative instruments on financial performance for the year ended December 31, 2024 and December 31, 2023, excluding the gains or losses on foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to the carrying value of the capitalized expenditures:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income
Derivatives in Cash Flow Hedging Relationships:
Year Ended December 31, 2024
Foreign Exchange Contracts	$(4,994)	Net sales	$(1,174)
		Cost of sales	$(253)
Commodity Contracts	$665	Cost of sales	$(28)

Year Ended December 31, 2023
Foreign Exchange Contracts	$8,982	Net sales	$10,860
		Cost of sales	$(3,728)
Commodity Contracts	$99	Cost of sales	$(32)

Description	Gain or (Loss) Recognized	Location of Gain or (Loss) Recognized in Income Statement
Derivatives not Designated as Hedging Instruments:
Year Ended December 31, 2024
Commodity Contracts	$(2,976)	Cost of Sales
Foreign Exchange Contracts	$(8,168)	Selling, general and administrative
Year Ended December 31, 2023
Commodity Contracts	$(19,087)	Cost of sales
Foreign Exchange Contracts	$7,560	Selling, general and administrative

	Year Ended December 31, 2024		Year Ended December 31, 2023
Description	Net Sales	Cost of Sales	Net Sales	Cost of Sales
Total amount of income and expense line items presented in the Consolidated Statements of Income	$(1,174)	$(281)	$10,860	$(3,760)

Gain or (loss) on cash flow hedging relationships:
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into net income	$(1,174)	$(253)	$10,860	$(3,728)

Commodity contract:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into net income	$—	$(28)	$—	$(32)

F-29 FORM 10-K SONOCO 2024 ANNUAL REPORT

13. Fair value measurements
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
The following tables set forth information regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis:

Description	December 31, 2024	Assets measured at NAV (f)	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$652	$—	$—	$652	$—
Foreign exchange contracts	(1,841)	—	—	(1,841)	—
Net investment hedge	11,919	—	—	11,919	—
Non-hedge derivatives, net:
Commodity contracts	387	—	—	387	—
Foreign exchange contracts	(3,081)	—	—	(3,081)	—
Postretirement benefit plan assets:
Common Collective(a)	13,259	13,259	—	—	—
Mutual funds(b)	43,059	—	—	43,059	—
Fixed income securities(c)	235,952	62,458	—	173,494	—
Short-term investments(d)	3,493	—	—	3,493	—
Real estate funds(e)	480	480	—	—	—
Cash and accrued income	7,757	—	7,757	—	—
Total postretirement benefit plan assets	$304,000	$76,197	$7,757	$220,046	$—
Description	December 31, 2023	Assets measured at NAV (f)	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(41)	$—	$—	$(41)	$—
Foreign exchange contracts	1,502	—	—	1,502	—
Net investment hedge	(5,073)	—	—	(5,073)	—
Non-hedge derivatives, net:
Commodity contracts	(6,770)	—	—	(6,770)	—
Foreign exchange contracts	(29)	—	—	(29)	—
Postretirement benefit plan assets:
Common Collective(a)	12,958	12,958	—	—	—
Mutual funds(b)	45,931	—	—	45,931	—
Fixed income securities(c)	242,702	63,849	—	178,853	—
Short-term investments(d)	4,175	—	—	4,175	—
Real estate funds(e)	400	400	—	—	—
Cash and accrued income	2,634	—	2,634	—	—
Total postretirement benefit plan assets	$308,800	$77,207	$2,634	$228,959	$—
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
F-30 FORM 10-K SONOCO 2024 ANNUAL REPORT

f.Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
The Company’s pension plan assets comprise more than 96% of its total postretirement benefit plan assets. Accordingly, the assets of the Company’s various pension plans and retiree health and life insurance plans are not shown separately, but are combined in the tables above. Postretirement benefit plan assets are netted against postretirement benefit obligations to determine the funded status of each plan. The funded status is recognized in the Company’s Consolidated Balance Sheets as shown in Note 15.
As discussed in Note 12, the Company uses derivatives to mitigate the effect of commodity fluctuations, foreign currency fluctuations and, from time to time, interest rate movements. Fair value measurements for the Company’s derivatives are classified under Level 2 because such measurements are estimated based on observable inputs such as interest rates, yield curves, spot and future commodity prices and spot and future exchange rates.
None of the Company’s financial assets or liabilities are measured at fair value using significant unobservable inputs. There were no transfers in or out of Level 1 or Level 2 fair value measurements during the years ended December 31, 2024 or 2023.
The Company has an investment in the preferred stock of a nonaffiliated private company. This investment is accounted for under the measurement alternative of cost less impairment, adjusted for any qualifying observable price changes on a non-recurring basis. Observable price changes would consist of Level 2 inputs based on privately negotiated transactions with the nonaffiliated company. The total investment in preferred stock of $21,212 is included in “Other assets” in the Company’s Consolidated Balance Sheet as of December 31, 2024.
For additional fair value information on the Company’s financial instruments, see Note 12.
14. Share-based compensation plans
The Company provides share-based compensation to certain employees and non-employee directors in the form of RSUs, PCSUs, and other share-based awards. Beginning in 2024, share-based awards were issued pursuant to the Sonoco Products Company 2024 Omnibus Incentive Plan (the “2024 Plan”), which became effective upon approval by the shareholders on April 17, 2024. Awards issued from 2019 through 2023 were issued pursuant to the Sonoco Products Company 2019 Omnibus Incentive Plan (the “2019 Plan”).
A total of 2,900,000 shares of common stock are reserved for awards granted under the 2024 Plan. As of the April 17, 2024 effective date, the 2024 Plan superseded the 2019 Plan and became the only plan under which equity-based compensation may be awarded to employees and non-employee directors. However, any awards under any of the prior plans that were outstanding on the effective date of the 2024 Plan remain subject to the terms and conditions, and continue to be governed, by such prior plans. Awards issued between January 1 and April 16, 2024 were effectively issued under the 2024 Plan when such awards were transferred over to be applied against the 2024 Plan’s reserve. Share reserve reductions for restricted and performance-based stock awards and stock appreciation rights originally granted under the 2019 Plan were weighted equally on a one-for-one basis in accordance with the shareholder-approved conversion formula included within the 2024 Plan. Share awards granted under all previous plans which are forfeited, expire or are canceled without delivery of shares, or which result in forfeiture of shares back to the Company, will be added back to the total shares available under the 2024 Plan. Shares of the Company’s common stock repurchased to satisfy employee tax withholding obligations in association with the exercise of RSUs and PCSUs, but not stock appreciation rights (“SARs”), will also be added back to the total shares available under the 2024 Plan.
At December 31, 2024, a total of 2,224,042 shares remain available for future grant under the 2024 Plan. The Company issues new shares for stock unit conversions and stock appreciation right exercises.
Accounting for share-based compensation
Total compensation cost for share-based payment arrangements was $26,948, $24,738 and $28,302, for 2024, 2023 and 2022, respectively. The related tax benefit recognized in net income was $6,852, $6,162, and $7,231, for the same years, respectively. Share-based compensation expense is included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income. The Company accounts for forfeitures of its share-based payment arrangements as they occur.
An “excess” tax benefit is created when the tax deduction for an exercised stock appreciation right or converted stock unit exceeds the compensation cost that has been recognized in income. The additional net excess tax benefit realized was $257, $978 and $1,367 for 2024, 2023 and 2022, respectively.
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
The weighted-average grant-date fair value of RSUs granted was $52.41, $56.87 and $53.55 per share in 2024, 2023 and 2022, respectively. The fair value of shares vesting during the year was $13,190, $10,320, and $6,243 for 2024, 2023 and 2022, respectively. Non-cash stock-based compensation associated with restricted stock grants totaled $14,748, $12,888 and $9,320 for 2024, 2023 and 2022, respectively. As of December 31, 2024, there was $11,657 of total unrecognized compensation cost related to nonvested RSUs. This cost is expected to be recognized over a weighted-average period of 24 months.
F-31 FORM 10-K SONOCO 2024 ANNUAL REPORT

The activity related to RSUs for the year ended December 31, 2024 is as follows:

	Nonvested	Vested	Total	Average Grant Date Fair Value Per Share
Outstanding, December 31, 2023	593,445	68,815	662,260	$54.71
Granted	383,708	—	383,708	$52.41
Vested	(234,610)	234,610	—
Converted		(231,157)	(231,157)	$55.27
Cancelled	(62,103)	—	(62,103)	$54.06
Dividend equivalents	1,176	3,312	4,488	$55.42
Outstanding, December 31, 2024	681,616	75,580	757,196	$53.43
Performance Contingent Restricted Stock Units
The Company grants PCSUs annually on a discretionary basis to executive officers and certain key management employees. The ultimate number of PCSUs awarded is dependent upon the degree to which performance, relative to defined targets related to earnings and return on invested capital is achieved over a three-year performance cycle and for the 2024 and 2023 PCSU grants only, a modifier for total stock return performance.
The Company estimates the fair value of its 2024 and 2023 PCSUs based upon the Company’s stock price on the dates of grant and an estimate of the Company’s payout modifier based upon the projected total stock return performance relative to its peer group companies. The comparative market indices for the awards that vest based on total stock return to shareholders are the S&P Composite 1500 Materials Index. If the Company’s actual total stock return for the three-year measurement period is determined to be between the 25th and 75th percentile relative to its peers, no additional modifier is triggered for the particular PCSU grant upon vesting. If the Company’s total stock return for the three-year measurement period is determined to be above the 75th percentile, the modifier adds 20% to the award’s vested share payout for total stock return performance in the top quartile, and if the Company’s return falls below the 25th percentile relative to its peers, the modifier reduces the award’s share payout by 20% for performance in the bottom quartile.
PCSUs granted vest at the end of the three-year performance period if the respective performance targets are met. No units will be awarded if the performance targets are not met. Upon vesting, PCSUs are convertible into common shares on a one-for-one basis. Officers can elect to defer receipt of PCSUs, which will be issued in shares of Sonoco common stock in installments beginning no earlier than six months following separation from the Company. Key management employees are required to take receipt of the stock issued upon the vest date. Except in the event of the participant’s death, disability, or retirement, if a participant is not employed by the Company at the end of the performance period, no PCSUs will vest. However, in the event of the participant’s death, disability or retirement prior to full vesting, shares will be issued on a pro rata basis up through the time the participant’s employment or service ceases. In the event of a change in control, as defined under the 2024 Plan, all unvested PCSUs will vest at target on a pro rata basis if the change in control occurs during the three-year performance period.
The activity related to PCSUs for the year ended December 31, 2024 is as follows:

	Nonvested	Vested	Total	Average Grant Date Fair Value per Share
Outstanding, December 31, 2023	418,403	236,492	654,895	$53.51
Granted	253,176	—	253,176	$50.54
Performance adjustments	(21,184)	—	(21,184)	$41.05
Vested	(330,888)	330,888	—
Converted	—	(217,966)	(217,966)	$55.48
Cancelled	(35,832)	—	(35,832)	$52.32
Dividend equivalents	—	667	667	$55.40
Outstanding, December 31, 2024	283,675	350,081	633,756	$52.13
2024 PCSU. As of December 31, 2024, the 2024 PCSUs to be awarded are estimated to range from 0 to 517,066 units, including the 20% total stock return modifier, and are tied to the three-year performance period ending December 31, 2026.
2023 PCSU. As of December 31, 2023, the 2023 PCSUs to be awarded are estimated to range from 0 to 410,100 units, including the 20% total stock return modifier, and are tied to the three-year performance period ending December 31, 2025.
2022 PCSU. The performance cycle for the 2022 PCSUs was completed on December 31, 2024. Outstanding stock units of 330,888 units were determined to have been earned. The fair value of these units was $16,164 as of December 31, 2024.
2021 PCSU. The performance cycle for the 2021 PCSUs was completed on December 31, 2023. Outstanding stock units of 225,530 units were determined to have been earned. The fair value of these units was $12,600 as of December 31, 2023.
2020 PCSU. The performance cycle for the 2020 PCSUs was completed on December 31, 2022. Outstanding stock units of 280,881 units were determined to have been earned. The fair value of these units was $17,052 as of December 31, 2022.
The weighted-average grant-date fair value of PCSUs granted was $50.54, $55.04, and $51.94 per share in 2024, 2023 and 2022, respectively. Non-cash stock-based compensation associated with PCSUs totaled $10,176, $9,826 and $16,686 for 2024, 2023 and 2022, respectively. As of December 31, 2024, there was approximately $7,873 of total unrecognized compensation cost related to nonvested PCSUs. This cost is expected to be recognized over a weighted-average period of 21 months.

F-32 FORM 10-K SONOCO 2024 ANNUAL REPORT

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
The activity related to deferred compensation for equity award units granted to both employees and non-employee directors combined is as follows:

Total
Outstanding, December 31, 2023	324,602
Deferred	34,113
Converted	(8,541)
Dividend equivalents	11,249
Outstanding, December 31, 2024	361,423

Compensation deferrals for employees and directors, all of which will be settled in Company stock after retirement, totaled $2,024, $2,024, and $2,256, during 2024, 2023, and 2022, respectively.
Stock appreciation rights
Through 2019, the Company granted SARs annually on a discretionary basis to key employees. These SARs had an exercise price equal to the closing market price on the date of the grant and can be settled only in stock. All outstanding SARs are vested as of December 31, 2024. The weighted average remaining contractual life for both outstanding and exercisable SARs at December 31, 2024 was 4.2 years.
Noncash stock-based compensation expense associated with SARs totaled $0 for 2024 and 2023 and $40 for 2022. As of December 31, 2024, there is no unrecognized compensation cost remaining.
The activity related to the Company’s SARs for the year ended December 31, 2024 is as follows:

	Nonvested	Vested	Total	Weighted- average Exercise Price
Outstanding, December 31, 2023	—	729,515	729,515	$55.13
Vested	—	—	—	$—
Granted	—	—	—	$—
Exercised	—	(47,180)	(47,180)	$47.28
Forfeited/Expired	—	(18,931)	(18,931)	$57.41
Outstanding, December 31, 2024	—	663,404	663,404	$55.62
Exercisable, December 31, 2024	—	663,404	663,404	$55.62

The aggregate intrinsic value of SARS exercised during 2024, 2023, and 2022 was $74, $158, and $582, respectively. The aggregate intrinsic value for both outstanding and exercisable SARs was $376 at December 31, 2024 using the fair market value of the Company’s stock on that date of $48.85 per share.

F-33 FORM 10-K SONOCO 2024 ANNUAL REPORT

15. Employee benefit plans
Retirement plans and retiree health and life insurance plans
The Company provides non-contributory defined benefit pension plans for certain of its employees in the United States, Mexico, Belgium, Germany, France, and Turkey. The Company also sponsors contributory defined benefit pension plans covering certain of its employees in the United Kingdom, Canada and the Netherlands, and provides postretirement healthcare and life insurance benefits to a limited number of its retirees and their dependents in the United States and Canada, based on certain age and/or service eligibility requirements. For further information regarding the Eviosys pension plan that was acquired in 2024, see the Eviosys acquisition section below.
The components of net periodic benefit cost/(income) include the following:

	2024	2023	2022
Retirement Plans
Service cost	$3,456	$2,878	$3,266
Interest cost	19,097	18,101	10,562
Expected return on plan assets	(11,133)	(9,451)	(10,302)
Amortization of prior service cost	864	926	913
Amortization of net actuarial loss	4,472	4,300	6,240
Effect of settlement loss	530	1,010	479
Effect of curtailment loss	—	—	43
Net periodic benefit cost	$17,286	$17,764	$11,201
Retiree Health and Life Insurance Plans
Service cost	$178	$230	$320
Interest cost	919	507	258
Expected return on plan assets	(392)	(313)	(439)
Amortization of prior service credit	385	—	—
Amortization of net actuarial gain	(899)	(768)	(681)
Net periodic benefit cost/(income)	$191	$(344)	$(542)
The following tables set forth the Plans’ obligations and assets at December 31:

	Retirement Plans		Retiree Health and Life Insurance Plans
	2024	2023	2024	2023
Change in Benefit Obligation
Benefit obligation at January 1	$413,340	$352,767	$22,571	$11,244
Service cost	3,456	2,878	178	230
Interest cost	19,097	18,101	919	507
Plan participant contributions	31	60	—	—
Plan amendments	615	306	—	11,637
Actuarial (gain)/loss	(18,935)	15,663	(2,389)	(266)
Benefits paid	(28,263)	(26,703)	(1,418)	(788)
Impact of foreign exchange rates	(8,926)	8,707	(29)	7
Effect of settlements	(2,218)	(2,373)	—	—
Effect of curtailments	—	—	—	—
Acquisitions	74,078	43,934	—	—
Benefit obligation at December 31	$452,275	$413,340	$19,832	$22,571
F-34 FORM 10-K SONOCO 2024 ANNUAL REPORT

F-35 FORM 10-K SONOCO 2024 ANNUAL REPORT

	Retirement Plans		Retiree Health and Life Insurance Plans
	2024	2023	2024	2023
Change in Plan Assets
Fair value of plan assets at January 1	$295,587	$253,125	$13,213	$12,750
Actual return on plan assets	(5,203)	15,968	535	553
Company contributions	18,798	13,908	835	754
Plan participant contributions	77	60	—	—
Benefits paid	(28,263)	(26,703)	(1,360)	(788)
Impact of foreign exchange rates	(7,200)	10,388	—	—
Effect of settlements	(2,218)	(2,373)	—	—
Expenses paid	(1,976)	(1,108)	(48)	(56)
Acquisitions	21,223	32,322	—	—
Fair value of plan assets at December 31	$290,825	$295,587	$13,175	$13,213
Funded status of the Plans	$(161,450)	$(117,753)	$(6,657)	$(9,358)

	Retirement Plans		Retiree Health and Life Insurance Plans
	2024	2023	2024	2023
Total Recognized Amounts in the Consolidated Balance Sheets
Noncurrent assets	$24,919	$26,599	$—	$—
Current liabilities	(11,382)	(9,797)	(817)	(1801)
Noncurrent liabilities	(174,987)	(134,555)	(5,840)	(7,557)
Net (liability)	$(161,450)	$(117,753)	$(6,657)	$(9,358)
Items not yet recognized as a pre-tax component of net periodic benefit cost that are included in Accumulated Other Comprehensive Loss as of December 31, 2024 and 2023, are as follows:

	Retirement Plans		Retiree Health and Life Insurance Plans
	2024	2023	2024	2023
Net actuarial loss/(gain)	$109,718	$114,957	$(7,706)	$(6,120)
Prior service cost	5,020	5,557	11,251	11,637
	$114,738	$120,514	$3,545	$5,517
The pre-tax amounts recognized in Other Comprehensive Loss/(Income) include the following:

	Retirement Plans			Retiree Health and Life Insurance Plans
	2024	2023	2022	2024	2023	2022
Adjustments arising during the period:
Net actuarial (gain)/loss	$(238)	$10,709	$4,839	$(2,485)	$(451)	$(761)
Prior service cost	327	430	678	—	11,637	—
Net settlements/curtailments	(530)	(1,010)	(522)	—	—	—
Amortization recognized during the period:
Net actuarial (loss)/gain	(4,472)	(4,300)	(6,240)	899	768	681
Prior service cost	(864)	(926)	(913)	(385)	—	—
Total recognized in other comprehensive (income)/loss	$(5,777)	$4,903	$(2,158)	$(1,971)	$11,954	$(80)
Total recognized in net periodic benefit cost and other comprehensive loss/(income)	$11,509	$22,707	$9,081	$(1,780)	$11,610	$(622)
The accumulated benefit obligation (“ABO”) for all defined benefit plans was $440,126 and $404,648 at December 31, 2024 and 2023, respectively.
The projected benefit obligation (“PBO”), ABO and fair value of plan assets for pension plans with ABOs in excess of plan assets were, $279,472, $270,720 and $94,384, respectively, as of December 31, 2024, and $229,397, $224,045 and $84,929, respectively, as of December 31, 2023.
Eviosys acquisition
On December 4, 2024, the Company completed the acquisition of Eviosys, which included the assumption of several defined benefit plans (the “Eviosys Plans”), including non-contributory defined benefit pension plans for certain of its employees, primarily in Germany, France, Italy, Switzerland, Spain, and Ireland. The Company determined the acquisition-date fair values of the PBO and plan assets of the Eviosys Plans to be $74,051 and $21,223, respectively, resulting in a long-term and short-term unfunded pension obligations of $51,849 and $979, respectively. The net periodic benefit costs for the Eviosys Plans were not material to Sonoco for the year ended December 31, 2024.
F-36 FORM 10-K SONOCO 2024 ANNUAL REPORT

RTS Packaging defined benefit plan
On September 8, 2023, the Company completed the acquisition of the remaining 65% ownership interest of the RTS Packaging joint venture, which included the assumption of the RTS Packaging Pension Plan (the “RTS Plan”). At the time of the acquisition, the RTS Plan had a PBO of $43,934 and plan assets of $32,322, resulting in long-term and short term unfunded pension obligations of $11,529 and $83, respectively. Since the formation of the original joint venture, the Company had recognized its 35% share of actuarial gains and losses related to the RTS Plan in “Accumulated other comprehensive loss.” Upon the acquisition of the remaining 65% interest in RTS Packaging, a pre-tax loss of $4,756 ($3,543 after tax) was reclassified out of “Accumulated other comprehensive loss” into earnings. The pre-tax loss is reflected in “Other (expenses)/ income, net” in the Company’s Consolidated Statements of Income for the year ended December 31, 2023.
Plan termination, settlements, changes and amendments
The Company amended its U.S. Retiree Health and Life Insurance Plan in 2023 to expand the eligibility requirements for certain non-union hourly employees. The amendment resulted in an increase in both the accumulated postretirement benefit obligation and prior service cost component of accumulated other comprehensive loss of $11,637. The service cost is being amortized over the average life expectancy of the plan participants beginning in 2024.
The Company recognized settlement charges totaling $530 and $1,010 in 2024 and 2023, respectively. Settlements in both years resulted from payments made to certain participants in the Company’s non-union Canadian pension plan who elected a lump sum distribution option upon retirement. Settlements in 2023 also included payments associated with the termination of a pension plan in Taiwan.
Projected benefit payments
The following table sets forth the Company’s projected benefit payments for the next ten years:

Year	Retirement Plans	Retiree Health and Life Insurance Plans
2025	$33,734	$1,642
2026	$34,132	$1,790
2027	$34,027	$1,709
2028	$35,391	$1,956
2029	$34,788	$1,829
2030-2034	$184,106	$8,773
Assumptions
The following tables set forth the major actuarial assumptions used in determining the benefit obligation and net periodic benefit cost:

Weighted-average assumptions used to determine benefit obligations at December 31	U.S. Retirement Plans	U.S. Retiree Health and Life Insurance Plans	Foreign Plans
Discount Rate
2024	5.52%	5.32%	6.52%
2023	4.84%	4.68%	4.79%
Rate of Compensation Increase
2024	—%	3.02%	3.59%
2023	—%	3.03%	3.11%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31	U.S. Retirement Plans	U.S. Retiree Health and Life Insurance Plans	Foreign Plans
Discount Rate
2024	4.84%	4.68%	4.79%
2023	5.01%	4.92%	4.97%
2022	2.77%	2.48%	2.22%
Expected Long-term Rate of Return
2024	3.08%	3.05%	4.36%
2023	2.48%	2.45%	4.70%
2022	3.27%	3.18%	3.00%
Rate of Compensation Increase
2024	—%	3.03%	3.11%
2023	—%	2.99%	3.29%
2022	—%	3.01%	3.21%
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
F-37 FORM 10-K SONOCO 2024 ANNUAL REPORT

historical performance. The assumed rate of compensation increase reflects historical experience and management’s expectations regarding future salary and incentive increases.
Medical trends
The U.S. Retiree Health and Life Insurance Plan makes up approximately 90% of the Retiree Health liability. Therefore, the following information relates to the U.S. plan only.

Healthcare Cost Trend Rate	Pre-age 65	Post-age 65
2024	6.17%	7.28%
2023	6.25%	7.25%
Ultimate Trend Rate	Pre-age 65	Post-age 65
2024	4.50%	4.50%
2023	4.50%	4.50%
Year at which the Rate Reaches the Ultimate Trend Rate	Pre-age 65	Post-age 65
2024	2035	2035
2023	2033	2033

Based on amendments to the U.S. plan approved in 1999, which became effective in 2003, cost increases borne by the Company are limited to the Urban CPI, as defined.
Retirement plan assets
The assets of the U.S., RTS Plan, U.K., and Canadian defined benefit plans comprise approximately 82% of the total postretirement benefit plan assets. Therefore, the following disclosures relate only to the assets of these plans.
The following table sets forth the weighted-average asset allocations of the Company’s retirement plans at 2024 and 2023, by asset category.

Asset Category		U.S.	RTS	U.K.	Canada
Equity securities	2024	19.5%	22.2%	21.0%	31.4%
	2023	22.2%	18.6%	20.0%	29.4%
Debt securities	2024	78.0%	77.8%	77.1%	68.6%
	2023	76.6%	81.2%	79.1%	70.6%
Cash and short-term investments	2024	2.5%	—%	1.9%	—%
	2023	1.2%	0.2%	.9%	—%
Total	2024	100.0%	100.0%	100.0%	100.0%
	2023	100.0%	100.0%	100.0%	100.0%
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
Canada defined benefit plan
The equity investments consist of direct ownership and funds and are diversified among Canadian and international stocks of primarily large capitalizations and short to intermediate duration corporate and government bonds. The current target allocation (midpoint) for the investment portfolio is 30% Equity Securities and 70% Debt Securities.
F-38 FORM 10-K SONOCO 2024 ANNUAL REPORT

Retiree health and life insurance plan assets
The following table sets forth the weighted-average asset allocations by asset category of the Company’s retiree health and life insurance plan.

Asset Category	2024	2023
Equity securities	—%	—%
Debt securities	100.0%	100.0%
Cash	—%	—%
Total	100.0%	100.0%
Contributions
Based on current actuarial estimates, the Company anticipates that contributions to its defined benefit plans will be approximately $21,900 in 2025. No assurances can be made about funding requirements beyond 2025, however, as they will depend largely on actual investment returns and future actuarial assumptions, legislative actions, and changes to the Company’s benefit offerings.
Sonoco Retirement and Savings Plan
The Sonoco Retirement and Savings Plan is a defined contribution retirement plan provided for certain of the Company’s U.S. employees. Through December 31, 2021, the plan was comprised of both an elective and non-elective component.
The elective component of the plan, which is designed to meet the requirements of section 401(k) of the Internal Revenue Code, allows participants to set aside a portion of their wages and salaries for retirement and encourages saving by matching a portion of their contributions with contributions from the Company. The plan provides for participant contributions of 1% to 100% of gross pay. Effective December 31, 2021, the Company’s 401(k) matching contribution was increased to 100% of the first 6% of pretax and/or Roth compensation contributed by the participant. Prior to this, the Company had matched 50% on the first 4% of such participant contributions. Participants are immediately fully vested in these matching contributions. The Company’s expenses related to the plan for 2024, 2023, and 2022 were approximately $33,700, $30,684 and $29,347, respectively.
The non-elective component of the plan, the Sonoco Retirement Contribution (“SRC”), was eliminated effective December 31, 2021 and the benefit replaced by the higher 401(k) matching contribution discussed above. The final cash contribution to the SRC, totaling $21,948, was made in March 2022 for the preceding year.
Other plans
The Company also provides retirement and postretirement benefits to certain other non-U.S. employees through various Company-sponsored and local government sponsored defined contribution arrangements. For the most part, the liabilities related to these arrangements are funded in the period they arise. The Company’s expenses for these plans were not material for all years presented.
16. Income taxes
The provision for taxes on income for the years ended December 31 consists of the following:

	2024	2023	2022
Pretax income
Domestic	$(35,733)	$280,916	$257,189
Foreign	99,219	208,111	202,745
Total pretax income	$63,486	$489,027	$459,934
Current
Federal	$3,693	$54,319	$34,157
State	1,916	11,282	10,391
Foreign	57,034	63,617	61,228
Total current	$62,643	$129,218	$105,776
Deferred
Federal	$(34,828)	$(3,307)	$(1,884)
State	(9,837)	(1,646)	(3,563)
Foreign	(12,469)	(4,535)	(4,598)
Total deferred	$(57,134)	$(9,488)	$(10,045)
Total taxes	$5,509	$119,730	$95,731
F-39 FORM 10-K SONOCO 2024 ANNUAL REPORT

Deferred tax (liabilities)/assets are comprised of the following at December 31:

	2024	2023
Property, plant and equipment	$(266,278)	$(137,880)
Intangibles	(545,330)	(119,225)
Leases	(76,225)	(48,832)
Outside basis in Metal Packaging	(68,649)	(68,867)
Gross deferred tax liabilities	$(956,482)	$(374,804)
Retiree health benefits	$245	$513
Foreign loss carryforwards	79,314	62,250
U.S. Federal loss and credit carryforwards	34,082	39,131
Capital loss carryforwards	3,755	3,817
U.S. State loss and credit carryforwards	26,181	21,321
Capitalized research and development costs	103,043	87,743
Employee benefits	56,192	51,829
Leases	82,031	50,704
Accrued liabilities and other assets	71,370	58,699
Gross deferred tax assets	$456,213	$376,007
Valuation allowance on deferred tax assets	$(81,496)	$(70,661)
Total deferred taxes, net[1]	$(581,765)	$(69,458)
1 Total deferred taxes, net includes $(15,666) and $(6,228) reclassified to discontinued operations on the Consolidated Balance Sheets at December 31, 2024 and 2023, respectively. These amounts include valuation allowance on deferred tax assets of $(4,628) and $(4,395) at December 31, 2024 and 2023, respectively.
The Company has total federal net operating loss (“NOL”) carryforwards of approximately $63,615 remaining at December 31, 2024. These losses are limited based upon future taxable earnings of the Company and expire between 2033 and 2039. U.S. foreign tax credit carryforwards of approximately $20,722 exist at December 31, 2024 and expire in 2027. Foreign subsidiary loss carryforwards of approximately $339,125 remain at December 31, 2024. Their use is limited to future taxable earnings of the respective foreign subsidiaries or filing groups. Approximately $241,179 of these loss carryforwards do not have an expiration date. Of the remaining foreign subsidiary loss carryforwards, approximately $13,279 expire within the next five years and approximately $84,667 expire between 2030 and 2044. Foreign subsidiary capital loss carryforwards of approximately $15,010 exist at December 31, 2024 and do not have an expiration date. Their use is limited to future capital gains of the respective foreign subsidiaries.
Approximately $10,909 in tax value of state loss carryforwards and $22,232 of state credit carryforwards remain at December 31, 2024. These state loss and credit carryforwards are limited based upon future taxable earnings of the respective entities or filing group and expire between 2025 and 2045. State loss and credit carryforwards are reflected at their “tax” value, as opposed to the amount of expected gross deduction due to the vastly different apportionment and statutory tax rates applicable to the various entities and states in which the Company files.
A reconciliation of the U.S. federal statutory tax rate to the actual provision for/(benefit from) income taxes is as follows:

	2024		2023		2022
Statutory tax rate	$13,332	21.0%	$102,696	21.0%	$96,563	21.0%
State income taxes, net of federal tax benefit	(883)	(1.4)%	12,263	2.5%	10,204	2.2%
Valuation allowance	7,763	12.2%	4,486	0.9%	(10,477)	(2.3)%
Tax examinations including change in reserve for uncertain tax positions	(8,613)	(13.6)%	1,819	0.4%	296	0.1%
Adjustments to prior year deferred taxes	(9,129)	(14.4)%	(2,489)	(0.5)%	(2,110)	(0.5)%
Foreign earnings taxed at other than U.S. rates	12,271	19.3%	13,108	2.7%	14,613	3.2%
Divestiture of business	(2,954)	(4.7)%	464	0.1%	—	—%
Effect of tax rate changes	(1,552)	(2.4)%	387	0.1%	(2,151)	(0.5)%
Foreign withholding taxes	5,344	8.4%	4,591	0.9%	4,643	1.0%
Tax credits	(11,834)	(18.6)%	(18,848)	(3.9)%	(14,077)	(3.1)%
Global intangible low-taxed income (GILTI)	(5,604)	(8.8)%	4,853	1.0%	4,345	0.9%
Foreign-derived intangible income	(858)	(1.4)%	(1,106)	(0.2)%	(657)	(0.1)%
Foreign currency gain/(loss) on distributions of previously taxed income	642	1.0%	(2,614)	(0.5)%	(1,280)	(0.3)%
IRC Subpart F income	916	1.4%	119	—%	96	—%
Executive compensation limitation	2,569	4.0%	3,767	0.8%	1,420	0.3%
Capitalized acquisition costs	7,202	11.3%	104	—%	(412)	(0.1)%
Other, net	(3,103)	(4.9)%	(3,870)	(0.8)%	(5,285)	(1.1)%
Provision for income taxes	5,509	8.7%	119,730	24.5%	95,731	20.8%

F-40 FORM 10-K SONOCO 2024 ANNUAL REPORT

The change in “Tax examinations including change in reserve for uncertain tax positions” is shown net of associated deferred taxes and accrued interest. Included in the change are net increases in reserves for uncertain tax positions of approximately $3,405, $2,710 and $1,780 for uncertain items arising in 2024, 2023 and 2022, respectively, combined with adjustments related to prior year items, primarily decreases related to lapses of statutes of limitations in international, federal and state jurisdictions as well as overall changes in facts and judgment. These adjustments changed the reserve by a total of approximately $(13,229), $(891) and $(1,484) in 2024, 2023 and 2022, respectively.
In many of the countries in which the Company operates, earnings are taxed at rates different than in the United States. This difference is reflected in “Foreign earnings taxed at other than U.S. rates” along with other items, if any, that impacted taxes on foreign earnings in the periods presented.
The benefits included in “Adjustments to prior year deferred taxes” for each of the years presented consist primarily of adjustments to deferred tax assets and liabilities arising from changes in estimates. The adjustment to deferred tax assets and liabilities in 2024 was driven largely by post-acquisition entity restructuring.
Of the $11,834 of tax credits for 2024, $9,629 relates to research and development tax credits. The GILTI tax in 2024 of $(5,604) consists primarily of a prior year provision to return adjustment.
The expense included in “Valuation allowance” for 2024 includes $5,969 net recognized expense associated with the recording of valuation allowances on foreign NOLs which are not expected to be utilized. The benefits included in “Valuation allowance” for 2022 include a $13,182 net recognized benefit associated with the release of valuation allowance on foreign tax credits due to an increase in projected future foreign source income.
The Company maintains its assertion that its undistributed foreign earnings prior to the Eviosys acquisition are indefinitely reinvested and, accordingly, has not recorded any deferred income tax liabilities that would be due if those earnings were repatriated. However, the Company does not assert that certain current and future earnings of its Eviosys business are permanently reinvested. As of December 31, 2024, the undistributed foreign earnings total $1,071,766. While the majority of these earnings have already been taxed in the United States, a portion would be subject to foreign withholding and U.S. income taxes and credits if distributed. Computation of the deferred tax liability associated with unremitted earnings deemed to be indefinitely reinvested is not practicable at this time.
Reserve for uncertain tax positions
The following table sets forth the reconciliation of the gross amounts of unrecognized tax benefits at the beginning and ending of the periods indicated:

	2024	2023	2022
Gross Unrecognized Tax Benefits at January 1	$21,677	$18,621	$18,142
Increases in prior years’ unrecognized tax benefits	627	378	223
Decreases in prior years’ unrecognized tax benefits	(1,915)	(572)	(144)
Increases in current year’s unrecognized tax benefits	4,325	4,395	1,807
Decreases in unrecognized tax benefits from the lapse of statutes of limitations	(12,100)	(1,094)	(1,174)
Settlements	(476)	(51)	(233)
Gross Unrecognized Tax Benefits at December 31	$12,138	$21,677	$18,621
Of the unrecognized tax benefit balances at December 31, 2024 and December 31, 2023, $9,857 and $19,241, respectively, would have an impact on the effective tax rate if ultimately recognized.
Interest and/or penalties related to income taxes are reported as part of income tax expense. The Company had $1,667 and $1,773 accrued for interest related to uncertain tax positions at December 31, 2024 and December 31, 2023, respectively. Tax expense for the year ended December 31, 2024, includes net interest expense of $(105), which is comprised of an interest benefit of $2,149 related to the adjustment of prior years’ items and interest expense of $2,044 on unrecognized tax benefits. The amounts listed above for accrued interest and interest expense do not reflect the benefit of a federal tax deduction which would be available if the interest were ultimately paid.
The Company and/or its subsidiaries file federal, state and local income tax returns in the United States and various foreign jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before 2018.
The Company believes that it is reasonably possible that the amount reserved for uncertain tax positions at December 31, 2024 will increase by $493 over the next twelve months. This change includes the anticipated increase in reserves related to existing positions offset by settlements of issues currently under examination and the release of existing reserves due to the expiration of the statute of limitations. Although the Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental, management believes that any reasonably foreseeable outcomes related to these matters have been adequately provided for. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which earnings or deductions are realized may differ from current estimates. As a result, the effective tax rate may fluctuate significantly on a quarterly basis. The Company has operations in many countries outside of the United States and the taxes paid on those earnings are subject to varying rates. The Company is not dependent upon the favorable benefit of any one jurisdiction to an extent that loss of those benefits would have a material effect on the Company’s overall effective tax rate.
F-41 FORM 10-K SONOCO 2024 ANNUAL REPORT

17. Revenue recognition
The following tables set forth information about revenue disaggregated by primary geographic regions for the years ended December 31, 2024, 2023 and 2022. The tables also include a reconciliation of disaggregated revenue with reportable segments. The Company’s reportable segments are aligned by product nature as disclosed in Note 20.

Year Ended December 31, 2024	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary geographical markets:
United States	$1,785,857	$1,431,232	$352,717	$3,569,806
Europe	524,699	371,896	58,925	955,520
Canada	17,486	95,863	—	113,349
Asia Pacific	96,154	213,127	1,771	311,052
Other	107,656	237,370	10,612	355,638
Total	$2,531,852	$2,349,488	$424,025	$5,305,365

Year Ended December 31, 2023	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary geographical markets:
United States	$1,817,268	$1,389,492	$494,112	$3,700,872
Europe	431,189	389,261	64,936	885,386
Canada	16,076	100,095	—	116,171
Asia Pacific	94,136	233,446	1,812	329,394
Other	112,379	261,819	35,405	409,603
Total	$2,471,048	$2,374,113	$596,265	$5,441,426

Year Ended December 31, 2022	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary geographical markets:
United States	$1,936,847	$1,611,390	$503,526	$4,051,763
Europe	421,276	434,076	68,949	924,301
Canada	18,372	109,997	—	128,369
Asia Pacific	91,151	275,395	1,158	367,704
Other	96,358	253,705	37,127	387,190
Total	$2,564,004	$2,684,563	$610,760	$5,859,327

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
The following table sets forth information about contract assets and liabilities from contracts with customers. The balances of the contract assets and liabilities are located in “Other receivables” and “Accrued expenses and other”, respectively, in the Consolidated Balance Sheets.

	December 31, 2024	December 31, 2023
Contract Assets	$67,062	$14,754
Contract Liabilities	$(60,024)	$(15,252)

F-42 FORM 10-K SONOCO 2024 ANNUAL REPORT

Significant changes in the contract assets and liabilities balances during the twelve months ended December 31, 2024 and 2023 were as follows:

	December 31, 2024		December 31, 2023
	Contract Asset	Contract Liability	Contract Asset	Contract Liability
Beginning balance	$14,754	$(15,252)	$18,037	$(12,588)
Acquired as part of a business combination	62,439	(47,478)	—	(1,436)
Revenue deferred or rebates accrued	—	(25,736)	—	(25,094)
Recognized as revenue	—	2,341	—	1,936
Rebates paid to customers	—	26,101	—	21,930
Increases due to rights to consideration for customer specific goods produced, but not billed during the period	67,062	—	14,754	—
Transferred to receivables from contract assets recognized at the beginning of the period and acquired as part of business combination	(77,193)	—	(18,037)	—
Ending balance	$67,062	$(60,024)	$14,754	$(15,252)

18. Commitments and contingencies
In accordance with the requirements of ASC 450, “Contingencies,” the Company records accruals for estimated losses at the time information becomes available indicating that losses are probable and that the amounts are reasonably estimable. As is the case with other companies in similar industries, the Company faces exposure from actual or potential claims and legal proceedings from a variety of sources. Some of these exposures, as discussed below, have the potential to be material.
Environmental matters
The Company is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates.
Spartanburg
In connection with its acquisition of Tegrant in November 2011, the Company identified potential environmental contamination at a site in Spartanburg, South Carolina. Since the acquisition, the Company has spent a total of $2,304 on remediation of the Spartanburg site. At December 31, 2024 and 2023, the Company’s accrual for environmental contingencies related to the Spartanburg site totaled $5,096 and $5,259, respectively. The Spartanburg site and related environmental liabilities are part of the pending sale of TFP to Toppan. Accordingly, these accruals are reflected in “Current liabilities of discontinued operations” on the Company’s Consolidated Balance Sheets.
The Company cannot currently estimate its potential liability, damages or range of potential loss, if any, beyond the amounts accrued with respect to this exposure. However, the Company does not believe that the resolution of this matter has a reasonable possibility of having a material adverse effect on the Company’s financial statements.
Other environmental matters
The Company has been named as a potentially responsible party at several other environmentally contaminated sites. All of the sites are also the responsibility of other parties. The potential remediation liabilities are shared with such other parties, and, in most cases, the Company’s share, if any, cannot be reasonably estimated at the current time. However, the Company does not believe that the resolution of these matters has a reasonable possibility of having a material adverse effect on the Company’s financial statements. At December 31, 2024 and 2023, the Company’s accrual for these other sites totaled $1,933 and $1,992, respectively, and are included in “Accrued expenses and other” on the Company’s Consolidated Balance Sheets.
Commitments
As of December 31, 2024, the Company had long-term obligations to purchase electricity and steam, which it uses in its production processes, as well as long-term purchase commitments for raw materials. These purchase commitments require the Company to make total payments of approximately $82,554, as follows: $20,472 in 2025; $21,389 in 2026; $20,217 in 2027; $20,476 in 2028, and a total of $0 from 2029 through 2033.

19. Shareholders’ equity and earnings per share
Share repurchases
On April 20, 2021, the Board authorized the repurchase of the Company’s common stock in an aggregate amount of up to $350,000. No shares were purchased under this authorization during 2024 or 2023. A total of $137,972 remained available for share repurchases under this authorization as of December 31, 2024 and December 31, 2023.
The Company occasionally repurchases shares of its common stock to satisfy employee tax withholding obligations in association with the exercise of RSUs, PCSUs, and SARs. These repurchases, which are not part of a publicly announced plan or program, totaled 164,402 shares during 2024, 175,665 shares during 2023, and 79,347 shares during 2022, at a cost of $9,246, $10,617 and $4,547, respectively.

F-43 FORM 10-K SONOCO 2024 ANNUAL REPORT

Earnings per share
The following table sets forth the computation of basic and diluted earnings/(loss) per share (in thousands, except per share data):

	2024	2023	2022
Numerator:
Net income from continuing operations	$67,565	$379,644	$378,410
Net loss/(income) from continuing operations attributable to noncontrolling interests	180	(768)	(284)
Net income from continuing operations attributable to Sonoco	67,745	378,876	378,126

Net income attributable to Sonoco	$163,949	$474,959	$466,437

Denominator:
Weighted average common shares outstanding	98,637	98,294	97,991
Dilutive effect of share-based compensation	653	596	741
Diluted outstanding shares	99,290	98,890	98,732

Per common share:
Basic earnings per common share:
Net income from continuing operations	$0.69	$3.85	$3.86
Net income attributable to Sonoco	$1.66	$4.83	$4.76
Diluted earnings per common share:
Net income from continuing operations	$0.68	$3.83	$3.83
Net income attributable to Sonoco	$1.65	$4.80	$4.72

Cash dividends	$2.07	$2.02	$1.92
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
The average number of shares that were not dilutive and therefore not included in the computation of diluted income per share was as follows for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Anti-dilutive stock appreciation rights	408	352	373
These SARs may become dilutive in future periods if the market price of the Company’s common stock appreciates.
Noncontrolling interests
On December 4, 2024, the Company completed the acquisition of Eviosys. The acquisition included operations in the Ivory Coast and Morocco, which are owned 85.2% and 99.34%, respectively, by the Company. The Company fully consolidates these operations and reflects our partners’ ownership in noncontrolling interests on the Company’s Consolidated Balance Sheet as of December 31, 2024. The total amount of noncontrolling interests acquired was $9,533.
In November 2024, the Company completed the sale of two production facilities in China, both of which were part of the Company’s Industrial Paper Packaging segment. In addition, a production facility that was less than 100% owned by the Company was divested as a part of the sale and the disposition of the noncontrolling interest of $2,043 is reflected in the Company’s total loss on the divestiture. This loss is reported in “(Loss)/Gain on divestiture of business and other assets” in the Company’s Consolidated Statements of Income for the year ended December 31, 2024. See Note 4 for additional information.
On March 31, 2022, the Company paid $14,474 in cash to acquire the remaining 33% ownership interest in Graffo Paranaense de Embalagens S/A (“Graffo”). The transaction resulted in a $6,116 reduction in noncontrolling interest, a $7,080 charge to capital in excess of stated value, and a $1,278 reduction to accrued expenses and other on the Company’s Consolidated Balance Sheet. Graffo is part of the Company’s Thermoformed and Flexibles Packaging business and is included in the pending sale of TFP to Toppan. See Notes 1 and 2 for additional information.

F-44 FORM 10-K SONOCO 2024 ANNUAL REPORT

20. Segment reporting
The Company operates under two reportable segments, Consumer Packaging and Industrial Paper Packaging, with all remaining businesses reported as All Other.
The products produced and sold within the Consumer Packaging segment are generally used to package a variety of consumer products and consist primarily of round and shaped rigid paper, steel and plastic containers; and metal and peelable membrane ends, closures, and components.
The primary products produced and sold within the Industrial Paper Packaging segment include paperboard tubes, cones, and cores; paper-based protective packaging; and uncoated recycled paperboard. Effective January 1, 2024, the Company began conducting its recycling operations, part of the Industrial Paper Packaging segment, as a procurement function. As a result, no recycling net sales were recorded and the margin from the Company’s recycling operations reduced “Cost of sales” for the year ended December 31, 2024.
The primary products produced within the All Other group of businesses consist of a variety of packaging materials, including plastic, paper, foam, and various other specialty materials.
The Company’s chief operating decision maker (“CODM”) is the chief executive officer. The CODM assesses segment performance and allocates resources to each segment by using each segment’s operating profit. The chief operating decision maker uses operating profit for each segment in the annual budgeting and forecasting process as well as reviewing segment operating profit quarterly when making decisions about allocating capital and operating resources to segments. Disaggregated assets by segment are not disclosed since segment assets are not regularly provided to the CODM.
Segment operating profit viewed by the Company to evaluate segment performance does not include the following: restructuring/asset impairment charges; amortization of acquisition intangibles; gains/losses from the sale of businesses or other assets; acquisition, integration and divestiture-related costs; changes in LIFO inventory reserves; derivative gains/losses; or certain other items, if any, the exclusion of which the Company’s management believes improves the comparability and analysis of the ongoing operating performance of the business. All other general corporate expenses have been allocated as operating costs to each of the Company’s reportable segments and the All Other group of businesses, except for costs related to discontinued operations.
Segment financial information
The following table sets forth financial information about each of the Company’s reportable segments:

Year Ended December 31, 2024	Consumer Packaging	Industrial Paper Packaging	Total Reportable Segments
Sales from external customers	$2,531,852	$2,349,488	$4,881,340
Intersegment sales (1)	8,022	111,682	119,704
	$2,539,874	$2,461,170	$5,001,044
Reconciliation of sales
Other sales (2)			431,107
Elimination of intersegment sales			(126,786)
Total consolidated sales			$5,305,365
Less: (3)
Cost of sales (4)	$(2,041,078)	$(1,818,324)
Other segment items (5)	(203,964)	(371,192)
Segment operating profit	$294,832	$271,654	$566,486

Other segment disclosures:
Equity in earnings of affiliates, net of tax	$365	$9,223
Depreciation, depletion and amortization (6)	$109,355	$116,149

(1)	Intersegment sales are recorded at a market-related transfer price.
(2)	Sales from businesses below the quantitative threshold are attributable to the group of businesses within All Other.
(3)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(4)
Cost of sales of reportable segments excludes certain costs, primarily changes in LIFO inventory reserves, net gains or losses from derivatives, and acquisition, integration and divestiture-related costs.

(5)	Other segment items consists of:
Consumer Packaging: Labor and benefits, consulting and professional services, travel, communication, facilities and supplies.
Industrial Paper Packaging: Labor and benefits, consulting and professional services, travel, communication, facilities and supplies.

(6)	Represents significant segment expenses that are regularly provided to the CODM and are included in cost of sales and other segment items within segment operating profit.

F-45 FORM 10-K SONOCO 2024 ANNUAL REPORT

Year Ended December 31, 2023	Consumer Packaging	Industrial Paper Packaging	Total Reportable Segments
Sales from external customers	$2,471,048	$2,374,113	$4,845,161
Intersegment sales (1)	5,171	101,822	106,993
	$2,476,219	$2,475,935	$4,952,154
Reconciliation of sales
Other sales (2)			604,442
Elimination of intersegment sales			(115,170)
Total consolidated sales			$5,441,426
Less: (3)
Cost of sales (4)	$(1,999,514)	$(1,809,803)
Other segment items (5)	(190,943)	(348,215)
Segment operating profit	$285,762	$317,917	$603,679

Other segment disclosures:
Equity in earnings of affiliates, net of tax	$564	$9,783
Depreciation, depletion and amortization (6)	$95,340	$104,723

(1)	Intersegment sales are recorded at a market-related transfer price.
(2)	Sales from businesses below the quantitative threshold are attributable to the group of businesses within All Other.
(3)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(4)
Cost of sales of reportable segments excludes certain costs, primarily changes in LIFO inventory reserves, net gains or losses from derivatives, and acquisition, integration and divestiture-related costs.

(5)	Other segment items consists of:
Consumer Packaging: Labor and benefits, consulting and professional services, travel, communication, facilities and supplies.
Industrial Paper Packaging: Labor and benefits, consulting and professional services, travel, communication, facilities and supplies.

(6)	Represents significant segment expenses that are regularly provided to the CODM and are included in cost of sales and other segment items within segment operating profit.

Year Ended December 31, 2022	Consumer Packaging	Industrial Paper Packaging	Total Reportable Segments
Sales from external customers	$2,564,004	$2,684,563	$5,248,567
Intersegment sales (1)	1,779	134,214	135,993
	$2,565,783	$2,818,777	$5,384,560
Reconciliation of sales
Other sales (2)			620,330
Elimination of intersegment sales			(145,563)
Total consolidated sales			$5,859,327
Less: (3)
Cost of sales (4)	$(1,981,621)	$(2,109,080)
Other segment items (5)	(142,006)	(381,838)
Segment operating profit	$442,156	$327,859	$770,015

Other segment disclosures:
Equity in earnings of affiliates, net of tax	$485	$13,722
Depreciation, depletion and amortization (6)	$84,049	$91,944

(1)	Intersegment sales are recorded at a market-related transfer price.
(2)	Sales from businesses below the quantitative threshold are attributable to the group of businesses within All Other.
(3)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(4)
Cost of sales of reportable segments excludes certain costs, primarily changes in LIFO inventory reserves, net gains or losses from derivatives, and acquisition, integration and divestiture-related costs.

(5)	Other segment items consists of:
Consumer Packaging: Labor and benefits, consulting and professional services, travel, communication, facilities and supplies.
Industrial Paper Packaging: Labor and benefits, consulting and professional services, travel, communication, facilities and supplies.
(6)	Represents significant segment expenses that are regularly provided to the CODM and are included in cost of sales and other segment items within segment operating profit.
F-46 FORM 10-K SONOCO 2024 ANNUAL REPORT

Reconciliation of segment operating profit to income from continuing operations before income taxes:	2024	2023	2022
Segment operating profit	$566,486	$603,679	$770,015
Other operating profits(1)	53,278	85,148	58,240
Unallocated amounts:
Restructuring/Asset impairment charges	(65,370)	(47,909)	(52,385)
Amortization of acquisition intangibles	(78,595)	(67,323)	(60,263)
(Loss)/Gain from divestiture of business and other assets	(23,452)	78,929	—
Acquisition, integration and divestiture-related costs	(91,600)	(24,624)	(70,210)
Changes in LIFO inventory reserves	6,263	11,817	(28,445)
Derivative gains/(losses)	7,225	1,912	(8,767)
Other corporate costs(2)	(46,675)	(42,254)	(45,210)
Other operating income/(charges), net(3)	(982)	(10,326)	380
Other (expenses)/income, net	(104,200)	39,657	—
Non-operating pension costs	(13,842)	(14,312)	(7,073)
Interest expense	(172,620)	(135,393)	(100,875)
Interest income	27,570	10,026	4,527
Income from continuing operations before income taxes	$63,486	$489,027	$459,934

(1)	Operating profit from segments below the quantitative threshold are attributable to the group of businesses within All Other.
(2)	Other corporate costs represent recurring operating expenses previously allocated to TFP that will remain with Sonoco subsequent to the divestiture.
(3)	Primarily consists of insurance gains offset by consulting fees in 2024 and losses related to highly inflationary accounting in Turkey and consulting fees, partially offset by insurance gains, in 2023.

Reconciliation of other segment disclosures to consolidated totals:	2024	2023	2022
Equity in earnings of affiliates, net of tax
Consumer Packaging	$365	$564	$485
Industrial Paper Packaging	9,223	9,783	13,722
Reportable Segment Total	9,588	10,347	14,207
Adjustments	—	—	—
Consolidated Total	$9,588	$10,347	$14,207

Depreciation, depletion and amortization
Consumer Packaging	$109,355	$95,340	$84,049
Industrial Paper Packaging	116,149	104,723	91,944
Reportable Segment Total	225,504	200,063	175,993
Other	90,557	81,966	74,540
Consolidated Total	$316,061	$282,029	$250,533

(1)	Other represents depreciation, depletion and amortization expense for the All Other group of businesses and total amortization of acquisition intangibles for Sonoco, excluding discontinued operations.
F-47 FORM 10-K SONOCO 2024 ANNUAL REPORT

Geographic regions
Sales to unaffiliated customers and long-lived assets by geographic region are as follows:

	2024	2023	2022
Sales to Unaffiliated Customers
United States	$3,569,806	$3,700,872	$4,051,763
Europe	955,520	885,386	924,301
Canada	113,349	116,171	128,369
Asia Pacific	311,052	329,394	367,704
Other	355,638	409,603	387,190
Total	$5,305,365	$5,441,426	$5,859,327
Long-lived Assets
United States	$2,695,885	$2,779,178	$2,511,809
Europe	4,690,098	617,949	572,824
Canada	35,750	39,842	24,257
Asia Pacific	176,547	157,235	155,959
Other	300,623	149,530	75,583
Total	$7,898,903	$3,743,734	$3,340,432
Sales are attributed to countries/regions based upon the plant location from which products are shipped. Long-lived assets are comprised of property, plant and equipment, goodwill, other intangible assets, and investments in affiliates (see Notes 1, 7 and 9).
21. Accumulated other comprehensive loss
The following table summarizes the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss, net of tax as applicable, for the years ended December 31, 2024 and 2023:

	Foreign Currency Items	Defined Benefit Pension Items	Gains and Losses on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at December 31, 2022	$(338,316)	$(90,973)	$(794)	$(430,083)
Other comprehensive income/(loss) before reclassifications	68,705	(16,305)	6,622	59,022
Amounts reclassified from accumulated other comprehensive loss to net income	2,033	7,651	(5,177)	4,507
Amounts reclassified from accumulated other comprehensive loss to fixed assets	—	—	292	292
Other comprehensive income/(loss)	70,738	(8,654)	1,737	63,821
Balance at December 31, 2023	$(267,578)	$(99,627)	$943	$(366,262)
Other comprehensive (loss)/income before reclassifications	(146,856)	4,636	(3,213)	(145,433)
Amounts reclassified from accumulated other comprehensive loss to net income	3,503	4,378	1,080	8,961
Other comprehensive (loss)/income	(143,353)	9,014	(2,133)	(136,472)
Balance at December 31, 2024	$(410,931)	$(90,613)	$(1,190)	$(502,734)

F-48 FORM 10-K SONOCO 2024 ANNUAL REPORT

The following table summarizes the amounts reclassified from accumulated other comprehensive loss and the affected line items in the consolidated statements of net income for the years ended December 31, 2024 and 2023:

Amount Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	Year Ended December 31, 2024	Year Ended December 31, 2023	Affected Line Item in the Consolidated Statements of Net Income
Foreign currency items
Loss on Protexic and China divestitures	$(3,503)	$—	(Loss)/Gain on divestiture of business and other assets
Loss on RTS Packaging investment (see Note 4)	—	(2,033)	Other (expenses)/income, net
	(3,503)	(2,033)	Net income
Defined benefit pension items (see Note 15)
Pension-related loss upon purchase of remaining interest in RTS Packaging joint venture	—	(4,756)	Other (expenses)/income, net
Effect of settlement loss	(530)	(1,010)	Non-operating pension costs
Amortization of defined benefit pension items	(4,822)	(4,458)	Non-operating pension costs
	(5,352)	(10,224)	Income from continuing operations before income taxes
	974	2,573	Provision for income taxes
	(4,378)	(7,651)	Net income
Gains and losses on cash flow hedges (see Note 12)
Foreign exchange contracts	(1,174)	10,860	Net Sales
Foreign exchange contracts	(253)	(3,728)	Cost of sales
Commodity contracts	(28)	(32)	Cost of sales
	(1,455)	7,100	Income from continuing operations before income taxes
	375	(1,923)	Provision for income taxes
	(1,080)	5,177	Net income
Amounts reclassified to net income from accumulated other comprehensive loss	$(8,961)	$(4,507)	Net income

The following table summarizes the tax expense/(benefit) for the components of other comprehensive income/(loss):

	For the year ended December 31, 2024			For the year ended December 31, 2023
	Before Tax Amount	Tax	After Tax Amount	Before Tax Amount	Tax	After Tax Amount
Foreign currency items:
Other comprehensive (loss)/income before reclassifications	$(140,210)	$(6,646)	$(146,856)	$67,411	$1,294	$68,705
Amounts reclassified from accumulated other comprehensive loss to net income	3,503	—	3,503	2,033	—	2,033
Net other comprehensive (loss)/income from foreign currency items	(136,707)	(6,646)	(143,353)	69,444	1,294	70,738
Defined benefit pension items:
Other comprehensive income/(loss) before reclassifications	2,395	2,241	4,636	(21,815)	5,510	(16,305)
Amounts reclassified from accumulated other comprehensive income/(loss) to net income	5,352	(974)	4,378	10,224	(2,573)	7,651
Net other comprehensive income/(loss) from defined benefit pension items	7,747	1,267	9,014	(11,591)	2,937	(8,654)
Cash flow hedges:
Other comprehensive (loss)/income before reclassifications	(4,329)	1,116	(3,213)	9,081	(2,459)	6,622
Amounts reclassified from accumulated other comprehensive income/(loss) to net income	1,455	(375)	1,080	(7,100)	1,923	(5,177)
Amounts reclassified from accumulated other comprehensive loss to fixed assets	—	—	—	401	(109)	292
Net other comprehensive (loss)/income from cash flow hedges	(2,874)	741	(2,133)	2,382	(645)	1,737
Other comprehensive (loss)/income	$(131,834)	$(4,638)	$(136,472)	$60,235	$3,586	$63,821

F-49 FORM 10-K SONOCO 2024 ANNUAL REPORT

22. Selected quarterly financial data
The following table sets forth selected quarterly financial data of the Company for the years ended December 31, 2024 and December 31, 2023:

(unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2024
Net sales	$1,308,636	$1,278,801	$1,354,652	$1,363,276
Gross profit	271,217	285,295	299,748	282,973
Net income/(loss) from continuing operations	35,512	57,410	31,392	(56,749)
Net income from discontinued operations	29,761	33,541	19,817	13,256
Net income/(loss) attributable to Sonoco	65,177	90,811	50,921	(42,960)
Weighted average common shares outstanding:
Basic	98,498	98,671	98,683	98,700
Diluted	99,159	99,241	99,267	98,700
Per common share:
Basic Earnings/(Loss) Per Common Share:
Continuing operations	$0.36	$0.58	$0.32	$(0.57)
Discontinued operations	0.30	0.34	0.20	0.13
Basic earnings/(loss) per share attributable to Sonoco	$0.66	$0.92	$0.52	$(0.44)
Diluted Earnings/(Loss) Per Common Share:
Continuing operations	$0.36	$0.58	$0.31	$(0.57)
Discontinued operations	0.30	0.34	0.20	0.13
Diluted earnings/(loss) per share attributable to Sonoco	$0.66	$0.92	$0.51	$(0.44)

Cash dividends	$0.51	$0.52	$0.52	$0.52
2023
Net sales	$1,386,972	$1,337,589	$1,381,130	$1,335,735
Gross profit	314,796	291,946	307,848	287,979
Net income from continuing operations	121,954	84,638	111,946	61,106
Net income from discontinued operations	26,310	30,111	19,112	20,724
Net income attributable to Sonoco	148,319	114,649	130,749	81,242
Weighted average common shares outstanding:
Basic	98,167	98,325	98,337	98,349
Diluted	98,615	98,872	98,912	99,164
Per common share:
Basic Earnings Per Common Share:
Continuing operations	$1.24	$0.86	$1.14	$0.61
Discontinued operations	0.27	0.31	0.19	0.21
Basic earnings per share attributable to Sonoco	$1.51	$1.17	$1.33	$0.82
Diluted Earnings Per Common Share:
Continuing operations	$1.23	$0.86	$1.13	$0.61
Discontinued operations	0.27	0.30	0.19	0.21
Diluted earnings per share attributable to Sonoco	$1.50	$1.16	$1.32	$0.82

Cash dividends	$0.49	$0.51	$0.51	$0.51

50 FORM 10-K SONOCO 2024 ANNUAL REPORT

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information disclosed in the reports that we file or submit is recorded, processed, summarized and reported within the relevant time periods specified in SEC rules and forms. For this purpose, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information that is required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and CFO concluded that such controls and procedures, as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K, were effective at a reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, the end of the period covered by this report based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2024. In conducting management’s evaluation as described above, Eviosys, which was acquired in a business combination on December 4, 2024, was excluded. The operations of Eviosys represented approximately 1.7% of the Company’s consolidated revenues and approximately 17.9% of total assets as of December 31, 2024.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2024 as stated in their report, which appears at the beginning of Item 8 of this Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting occurring during the three-month period ended December 31, 2024, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
46 FORM 10-K SONOCO 2024 ANNUAL REPORT

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information set forth in the Company’s definitive Proxy Statement for the annual meeting of shareholders to be held on April 16, 2025, to be filed with the SEC within 120 days after December 31, 2024 (the "Proxy Statement"), under the captions “Proposal 1: Election of Directors,” and “Delinquent Section 16(a) Reports,” is incorporated herein by reference. Information about executive officers of the Company is set forth in Item 1 of this Annual Report on Form 10-K under the caption “Information About our Executive Officers.”
Code of Ethics – The Company has adopted a code of ethics (as defined in Item 406 of Regulation S-K) that applies to its principal executive officer, principal financial officer, principal accounting officer, and other senior executive and senior financial officers. This code of ethics is available through the Company’s website under “Investors—Governance—Governance Documents”, and a copy will be provided without charge upon written request. Requests should be directed to the Corporate Secretary, Sonoco Products Company, 1 North Second Street, Hartsville, SC 29550 USA or through email to CorporateSecretary@sonoco.com. Any waivers or amendments to the provisions of this code of ethics will be posted to the same section of the Company’s website within four business days after the waiver or amendment.
Insider Trading Policy – The Company has adopted an insider trading policy (as defined in Item 408 of Regulation S-K) that applies to all employees, including contractors and temporary workers, officers, directors, and their respective family members. We believe that this insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. Although this insider trading policy does not apply to the Company, it is the Company’s policy to comply with all applicable securities and state laws when engaging in transactions in its own securities. A copy of this insider trading policy is filed as Exhibit 19 to this
Annual Report on Form 10-K.
Audit Committee Members – The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The audit committee is comprised of the following members: Theresa J. Drew, Chairperson; Steven L. Boyd; Scott A. Clark, Richard G. Kyle; Blythe J. McGarvie; and Thomas E. Whiddon.
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
Item 11. Executive Compensation.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information set forth in the Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners,” and under the caption “Security Ownership of Management” is incorporated herein by reference.

Equity Compensation Plan Information
The following table sets forth aggregated information about all of the Company’s compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance as of December 31, 2024:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))[1] (c)
Equity compensation plans approved by security holders	2,415,779	$55.62	2,224,042
Equity compensation plans not approved by security holders	—	—	—
Total	2,415,779	$55.62	2,224,042

[1]
The Sonoco Products Company 2024 Omnibus Incentive Plan (the "2024 Plan") was adopted at the Company’s 2024 Annual Meeting of Shareholders. The maximum number of shares of common stock that may be issued under this plan was set at 2,900,000 shares. At December 31, 2024, a total of 2,224,042 shares remain available for future grant under the 2024 Plan.

The weighted-average exercise price of $55.62 relates to SARs, which account for 663,404 of the 2,415,779 of securities issuable upon exercise. The remaining 1,752,375 of securities relate to PCSUs, RSUs, and deferred compensation stock units that have no exercise price requirement.
47 FORM 10-K SONOCO 2024 ANNUAL REPORT

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information set forth in the Proxy Statement under the captions “Related Party Transactions” and “Corporate Governance – Director Independence Policies” is incorporated herein by reference. Each current member of the Audit, Corporate Governance and Nominating, and Executive Compensation Committees is independent as defined in the listing standards of the New York Stock Exchange.

Item 14. Principal Accountant Fees and Services.
The information set forth in the Proxy Statement under the caption “Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a)	1	Financial Statements – The following financial statements are provided under Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K:
		– Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
		– Consolidated Balance Sheets as of December 31, 2024 and 2023
		– Consolidated Statements of Income for the years ended December 31, 2024, 2023, and 2022
		– Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023, and 2022
		– Consolidated Statements of Changes in Total Equity for the years ended December 31, 2024, 2023, and 2022
		– Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022
		– Notes to Consolidated Financial Statements
	2	Financial Statement Schedules
		Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2024, 2023 and 2022.

Column A	Column B	Column C - Additions				Column D		Column E
Description	Balance at Beginning of Year	Charged to Costs and Expenses		Charged to Other		Deductions		Balance at End of Year
2024
Allowance for Doubtful Accounts	$18,868	$3,457		$(199)	1	$11,137	2	$10,989
LIFO Reserve	39,528	(6,263)	3	—		—		33,265
Valuation Allowance on Deferred Tax Assets	66,266	7,921		2,681	4	—	5	76,868
2023
Allowance for Doubtful Accounts	$14,280	$6,479		$160	1	$2,051	2	$18,868
LIFO Reserve	51,342	(11,814)	3	—		—		39,528
Valuation Allowance on Deferred Tax Assets	79,427	4,432		(17,593)	4	—	5	66,266
2022
Allowance for Doubtful Accounts	$16,445	$(297)		$(93)	1	$1,775	2	$14,280
LIFO Reserve	22,900	28,442	3	—		—		51,342
Valuation Allowance on Deferred Tax Assets	90,879	(10,636)		(892)	4	(76)	5	79,427

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
Item 16. Form 10-K Summary.
None.

Exhibit Index

2-1*
Equity Purchase Agreement, by and among Titan Holdings Coöperatief U.A., Titan Holdings I B.V. and Sonoco Products Company, dated June 22, 2024 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed August 23, 2024)

2-2*
Share and Asset Purchase Agreement, dated as of December 18, 2024, by and between Sonoco Products Company and TOPPAN Holdings Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed December 18, 2024)

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

4-7**
Seventh Supplemental Indenture, dated as of September 19, 2024, between Sonoco Products Company and Regions Bank, as Trustee, including Forms of 4.450% Notes due 2026, 4.600% Notes due 2029 and 5.000% Notes due 2034 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed September 19, 2024)

10-1***	Sonoco Retirement and Savings Plan, amended and restated as of January 1, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-K, filed February 28, 2022)
10-2***	Sonoco Products Company 2008 Long-term Incentive Plan (incorporated by reference to Exhibit 1 to the Company’s Proxy Statement for the Annual Meeting of Shareholders on April 16, 2008)
10-3***	Sonoco Products Company 2012 Long-term Incentive Plan (incorporated by reference to Exhibit 1 to the Company’s Proxy Statement for the Annual Meeting of Shareholders on April 18, 2012)
10-4***	Sonoco Products Company 2014 Long-term Incentive Plan (incorporated by reference to Exhibit 1 to the Company’s Proxy Statement for the Annual Meeting of Shareholders on April 16, 2014)
10-5***
Deferred Compensation Plan for Key Employees of Sonoco Products Company (a.k.a. Deferred Compensation Plan for Corporate Officers of Sonoco Products Company), as amended (incorporated by reference to Exhibit 10-1 to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-6***
Deferred Compensation Plan for Outside Directors of Sonoco Products Company, as amended (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-7***
Sonoco Products Company Amended and Restated Trust Agreement for Executives, as of October 15, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-8***
Sonoco Products Company Amended and Restated Directors Deferral Trust Agreement, as of October 15, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended September 28, 2008)

10-9***
Omnibus Benefit Restoration Plan of Sonoco Products Company, amended and restated as of January 1, 2022 (incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-K, filed February 28, 2022)

10-10***
Description of Stock Appreciation Rights, Restricted Stock Units and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 8, 2017 (incorporated by reference to Registrant’s Form 8-K filed February 14, 2017)

10-11***
Description of Stock Appreciation Rights, Restricted Stock Units and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 14, 2018 (incorporated by reference to Registrant's Form 8-K filed February 20, 2018)

10-12***
Description of Stock Appreciation Rights, Restricted Stock Units and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 13, 2019 (incorporated by reference to Registrant's Form 8-K filed February 19, 2019)

10-13***
Description of Restricted Stock Units and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 11, 2020 (incorporated by reference to the Registrant's Form 8-K filed February 18, 2020)

10-14***
Description of Restricted Stock Units and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 5, 2021 (incorporated by reference to the Registrant's Form 8-K filed February 11, 2021)

10-15***
Description of Restricted Stock Units and Performance Contingent Restricted Stock Units granted to executive officers of the Registrant on February 8, 2022 (incorporated by reference to the Registrant's Form 8-K filed February 11, 2022)

10-16***	Sonoco Products Company 2024 Omnibus Incentive Plan (incorporated by reference to Appendix 2 to the Company's Proxy Statement for the Annual Meeting of Shareholders on April 17, 2024)
10-17**
Credit Agreement, dated June 30, 2021, by and among the Company, Bank of America, N.A., and the other parties thereto (as amended) (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended July 4, 2021)

10-18**
Credit Agreement, dated as of August 7, 2023, among Sonoco Products Company, as Borrower, CoBank, ACB, as Administrative Agent, and the Lenders party hereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed August 10, 2023)

10-19***	Sonoco Products Company Change-In-Control Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed February 11, 2022)
10-20***	Sonoco Products Company Executive Officer Severance Plan (incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-K, filed February 28, 2023)
10-21**
Third Amendment, dated as of August 7, 2023, to the Credit Agreement dated as of June 30, 2021, and Incremental Increase Agreement, among Sonoco Products Company, as Borrower, CoBank, FCB, as Lender, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed August 10, 2023)

10-22**
Amended and Restated Credit Agreement, dated as of May 3, 2024, by and among the Company, Bank of America, N.A., and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 7, 2024)

10-23**
Term Credit Agreement, dated as of July 12, 2024, by and among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 16, 2024)

10-24**
364-Day Term Credit Agreement, dated as of September 16, 2024, by and among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed September 16, 2024)

19	Sonoco Products Company Insider Trading Policy
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm with respect to Registrant’s Form 10-K
31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)
97	Sonoco Products Company Executive Compensation Clawback Policy (incorporated by reference to Exhibit 97 to the Registrant’s Form 10-K filed February 28, 2024)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Taxonomy Extension Label Linkbase Document
101.PRE	Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Certain schedules and attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to provide, on a supplemental basis, a copy of any omitted schedules and attachments to the SEC or its staff upon request.
** Certain portions of these exhibits have been redacted pursuant to Item 601(b)(2)(ii) or Item 601(b)(10)(iv) of Regulation S-K. The Company hereby agrees to furnish supplementally an unredacted copy of the exhibit to the SEC or its staff upon request.
*** Indicates management contract or compensatory plan.

SIGNATURES
 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of February 2025.

SONOCO PRODUCTS COMPANY

/s/ R. Howard Coker
R. Howard Coker
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 28th day of February 2025.

/s/ Jerry A. Cheatham	/s/ Aditya Gandhi
Jerry A. Cheatham	Aditya Gandhi
Interim Chief Financial Officer	Vice President and Chief Accounting Officer
(principal financial officer)	(principal accounting officer)

/s/ John R. Haley	/s/ R. Howard Coker
John R. Haley/Director (Chairman)	R. Howard Coker/President, Chief Executive Officer and Director

/s/ Steven L. Boyd	/s/ Scott A. Clark
Steven L. Boyd/Director	Scott A. Clark/Director

/s/ Pamela L. Davies	/s/ Theresa J. Drew
Pamela L. Davies/Director	Theresa J. Drew/Director

/s/ Philippe Guillemot	/s/ Robert R. Hill, Jr.
Philippe Guillemot/Director	Robert R. Hill, Jr./Lead Independent Director

/s/ Eleni Istavridis	/s/ Richard G. Kyle
Eleni Istavridis/Director	Richard G. Kyle/Director

/s/ Blythe J. McGarvie	/s/ Thomas E. Whiddon
Blythe J. McGarvie/Director	Thomas E. Whiddon/Director