Form 10-Q
period 2025-03-30
SONOCO PRODUCTS CO
filed 2025-05-02
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s no par value common stock as of April 18, 2025 was 98,627,981.

SONOCO PRODUCTS COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars and shares in thousands)

	March 30, 2025	December 31, 2024*
Assets
Current Assets
Cash and cash equivalents	$181,829	$431,010
Trade accounts receivable, net of allowances	994,293	907,526
Other receivables	191,513	175,877
Inventories, net:
Finished and in process	583,190	494,090
Materials and supplies	558,667	522,049
Prepaid expenses	200,874	197,134
Current assets of discontinued operations	463,908	450,874
Total Current Assets	3,174,274	3,178,560
Property, Plant and Equipment, Net	2,775,734	2,718,747
Goodwill	2,589,203	2,525,657
Other Intangible Assets, Net	2,623,961	2,586,698
Deferred Income Taxes	14,875	17,371
Right of Use Asset-Operating Leases	329,601	307,688
Other Assets	196,999	208,759
Non-current assets of discontinued operations	975,946	964,310
Total Assets	$12,680,593	$12,507,790
Liabilities and Equity
Current Liabilities
Payable to suppliers	$1,023,006	$1,130,500
Accrued expenses and other	551,451	604,455
Notes payable and current portion of long-term debt	2,147,787	2,054,525
Accrued taxes	22,516	6,755
Current liabilities of discontinued operations	240,387	242,056
Total Current Liabilities	3,985,147	4,038,291
Long-term Debt, Net of Current Portion	4,978,337	4,985,496
Noncurrent Operating Lease Liabilities	277,932	258,735
Pension and Other Postretirement Benefits	183,280	180,827
Deferred Income Taxes	578,679	583,470
Other Liabilities	118,125	60,847
Non-current liabilities of discontinued operations	97,161	113,911
Total Liabilities	10,218,661	10,221,577
Commitments and Contingencies (See Note 18)

Sonoco Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares; 98,628 and 98,260 shares issued and outstanding at March 30, 2025 and December 31, 2024, respectively	7,175	7,175
Capital in excess of stated value	178,778	183,250
Accumulated other comprehensive loss	(324,569)	(502,734)
Retained earnings	2,586,794	2,583,923
Total Sonoco Shareholders’ Equity	2,448,178	2,271,614
Noncontrolling Interests	13,754	14,599
Total Equity	2,461,932	2,286,213
Total Liabilities and Equity	$12,680,593	$12,507,790

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (the “United States” or “U.S.”).
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended
	March 30, 2025	March 31, 2024
Net sales	$1,709,228	$1,308,636
Cost of sales	1,355,541	1,037,471
Gross profit	353,687	271,165
Selling, general and administrative expenses	209,063	167,583
Restructuring/Asset impairment charges	13,581	31,010
Loss on divestiture of business and other assets	(4,183)	—
Operating profit	126,860	72,572
Other expense, net	(6,517)	—
Non-operating pension costs	3,121	3,295
Interest expense	56,027	30,164
Interest income	7,348	3,133
Income from continuing operations before income taxes	68,543	42,246
Provision for income taxes	21,147	7,871
Income before equity in earnings of affiliates	47,396	34,375
Equity in earnings of affiliates, net of tax	1,921	1,137
Net income from continuing operations	49,317	35,512
Net income from discontinued operations	5,172	29,761
Net income	54,489	65,273
Net income from continuing operations attributable to noncontrolling interests	(60)	(48)
Net income from discontinued operations attributable to noncontrolling interests	—	(48)
Net income attributable to Sonoco	$54,429	$65,177

Weighted average common shares outstanding:
Basic	98,913	98,498
Diluted	99,342	99,159
Per common share:
Basic earnings per common share:
Continuing operations	$0.50	$0.36
Discontinued operations	0.05	0.30
Basic earnings per share attributable to Sonoco	$0.55	$0.66
Diluted earnings per common share:
Continuing operations	$0.50	$0.36
Discontinued operations	0.05	0.30
Diluted earnings per share attributable to Sonoco	$0.55	$0.66

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (unaudited)
(Dollars in thousands)

	Three Months Ended
	March 30, 2025	March 31, 2024
Net income	$54,489	$65,273
Other comprehensive income/(loss):
Foreign currency translation adjustments	175,839	(19,786)
Changes in defined benefit plans, net of tax	544	43
Changes in derivative financial instruments, net of tax	1,757	169
Other comprehensive income/(loss)	178,140	(19,574)
Comprehensive income:	232,629	45,699
Net income attributable to noncontrolling interests-continuing operations	(60)	(48)
Net income attributable to noncontrolling interests-discontinued operations	—	(48)
Other comprehensive loss attributable to noncontrolling interests	25	467
Comprehensive income attributable to Sonoco	$232,594	$46,070

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN TOTAL EQUITY (unaudited)
(Dollars and shares in thousands)

	Total Equity	Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests
		Outstanding	Amount
December 31, 2024	$2,286,213	98,260	$7,175	$183,250	$(502,734)	$2,583,923	$14,599
Net income	54,489					54,429	60
Other comprehensive income/(loss):
Translation gain/(loss)	175,839				175,864		(25)
Defined benefit plan adjustment, net of tax	544				544
Derivative financial instruments, net of tax	1,757				1,757
Other comprehensive income/(loss)	178,140				178,165		(25)
Divestiture of noncontrolling interests	(637)						(637)
Dividends	(51,558)					(51,558)
Dividends paid to noncontrolling interests	(243)						(243)
Issuance of stock awards	273	588		273
Shares repurchased	(10,573)	(220)		(10,573)
Share-based compensation	5,828			5,828
March 30, 2025	$2,461,932	98,628	$7,175	$178,778	$(324,569)	$2,586,794	$13,754

	Total Equity	Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests
		Outstanding	Amount
December 31, 2023	$2,431,835	97,957	$7,175	$159,047	$(366,262)	$2,624,380	$7,495
Net income	65,273					65,177	96
Other comprehensive (loss)/income:
Translation loss	(19,786)				(19,319)		(467)
Defined benefit plan adjustment, net of tax	43				43
Derivative financial instruments, net of tax	169				169
Other comprehensive loss	(19,574)				(19,107)		(467)
Dividends	(50,348)					(50,348)
Issuance of stock awards	204	460		204
Shares repurchased	(9,139)	(162)		(9,139)
Share-based compensation	8,325			8,325
Other	906			906
March 31, 2024	$2,427,482	98,255	$7,175	$159,343	$(385,369)	$2,639,209	$7,124

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Three Months Ended
	March 30, 2025	March 31, 2024
Cash Flows from Operating Activities:
Net income	$54,489	$65,273
Adjustments to reconcile net income to net cash (used)/provided by operating activities:
Asset impairments	4,949	8,346
Depreciation, depletion and amortization	121,492	90,559
Share-based compensation expense	5,829	8,325
Equity in earnings of affiliated companies, net	(1,921)	(1,137)
Cash dividends from affiliated companies	—	41
Net loss on disposition of assets	277	18
Net loss on divestiture of business and other assets	4,183	—
Pension and postretirement plan expense	4,357	4,104
Pension and postretirement plan contributions	(4,223)	(3,989)
Net decrease in deferred tax liabilities	(3,720)	(4,869)
Change in assets and liabilities, net of effects from acquisitions, divestitures and foreign currency adjustments:
Trade accounts receivable	(64,292)	(43,334)
Inventories	(110,177)	18,407
Payable to suppliers	(134,906)	25,697
Prepaid expenses	(901)	(3,572)
Income taxes payable and other income tax items	16,703	9,436
Accrued expenses and other assets and liabilities	(100,233)	(7,070)
Net cash (used)/provided by operating activities	(208,094)	166,235
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(92,657)	(86,458)
Cost of acquisitions, net of cash acquired	—	(452)
Proceeds from the sale of business, net	3,513	—
Proceeds from the sale of assets, net	474	101
Other net investing activities	88	5,077
Net cash used by investing activities	(88,582)	(81,732)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	24,535	19,674
Principal repayment of debt	(473,293)	(21,448)
Net change in commercial paper	528,000	—
Net increase/(decrease) in book cash overdrafts	12,448	(1,614)
Dividends paid to noncontrolling interests	(243)	—
Cash dividends	(51,285)	(50,144)
Payments for share repurchases	(10,573)	(9,139)
Net cash provided/(used) by financing activities	29,589	(62,671)
Effects of Exchange Rate Changes on Cash	15,742	(1,556)
Net (Decrease)/Increase in Cash and Cash Equivalents	(251,345)	20,276
Cash and cash equivalents at beginning of period	443,060	151,937
Cash and cash equivalents at end of period	$191,715	$172,213
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 1: Basis of Interim Presentation
On April 1, 2025, subsequent to the three-month period ended March 30, 2025, Sonoco Products Company (the “Company” or “Sonoco”) completed the previously announced sale of its Thermoformed and Flexibles Packaging business and its global Trident business (collectively, “TFP”) to TOPPAN Holdings Inc. (“Toppan”) for approximately $1,800,000 on a cash-free and debt-free basis and subject to customary adjustments. In accordance with applicable accounting guidance, the results of TFP, previously part of the Company’s Consumer Packaging segment, are presented as discontinued operations in the Condensed Consolidated Statements of Income and, as such, have been excluded from both continuing operations and segment results for all periods presented in this Quarterly Report on Form 10-Q. Further, the Company reclassified the assets and liabilities of TFP as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets as of March 30, 2025 and December 31, 2024. The Condensed Consolidated Statements of Comprehensive Income, Changes in Total Equity, and Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations. All amounts, percentages and disclosures for all periods presented in this Quarterly Report on Form 10-Q reflect only the continuing operations of Sonoco unless otherwise noted. See Note 2 for additional information.
In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise stated) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the three-month period ended March 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Note 2: Discontinued Operations
As disclosed in Note 1, the Company completed the previously announced sale of TFP on April 1, 2025. The following table presents the assets and liabilities that are classified as discontinued operations in the Condensed Consolidated Balance Sheets as of March 30, 2025 and December 31, 2024:

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

	March 30, 2025	December 31, 2024
Cash and cash equivalents	$9,886	$12,050
Trade accounts receivable, net of allowances of $2,190 at March 30, 2025 and $2,582 at December 31, 2024	213,627	209,379
Other receivables	48,273	46,001
Inventories, net:
Finished and in process	84,616	80,573
Materials and supplies	99,826	94,083
Prepaid expenses	7,680	8,788
Current assets of discontinued operations	$463,908	$450,874
Property, plant and equipment, net of accumulated depreciation of $457,621 at March 30, 2025 and $465,923 at December 31, 2024	271,237	262,662
Goodwill	505,009	502,621
Other intangible assets, net of accumulated amortization of $206,601 at March 30, 2025 and $206,437 and December 31, 2024	104,428	103,593
Long-term deferred income taxes	288	262
Right of use asset-operating leases	74,140	75,855
Other assets	20,844	19,317
Non-current assets of discontinued operations	$975,946	$964,310
Payable to suppliers	170,770	172,720
Accrued expenses and other	48,026	62,562
Notes payable and current portion of long-term debt	21,591	6,774
Current liabilities of discontinued operations	$240,387	$242,056
Long-term debt	16,028	29,850
Noncurrent operating lease liabilities	64,458	67,789
Deferred income taxes	16,363	15,928
Other liabilities	312	344
Non-current liabilities of discontinued operations	$97,161	$113,911

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table presents key components of “Net income from discontinued operations” for the three months ended March 30, 2025 and March 31, 2024:

	Three Months Ended
	March 30, 2025	March 31, 2024
Net sales	$320,678	$328,907
Cost of sales	250,854	262,519
Gross profit	69,824	66,388
Selling, general and administrative expenses	31,607	25,899
Restructuring/Asset impairment charges	426	608
Operating profit	37,791	39,881
Other income, net	182	—
Interest expense	24,911	1,056
Interest income	281	425
Income from discontinued operations before income taxes	12,979	39,250
Provision for income taxes	7,807	9,489
Net income from discontinued operations	5,172	29,761
Net income from discontinued operations attributable to noncontrolling interests	—	(48)
Net income attributable to discontinued operations	$5,172	$29,713

Weighted average common shares outstanding:
Basic	98,913	98,498
Diluted	99,342	99,159

Per common share:
Net income attributable to discontinued operations:
Basic	$0.05	$0.30
Diluted	$0.05	$0.30

The following table presents significant cash flow items from discontinued operations for the three months ended March 30, 2025 and March 31, 2024:

	Three Months Ended
	March 30, 2025	March 31, 2024
Depreciation, depletion and amortization(a)	$(311)	$15,613
Capital expenditures	$(5,572)	$(12,569)

(a) Subsequent to entering the agreement on December 8, 2024 to sell TFP, depreciation was not recognized on TFP’s property, plant and equipment, and amortization was not recognized on TFP’s other intangible assets or right of use assets-operating leases, in accordance with Accounting Standards Codification (“ASC”) 360, “Property, Plant, and Equipment.”

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 3: New Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires companies to disclose disaggregated amounts relating to (a) inventory purchases; (b) employee compensation; (c) depreciation; (d) intangible asset amortization; and (e) depreciation, depletion, and amortization. Further, this guidance will require companies to include certain amounts that are already required to be disclosed under current U.S. generally accepted accounting principles (“GAAP”) in the same disclosure as the other disaggregation requirements, disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The standard is intended to benefit investors by providing more detailed expense disclosures that would be useful in making capital allocation decisions. This guidance is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027 but early adoption is permitted. ASU 2024-03 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.
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
During the three-month period ended March 30, 2025, there were no other newly issued or newly applicable accounting pronouncements that had, or are expected to have, a material impact on the Company’s condensed consolidated financial statements. Further, at March 30, 2025, there were no other pronouncements pending adoption that are expected to have a material impact on the Company’s condensed consolidated financial statements.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 4: Acquisitions and Divestitures
Eviosys Acquisition
On December 4, 2024, the Company completed the acquisition of all issued and outstanding equity interests in Titan Holdings I B.V. (“Eviosys”) from an affiliate of KPS Capital Partners, LP for net cash consideration of $3,789,826. Eviosys is a global supplier of metal packaging that produces food cans and ends, aerosol cans, metal closures and promotional packaging with a large metal food can manufacturing footprint in the Europe, Middle East, and Africa region. The Company funded the Eviosys acquisition, including related fees and expenses, with the net proceeds from the registered public offering of senior unsecured notes, borrowings from two term loan facilities, and cash on hand. See Note 11 to the Company’s Consolidated Financial Statements included in Part IV, Item 15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for more information. The financial results of Eviosys are included in the Company’s Consumer Packaging segment.
The Company’s preliminary fair values of the assets acquired and liabilities assumed in the acquisition of Eviosys, are as follows:

	Initial Allocation	Measurement Period Adjustments	Preliminary Allocation
Trade accounts receivable	$300,385	—	$300,385
Other receivables	114,634	—	114,634
Inventories	445,945	1,630	447,575
Prepaid expenses	47,509	1,448	48,957
Property, plant and equipment	1,057,779	(6,573)	1,051,206
Right of use asset - operating leases	43,566	—	43,566
Other intangible assets	1,967,678	(5,253)	1,962,425
Goodwill	1,285,518	595	1,286,113
Long-term deferred income taxes	39,023	(388)	38,635
Other assets	3,330	19	3,349
Payable to suppliers	(518,766)	132	(518,634)
Accrued expenses and other	(168,529)	325	(168,204)
Accrued wages and other compensation	(41,749)	—	(41,749)
Notes payable and current portion of long-term debt	(76,438)	(39)	(76,477)
Noncurrent operating lease liabilities	(32,022)	—	(32,022)
Pension and other postretirement benefits	(51,849)	—	(51,849)
Deferred income taxes	(599,941)	7,716	(592,225)
Other long-term liabilities	(16,714)	388	(16,326)
Noncontrolling interests	(9,533)	—	(9,533)
Net assets acquired	$3,789,826	$—	$3,789,826
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table presents the Company’s pro forma consolidated results for the three-month period ended March 31, 2024, assuming the acquisition of Eviosys had occurred on January 1, 2023. This pro forma information is presented for informational purposes only and does not purport to represent the results of operations that would have been achieved if the acquisition had been completed at the beginning of 2023, nor is it necessarily indicative of future consolidated results.

Pro Forma Supplemental Information	Three Months Ended
Consolidated	March 31, 2024
Net sales	$1,839,570
Net income from continuing operations	$8,146
Net income attributable to Sonoco[1]	$37,859
1 Includes results of discontinued operations
The pro forma information above does not project the Company’s expected results for any future period and gives no effect to any future synergistic benefits that may result from the combination or the costs of integrating the acquired operations with those of the Company. Pro forma information for the period ended March 31, 2024 includes adjustments to depreciation, amortization, and income taxes based upon the preliminary fair value allocation of the purchase price to Eviosys’ tangible and intangible assets acquired and liabilities assumed as though the acquisition had occurred on January 1, 2023. Interest expense on the additional debt issued by the Company to fund the acquisition and retention bonuses incurred related to the acquisition are also included in the pro forma information as if the acquisition had occurred on January 1, 2023. Acquisition-related costs are excluded from 2024 pro forma net income and are instead reflected in 2023 pro forma net income as though the acquisition had occurred on January 1, 2023.
Divestiture of Businesses
On April 1, 2025, subsequent to the three-month period ended March 30, 2025, the Company completed the previously announced sale of its TFP businesses to Toppan for approximately $1,800,000 on a cash-free and debt-free basis and subject to customary adjustments. In accordance with applicable accounting guidance, the results of TFP, previously part of the Company’s Consumer Packaging segment, are presented as discontinued operations in the Condensed Consolidated Statements of Income and, as such, have been excluded from both continuing operations and segment results for all periods presented in this Quarterly Report on Form 10-Q. The Company preliminarily expects to recognize an estimated gain on the divestiture of TFP of at least $375,000, net of tax, in the second quarter of 2025.
On March 2, 2025, the Company completed the sale of its tube and core operations in Venezuela, part of the Industrial Paper Packaging segment, in exchange for a receivable in the amount of $145. The sale resulted in a loss of $5,390, including $3,792 of cumulative translation losses that were reclassified from accumulated other comprehensive income. This loss is included in “Loss on divestiture of business and other assets” in the Company’s Condensed Consolidated Statements of Income.
In February 2025, the remaining $2,000 of proceeds from the July 1, 2023 sale of the Company’s U.S. BulkSak business were released to the Company from escrow.
On January 17, 2025, the Company completed the sale of a small construction tube operation in France, part of the Industrial Paper Packaging segment, for cash proceeds of $1,513 and recognized a gain of $1,207, which is included in “Loss on divestiture of business and other assets” in the Company’s Condensed Consolidated Statements of Income.
The sales of the operations in Venezuela and France do not represent a strategic shift for the Company and did not have a major effect on its operations or financial results. Consequently, these sales did not meet the criteria for reporting as discontinued operations.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Acquisition, Integration, and Divestiture-Related Costs
Acquisition, integration, and divestiture-related costs from continuing operations totaled $27,266 and $5,504 during the three-month periods ended March 30, 2025 and March 31, 2024, respectively. These costs included $9,317 and $5,504 during the three-month periods ended March 30, 2025 and March 31, 2024, respectively, for legal and professional fees, representation and warranty insurance premiums, as well as employee-related costs, and other integration activity costs that are included in “Selling, general and administrative expenses.” In addition, amortization of the fair value step-up of finished goods inventory totaled $17,949 during the three-month period ended March 30, 2025 and is included in “Cost of sales” in the Company’s Condensed Consolidated Statements of Income.
Note 5: Shareholders’ Equity
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 30, 2025	March 31, 2024
Numerator:
Net income from continuing operations	$49,317	$35,512
Net income from continuing operations attributable to noncontrolling interests	(60)	(48)
Net income from continuing operations attributable to Sonoco	49,257	35,464

Net income attributable to Sonoco	$54,429	$65,177

Denominator:
Weighted average common shares outstanding	98,913	98,498
Dilutive effect of shared-based compensation	429	661
Diluted outstanding shares	99,342	99,159

Per common share:
Basic earnings per common share:
Net income from continuing operations	$0.50	$0.36
Net income attributable to Sonoco	$0.55	$0.66
Diluted earnings per common share:
Net income from continuing operations	$0.50	$0.36
Net income attributable to Sonoco	$0.55	$0.66

Cash dividends	$0.52	$0.51
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The average numbers of SARs that were anti-dilutive and, therefore, not included in the computation of diluted earnings per share during the three-month periods ended March 30, 2025 and March 31, 2024 were as follows (in thousands):

	Three Months Ended
	March 30, 2025	March 31, 2024
Anti-dilutive stock appreciation rights	548	340
Stock Repurchases
On April 20, 2021, the Company’s Board of Directors (the “Board”) authorized the repurchase of the Company’s common stock in an aggregate amount of up to $350,000. Following several repurchase transactions in 2021, a total of $137,972 remained available for share repurchases under this authorization as of December 31, 2021. Subsequent to 2021, no additional shares have been repurchased under this authorization.
The Company regularly repurchases shares of its common stock to satisfy employee tax withholding obligations in association with certain share-based compensation awards. These repurchases, which are not part of a publicly announced plan or program, totaled 220 shares during the three-month period ended March 30, 2025, at a cost of $10,573, and 162 shares during the three-month period ended March 31, 2024, at a cost of $9,139.
Dividend Declarations
On February 12, 2025, the Board declared a regular quarterly dividend of $0.52 per share. This dividend was paid on March 10, 2025 to all shareholders of record as of February 26, 2025.
On April 16, 2025, the Board declared a regular quarterly dividend of $0.53 per share. This dividend is payable on
June 10, 2025 to all shareholders of record as of May 9, 2025.
Note 6: Restructuring and Asset Impairments
Due to its geographic footprint and the cost-competitive nature of its businesses, the Company is continually seeking more cost-effective means and structures to serve its customers and to respond to significant changes in its markets. As such, plant closures in connection with footprint rationalization and headcount reductions are an important component of the Company’s cost control initiatives. The amount of these costs can vary significantly from quarter to quarter and from year to year depending upon the scope, nature, and location of the restructuring activities.
Following are the total restructuring and asset impairment charges, net of adjustments, recognized during the periods presented:

	Three Months Ended
	March 30, 2025	March 31, 2024
Restructuring and restructuring-related asset impairment charges	$13,581	$31,010
Other asset impairments	—	—
Restructuring/Asset impairment charges	$13,581	$31,010

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The table below sets forth restructuring and restructuring-related asset impairment charges by type incurred:

	Three Months Ended
	March 30, 2025	March 31, 2024
Severance and Termination Benefits	$6,998	$17,791
Asset Impairment/Disposal of Assets	5,101	8,122
Other Costs	1,482	5,097
Total restructuring and restructuring-related asset impairment charges	$13,581	$31,010
The table below sets forth restructuring and restructuring-related asset impairment charges attributable to each reportable segment, the All Other group of businesses, and Corporate-related activity:

	Three Months Ended
	March 30, 2025	March 31, 2024
Consumer Packaging	$1,229	$4,317
Industrial Paper Packaging	12,535	22,603
All Other	(32)	1,148
Corporate	(151)	2,942
Total restructuring and restructuring-related asset impairment charges	$13,581	$31,010
Restructuring and restructuring-related asset impairment charges are included in “Restructuring/Asset impairment charges” in the Company’s Condensed Consolidated Statements of Income.
The following table sets forth the activity in the restructuring accrual included in “Accrued expenses and other” in the Company’s Condensed Consolidated Balance Sheets:

	Severance and Termination Benefits	Asset Impairments/ Disposal of Assets	Other Costs	Total
Accrual Activity
Liability at December 31, 2024	$24,034	$—	$909	$24,943
2025 charges	6,998	5,101	1,482	13,581
Cash (payments)/receipts	(9,271)	10	(1,452)	(10,713)
Asset write downs/disposals	—	(5,111)	—	(5,111)
Foreign currency translation	227	—	274	501
Liability at March 30, 2025	$21,988	$—	$1,213	$23,201
“Severance and Termination Benefits” during the three-month period ended March 30, 2025 includes the cost of severance for approximately 80 employees whose positions were eliminated in conjunction with the Company’s ongoing organizational effectiveness efforts, including severance related to the closures of a cone facility in China, a cone facility in Mexico, and a partitions facility in Scarborough, Maine, all part of the Industrial Paper Packaging segment.
“Asset Impairment/Disposal of Assets” during the three-month period ended March 30, 2025 consists primarily of asset write-offs related to the closures of the cone facilities in China and Mexico, and the partitions facility in Scarborough, Maine, all part of the Industrial Paper Packaging segment.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

“Other Costs” during the three-month period ended March 30, 2025 consists primarily of equipment removal, utilities, plant security, property taxes, insurance and environmental remediation costs related to the prior year’s closure of the Company’s paper mill in Sumner, Washington, and ongoing facility carrying costs of previously announced plant closures.
The Company expects to pay the majority of the remaining restructuring reserves by the end of 2025 using cash generated from operations. The Company also expects to recognize future additional charges totaling approximately $5,700 in connection with previously announced restructuring actions and believes that the majority of these charges will be incurred and paid by the end of 2025. The Company continually evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions are likely to be undertaken.
Note 7: Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive loss and the changes in the balances of each component of accumulated other comprehensive loss, net of tax as applicable, for the three-month periods ended March 30, 2025 and March 31, 2024:

	Foreign Currency Items	Defined Benefit Pension Items	Gains and Losses on Cash Flow Hedges	Accumulated Other Comprehensive Loss

Balance at December 31, 2024	$(410,931)	$(90,613)	$(1,190)	$(502,734)
Other comprehensive income/(loss) before reclassifications	172,072	(265)	2,024	173,831
Amounts reclassified from accumulated other comprehensive loss to net income	3,792	809	(267)	4,334
Other comprehensive income	175,864	544	1,757	178,165
Balance at March 30, 2025	$(235,067)	$(90,069)	$567	$(324,569)

Balance at December 31, 2023	$(267,578)	$(99,627)	$943	$(366,262)
Other comprehensive (loss)/income before reclassifications	(19,319)	(932)	518	(19,733)
Amounts reclassified from accumulated other comprehensive loss to net income	—	975	(349)	626
Other comprehensive (loss)/income	(19,319)	43	169	(19,107)
Balance at March 31, 2024	$(286,897)	$(99,584)	$1,112	$(385,369)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the effects on net income of significant amounts reclassified from each component of accumulated other comprehensive loss for the three-month periods ended March 30, 2025 and March 31, 2024:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended
Details about Accumulated Other Comprehensive Loss Components	March 30, 2025	March 31, 2024	Affected Line Item in the Condensed Consolidated Statements of Income
Foreign currency items
Currency translation adjustment loss on Venezuela sale(a)	$(3,792)	$—	Loss on divestiture of business and other assets
	(3,792)	—	Net income
Gains/(losses) on cash flow hedges
Foreign exchange contracts(b)	399	436	Net sales
Foreign exchange contracts(b)	(41)	(75)	Cost of sales
	358	361	Income before income taxes
Income tax impact	(91)	(12)	Provision for income taxes
	267	349	Net income
Defined benefit pension items
Amortization of defined benefit pension items(c)	(1,056)	(1,230)	Non-operating pension costs
	(1,056)	(1,230)	Income before income taxes
Income tax impact	247	255	Provision for income taxes
	(809)	(975)	Net income
Total reclassifications for the period	$(4,334)	$(626)	Net income

(a) See Note 4 for additional details.
(b) See Note 11 for additional details.
(c) See Note 13 for additional details.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the before and after tax amounts for the various components of other comprehensive income/(loss) for the three-month periods ended March 30, 2025 and March 31, 2024:

	Three Months Ended March 30, 2025			Three Months Ended March 31, 2024
	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Foreign currency items:
Net other comprehensive income/(loss) from foreign currency items	$161,828	$10,244	$172,072	$(16,788)	$(2,531)	$(19,319)
Amounts reclassified from accumulated other comprehensive loss to net income(a)	3,792	—	3,792	—	—	—
Net other comprehensive income/(loss) from foreign currency items	165,620	10,244	175,864	(16,788)	(2,531)	(19,319)
Defined benefit pension items:
Other comprehensive income/(loss) before reclassifications	(346)	81	(265)	(876)	(56)	(932)
Amounts reclassified from accumulated other comprehensive loss to net income(b)	1,056	(247)	809	1,230	(255)	975
Net other comprehensive (loss)/income from defined benefit pension items	710	(166)	544	354	(311)	43
Gains and losses on cash flow hedges:
Other comprehensive (loss)/income before reclassifications	2,715	(691)	2,024	536	(18)	518
Amounts reclassified from accumulated other comprehensive loss to net income(c)	(358)	91	(267)	(361)	12	(349)
Net other comprehensive income/(loss) from cash flow hedges	2,357	(600)	1,757	175	(6)	169
Other comprehensive income/(loss)	$168,687	$9,478	$178,165	$(16,259)	$(2,848)	$(19,107)

(a) See Note 4 for additional details.
(b) See Note 13 for additional details.
(c) See Note 11 for additional details.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 8: Goodwill and Other Intangible Assets
Goodwill
A summary of the changes in goodwill for the three-month period ended March 30, 2025 is as follows:

	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Goodwill at December 31, 2024	$1,807,971	$486,636	$231,050	$2,525,657
Measurement period adjustments	595	—	—	595
Foreign currency translation	58,441	7,543	(3,033)	62,951
Goodwill at March 30, 2025	$1,867,007	$494,179	$228,017	$2,589,203
Goodwill activity reflected under the caption “Measurement period adjustments” relates to the prior year acquisition of Eviosys. See Note 4 for additional information.
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
Although no reporting units failed the annual impairment test, in management’s opinion, the goodwill balance of the Metal Packaging - US reporting unit is at risk of impairment in the near term if the reporting unit’s operations do not perform in line with management’s expectations, or if there is a negative change in the long-term financial outlook for the reporting unit or in other factors such as the discount rate. The total goodwill associated with the Metal Packaging - US reporting unit was $384,315 at March 30, 2025.
During the time subsequent to the annual evaluation, and at March 30, 2025, the Company considered whether any events and/or changes in circumstances had resulted in the likelihood that the goodwill of any of its reporting units may have been impaired. It is management’s opinion that no such events and/or changes in circumstances have occurred.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Other Intangible Assets
A summary of other intangible assets as of March 30, 2025 and December 31, 2024 is as follows:

	March 30, 2025	December 31, 2024
Other Intangible Assets, gross:
Patents	$29,154	$28,941
Customer lists	2,753,526	2,679,372
Trade names	39,253	38,623
Proprietary technology	229,475	226,936
Other	7,790	2,339
Total Other Intangible Assets, gross	$3,059,198	$2,976,211

Accumulated Amortization:
Patents	$(16,566)	$(15,955)
Customer lists	(370,648)	(332,680)
Trade names	(14,236)	(13,239)
Proprietary technology	(32,080)	(26,203)
Other	(1,707)	(1,436)
Total Accumulated Amortization	(435,237)	(389,513)
Other Intangible Assets, net	$2,623,961	$2,586,698
During the first quarter of 2025, the Company recorded measurement period adjustments related to the December 4, 2024 acquisition of Eviosys that reduced the previously reported fair value of customer lists by $5,253. The effect on amortization expense in the prior period was immaterial. See Note 4 for additional information.
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
Aggregate amortization expense was $41,961 and $17,894 for the three-month periods ended March 30, 2025 and March 31, 2024, respectively. Amortization expense on other intangible assets is expected to total approximately $169,900 in 2025, $168,300 in 2026, $167,600 in 2027, $167,400 in 2028 and $165,100 in 2029.

Note 9: Supply Chain Financing
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth the balance sheet location and values of the obligations under the Company’s SCF Programs at March 30, 2025 and December 31, 2024:

Balance Sheet Line Item	March 30, 2025	December 31, 2024
Payable to suppliers(a)	$25,796	$28,496
(a) The payment of these obligations is included in net cash provided by operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.

Note 10: Debt
Details of the Company’s debt at March 30, 2025 and December 31, 2024 are as follows:

	March 30, 2025	December 31, 2024
Commercial paper	$528,000	$—
364-Day term loan due December 2025	1,495,787	1,493,568
Term loan due December 2026	698,459	698,167
Syndicated term loan due August 2028	497,832	497,674
1.800% notes due February 2025	—	399,933
4.450% notes due September 2026	497,327	496,869
2.250% notes due February 2027	299,056	298,930
4.600% notes due September 2029	594,806	594,519
3.125% notes due May 2030	597,097	596,958
2.850% notes due February 2032	496,429	496,302
5.000% notes due September 2034	690,059	689,802
5.750% notes due November 2040	536,290	536,282
Other foreign denominated debt	117,815	155,048
Finance lease obligations	59,875	67,628
Other debt	17,292	18,341
Total debt	7,126,124	7,040,021
Less: Notes payable and current portion of long-term debt	(2,147,787)	(2,054,525)
Long-term debt	$4,978,337	$4,985,496
Included in “Other foreign denominated debt” at March 30, 2025 and December 31, 2024 are $51,949 and $73,487, respectively, of transfers of certain trade receivables of Eviosys to third-party financial institutions for which the requirements to be accounted for as true sale in accordance with the guidance under ASC 860, “Transfers and Servicing,” were not met. Additions to and settlements of these obligations are reflected as “Proceeds from issuance of debt” and “Principal repayment of debt,” respectively, in “Net cash provided/(used) by financing activities” in the Company’s Condensed Consolidated Statements of Cash Flows.
On February 3, 2025, the Company repaid the $400,000 aggregate principal amount of its 1.800% notes due February 2025 upon maturity using proceeds from the issuance of commercial paper.
The Company maintains a revolving credit facility with total commitments of $1,250,000 and a maturity date of May 3, 2029. The Company’s $1,250,000 commercial paper program is supported by the revolving credit facility. At March 30, 2025, the Company had $528,000 in commercial paper balances outstanding; accordingly, the committed capacity available for drawdown under its revolving credit facility at March 30, 2025 was $722,000.
On April 1, 2025, subsequent to the end of the three-month period ended March 30, 2025, the Company completed the sale of TFP. On April 3, 2025, the Company used a portion of the cash proceeds from the sale to repay the outstanding $1,500,000 principal amount of borrowings under its 364-day term loan facility.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenants currently require the Company to maintain a minimum level of interest coverage and a minimum level of net worth, as defined in the agreements. As of March 30, 2025, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.

Note 11: Financial Instruments and Derivatives
The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments for which the carrying amount differs from the fair value.

	March 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, net of current portion	$4,978,337	$4,829,445	$4,985,496	$4,800,455

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
Cash Flow Hedges
At March 30, 2025 and December 31, 2024, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. These contracts, which have maturities ranging from April 2025 to December 2025, qualify as cash flow hedges under GAAP. For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item. Cash flows from derivative financial instruments designated as cash flow hedges are classified as cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.
Commodity Cash Flow Hedges
Certain derivative contracts entered into to manage the cost of anticipated purchases of natural gas and aluminum have been designated by the Company as cash flow hedges. At March 30, 2025, there were no natural gas swaps covering anticipated natural gas usage in 2025, and aluminum swaps covering 4,179 metric tons of aluminum represented approximately 38.0% of anticipated aluminum usage for 2025. The fair value of the Company’s commodity cash flow hedges netted to gain positions of $116 and $652 at March 30, 2025 and December 31, 2024, respectively. The amount of the gain included in accumulated other comprehensive income at March 30, 2025 expected to be reclassified to the income statement during the next twelve months is $116. The Company also has certain natural gas hedges that it does not treat as cash flow hedges. See “Non-Designated Derivatives” below for a discussion of these hedges.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Foreign Currency Cash Flow Hedges
The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales and purchases expected to occur in 2025. The net positions of these contracts at March 30, 2025 were as follows (in thousands):

Currency	Action	Quantity
USD Contracts
Colombian peso	purchase	20,102,855
Mexican peso	purchase	297,228
Danish krone	purchase	120,270
Polish zloty	purchase	99,563
Czech koruna	purchase	87,666
Turkish lira	purchase	86,103
Euro	purchase	2,687
Canadian dollar	purchase	2,487
Swedish krona	sell	(4,565)
British pound	sell	(4,428)
Euro Contracts
Euro	purchase	29,132
British pound	sell	(5,382)
USD	sell	(762)
Hungarian forint	sell	(4,336,028)
The fair value of foreign currency cash flow hedges related to forecasted sales and purchases netted to a gain position of $1,120 and a loss position of $(1,841) at March 30, 2025 and December 31, 2024, respectively. Gains of $1,120 are expected to be reclassified from accumulated other comprehensive income to the income statement during the next twelve months.

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
The fair value of the Company’s net investment hedges was a loss position of $49,242 and a gain position of $11,919 at March 30, 2025 and December 31, 2024, respectively. A foreign currency translation loss of $36,685 (net of income taxes of $12,557) and a gain of $8,880 (net of income taxes of $3,039) were reported as components of “Accumulated other comprehensive loss” within “Foreign currency items” at March 30, 2025 and December 31, 2024, respectively.
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Foreign Currency Hedges
The Company routinely enters into forward contracts or swaps to economically hedge the currency exposure of intercompany debt and foreign currency denominated receivables and payables. The net currency positions of these non-designated contracts at March 30, 2025, were as follows (in thousands):

Currency	Action	Quantity
USD Contracts
Colombian peso	purchase	62,149,892
Mexican peso	purchase	282,395
Indonesian rupiah	purchase	14,957,473
Thai baht	sell	(30,514)
Euro	purchase	426
Canadian dollar	purchase	3,695
Euro Contracts
British pound	sell	(99,984)
Polish zloty	sell	(51,255)
Thai baht	sell	(468,966)
Commodity Hedges
The Company has entered into non-designated derivative contracts to manage the cost of anticipated purchases of natural gas. At March 30, 2025, these contracts consisted of natural gas swaps covering approximately 3.8 million metric million British thermal units (“MMBTUs”) and represented approximately 74.5% of anticipated usage in North America for the remainder of 2025.
The fair value of the Company’s non-designated derivatives position was a gain of $2,955 and a loss of $(2,694) at March 30, 2025 and December 31, 2024, respectively.
The following table sets forth the location and fair values of the Company’s derivative instruments at March 30, 2025 and December 31, 2024:

Description	Balance Sheet Location	March 30, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$344	$671
Commodity Contracts	Accrued expenses and other	(228)	(19)
Foreign Exchange Contracts	Prepaid expenses	3,159	2,068
Foreign Exchange Contracts	Accrued expenses and other	(2,039)	(3,909)
Net investment hedge	Prepaid expenses	25,273	26,833
Net investment hedge	Other assets	—	1,845
Net investment hedge	Other liabilities	(74,515)	(16,759)
Derivatives not designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$3,476	$961
Commodity Contracts	Accrued expenses and other	(18)	(574)
Foreign Exchange Contracts	Prepaid expenses	385	(59)
Foreign Exchange Contracts	Accrued expenses and other	(888)	(3,022)
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following tables set forth the effect of the Company’s derivative instruments on financial performance for the three-month periods ended March 30, 2025 and March 31, 2024, excluding the amount of foreign currency cash flow hedges that were reclassified from accumulated other comprehensive loss to the carrying value of the capitalized expenditures:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income
Derivatives in Cash Flow Hedging Relationships:
Three-month period ended March 30, 2025
Foreign Exchange Contracts	$3,251	Net sales	$399
		Cost of sales	(41)
Commodity Contracts	(536)	Cost of sales	—

Three-month period ended March 31, 2024
Foreign Exchange Contracts	$561	Net sales	$436
		Cost of sales	(75)
Commodity Contracts	(25)	Cost of sales	—

Description	Gain or (Loss) Recognized	Location of Gain or (Loss) Recognized in Income Statement
Derivatives not Designated as Hedging Instruments:
Three-month period ended March 30, 2025
Commodity Contracts	$3,337	Cost of sales
Foreign Exchange Contracts	3,569	Selling, general and administrative
Three-month period ended March 31, 2024
Commodity Contracts	$(2,558)	Cost of sales
Foreign Exchange Contracts	305	Selling, general and administrative

Description	Revenue	Cost of sales	Revenue	Cost of sales
Total amount of income and expense line items presented in the Condensed Consolidated Statements of Income	$399	$(41)	$436	$(75)

Gain or (loss) on cash flow hedging relationships:
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into net income	$399	$(41)	$436	$(75)

Commodity contracts:
Amount of gain reclassified from accumulated other comprehensive loss into net income	$—	$—	$—	$—

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
The following table sets forth information regarding the Company’s financial assets and financial liabilities, excluding retirement and postretirement plan assets, measured at fair value on a recurring basis:

Description	March 30, 2025	Assets measured at NAV	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$116	$—	$—	$116	$—
Foreign exchange contracts	1,120	—	—	1,120	—
Net investment hedge	(49,242)	—	—	(49,242)	—
Non-hedge derivatives, net:
Commodity contracts	3,458	—	—	3,458	—
Foreign exchange contracts	(503)	—	—	(503)	—

Description	December 31, 2024	Assets measured at NAV	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$652	$—	$—	$652	$—
Foreign exchange contracts	(1,841)	—	—	(1,841)	—
Net investment hedge	11,919	—	—	11,919	—
Non-hedge derivatives, net:
Commodity contracts	387	—	—	387	—
Foreign exchange contracts	(3,081)	—	—	(3,081)	—

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
None of the Company’s financial assets or liabilities are measured at fair value using significant unobservable inputs. There were no transfers in or out of Level 1 or Level 2 fair value measurements during the three-month period ended March 30, 2025.
The Company has an investment in the preferred stock of a nonaffiliated private company. This investment is accounted for under the measurement alternative of cost less impairment, adjusted for any qualifying observable price changes on a non-recurring basis. Observable price changes would consist of Level 2 inputs based on privately negotiated transactions with the nonaffiliated company. The total investment in preferred stock of $21,212 is included in “Other assets” in the Company’s Condensed Consolidated Balance Sheet as of March 30, 2025.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The Company measures certain non-financial assets and non-financial liabilities at fair value on a non-recurring basis. See Note 4 for a discussion of assets acquired and liabilities assumed in acquisitions and sold in dispositions, and Note 6 for a discussion of asset impairments associated with restructuring activities. The fair value of assets determined based on third-party appraisals and classified as Level 3 measurements due to the use of significant unobservable inputs was not material at March 30, 2025 or December 31, 2024.

Note 13: Employee Benefit Plans
Retirement Plans and Retiree Health and Life Insurance Plans
The Company provides non-contributory defined benefit pension plans for certain of its employees in the United States, Mexico, Belgium, Germany, France, and Turkey. Following the acquisition of Eviosys on December 4, 2024, the Company now also provides non-contributory defined benefit pension plans for certain of its employees in Italy, Switzerland, Spain, and Ireland. The Company also sponsors contributory defined benefit pension plans covering certain of its employees in the United Kingdom, Canada and the Netherlands, and provides postretirement healthcare and life insurance benefits to a limited number of its retirees and their dependents in the United States and Canada, based on certain age and/or service eligibility requirements.
The components of net periodic benefit cost include the following:

	Three Months Ended
	March 30, 2025	March 31, 2024
Retirement Plans
Service cost	$1,196	$755
Interest cost	5,133	4,709
Expected return on plan assets	(3,205)	(2,796)
Amortization of prior service cost	188	205
Amortization of net actuarial loss	988	1,075
Net periodic benefit cost	$4,300	$3,948

Retiree Health and Life Insurance Plans
Service cost	$39	$54
Interest cost	237	250
Expected return on plan assets	(100)	(98)
Amortization of prior service credit	94	96
Amortization of net actuarial gain	(214)	(146)
Net periodic benefit cost	$56	$156
Contributions
The Company made aggregate contributions of $4,223 and $3,989 to its defined benefit retirement and retiree health and life insurance plans during the three-month periods ended March 30, 2025 and March 31, 2024, respectively. The Company expects to make additional aggregate contributions of approximately $18,800 to its defined benefit retirement and retiree health and life insurance plans over the remainder of 2025.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 14: Income Taxes
The Company’s effective tax rates for the three-month periods ended March 30, 2025 and March 31, 2024 were 30.9% and 18.6%, respectively. The Company’s effective tax rates varied from the U.S. statutory rate due primarily to rate differences between U.S. and non-U.S. jurisdictions and the relative amounts earned in those jurisdictions, state income taxes, and discrete tax adjustments that were not consistent year over year.
The Company and/or its subsidiaries file federal, state and local income tax returns in the United States and various foreign jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years prior to 2019.
The Company’s reserve for uncertain tax benefits decreased by $358 from December 31, 2024 to March 30, 2025 due primarily to a decrease in reserves related to existing tax positions. Although the Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental, management believes that any reasonably foreseeable outcomes related to these matters have been adequately provided for. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which earnings or deductions are realized may differ from current estimates. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly basis. The Company has operations and pays taxes in many countries outside of the U.S. and taxes on those earnings are subject to varying rates. The Company is not dependent upon the favorable benefit of any one jurisdiction to an extent that the loss of such benefit would have a material effect on the Company’s overall effective tax rate.
Note 15: Leases
The Company routinely enters into leasing arrangements for real estate (including manufacturing facilities, office space, and warehouses), transportation equipment (automobiles, forklifts, and trailers), and office equipment (copiers and postage machines). The assessment of the certainty associated with the exercise of various lease renewal, termination, and purchase options included in the Company’s lease contracts is performed after contemplating all the relevant facts and circumstances in accordance with guidance under ASC 842, “Leases.” Most of the Company’s real estate leases, in particular, include one or more options to renew, with renewal terms that typically extend the lease term in increments from one to five years. The Company’s leases do not have any significant residual value guarantees or restrictive covenants.
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
The Company completed the Eviosys acquisition on December 4, 2024. The acquisition included operating lease liabilities of $42,468 with a weighted-average remaining lease maturity term of 8.1 years and a weighted-average discount rate of 4.5%. For additional information about this acquisition, see Note 4.
The following table sets forth the balance sheet location and aggregate values of the Company’s lease assets and lease liabilities at March 30, 2025 and December 31, 2024:

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Classification	Balance Sheet Location	March 30, 2025	December 31, 2024
Lease Assets
Operating lease assets	Right of Use Asset - Operating Leases	$329,601	$307,688
Finance lease assets	Other Assets	64,224	76,831
Total lease assets		$393,825	$384,519

Lease Liabilities
Current operating lease liabilities	Accrued expenses and other	$57,123	$52,648
Current finance lease liabilities	Notes payable and current portion of long-term debt	24,373	22,284
Total current lease liabilities		$81,496	$74,932

Noncurrent operating lease liabilities	Noncurrent Operating Lease Liabilities	$277,932	$258,735
Noncurrent finance lease liabilities	Long-term Debt, net of current portion	35,502	45,344
Total noncurrent lease liabilities		$313,434	$304,079

Total lease liabilities		$394,930	$379,011
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
The following table sets forth the components of the Company’s total lease cost for the three-month periods ended March 30, 2025 and March 31, 2024:

		Three Months Ended
Lease Cost		March 30, 2025	March 31, 2024
Operating lease cost	(a)	$15,484	$13,370
Finance lease cost:
Amortization of lease asset	(a)	3,002	3,085
Interest on lease liabilities	(b)	700	921
Variable lease cost	(a) (c)	12,422	6,597
Impairment charges	(d)	633	—
Total lease cost		$32,241	$23,973

(a) Production-related costs are included in “Cost of sales” and administrative costs are included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Income.
(b) Included in “Interest expense” in the Condensed Consolidated Statements of Income.
(c) Also includes short term lease costs, which are deemed immaterial.
(d) Impairment charges are included in “Restructuring/asset impairment charges” in the Company’s Condensed Consolidated Statements of Income. See Note 6 for additional information.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth certain lease-related information for the three-month periods ended March 30, 2025 and March 31, 2024:

	Three Months Ended
	March 30, 2025	March 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$14,226	$11,411
Operating cash flows used by finance leases	$700	$921
Financing cash flows used by finance leases	$3,057	$3,684
Noncash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$11,011	$26,432
Leased assets obtained in exchange for new finance lease liabilities	$2,279	$2,042
Modification to leased assets for increase in operating lease liabilities	$16,626	$4,171
Modification to leased assets for increase/(decrease) in finance lease liabilities	$(10,440)	$—
Termination reclasses to decrease operating lease assets	$(232)	$(1,103)
Termination reclasses to decrease operating lease liabilities	$(274)	$(1,316)
Termination reclasses to decrease finance lease assets	$(82)	$—
Termination reclasses to decrease finance lease liabilities	$(84)	$—
Note 16: Revenue Recognition
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

	March 30, 2025	December 31, 2024
Contract Assets	$80,294	$67,062
Contract Liabilities	(43,428)	(60,024)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Significant changes in the contract assets and liabilities balances during the three-month period ended March 30, 2025 and the year ended December 31, 2024 were as follows:

	March 30, 2025		December 31, 2024
	Contract Asset	Contract Liability	Contract Asset	Contract Liability
Beginning Balance	$67,062	$(60,024)	$14,754	$(15,252)
Acquired as part of a business combination	—	—	62,439	(47,478)
Revenue deferred or rebates accrued	—	(11,812)	—	(25,736)
Recognized as revenue	—	500	—	2,341
Rebates paid to customers	—	27,908	—	26,101
Increases due to rights to consideration for customer specific goods produced, but not billed during the period	80,294	—	67,062	—
Transferred to receivables from contract assets recognized at the beginning of the period and acquired as part of business combination	(67,062)	—	(77,193)	—
Ending Balance	$80,294	$(43,428)	$67,062	$(60,024)

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
The following tables set forth information about revenue disaggregated by primary geographic regions for the three-month periods ended March 30, 2025 and March 31, 2024. The tables also include a reconciliation of disaggregated revenue with reportable segments. The Company’s reportable segments are aligned by product nature as disclosed in Note 17.

Three-month period ended March 30, 2025	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary Geographical Markets:
United States	$448,034	$357,586	$69,478	$875,098
Europe, Middle East and Africa (EMEA)	567,024	86,109	14,473	667,606
Canada	3,865	21,434	—	25,299
Asia Pacific	24,639	35,837	251	60,727
Other	23,031	56,743	724	80,498
Total	$1,066,593	$557,709	$84,926	$1,709,228

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Three-month period ended March 31, 2024	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary Geographical Markets:
United States	$422,592	$354,366	$109,568	$886,526
Europe, Middle East and Africa (EMEA)	105,136	97,700	14,390	217,226
Canada	3,903	24,770	—	28,673
Asia Pacific	24,463	56,950	354	81,767
Other	25,576	59,274	9,594	94,444
Total	$581,670	$593,060	$133,906	$1,308,636
Note 17: Segment Reporting
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
The Company’s chief operating decision maker (“CODM”) is the chief executive officer. The CODM assesses segment performance and allocates resources to each segment by using each segment’s operating profit. The CODM uses operating profit for each segment in the annual budgeting and forecasting process and reviews segment operating profit quarterly when making decisions about allocating capital and operating resources to segments. Disaggregated assets by segment are not disclosed since segment assets are not regularly provided to the CODM.
Segment operating profit viewed by the Company to evaluate segment performance does not include the following: restructuring/asset impairment charges; amortization of acquisition intangibles; gains/losses from the sale of businesses or other assets; acquisition, integration and divestiture-related costs; changes in last-in, first-out (“LIFO”) inventory reserves; derivative gains/losses; or certain other items, if any, the exclusion of which the Company’s management believes improves the comparability and analysis of the ongoing operating performance of the business. All other general corporate expenses have been allocated as operating costs to each of the Company’s reportable segments and the All Other group of businesses, except for costs related to discontinued operations.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth financial information about each of the Company’s reportable segments:

SEGMENT FINANCIAL INFORMATION
Three-month period ended March 30, 2025	Consumer Packaging	Industrial Paper Packaging	Total Reportable Segments
Sales from external customers	$1,066,593	$557,709	$1,624,302
Intersegment sales(1)	2,769	27,015	29,784
	$1,069,362	$584,724	$1,654,086
Reconciliation of sales
Other sales(2)			86,289
Elimination of intersegment sales			(31,147)
Total consolidated sales			$1,709,228
Less:(3)
Cost of sales(4)	(853,732)	(421,983)
Other segment items(5)	(74,859)	(91,617)
Segment operating profit	$140,771	$71,124	$211,895

Other segment disclosures:
Equity in (loss)/earnings of affiliates, net of tax	$(51)	$1,972
Depreciation, depletion and amortization(6)	$48,955	$28,333

(1)	Intersegment sales are recorded at a market-related transfer price.
(2)	Sales from businesses below the quantitative threshold are attributable to the group of businesses within All Other.
(3)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Three-month period ended March 31, 2024	Consumer Packaging	Industrial Paper Packaging	Total Reportable Segments
Sales from external customers	$581,670	$593,060	$1,174,730
Intersegment sales(1)	1,775	28,417	$30,192
	$583,445	$621,477	$1,204,922
Reconciliation of sales
Other sales(2)			135,697
Elimination of intersegment sales			(31,983)
Total consolidated sales			$1,308,636
Less:(3)
Cost of sales(4)	(479,490)	(459,134)
Other segment items(5)	(45,388)	(96,499)
Segment operating profit	$58,567	$65,844	$124,411

Other segment disclosures:
Equity in earnings of affiliates, net of tax	$13	$1,124
Depreciation, depletion and amortization(6)	$24,897	$28,503

(1)	Intersegment sales are recorded at a market-related transfer price.
(2)	Sales from businesses below the quantitative threshold are attributable to the group of businesses within All Other.
(3)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth the reconciliation of segment operating profit to “Income from continuing operations before income taxes” for the periods presented.

	Three Months Ended
	March 30, 2025	March 31, 2024
Segment operating profit	$211,895	$124,411
Other operating profits(1)	11,926	17,125
Unallocated amounts:
Restructuring/Asset impairment charges	(13,581)	(31,010)
Amortization of acquisition intangibles	(41,961)	(17,894)
Loss from divestiture of business and other assets	(4,183)	—
Acquisition, integration and divestiture-related costs	(27,266)	(5,504)
Changes in LIFO inventory reserves	(562)	(431)
Derivative gains	2,949	286
Other corporate costs(2)	(11,098)	(11,088)
Other operating charges, net(3)	(1,259)	(3,323)
Other expenses, net(4)	(6,517)	—
Non-operating pension costs	(3,121)	(3,295)
Interest expense	(56,027)	(30,164)
Interest income	7,348	3,133
Income from continuing operations before income taxes	$68,543	$42,246

(1)	Operating profit from segments below the quantitative threshold are attributable to the group of businesses within All Other.
(2)	Other corporate costs represent recurring operating expenses previously allocated to TFP that will remain with Sonoco subsequent to the divestiture.
(3)	Primarily consists of highly inflationary accounting in Turkey and other miscellaneous charges in both 2025 and 2024.
(4)
These expenses relate to charges from third-party financial institutions related to the Company’s centralized treasury program under which the Company sells certain trade accounts receivables in order to accelerate its cash collection cycle, primarily within the Consumer Packaging segment.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth the reconciliation of other segment disclosures to consolidated totals for the periods presented.

	Three Months Ended
	March 30, 2025	March 31, 2024
Equity in (loss)/earnings of affiliates, net of tax
Consumer Packaging	$(51)	$13
Industrial Paper Packaging	1,972	1,124
Reportable Segment Total	1,921	1,137
Adjustments	—	—
Consolidated Total	$1,921	$1,137

Depreciation, depletion and amortization
Consumer Packaging	$48,955	$24,897
Industrial Paper Packaging	28,333	28,503
Reportable Segment Total	77,288	53,400
Other(1)	44,515	21,546
Consolidated Total	$121,803	$74,946

(1)	Other represents depreciation, depletion and amortization expense for the All Other group of businesses and total amortization of acquisition intangibles for Sonoco, excluding discontinued operations.
Note 18: Commitments and Contingencies
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
Spartanburg
In connection with its acquisition of Tegrant in November 2011, the Company identified potential environmental contamination at a site in Spartanburg, South Carolina. Since the acquisition, the Company has spent a total of $2,345 on remediation of the Spartanburg site. At March 30, 2025 and December 31, 2024, the Company’s accrual for environmental contingencies related to the Spartanburg site totaled $5,055 and $5,096, respectively. The Spartanburg site and related environmental liabilities were part of the sale of TFP to Toppan, which was completed on April 1, 2025, subsequent to the end of the first quarter. Accordingly, these accruals are reflected in “Current liabilities of discontinued operations” on the Company’s Condensed Consolidated Balance Sheets.
Other environmental matters
The Company has been named as a potentially responsible party at several other environmentally contaminated sites. All of the sites are also the responsibility of other parties. The potential remediation liabilities are shared with such other parties, and, in most cases, the Company’s share, if any, cannot be reasonably estimated at the current time. However, the Company does not believe that the resolution of these matters has a reasonable possibility of having a material adverse effect on the Company’s financial statements. At March 30, 2025 and December 31, 2024, the Company’s accrual for these other sites totaled $1,807 and $1,933, respectively, and are included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets.

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

FORWARD LOOKING STATEMENTS
Statements included in this Quarterly Report on Form 10-Q that are not historical in nature, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, Sonoco Products Company (the “Company” or “Sonoco”) and its representatives may from time to time make other oral or written statements that are also “forward-looking statements.” Words such as “aim,” “anticipate,” “assume,” “believe,” “can,” “committed,” “consider,” “continue,” “could,” “develop,” “estimate,” “expect,” “forecast,” “foresee,” “future,” “goal,” “guidance,” “intend,” “is designed to,” “likely,” “maintain,” “may,” “might,” “objective,” “ongoing,” “opportunity,” “outlook,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “strategy,” “target,” “will,” “would,” or the negative thereof, and similar expressions identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding:
•availability and supply of raw materials and energy, and offsetting high raw material and energy costs;
•the effects of economic downturns, tariffs or other changes in trade policy, inflation, volatility and other macroeconomic factors on the Company and its industry, including the Company’s ability to manage such matters and their effects on consumers and customers;
•the resiliency of the Company’s operating model;
•supply chain disruptions;
•consumer and customer actions in connection with political, social, and economic instability, war and other geopolitical tensions;
•improved productivity and cost containment;
•the Company’s acquisition of Titan Holdings I B.V. (“Eviosys”) and the anticipated benefits of the acquisition, including with respect to market leadership, strategic alignment, customer relationships, sustainability, innovation and cost synergies;
•effects and timing of, and anticipated costs, synergies and gains resulting from our other contemplated, pending, and completed acquisitions, including the Company’s acquisitions of Ball Metalpack Holding, LLC, renamed Sonoco Metal Packaging, the remaining ownership interest in RTS Packaging, LLC, a paper mill in Chattanooga, Tennessee, and Inapel Embalagens Ltda.;
•effects and timing of, and anticipated gains and costs, of the Company’s restructuring and portfolio simplification activities, including with respect to streamlining of the Company’s organizational structure and the Company’s contemplated, pending, and completed divestitures, including the Company’s sale of its Thermoformed and Flexibles Packaging business and its global Trident business (collectively, “TFP”), its Protective Solutions business (“Protexic”), and two production facilities in China, and the potential divestiture of the Company’s ThermoSafe business;
•adequacy and anticipated amounts and uses of cash flows;
•capital allocation, including expected amounts of capital spending;
•the Company’s capital structure, including the incurrence of debt and the repayment of debt;
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
•availability, transportation and pricing of raw materials, energy and transportation, including the impact of changes in tariffs or sanctions and escalating trade wars, and the impact of war, general regional instability and other geopolitical tensions (such as the ongoing conflict between Russia and Ukraine as well as the economic sanctions related thereto, and the ongoing conflicts in the Middle East), and the Company’s ability to pass raw material, energy and transportation price increases and surcharges through to customers or otherwise manage these commodity pricing risks;
•costs of labor;
•work stoppages due to labor disputes;
•success of new product development, introduction and sales, including successful timing of new product or product innovation introductions;
•success of implementation of new manufacturing technologies and installation of manufacturing equipment, including the startup of new facilities and lines;
•consumer demand for products and changing consumer preferences, including changes related to inflation, tariffs, and other macroeconomic factors;
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
•ability to maintain or improve margins and leverage cash flows and financial position;
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

SONOCO PRODUCTS COMPANY
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
•actions of domestic or foreign government agencies, the impact of new and evolving laws, regulations, rules and standards affecting the Company, and increased costs of compliance;
•international, national, and local economic and market conditions and levels of unemployment;
•economic disruptions resulting from changing tariff policies and trade wars, war, and other geopolitical tensions (such as the ongoing military conflict between Russia and Ukraine and the ongoing conflicts in the Middle East), public health events, terrorist activities, and natural disasters; and
•inflation and the activities and operations in highly inflationary economies.
More information about the risks, uncertainties, and assumptions that may cause actual results to differ materially from those expressed or forecasted in forward-looking statements is provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 under Item 1A - “Risk Factors” and throughout other sections of that report and in other reports filed with the Securities and Exchange Commission. In light of these various risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q might not occur.
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

SONOCO PRODUCTS COMPANY

COMPANY OVERVIEW
Sonoco is now a multi-billion dollar global designer, developer, and manufacturer of a variety of highly engineered and sustainable packaging products serving multiple end markets serving some of the world’s best-known brands around the globe from approximately 285 locations in 40 countries. The Company’s operating and reporting structure consists of two reportable segments, Consumer Packaging and Industrial Paper Packaging, with all remaining businesses reported as All Other.
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
Sonoco’s goal is to increase its long-term profitability and return capital to shareholders. Over the past several years, we have simplified our portfolio around fewer, bigger businesses, which has reduced operating complexity and improved agility. On December 4, 2024, Sonoco completed the acquisition of Eviosys, Europe’s leading food cans, ends and closures manufacturer, from KPS Capital Partners, LP, for net cash consideration of approximately $3.8 billion. The transaction advances Sonoco’s portfolio transformation strategy to simplify and realign its portfolio and position the Company for long-term growth and value creation. The transaction, the largest in the Company’s history, expands Sonoco’s global leadership in metal food can and aerosol packaging and facilitates our ability to partner with global customers to advance innovation and sustainability in metal packaging offerings. During 2025, Eviosys will complete its transition to the Sonoco brand and operate under the Consumer Packaging segment.
Sonoco’s portfolio transformation strategy also includes significant divestitures. For example, on April 1, 2025, subsequent to the end of the first quarter, the Company completed the sale of TFP to TOPPAN Holdings Inc. (“Toppan”) for a purchase price of approximately $1.8 billion on a cash-free and debt-free basis and subject to customary adjustments. On a standalone basis, TFP had revenue of $1.3 billion in 2024.
As previously disclosed, the Company initiated a review of strategic alternatives for ThermoSafe, its leading temperature-assured packaging business. On a standalone basis, ThermoSafe, which is part of the All Other group of businesses, had revenue of $245 million in 2024. The Company expects to complete its review of strategic alternatives for ThermoSafe in the second half of 2025.
The Company believes that these completed and potential divestitures will enable greater strategic and operational focus while also generating proceeds to fund deleveraging and further focus capital investments in our core Consumer Packaging and Industrial Paper Packaging businesses.
The Company is focused on efficient capital deployment into these larger, core business units to improve economic returns and improve integration effectiveness and speed for acquired strategic assets. In parallel, the Company continues to work on commercial, operational, and supply chain excellence programs to shift the mix of its business towards higher-valued products and increase overall productivity from procurement savings, production efficiencies, and fixed cost reduction initiatives, as well as strategic pricing initiatives intended to better capture input costs and the value of the services provided.
Global Trade Developments
Recent developments in U.S. and foreign trade policy have increased uncertainty for the global economy and the Company’s business. On March 4, 2025, the U.S. Government (the “Administration”) imposed a 25% tariff on all imports from Canada or Mexico. After imposing this tariff, the Administration allowed for the temporary exemption from the tariff for any goods that comply with the United States-Mexico-Canada Agreement (“USMCA”), which has helped mitigate the impact of the tariff on the Company’s operations in North America. On February 10, 2025, the Administration announced the expansion of Section 232 steel and aluminum tariffs (“Section 232 Tariffs”) on steel and aluminum imported into the United States, effective March 12, 2025, and the termination of the granting of new exclusions to mitigate these tariffs. As a result, imported steel and aluminum is now subject to a 25% duty.
Further, on April 2, 2025, the Administration announced an across-the-board 10% tariff on imported goods from most countries, with materially higher tariffs imposed on many of the countries, as well as other trade policy changes. The Administration subsequently suspended the implementation of certain of these trade policy changes, with many of the affected countries expected to negotiate separate trade agreements with the Administration during the suspension. In response to the Administration’s tariff actions, some countries have announced additional trade measures, including

SONOCO PRODUCTS COMPANY
reciprocal tariffs, which may continue to give rise to further escalations of trade measures by the United States and impacted countries. Canada has imposed retaliatory tariffs on goods coming from the United States, including a 25% tariff on a variety of enumerated goods on March 4 and March 13, 2025. At the same time, Canada has not exempted USMCA-qualified goods from these tariffs on U.S.-origin goods. Some of the enumerated goods subject to this tariff include products and materials shipped to Sonoco’s plants in Canada.
While the exact scope of any tariffs or other trade policy changes that will ultimately be implemented is not known at this time, the Company does not currently expect these recently announced tariffs and proposed future tariffs to have a material direct effect on the Company’s profitability or cash flows over the remainder of 2025 because the Company’s manufacturing network is designed to serve local markets, reducing its exposure to cross-border disruptions and tariff-related risks, and while the Company is actively working with its customers to help manage the impacts of higher input costs driven by tariffs, its business model allows for pricing adjustments when necessary. In addition, the Company believes its transformed portfolio following the Eviosys acquisition and the sale of TFP is significantly more resilient, with over two-thirds of the Company’s sales for the three-month period ended March 30, 2025 coming from the Consumer Packaging segment, a segment that has historically demonstrated strong performance across economic cycles. In addition, while the Section 232 Tariffs impact input costs for the Company’s U.S.-based metal packaging and rigid paper container businesses (part of the Consumer Packaging segment), which source a portion of their steel and aluminum purchases from outside the United States, the Company intends, and has the contractual ability, to pass such increases in cost due to tariffs to its customers.
The ultimate resolution and consequences of these trade policy developments, and their effect on the Company in uncertain and the Company will continue to monitor the Administration’s trade policy changes closely in order to adapt its strategies and to maintain competitiveness in a challenging market environment. See “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
RESULTS OF OPERATIONS
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
On December 18, 2024, the Company announced that it had entered into an agreement to sell TFP to Toppan. This sale was completed on April 1, 2025, subsequent to the end of the first quarter. In accordance with applicable accounting guidance, the results of TFP are presented as discontinued operations in the Condensed Consolidated Statements of Income and, as such, have been excluded from both continuing operations and segment results for all periods presented in this Quarterly Report on Form 10-Q. Further, the Company reclassified the assets and liabilities of TFP as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets as of March 30, 2025 and December 31, 2024. The Condensed Consolidated Statements of Comprehensive Income, Changes in Total Equity, and Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations. All amounts, percentages and disclosures for all periods presented in this Quarterly Report on Form 10-Q reflect only the continuing operations of Sonoco unless otherwise noted.

SONOCO PRODUCTS COMPANY
First Quarter 2025 Compared with First Quarter 2024
The following discussion provides a review of results for the three-month period ended March 30, 2025 versus the three-month period ended March 31, 2024.
Overview
Consolidated net sales for the first quarter of 2025 were $1.7 billion, a $400.6 million or 30.6% increase from the first quarter of 2024. The increase was driven by $464.3 million in sales from the Eviosys acquisition in December 2024 and increased sales of $22.2 million as a result of increased selling prices across the Industrial Paper Packaging and Consumer Packaging segments. These increases were partially offset by a decrease of $51.5 million of sales related to divestitures and a net decline in volume/mix of $9.7 million.
GAAP operating profit for the first quarter of 2025 was $126.9 million, an increase of 74.8% from the $72.6 million reported in the first quarter of 2024. The increase in GAAP operating profit was primarily due to a $82.5 million increase in gross profit, and a decrease in restructuring related costs of $17.4 million from the prior year, partially offset by an increase of $41.5 million in selling, general and administrative expenses including acquisition and integration costs, and a net loss on dispositions of $4.2 million. Adjusted Operating Profit for the first quarter of 2025 was $212.7 million, an increase of 63.1% from the $130.4 million reported for the same period in 2024.
GAAP net income attributable to Sonoco for the first quarter of 2025 decreased to $54.4 million, or $0.55 per diluted share, compared to $65.2 million, or $0.66 per diluted share, for the first quarter of 2024. This decrease was primarily due to the increase in GAAP operating profit as described above, more than offset by an increase in net interest expense, a decrease in GAAP Net Income from discontinued operations, and an increased provision for income taxes as described below. Adjusted net income attributable to Sonoco and Adjusted diluted earnings per share for the first quarter of 2025 were $136.8 million ($1.38 per diluted share), compared with $111.5 million ($1.12 per diluted share) for the same period in 2024.
Costs and Expenses
Cost of goods sold increased by $318.1 million, or 30.7%, in the first quarter of 2025 compared with the first quarter of 2024. This increase was primarily driven by the Eviosys acquisition, partially offset by the decline in costs from the sale of the Protexic business in April 2024, improved productivity from procurement savings, production efficiencies, fixed cost reduction initiatives, and materials price reductions. Gross profit margins were flat at 20.7% in each of the first quarter of 2025 and the first quarter of 2024.
Selling, general and administrative costs increased by $41.5 million, or 24.8%, and were 12.2% of sales in the first quarter of 2025, compared to 12.8% of sales in the first quarter of 2024. This increase was primarily due to the acquisition of Eviosys and the increase in acquisition, integration, and divestiture-related costs.
Restructuring/Asset impairment charges totaled $13.6 million in the first quarter of 2025, compared with $31.0 million during the same period last year. The higher cost in the prior year was primarily related to the closure of the Company’s paper mill in Sumner, Washington during the first quarter of 2024. Additional information regarding restructuring and asset impairment charges is provided in Note 6 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Loss on divestiture of business and other assets of $4.2 million in the first quarter of 2025 reflects a $5.4 million loss from the sale of the Company’s tube and core operations in Venezuela, partially offset by a $1.2 million gain from the sale of a small construction tube operation in France, both part of the Industrial Paper Packaging segment. See Note 4 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Other expense, net totaled $6.5 million in the first quarter of 2025. The amount represents charges from third-party financial institutions related to our centralized treasury program under which the Company sells certain trade accounts receivables in order to accelerate its cash collection cycle primarily within our Consumer Packaging segment.
Net interest expense for the first quarter of 2025 increased to $48.7 million, compared with $27.0 million during the first quarter of 2024. The increase was primarily due to higher year-over-year debt levels resulting from financing transactions related to the Eviosys acquisition.
The effective tax rates for continuing operations reflected in GAAP net income and Adjusted net income attributable to Sonoco in the first quarter of 2025 were 30.9% and 25.7%, respectively, compared with 18.6% and 26.2%, respectively, in the corresponding prior year quarter. The increase in the GAAP effective tax rate was primarily due to an adjustment to

SONOCO PRODUCTS COMPANY
record deferred tax liabilities on certain entities considered to be held for sale, as well as discrete non-GAAP charges for which no tax benefit will be realized.
Discontinued Operations
Net income from discontinued operations totaled $5.2 million for the first quarter of 2025, compared with $29.7 million for the first quarter of 2024. The decrease in net income is primarily due to the increase in interest expense related to debt required to be repaid upon closure of the sale of TFP.
Reportable Segments
The Company’s operating and reporting structure consists of two reportable segments, Consumer Packaging and Industrial Paper Packaging, with all remaining businesses reported as All Other. The following table summarizes net sales attributable to each of the Company’s segments and the All Other group of businesses for the first quarters of 2025 and 2024:

	Three Months Ended
(Dollars in thousands)	March 30, 2025	March 31, 2024	% Change
Net sales:
Consumer Packaging	$1,066,593	$581,670	83.4%
Industrial Paper Packaging	557,709	593,060	(6.0)%
Total reportable segments	1,624,302	1,174,730	38.3%
All Other	84,926	133,906	(36.6)%
Net sales	$1,709,228	$1,308,636	30.6%
The following table summarizes operating profit attributable to each of the Company’s reportable segments, the All Other group of businesses, and Corporate-related activity during the first quarters of 2025 and 2024:

	Three Months Ended
(Dollars in thousands)	March 30, 2025	March 31, 2024	% Change
Operating profit:
Consumer Packaging	$140,771	$58,567	140.4%
Industrial Paper Packaging	71,124	65,844	8.0%
Segment operating profit	211,895	124,411	70.3%
All Other	11,926	17,125	(30.4)%
Corporate
Restructuring/Asset impairment charges	(13,581)	(31,010)
Amortization of acquisition intangibles	(41,961)	(17,894)
Loss on divestiture of business and other assets	(4,183)	—
Acquisition, integration and divestiture-related costs	(27,266)	(5,504)
Other corporate costs	(11,098)	(11,088)
Other operating income/(expense), net	1,128	(3,468)
Operating profit	$126,860	$72,572	74.8%

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
Segment sales increased $484.9 million over the corresponding prior year quarter primarily due to increased sales from the 2024 Eviosys acquisition of $464.3 million and increased volumes/mix of $23.3 million. Year-over-year prices remained fairly flat.
Segment operating profit increased over the corresponding prior year quarter primarily due to operating profits from the Eviosys acquisition of $49.2 million and positive price/cost of $27.1 million. As a result, segment operating profit margin increased to 13.2% in the first quarter of 2025 from 10.1% in the same period last year.
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
Segment sales decreased $35.4 million from the corresponding prior year quarter primarily due to lower sales of $26.0 million from a decline in volume/mix, lower sales of $11.6 million due to the disposition of facilities in China during the fourth quarter of 2024, and $16.4 million unfavorable impact from foreign currency exchange rates. These headwinds were only partially offset by a $20.7 million increase from higher selling prices.
Segment operating profit increased over the corresponding prior year quarter primarily due to a $10.3 million increase from a positive price/cost environment combined with a $7.3 million increase attributable to strong productivity from procurement savings, production efficiencies, and fixed cost reduction initiative. These increases were partially offset by a decline of $5.8 million attributable to lower volumes and an unfavorable impact from foreign currency exchange rates. As a result, segment operating profit margin increased to 12.8% in the first quarter of 2025 from 11.1% in the same period last year.
All Other
The primary products produced within the All Other group of businesses consist of a variety of packaging materials, including plastic, paper, foam, and various other specialty materials serving a wide variety of end markets including consumer staples, consumer discretionary, and industrial.
Sales declined from the same period of the prior year primarily due to the sale of the Protexic business and the decline in volume/mix. Pricing was flat year over year.
All Other operating profit decreased in the first quarter of 2025 compared to the same period last year, primarily due to volume declines in our Industrial Plastics businesses and the sale of the Protexic business in April 2024. Price/cost was also a headwind from 2024, but this impact was largely offset by higher productivity from procurement savings, production efficiencies, and fixed cost reduction initiatives. As a result, operating profit margin increased to 14.0% in the first quarter of 2025 compared to 12.8% in the same period last year.

NON-GAAP FINANCIAL MEASURES
The Company uses certain financial performance measures, both internally and externally, that are not in conformity with GAAP (referred to as “non-GAAP financial measures”) to assess and communicate the financial performance of the Company. These “non-GAAP” financial measures, which are identified using the term “Adjusted” (for example, “Adjusted Operating Profit,” “Adjusted Net Income Attributable to Sonoco,” and “Adjusted Diluted EPS”) reflect adjustments to the Company’s GAAP operating results to exclude amounts, including the associated tax effects, relating to:
•restructuring/asset impairment charges1;
•acquisition, integration and divestiture-related costs;
•gains or losses from the divestiture of businesses and other assets;
•losses from the early extinguishment of debt;

SONOCO PRODUCTS COMPANY
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
The Company’s management believes the exclusion of these amounts improves the period-to-period comparability and analysis of the underlying financial performance of the business. More information about the Company’s use of non-GAAP financial measures is provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, under Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Non-GAAP Financial Measures.”
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

SONOCO PRODUCTS COMPANY
Quarterly Reconciliations of GAAP to Non-GAAP Financial Measures
The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures in the Company’s Condensed Consolidated Statements of Income for the three-month periods ended March 30, 2025 and March 31, 2024.
Adjusted Operating Profit, Adjusted Income Before Income Taxes, Adjusted Provision for Income Taxes, Adjusted Net Income Attributable to Sonoco, and Adjusted Diluted Earnings Per Share (“EPS”)

	For the three-month period ended March 30, 2025
Dollars in thousands, except per share data	Operating Profit	Income Before Income Taxes	Provision for Income Taxes	Net Income Attributable to Sonoco	Diluted EPS
As Reported (GAAP)[1]	$126,860	$68,543	$21,147	$54,429	$0.55
Acquisition, integration and divestiture-related costs[2]	27,266	27,266	6,637	30,295	0.30
Changes in LIFO inventory reserves	562	562	142	420	—
Amortization of acquisition intangibles	41,961	41,961	9,604	32,144	0.32
Restructuring/Asset impairment charges	13,581	13,581	3,200	10,715	0.11
Loss on divestiture of business and other assets	4,183	4,183	372	3,811	0.04
Non-operating pension costs	—	3,121	798	2,323	0.02
Net gains from derivatives	(2,949)	(2,949)	(744)	(2,205)	(0.02)
Other adjustments[3]	1,259	1,259	(603)	4,908	0.06
Total adjustments	85,863	88,984	19,406	82,411	0.83
Adjusted	$212,723	$157,527	$40,553	$136,840	$1.38
Due to rounding, individual items may not sum appropriately.
1 Operating profit, income before income taxes, and provision for income taxes exclude results related to discontinued operations of $37,791, $12,979 and $7,807, respectively.
2 Acquisition, integration and divestiture-related costs relate mostly to the Company’s December 2024 acquisition of Eviosys and the divestiture of the TFP business, which was completed on April 1, 2025.
3 Other adjustments include discrete tax items primarily related to a $3,500 tax expense due to the reduction of the deferred tax asset on the outside basis of certain held-for-sale entities.

	For the three-month period ended March 31, 2024
Dollars in thousands, except per share data	Operating Profit	Income Before Income Taxes	Provision for Income Taxes	Net Income Attributable to Sonoco	Diluted EPS
As Reported (GAAP)[1]	$72,572	$42,246	$7,871	$65,177	$0.66
Acquisition, integration and divestiture-related costs	5,504	5,504	1,408	4,209	0.04
Changes in LIFO inventory reserves	431	431	108	323	—
Amortization of acquisition intangibles	17,894	17,894	4,368	17,366	0.18
Restructuring/Asset impairment charges	31,010	31,010	6,980	24,584	0.25
Non-operating pension costs	—	3,295	823	2,472	0.02
Net gains from derivatives	(286)	(286)	(72)	(214)	—
Other adjustments	3,323	3,323	5,653	(2,425)	(0.03)
Total adjustments	57,876	61,171	19,268	46,315	0.46
Adjusted	$130,448	$103,417	$27,139	$111,492	$1.12
Due to rounding, individual items may not sum appropriately.
1 Operating profit, income before income taxes, and provision for income taxes exclude results related to discontinued operations of $39,881, $39,250 and $9,489, respectively.

SONOCO PRODUCTS COMPANY
Adjusted EBITDA1

	Three Months Ended
Dollars in thousands	March 30, 2025	March 31, 2024

Net income attributable to Sonoco	$54,429	$65,177
Adjustments
Interest expense	80,938	31,220
Interest income	(7,629)	(3,558)
Provision for income taxes	28,954	17,360
Depreciation, depletion and amortization	121,492	90,559
Non-operating pension costs	3,121	3,295
Net income attributable to noncontrolling interests	60	96
Restructuring/Asset impairment charges	14,007	31,618
Changes in LIFO inventory reserves	562	431
Loss on divestiture of business and other assets	4,183	—
Acquisition, integration and divestiture-related costs	39,942	5,661
Net gains from derivatives	(2,949)	(286)
Other non-GAAP adjustments	646	3,180
Adjusted EBITDA	$337,756	$244,753

1Adjusted EBITDA is calculated on a total Company basis, including both continuing operations and discontinued operations.
The Company does not calculate net income by segment; therefore, Adjusted EBITDA by segment is reconciled to the closest GAAP measure of segment profitability, segment operating profit. Segment operating profit is the measure of segment profit or loss reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance in accordance with Accounting Standards Codification 280, “Segment Reporting,” as prescribed by the Financial Accounting Standards Board.
Segment results, which are reviewed by the Company’s management to evaluate segment performance, do not include the following: restructuring/asset impairment charges; amortization of acquisition intangibles; acquisition, integration and divestiture-related costs; changes in LIFO inventory reserves; gains/losses from the sale of businesses or other assets; gains/losses from derivatives; or certain other items, if any, the exclusion of which the Company believes improves the comparability and analysis of the ongoing operating performance of the business. Accordingly, the term “segment operating profit” is defined as the segment’s portion of “operating profit” excluding those items. All other general corporate expenses have been allocated as operating costs to each of the Company’s reportable segments and All Other, except for costs related to discontinued operations. Total operating profit is composed of the sum of segment and All Other operating profit plus certain items that have been allocated to Corporate, including amortization of acquisition intangibles; restructuring/asset impairment charges; changes in LIFO inventory reserves; acquisition, integration and divestiture-related costs; gains/losses from the sale of businesses or other assets; gains/losses on derivatives; and certain other items that were excluded from segment and All Other operating profit.

SONOCO PRODUCTS COMPANY

Segment and All Other Adjusted EBITDA and Adjusted EBITDA Margin Reconciliation
For the Three Months Ended March 30, 2025
Excludes results of discontinued operations
Dollars in thousands	Consumer Packaging segment	Industrial Paper Packaging segment	All Other	Corporate	Total
Segment and Total Operating Profit	$140,771	$71,124	$11,926	$(96,961)	$126,860
Adjustments:
Depreciation, depletion and amortization[1]	48,955	28,333	2,554	41,961	121,803
Other expense, net[2]	—	—	—	(6,517)	(6,517)
Equity in (loss)/earnings of affiliates, net of tax	(51)	1,972	—	—	1,921
Restructuring/Asset impairment charges[3]	—	—	—	13,581	13,581
Changes in LIFO inventory reserves[4]	—	—	—	562	562
Acquisition, integration and divestiture-related costs[5]	—	—	—	27,266	27,266
Loss on divestiture of business and other assets[6]	—	—	—	4,183	4,183
Net gains from derivatives[7]	—	—	—	(2,949)	(2,949)
Other non-GAAP adjustments	—	—	—	1,259	1,259
Segment Adjusted EBITDA	$189,675	$101,429	$14,480	$(17,615)	$287,969

Net Sales	$1,066,593	$557,709	$84,926
Segment Operating Profit Margin	13.2%	12.8%	14.0%
Segment Adjusted EBITDA Margin	17.8%	18.2%	17.1%

1 Included in Corporate is the amortization of acquisition intangibles associated with the Consumer Packaging segment of $36,502, the Industrial Paper Packaging segment of $5,265, and the All Other group of businesses of $194.
2 These expenses relate to charges from third-party financial institutions related to our centralized treasury program under which the Company sells certain trade accounts receivables in order to accelerate its cash collection cycle, primarily within the Consumer Packaging segment.
3 Included in Corporate are restructuring/asset impairment charges associated with the Consumer Packaging segment of $1,220 and the Industrial Paper Packaging segment of $12,401, and a gain in the All Other group of businesses of $40.
4 Included in Corporate are changes in LIFO inventory reserves associated with the Consumer Packaging segment of $562.
5 Included in Corporate are acquisition, integration and divestiture-related costs associated with the Consumer Packaging segment of $20,072 and the Industrial Paper Packaging segment of $218.
6 Included in Corporate are losses on the divestiture of businesses associated with the Industrial Paper Packaging segment of $4,183 related to the sale of a production facility in France and the entirety of our business in Venezuela.
7 Included in Corporate are net gains from derivatives associated with the Consumer Packaging segment of $(284), the Industrial Paper Packaging segment of $(2,552), and the All Other group of businesses of $(113).

SONOCO PRODUCTS COMPANY

Segment and All Other Adjusted EBITDA and Adjusted EBITDA Margin Reconciliation
For the Three Months Ended March 31, 2024
Excludes results of discontinued operations
Dollars in thousands	Consumer Packaging segment	Industrial Paper Packaging segment	All Other	Corporate	Total
Segment and Total Operating Profit	$58,567	$65,844	$17,125	$(68,964)	$72,572
Adjustments:
Depreciation, depletion and amortization[1]	24,897	28,503	3,652	17,894	74,946
Equity in earnings of affiliates, net of tax	13	1,124	—	—	1,137
Restructuring/Asset impairment charges[2]	—	—	—	31,010	31,010
Changes in LIFO inventory reserves[3]	—	—	—	431	431
Acquisition, integration and divestiture-related costs[4]	—	—	—	5,504	5,504
Net gains from derivatives[5]	—	—	—	(286)	(286)
Other non-GAAP adjustments	—	—	—	3,323	3,323
Segment Adjusted EBITDA	$83,477	$95,471	$20,777	$(11,088)	$188,637

Net Sales	$581,670	$593,060	$133,906
Segment Operating Profit Margin	10.1%	11.1%	12.8%
Segment Adjusted EBITDA Margin	14.4%	16.1%	15.5%

1 Included in Corporate is the amortization of acquisition intangibles associated with the Consumer Packaging segment of $11,057, the Industrial Paper Packaging segment of $6,631, and the All Other group of businesses of $206.
2 Included in Corporate are restructuring/asset impairment charges associated with the Consumer Packaging segment of $4,317, the Industrial Paper Packaging segment of $22,603, and the All Other group of businesses of $1,148.
3 Included in Corporate are changes in LIFO inventory reserves associated with the Consumer Packaging segment of $92 and the Industrial Paper Packaging segment of $339.
4 Included in Corporate are acquisition, integration and divestiture-related costs associated with the Consumer Packaging segment of $(280) and the Industrial Paper Packaging segment of $655.
5 Included in Corporate are net gains from derivatives associated with the Consumer Packaging segment of $(43), the Industrial Paper Packaging segment of $(190), and the All Other group of businesses of $(53).

SONOCO PRODUCTS COMPANY

Financial Position, Liquidity and Capital Resources
Operating activities used cash of $208.1 million in the first three months of 2025, while they provided cash of $166.2 million in the same period of 2024, a year-over-year decrease of $374.3 million. GAAP net income decreased by $10.8 million year over year as described in the “Results of Operations” section above. Net working capital used $309.4 million of cash in the first three months of 2025, while providing $0.8 million in the same period of 2024, for a year-over-year decrease in operating cash flow of $310.1 million. Accounts receivable used $21.0 million more cash during the first three months of 2025 than in the same period of 2024 as a result of the impact of the changing mix in customer payment terms combined with higher revenues year over year. Inventory was a use of cash of $110.2 million in the first three months of 2025, while it was a source of cash of $18.4 million in the same period of 2024 due to higher overall inventory levels, mainly in tinplate steel, the impacts of inflation, and seasonality. Accounts payable used cash of $134.9 million in the first three months as compared to a provision of cash of $25.7 million in the same period of 2024 due to timing of purchases and scheduled payments. The Company has continued to actively manage inventories and review payment terms with customers and suppliers to address risk and balance economic benefit. Changes in accrued expenses and other assets and liabilities used cash totaling $100.2 million in the first three months of 2025 and $7.1 million in the same period of 2024, for a year-over-year increase in use of cash of $93.2 million. The primary drivers contributing to the change include the higher year-over-year payments related to management incentive compensation of $24.3 million, interest of $22.1 million, and the Company’s restructuring initiatives of $16.8 million.
Investing activities used $88.6 million of cash in the first three months of 2025, compared with $81.7 million in the same period of 2024, a higher year-over-year use of cash of $6.9 million, primarily attributable to higher capital expenditures. Capital expenditures during the first three months of 2025 totaled $92.7 million, a $6.2 million increase year over year. Proceeds from divestitures provided $3.5 million in the first three months of 2025, including $2.0 million of proceeds related to the July 1, 2023 sale of the Company’s U.S. BulkSak business released from escrow in February 2025 and $1.5 million of proceeds from the sale of a small construction tube operation in France.
Financing activities provided $29.6 million of cash in the three-month period ended March 30, 2025, compared with using $62.7 million of cash in the corresponding prior-year period. The primary driver of the $92.3 million year-over-year increase was the receipt of proceeds from the issuance of commercial paper of $528.0 million, partially offset by $448.8 million in net debt repayments during the first three months of 2025, including the repayment upon maturity of the $400 million aggregate principal amount of the Company’s 1.800% notes due February 2025. Net debt repayments in the first quarter of 2024 were $1.8 million. Cash used to pay dividends increased by $1.1 million year over year, reflecting the increase in the quarterly dividend payment from $0.51 per share to $0.52 per share, which increase was approved by the Company’s Board of Directors in April 2024. Cash used to repurchase the Company’s common stock to satisfy employee tax withholding obligations in association with the exercise of certain share-based compensation awards was $10.6 million in the three-month period ended March 30, 2025, compared to $9.1 million in the corresponding prior-year period.
During the three-month period ended March 30, 2025, the Company reported a net increase in cash and cash equivalents of $15.7 million due to currency translation adjustments resulting from a weaker U.S. dollar relative to certain foreign currencies in which cash and cash equivalents were held.
The Company’s cash balances are held in numerous locations throughout the world. At March 30, 2025 and December 31, 2024, approximately $161.4 million and $190.1 million, respectively, of the Company’s reported cash and cash equivalents balances of $181.8 million and $431.0 million, respectively, were held outside of the United States by its foreign subsidiaries. Cash held outside of the United States is available to meet local liquidity needs or for capital expenditures, acquisitions, and other offshore growth opportunities.
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

SONOCO PRODUCTS COMPANY
The Company maintains a revolving credit facility with total commitments of $1.25 billion and a maturity date of May 3, 2029. The Company’s $1.25 billion commercial paper program is supported by the revolving credit facility. At March 30, 2025, the Company had $528.0 million in commercial paper balances outstanding; accordingly, the committed capacity available for drawdown under its revolving credit facility at March 30, 2025 was $722.0 million. The Company has the contractual right to draw funds directly on the underlying revolving credit facility, which could possibly occur if there were a disruption in the commercial paper market.
On February 3, 2025, the Company repaid the $400 million aggregate principal amount of its 1.800% notes due February 2025 upon maturity using proceeds from the issuance of commercial paper.
At March 30, 2025, the Company had scheduled debt maturities of approximately $2.15 billion over the next twelve months. On April 1, 2025, subsequent to the end of the three-month period ended March 30, 2025, the Company completed the sale of TFP and used a portion of the cash proceeds from the sale to repay the outstanding $1.50 billion principal amount of borrowings under its 364-day term loan facility. The Company believes that cash and cash equivalents on hand, expected net cash flows generated from operating and investing activities, available capacity under the Company’s increased borrowing arrangements, and proceeds from potential divestitures, will provide sufficient liquidity to cover the remaining debt maturities and other cash flow needs of the Company over the next twelve months and beyond.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenants currently require the Company to maintain a minimum level of interest coverage and a minimum level of net worth, as defined in the agreements. As of March 30, 2025, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.
The Company continually explores strategic acquisition opportunities that may result in the use of cash. Given the nature of the acquisition process, the timing and amounts of such expenditures are not always predictable. The Company expects that any additional acquisitions requiring funding in excess of cash on hand would be financed using existing credit facilities or additional borrowings.
The Company anticipates making additional contributions to its other pension and postretirement plans of approximately $19 million during the remainder of 2025, resulting in expected total contributions to these plans of approximately $23 million in 2025. Future funding requirements beyond the current year will vary depending largely on investment performance, future actuarial assumptions, and legislative actions.
Fair Value Measurements, Foreign Exchange Exposure and Risk Management
Certain assets and liabilities are reported in the Company’s financial statements at fair value, the fluctuation of which can impact the Company’s financial position and results of operations. Items reported by the Company at fair value on a recurring basis include derivative contracts and pension-related assets. The valuation of a majority of these items is based either on quoted prices in active and accessible markets or on other observable inputs.
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
The economy in Venezuela has been considered highly inflationary under U.S. GAAP since 2010. Accordingly, the Company considered the U.S. dollar to be the functional currency of its Venezuelan operations and used the official exchange rate when remeasuring the financial results of those operations since January 1, 2010. Economic conditions in Venezuela worsened considerably over the past several years with no indications that conditions were likely to improve in the foreseeable future. As a result, the Company sold its operations in Venezuela during the first quarter of 2025, recognizing a loss in the amount of $5.4 million, including $3.8 million of cumulative translation losses that were reclassified from accumulated other comprehensive income.

SONOCO PRODUCTS COMPANY
Turkey has been deemed to be a highly inflationary economy under U.S. GAAP since the first quarter of 2022. Accordingly, the Company considers the U.S. dollar to be the functional currency of its operations in Turkey and has remeasured monetary assets and liabilities denominated in Turkish lira to U.S. dollars with changes recorded through earnings. The cumulative impact of applying highly inflationary accounting to Turkey has been a pretax charge to earnings of $8.5 million ($6.5 million after tax), including $0.6 million ($0.4 million after tax) during the three-month period ended March 30, 2025. The magnitude of future earnings impacts, however, is uncertain as such impacts are dependent upon unpredictable movements in the Turkish lira relative to the U.S. dollar. In addition to remeasurement-related charges, significant deterioration in the Turkish economy could result in the recognition of future impairment charges. However, the Company believes its exposure is limited to its net investment in Turkey, which was approximately $51.5 million as of March 30, 2025.
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
At March 30, 2025, the Company had derivative contracts outstanding to hedge the prices on a portion of anticipated aluminum purchases. These contracts, some of which qualify as cash flow hedges, include aluminum swaps totaling 4,179 metric tons. The total fair value of the Company’s commodity cash flow hedges netted to gain positions of $0.1 million and $0.7 million at March 30, 2025 and December 31, 2024, respectively. The amount of the gain included in accumulated other comprehensive income at March 30, 2025 expected to be reclassified to the income statement during the next twelve months is $0.1 million.
The Company routinely enters into derivative currency contracts to mitigate the risk of unfavorable fluctuations in the exchange rate on certain anticipated foreign currency cash flows. The total market value of these instruments resulted in a net gain position of $1.1 million and a net loss position of $1.8 million at March 30, 2025 and December 31, 2024, respectively. In addition, at March 30, 2025, the Company had various currency contracts outstanding to hedge the currency exposure of intercompany debt and foreign currency denominated receivables and payables. Although placed as economic hedges, the Company does not apply hedge accounting to these instruments. As such, changes in fair value are recorded directly to income and expense in the periods that they occur. The fair value of the Company’s non-designated derivatives position was a gain of $3.0 million and a loss of $2.7 million at March 30, 2025 and December 31, 2024, respectively.
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

SONOCO PRODUCTS COMPANY
Following the unwind of the swaps, the Company entered into new cross-currency swap agreements with a total notional amount of $500 million in April 2024 to effectively convert a portion of the Company’s fixed-rate U.S. dollar-denominated debt, including the semi-annual interest payments, to fixed-rate euro-denominated debt. The new swap agreements, which have a maturity of May 1, 2027, share the same risk management objective as the terminated cross-currency swap agreements and are also designated as net investment hedges for accounting purposes.
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
The fair value of the Company’s net investment hedges was a loss position of $49.2 million and a gain position of $11.9 million at March 30, 2025 and December 31, 2024, respectively. Foreign currency translation loss of $36.7 million (net of income taxes of $12.6 million) and gain of $8.9 million (net of income taxes of $3.0 million) were reported as components of “Accumulated other comprehensive loss” within “Foreign currency items” at March 30, 2025 and December 31, 2024, respectively.
The Company has an investment in preferred stock of a nonaffiliated private company that is accounted for under the measurement alternative of cost less impairment, adjusted for any qualifying observable price changes. Observable price changes would consist of Level 2 inputs based on privately negotiated transactions with the nonaffiliated company. The preferred stock balance of $21.2 million is included in “Other assets” in the Company’s Condensed Consolidated Balance Sheet as of March 30, 2025.
During the first three months of 2025, the U.S. dollar weakened against the euro, the British pound, the Moroccan dirham, the Polish zloty, the Brazilian real, the Danish krone, the Mexican peso, and the Colombian peso, all of which are functional currencies in which a large amount of the Company’s foreign investments are held. During this same period, the U.S. dollar strengthened against the Indonesia rupiah and the Chinese yuan. The net impact of these changes, and the changes in the net investment hedge discussed above, resulted in a net translation gain of $172.1 million being recorded in “Accumulated other comprehensive loss” during the three-month period ended March 30, 2025.
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
Information about the Company’s exposure to market risk is discussed under Part I, Item 2 in this Quarterly Report on Form 10-Q and was disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission on February 28, 2025. There have been no other material quantitative or qualitative changes in market risk exposure since the date of that filing.

SONOCO PRODUCTS COMPANY

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision, and with the participation, of our management, including our Company’s Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”), we conducted an evaluation pursuant to Rule 13a-15(b) under the Exchange Act of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO concluded that such controls and procedures, as of March 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q, were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. For this purpose, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information that is required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
On December 4, 2024, we acquired Eviosys and, as disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2024, management excluded Eviosys from our assessment of internal control over financial reporting as of December 31, 2024 as permitted by SEC rules and regulations. We are in the process of integrating Eviosys into Sonoco’s internal control structure during fiscal 2025. Except as it relates to the integration activities of the Eviosys business, there were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

SONOCO PRODUCTS COMPANY

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
Information with respect to legal proceedings and other exposures appears in Part I - Item 3 - “Legal Proceedings” and Part II - Item 8 - “Financial Statements and Supplementary Data” (Note 18 - “Commitments and contingencies”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and in Part I - Item 1 - “Financial Statements” (Note 18 - “Commitments and Contingencies”) of this Quarterly Report on Form 10-Q.
Environmental Matters
The Company has been named as a potentially responsible party (“PRP”) at several environmentally contaminated sites not owned by the Company. All of the sites are also the responsibility of other parties. The Company’s liability, if any, is shared with such other parties, but the Company’s share has not been finally determined in most cases. In some cases, the Company has cost-sharing arrangements with other PRPs with respect to a particular site. Such agreements relate to the sharing of legal defense costs or cleanup costs, or both. The Company has assumed, for purposes of estimating amounts to be accrued, that the other parties to such cost-sharing agreements will perform as agreed. It appears that final resolution of some of the sites is years away, and actual costs to be incurred for these environmental matters in future periods is likely to vary from current estimates because of the inherent uncertainties in evaluating environmental exposures. Accordingly, the ultimate cost to the Company with respect to such sites, beyond what has been accrued at March 30, 2025, cannot be determined. As of March 30, 2025 and December 31, 2024, the Company had accrued $6.9 million and $7.0 million, respectively, related to environmental contingencies. Of the total amounts accrued, $5.1 million as of both March 30, 2025 and December 31, 2024, is attributable to environmental contingencies at a site in Spartanburg, South Carolina that is part of the Company’s Thermoformed and Flexibles Packaging business and part of the sale of TFP to Toppan completed on April 1, 2025, subsequent to the end of the first quarter.
The Company periodically reevaluates the assumptions used in determining the appropriate reserves for environmental matters as additional information becomes available and, when warranted, makes appropriate adjustments.
Other Legal Matters
Information regarding other legal proceedings is provided in Note 18 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors
Risks Related to the Domestic and Global Economies and to Doing Business Globally
Changes in United States trade policies and global regulations, as well as the overall uncertainty surrounding international trade relations, could materially and adversely affect our consolidated financial condition and results of operations.
We continue to face uncertainty with respect to trade relations between the United States and many of its trading partners. For example, beginning in the first quarter of 2025, the U.S. government has announced, delayed, re-imposed and revised a series of broad-based, as well as country-, bloc- and sector-specific, tariffs on imports, as well as other trade policy changes. Some countries have announced retaliatory actions or plans for retaliatory actions, which may continue to give rise to further escalations of trade measures by the United States and impacted countries. The exact scope of any tariffs or other trade policy changes that will ultimately be implemented is not known at this time, and the impacts on our business and results of operations are uncertain. Such tariffs have had, and may in the future have, an adverse effect on our costs of products sold and margins in our North America operations. Additional measures targeting U.S. trade with China and other countries may have a further adverse effect on our consolidated financial condition and results of operations.
In addition, in July 2020, the USMCA, which replaced the North American Free Trade Agreement, became effective. In response to this agreement, other countries may change their own trade policies, including the imposition of additional tariffs and quotas, which could also adversely affect our business outside the United States. If further tariffs are imposed on a broader range of imports, further retaliatory trade measures are taken by countries in response to tariffs, or efforts are made to withdraw from or substantially modify such agreements, then we may be required to raise our prices or incur additional expenses, which may result in the loss of customers and harm our sales, earnings, business, financial condition, and results of operations. Furthermore, while the duty preferential treatment for goods that qualify for the USMCA was temporarily exempted from the Administration’s 25% tariff on

SONOCO PRODUCTS COMPANY
Mexican and Canadian goods, Canada has imposed retaliatory tariffs on goods coming from the United States that do not exempt USMCA-qualified goods. Some of the enumerated goods subject to this tariff include products and materials shipped to Sonoco’s plants in Canada. These or any future retaliatory measures, or the removal of the exemption by the Administration, could impact our operations by increasing the cost of imported raw materials and finished goods from Canada and Mexico.
Tariff increases have in the past had, and we expect that such measures and any additional measures will have, an adverse effect on our costs of products sold and margins in our North America operations, including by increasing the cost of imported raw materials, which costs we may be unable to pass on to our customers without affecting demand, and potentially disrupting supply chains, causing delays and logistical challenges. In order to mitigate the impact of these trade-related increases on our costs of products sold, we have increased, and may in the future, increase, prices in certain markets and, over the longer term, make changes in our supply chain and potentially, our U.S. manufacturing strategy. For example, a portion of the steel and aluminum we purchase for our metal packaging and industrial paper packaging businesses is sourced from outside the United States, and although we generally have the contractual ability to pass on cost increases due to tariffs to our customers, any price increases may cause our customers to find alternative suppliers and result in reduced demand for our products. If we are unable to successfully pass on these costs through price increases, adjust our supply chain without incurring significant costs, or locate alternative suppliers for raw materials or finished goods at acceptable costs or in a timely manner, our net sales, costs, and margins could be adversely affected.
Higher tariffs also may increase the cost of purchasing and maintaining manufacturing equipment used in our operations. We believe the impact of higher tariffs on purchases of manufacturing equipment, while modest to our results of operations, will result in higher cash costs of such items and may therefore reduce both the number of capital projects we are able to undertake and the return on investment on such capital projects. Further, the Company may incur higher costs due to tariffs on maintenance and repair spending. If we are unable to effectively manage the impact of higher tariffs on our capital expenditures and repairs and maintenance spending through price pass-through mechanisms or locating lower-cost alternative suppliers, our results of operations, including our cash flows, could be materially and adversely affected.
Further, the uncertainty surrounding global trade policy and its broader economic impacts requires significant management attention and makes it difficult to make long-term strategic decisions regarding the best way to respond to these pressures. Such uncertainty has in the past increased, and may in the future increase the volatility of currency exchange rates. In addition, even if we are able to mitigate the direct impacts to our operations from changes in U.S. and foreign trade policy, our sales volumes may be adversely affected by any reduction in sales of or demand for end products incorporating our packaging products or changes in consumer behavior, whether resulting from increased costs of such products attributable to increased tariffs or other trade barriers or the broader economic impact of such measures, such as increased inflation, decreased consumer spending or other adverse macroeconomic trends.
Our inability to effectively manage the adverse impacts of changing U.S. and foreign trade policies could materially and adversely impact our consolidated financial condition and results of operations.

Item 5.	Other Information.
Insider Trading Arrangements
During the three months ended March 30, 2025, none of the Company’s officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

SONOCO PRODUCTS COMPANY

Item 6.	Exhibits.

Exhibit Index
2.1*
Share and Asset Purchase Agreement, dated as of December 18, 2024, by and between Sonoco Products Company and TOPPAN Holdings Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed December 18, 2024)

10.1	Separation Agreement dated January 3, 2025, by and between Robert R. Dillard and Sonoco Products Company
3.1	Restated Articles of Incorporation, as amended April 21, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed April 22, 2022)
3.2	By-Laws of Sonoco Products Company, as amended October 17, 2023 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, filed October 19, 2023)
31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

SONOCO PRODUCTS COMPANY
(Registrant)

Date:	May 2, 2025	By:	/s/ Jerry A. Cheatham
Jerry A. Cheatham
Interim Chief Financial Officer
(principal financial officer)

/s/ Aditya Gandhi
Aditya Gandhi
Chief Accounting Officer
(principal accounting officer)