Form 10-Q
period 2025-06-29
SONOCO PRODUCTS CO
filed 2025-07-28
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s no par value common stock as of July 18, 2025 was 98,631,072.

SONOCO PRODUCTS COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars and shares in thousands)

	June 29, 2025	December 31, 2024*
Assets
Current Assets
Cash and cash equivalents	$329,800	$431,010
Trade accounts receivable, net of allowances	1,055,765	907,526
Other receivables	211,963	175,877
Inventories, net:
Finished and in process	651,460	494,090
Materials and supplies	631,774	522,049
Prepaid expenses	155,856	197,134
Current assets of discontinued operations	—	450,874
Total Current Assets	3,036,618	3,178,560
Property, Plant and Equipment, Net	2,883,135	2,718,747
Goodwill	2,678,045	2,525,657
Other Intangible Assets, Net	2,755,292	2,586,698
Deferred Income Taxes	94,408	17,371
Right of Use Asset-Operating Leases	318,036	307,688
Other Assets	204,890	208,759
Non-current assets of discontinued operations	—	964,310
Total Assets	$11,970,424	$12,507,790
Liabilities and Equity
Current Liabilities
Payable to suppliers	$1,214,260	$1,130,500
Accrued expenses and other	600,988	604,455
Notes payable and current portion of long-term debt	436,880	2,054,525
Accrued taxes	171,046	6,755
Current liabilities of discontinued operations	—	242,056
Total Current Liabilities	2,423,174	4,038,291
Long-term Debt, Net of Current Portion	4,986,643	4,985,496
Noncurrent Operating Lease Liabilities	268,181	258,735
Pension and Other Postretirement Benefits	183,926	180,827
Deferred Income Taxes	573,916	583,470
Other Liabilities	283,751	60,847
Non-current liabilities of discontinued operations	—	113,911
Total Liabilities	8,719,591	10,221,577
Commitments and Contingencies (See Note 18)

Sonoco Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares; 98,628 and 98,260 shares issued and outstanding at June 29, 2025 and December 31, 2024, respectively	7,175	7,175
Capital in excess of stated value	183,339	183,250
Accumulated other comprehensive income/(loss)	17,363	(502,734)
Retained earnings	3,027,647	2,583,923
Total Sonoco Shareholders’ Equity	3,235,524	2,271,614
Noncontrolling Interests	15,309	14,599
Total Equity	3,250,833	2,286,213
Total Liabilities and Equity	$11,970,424	$12,507,790

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (the “United States” or “U.S.”).
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net sales	$1,910,441	$1,278,801	$3,619,669	$2,587,437
Cost of sales	1,504,164	993,558	2,859,705	2,031,029
Gross profit	406,277	285,243	759,964	556,408
Selling, general and administrative expenses	218,775	175,947	427,838	343,530
Restructuring/Asset impairment charges	9,752	17,963	23,333	48,973
(Loss)/Gain on divestiture of business	(2,083)	4,478	(6,266)	4,478
Operating profit	175,667	95,811	302,527	168,383
Other (expense)/income, net	(6,559)	5,867	(13,076)	5,867
Non-operating pension costs	2,982	4,170	6,103	7,465
Interest expense	64,367	28,674	120,394	58,838
Interest income	4,122	3,059	11,470	6,192
Income from continuing operations before income taxes	105,881	71,893	174,424	114,139
Provision for income taxes	39,500	16,756	60,647	24,627
Income before equity in earnings of affiliates	66,381	55,137	113,777	89,512
Equity in earnings of affiliates, net of tax	2,270	2,274	4,191	3,411
Net income from continuing operations	68,651	57,411	117,968	92,923
Net income from discontinued operations	424,548	33,540	429,720	63,301
Net income	493,199	90,951	547,688	156,224
Net loss/(income) from continuing operations attributable to noncontrolling interests	224	(110)	164	(158)
Net income from discontinued operations attributable to noncontrolling interests	—	(30)	—	(78)
Net income attributable to Sonoco	$493,423	$90,811	$547,852	$155,988

Weighted average common shares outstanding:
Basic	99,171	98,671	99,055	98,583
Diluted	99,539	99,241	99,453	99,199
Per common share:
Basic earnings per common share:
Continuing operations	$0.69	$0.58	$1.19	$0.94
Discontinued operations	4.28	0.34	4.34	0.64
Basic earnings per share attributable to Sonoco	$4.97	$0.92	$5.53	$1.58
Diluted earnings per common share:
Continuing operations	$0.69	$0.58	$1.19	$0.93
Discontinued operations	4.27	0.34	4.32	0.64
Diluted earnings per share attributable to Sonoco	$4.96	$0.92	$5.51	$1.57

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net income	$493,199	$90,951	$547,688	$156,224
Other comprehensive income/(loss):
Foreign currency translation adjustments	339,452	(33,408)	515,291	(53,194)
Changes in defined benefit plans, net of tax	2,935	2,079	3,479	2,122
Changes in derivative financial instruments, net of tax	1,324	(1,661)	3,081	(1,492)
Other comprehensive income/(loss)	343,711	(32,990)	521,851	(52,564)
Comprehensive income	836,910	57,961	1,069,539	103,660
Net loss/(income) attributable to noncontrolling interests-continuing operations	224	(110)	164	(158)
Net income attributable to noncontrolling interests-discontinued operations	—	(30)	—	(78)
Other comprehensive (income)/loss attributable to noncontrolling interests	(1,779)	42	(1,754)	509
Comprehensive income attributable to Sonoco	$835,355	$57,863	$1,067,949	$103,933

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN TOTAL EQUITY (unaudited)
(Dollars and shares in thousands)

	Total Equity		Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Noncontrolling Interests
			Outstanding	Amount
December 31, 2024	$2,286,213		98,260	$7,175	$183,250	$(502,734)	$2,583,923	$14,599
Net income	54,489						54,429	60
Other comprehensive income/(loss):
Translation gain/(loss)	175,839					175,864		(25)
Defined benefit plan adjustment, net of tax	544					544
Derivative financial instruments, net of tax	1,757					1,757
Other comprehensive income/(loss)	178,140					178,165		(25)
Divestiture of non-controlling interest	(637)							(637)
Dividends	(51,558)						(51,558)
Dividends paid to noncontrolling interests	(243)							(243)
Issuance of stock awards	273		588		273
Shares repurchased	(10,573)		(220)		(10,573)
Share-based compensation	5,828				5,828
March 30, 2025	$2,461,932		98,628	$7,175	$178,778	$(324,569)	$2,586,794	$13,754
Net income/(loss)	493,199						493,423	(224)
Other comprehensive income/(loss):
Translation gain	339,452					337,673		1,779
Defined benefit plan adjustment, net of tax	2,935					2,935
Derivative financial instruments, net of tax	1,324					1,324
Other comprehensive income	343,711					341,932		1,779
Dividends	(52,570)						(52,570)
Issuance of stock awards	298		—		298
Shares repurchased	(3)		—		(3)
Share-based compensation	4,145				4,145
Other	121				121
June 29, 2025	$3,250,833	3,250,833	98,628	$7,175	$183,339	$17,363	$3,027,647	$15,309

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN TOTAL EQUITY (unaudited)
(Dollars and shares in thousands)

	Total Equity	Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests
		Outstanding	Amount
December 31, 2023	$2,431,835	97,957	$7,175	$159,047	$(366,262)	$2,624,380	$7,495
Net income	65,273					65,177	96
Other comprehensive (loss)/income:
Translation loss	(19,786)				(19,319)		(467)
Defined benefit plan adjustment, net of tax	43				43
Derivative financial instruments, net of tax	169				169
Other comprehensive loss	(19,574)				(19,107)		(467)
Dividends	(50,348)					(50,348)
Issuance of stock awards	204	460		204
Shares repurchased	(9,139)	(162)		(9,139)
Share-based compensation	8,325			8,325
Other	906			906
March 31, 2024	$2,427,482	98,255	$7,175	$159,343	$(385,369)	$2,639,209	$7,124
Net income	90,951					90,811	140
Other comprehensive (loss)/income:
Translation loss	(33,408)				(33,366)		(42)
Defined benefit plan adjustment, net of tax	2,079				2,079
Derivative financial instruments, net of tax	(1,661)				(1,661)
Other comprehensive loss	(32,990)				(32,948)		(42)
Dividends	(51,347)					(51,347)
Issuance of stock awards	181	4		181
Shares repurchased	(23)	(1)		(23)
Share-based compensation	6,656			6,656
Other	957			957
June 30, 2024	$2,441,867	98,258	$7,175	$167,114	$(418,317)	$2,678,673	$7,222

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Six Months Ended
	June 29, 2025	June 30, 2024
Cash Flows from Operating Activities:
Net income	$547,688	$156,224
Adjustments to reconcile net income to net cash (used)/provided by operating activities:
Asset impairments	6,329	22,956
Depreciation and amortization	250,967	180,045
Share-based compensation expense	9,973	14,981
Equity in earnings of affiliated companies, net	(4,191)	(3,411)
Cash dividends from affiliated companies	5,731	5,458
Net loss/(gain) on disposition of assets	635	(957)
Net gain on divestiture of business and other assets	(619,507)	(4,478)
Gain on remeasurement of investment in affiliated companies	—	(6,012)
Pension and postretirement plan expense	8,731	8,843
Pension and postretirement plan contributions	(10,458)	(9,125)
Net decrease in deferred tax liabilities	(55,633)	(11,602)
Change in assets and liabilities, net of effects from acquisitions, divestitures and foreign currency adjustments:
Trade accounts receivable	(67,668)	(102,497)
Inventories	(203,808)	15,366
Payable to suppliers	8,056	57,929
Prepaid expenses	9,000	(51,103)
Income taxes payable and other income tax items	197,664	6,554
Accrued expenses and other assets and liabilities	(98,162)	(3,682)
Net cash (used)/provided by operating activities	(14,653)	275,489
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(187,483)	(179,694)
Cost of acquisitions, net of cash acquired[1]	16,528	(3,281)
Proceeds from the sale of business, net	1,814,930	81,517
Proceeds from the sale of assets, net	1,090	333
Proceeds from settlement of net investment hedge	—	9,068
Investment in affiliated companies	—	(10,000)
Other net investing activities	242	5,448
Net cash provided/(used) by investing activities	1,645,307	(96,609)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	36,969	32,615
Principal repayment of debt	(2,060,445)	(112,859)
Net change in commercial paper	354,600	28,000
Net increase in book cash overdrafts	6,476	3,725
Payment of loan financing costs	—	(19,000)
Dividends paid to noncontrolling interests	(243)	—
Cash dividends	(103,558)	(101,310)
Payments for share repurchases	(10,576)	(9,162)
Net cash used by financing activities	(1,776,777)	(177,991)
Effects of Exchange Rate Changes on Cash	32,863	(12,593)
Net Decrease in Cash and Cash Equivalents	(113,260)	(11,704)
Cash and cash equivalents at beginning of period	443,060	151,937
Cash and cash equivalents at end of period	$329,800	$140,233
1During 2025, the Company received $16,528 in a final net working capital settlement related to the acquisition of Eviosys.
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 1: Basis of Interim Presentation
On April 1, 2025, Sonoco Products Company (the “Company” or “Sonoco”) completed the previously announced sale of its Thermoformed and Flexibles Packaging business and its global Trident business (collectively, “TFP”) to TOPPAN Holdings Inc. (“Toppan”) for $1,807,493 on a cash-free and debt-free basis and subject to customary adjustments. In accordance with applicable accounting guidance, the results of TFP, previously part of the Company’s Consumer Packaging segment, are presented as discontinued operations in the Condensed Consolidated Statements of Income and, as such, have been excluded from both continuing operations and segment results for all periods presented in this Quarterly Report on Form 10-Q. Further, the Company reclassified the assets and liabilities of TFP as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets as of December 31, 2024. The Condensed Consolidated Statements of Comprehensive Income, Changes in Total Equity, and Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations. All amounts, percentages and disclosures for all periods presented in this Quarterly Report on Form 10-Q reflect only the continuing operations of Sonoco unless otherwise noted. See Note 2 for additional information.
In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise stated) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the three- and six-month periods ended June 29, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Note 2: Discontinued Operations
As disclosed in Note 1, the Company completed the previously announced sale of TFP on April 1, 2025. The following table presents the assets and liabilities that are classified as discontinued operations in the Condensed Consolidated Balance Sheets as of December 31, 2024:

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

December 31, 2024
Cash and cash equivalents	$12,050
Trade accounts receivable, net of allowances of $2,582 at December 31, 2024	209,379
Other receivables	46,001
Inventories, net:
Finished and in process	80,573
Materials and supplies	94,083
Prepaid expenses	8,788
Current assets of discontinued operations	$450,874
Property, plant and equipment, net of accumulated depreciation of $465,923 at December 31, 2024	262,662
Goodwill	502,621
Other intangible assets, net of accumulated amortization of $206,437 and December 31, 2024	103,593
Long-term deferred income taxes	262
Right of use asset-operating leases	75,855
Other assets	19,317
Non-current assets of discontinued operations	$964,310
Payable to suppliers	172,720
Accrued expenses and other	62,562
Notes payable and current portion of long-term debt	6,774
Current liabilities of discontinued operations	$242,056
Long-term debt	29,850
Noncurrent operating lease liabilities	67,789
Deferred income taxes	15,928
Other liabilities	344
Non-current liabilities of discontinued operations	$113,911

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table presents key components of “Net income from discontinued operations” for the three- and six-month periods ended June 29, 2025 and June 30, 2024:

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net sales	$—	$344,678	$320,678	$673,585
Cost of sales	—	272,567	250,854	535,086
Gross profit	—	72,111	69,824	138,499
Selling, general and administrative expenses	—	26,263	31,607	52,162
Restructuring/Asset impairment charges	—	1,287	426	1,895
Gain on divestiture of business	625,773	—	625,773	—
Operating profit	625,773	44,561	663,564	84,442
Other income, net	—	—	182	—
Interest expense	—	967	24,911	2,023
Interest income	—	497	281	922
Income from discontinued operations before income taxes	625,773	44,091	638,752	83,341
Provision for income taxes	201,225	10,551	209,032	20,040
Net income from discontinued operations	424,548	33,540	429,720	63,301
Net income from discontinued operations attributable to noncontrolling interests	—	(30)	—	(78)
Net income attributable to discontinued operations	$424,548	$33,510	$429,720	$63,223

Weighted average common shares outstanding:
Basic	99,171	98,671	99,055	98,583
Diluted	99,539	99,241	99,453	99,199

Per common share:
Net income attributable to discontinued operations:
Basic	$4.28	$0.34	$4.34	$0.64
Diluted	$4.27	$0.34	$4.32	$0.64

The following table presents significant cash flow items from discontinued operations for the six months ended June 29, 2025 and June 30, 2024:

	Six Months Ended
	June 29, 2025	June 30, 2024
Depreciation and amortization(a)	$(311)	$31,030
Purchases of property, plant and equipment	$(5,572)	$(27,567)

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
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which modifies the rules on income tax disclosures to require disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company will begin providing the required income tax disclosures starting with its Annual Report on Form 10-K for the year ending December 31, 2025.
During the six-month period ended June 29, 2025, there were no other newly issued or newly applicable accounting pronouncements that had, or are expected to have, a material impact on the Company’s condensed consolidated financial statements. Further, at June 29, 2025, there were no other pronouncements pending adoption that are expected to have a material impact on the Company’s condensed consolidated financial statements.

Note 4: Acquisitions and Divestitures
Eviosys Acquisition
On December 4, 2024, the Company completed the acquisition of all issued and outstanding equity interests in Titan Holdings I B.V. (“Eviosys”) from an affiliate of KPS Capital Partners, LP for net cash consideration of $3,773,298, net of a final working capital settlement for which the Company received $16,528 during the second quarter of 2025, Eviosys is a global supplier of metal packaging that produces food cans and ends, aerosol cans, metal closures and promotional packaging with a large metal food can manufacturing footprint in the Europe, Middle East, and Africa region. The Company funded the Eviosys acquisition, including related fees and expenses, with the net proceeds from the registered public offering of senior unsecured notes, borrowings from two term loan facilities, and cash on hand. See Note 11 to the Company’s Consolidated Financial Statements included in Part IV, Item 15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for more information. The financial results of Eviosys are included in the Company’s Consumer Packaging segment.
The Company’s initial preliminary fair values of the assets acquired and liabilities assumed in the Eviosys acquisition, as well as updated preliminary fair values reflecting adjustments made during the measurement period, are as follows:

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

	Initial Preliminary Allocation	Measurement Period Adjustments	Updated Preliminary Allocation
Trade accounts receivable	$300,385	—	$300,385
Other receivables	114,634	1,079	115,713
Inventories	445,945	404	446,349
Prepaid expenses	47,509	(2,977)	44,532
Property, plant and equipment	1,057,779	(28,434)	1,029,345
Right of use asset - operating leases	43,566	—	43,566
Other intangible assets	1,967,678	10,859	1,978,537
Goodwill	1,285,518	(32,335)	1,253,183
Long-term deferred income taxes	39,023	(388)	38,635
Other assets	3,330	24	3,354
Payable to suppliers	(518,766)	1,672	(517,094)
Accrued expenses and other	(168,529)	324	(168,205)
Accrued wages and other compensation	(41,749)	(57)	(41,806)
Notes payable and current portion of long-term debt	(76,438)	(5)	(76,443)
Noncurrent operating lease liabilities	(32,022)	—	(32,022)
Pension and other postretirement benefits	(51,849)	—	(51,849)
Long-term debt	—	(34)	(34)
Deferred income taxes	(599,941)	32,947	(566,994)
Other long-term liabilities	(16,714)	393	(16,321)
Noncontrolling interests	(9,533)	—	(9,533)
Net assets acquired	$3,789,826	$(16,528)	$3,773,298
The allocation of the purchase price of Eviosys to the tangible and intangible assets acquired and liabilities assumed, as reflected under the heading “Updated Preliminary Allocation” in the table above, is based on the Company’s preliminary estimates of their respective fair values, based on information currently available. Management is continuing to finalize its valuation of certain assets and liabilities including, but not limited to: inventories, property, plant and equipment; goodwill; other intangible assets; and deferred income taxes, and expects to complete its valuations within one year of the date of acquisition.
Factors comprising goodwill for Eviosys, none of which is expected to be deductible for income tax purposes, include increased access to certain markets and the value of the assembled workforce.
The following table presents the Company’s pro forma consolidated results for the three- and six-month periods ended June 30, 2024, assuming the acquisition of Eviosys had occurred on January 1, 2023. This pro forma information is presented for informational purposes only and does not purport to represent the results of operations that would have been achieved if the acquisition had been completed at the beginning of 2023, nor is it necessarily indicative of future consolidated results.

Pro Forma Supplemental Information	Three Months Ended	Six Months Ended
Consolidated	June 30, 2024	June 30, 2024
Net sales	$1,880,085	$3,719,655
Net income from continuing operations	$78,215	$86,361
Net income attributable to Sonoco[1]	$111,725	$149,584
1 Includes results of discontinued operations

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The pro forma information above does not project the Company’s expected results for any future period and gives no effect to any future synergistic benefits that may result from the combination or the costs of integrating the acquired operations with those of the Company. Pro forma information for the period ended June 30, 2024 includes adjustments to depreciation, amortization, and income taxes based upon the updated fair value allocation of the purchase price to Eviosys’ tangible and intangible assets acquired and liabilities assumed as though the acquisition had occurred on January 1, 2023. Interest expense on the additional debt issued by the Company to fund the acquisition and retention bonuses incurred related to the acquisition are also included in the pro forma information as if the acquisition had occurred on January 1, 2023. Acquisition-related costs are excluded from 2024 pro forma net income and were instead reflected in 2023 pro forma net income as though the acquisition had occurred on January 1, 2023.
Other Acquisitions
On June 1, 2024, the Company completed the purchase of a small tube and paper cone manufacturer in Brazil for $2,660. The financial results of this business are included in the Company’s Industrial Paper Packaging segment.
TFP Divestiture
On April 1, 2025, the Company completed the sale of TFP to Toppan for net cash consideration of $1,807,493 on a cash-free and debt-free basis and subject to customary adjustments. This sale was the result of the Company’s continuing evaluation of its business portfolio and was consistent with the Company’s strategic and investment priorities. In connection with the TFP divestiture, the Company wrote off net assets totaling $1,108,560, reclassified $47,955 of cumulative translation adjustment losses from accumulated other comprehensive income/(loss) and incurred transaction fees of $25,205, resulting in a net pretax gain of $625,773. The Company recognized a related tax provision of $201,225, for an after-tax gain of $424,548. The after tax gain is included in “Net income from discontinued operations” in the Company’s Condensed Consolidated Statements of Income for the three- and six-month periods ended June 29, 2025. The majority of cash proceeds generated from this transaction were used to repay debt, as further described in Note 10.
Other Divestitures
On April 30, 2025, the Company completed the sale of a recycling facility in Asheville, NC, part of the Industrial Paper Packaging segment, for cash proceeds of $3,924. The sale resulted in a loss of $2,083, which is included in “(Loss)/Gain on divestiture of business” in the Company’s Condensed Consolidated Statements of Income.
On March 2, 2025, the Company completed the sale of its tube and core operations in Venezuela, part of the Industrial Paper Packaging segment, in exchange for a receivable in the amount of $145. The sale resulted in a loss of $5,390, including $3,792 of cumulative translation losses that were reclassified from accumulated other comprehensive income. This loss is included in “(Loss)/Gain on divestiture of business” in the Company’s Condensed Consolidated Statements of Income.
In February 2025, the remaining $2,000 of proceeds from the July 1, 2023 sale of the Company’s U.S. BulkSak business were released to the Company from escrow.
On January 17, 2025, the Company completed the sale of a small construction tube operation in France, part of the Industrial Paper Packaging segment, for cash proceeds of $1,513 and recognized a gain of $1,207, which is included in “(Loss)/Gain on divestiture of business” in the Company’s Condensed Consolidated Statements of Income.
On April 1, 2024, the Company completed the sale of its Protective Solutions business (“Protexic”), part of the All Other group of businesses, to Black Diamond Capital Management, LLC for cash proceeds of $80,267. This business provided foam components and integrated material solutions for various industrial end markets. This sale was the result of the Company’s continuing evaluation of its business portfolio and is consistent with the Company’s strategic and investment priorities. In connection with the Protexic divestiture, the Company wrote off net assets totaling $74,126, including $16,559 of allocated goodwill, and reclassified $2,913 of cumulative translation adjustment losses from accumulated other comprehensive loss, recognizing a preliminary pretax gain on the divestiture of $3,228, which is included in “(Loss)/Gain on divestiture of business” in the Company’s Condensed Consolidated Statements of Income. The Company used the majority of the cash proceeds from the sale to pay down debt.

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
The sales of these operations did not represent a strategic shift for the Company and did not have a major effect on its operations or financial results. Consequently, these sales did not meet the criteria for reporting as discontinued operations.
Additional Ownership Investment
During the second quarter of 2024, the Company increased its ownership interest in a small South Carolina-based designer and manufacturer of sustainable protective packaging solutions from 20.5% to 39.9%. The Company acquired its initial ownership interest in June 2022. The Company’s preferred stock investment increased by $18,512, which included a $10,000 cash payment, a $5,400 remeasurement of the fair value of the existing investment, and a $2,500 conversion of the carrying value of the outstanding convertible notes into a preferred stock investment, which yielded a $467 fair value increase and a $145 increase for interest income earned. The outstanding preferred stock investment at both June 29, 2025 and December 31, 2024 was $21,212 and is included within “Other assets” in the Company’s Condensed Consolidated Balance Sheet. The remeasurement of the carrying value of the historical investment to fair value resulted in a gain of $5,867 and interest income of $145, which are included in “Other (expenses)/income, net” and “Interest income,” respectively, in the Company’s Condensed Consolidated Statements of Income for the three- and six-month periods ended June 30, 2024.
Acquisition, Integration, and Divestiture-Related Costs
Acquisition, integration, and divestiture-related costs from continuing operations during the three- and six-month periods ended June 29, 2025 and June 30, 2024 were recorded in the Company’s Condensed Consolidated Statements of Income as follows:

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024

Cost of sales	$91	$—	$18,041	$—
Selling, general and administrative expenses	11,070	22,092	20,386	27,596
Total acquisition, integration, and divestiture-related costs	$11,161	$22,092	$38,427	$27,596
Acquisition, integration, and divestiture-related costs included in “Selling, general and administrative expenses” consist primarily of legal and professional fees, representation and warranty insurance premiums, as well as employee-related costs, and other integration activity costs, while such costs included in “Cost of sales” consist primarily of amortization of the fair value step-up of finished goods inventory.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 5: Shareholders’ Equity
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Numerator:
Net income from continuing operations	$68,651	$57,411	$117,968	$92,923
Net loss/(income) from continuing operations attributable to noncontrolling interests	224	(110)	164	(158)
Net income from continuing operations attributable to Sonoco	68,875	57,301	118,132	92,765

Net income attributable to Sonoco	$493,423	$90,811	$547,852	$155,988

Denominator:
Weighted average common shares outstanding	99,171	98,671	99,055	98,583
Dilutive effect of shared-based compensation	368	570	398	616
Diluted outstanding shares	99,539	99,241	99,453	99,199

Per common share:
Basic earnings per common share:
Net income from continuing operations	$0.69	$0.58	$1.19	$0.94
Net income attributable to Sonoco	$4.97	$0.92	$5.53	$1.58
Diluted earnings per common share:
Net income from continuing operations	$0.69	$0.58	$1.19	$0.93
Net income attributable to Sonoco	$4.96	$0.92	$5.51	$1.57

Cash dividends	$0.53	$0.52	$1.05	$1.03
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
The average numbers of SARs that were anti-dilutive and, therefore, not included in the computation of diluted earnings per share during the three- and six-month periods ended June 29, 2025 and June 30, 2024 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Anti-dilutive stock appreciation rights	515	338	532	339

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
The Company regularly repurchases shares of its common stock to satisfy employee tax withholding obligations in association with certain share-based compensation awards. These repurchases, which are not part of a publicly announced plan or program, totaled 220 shares during the six-month period ended June 29, 2025, at a cost of $10,576, and 163 shares during the six-month period ended June 30, 2024, at a cost of $9,162.
Dividend Declarations
On February 12, 2025, the Board declared a regular quarterly dividend of $0.52 per share. This dividend was paid on March 10, 2025 to all shareholders of record as of February 26, 2025.
On April 16, 2025, the Board declared a regular quarterly dividend of $0.53 per share. This dividend was paid on
June 10, 2025 to all shareholders of record as of May 9, 2025.
On July 16, 2025, the Board declared a regular quarterly dividend of $0.53 per share. This dividend is payable on September 10, 2025 to all shareholders of record as of August 8, 2025.
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
Following are the total restructuring and asset impairment charges, net of adjustments, recognized during the periods presented:

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Restructuring and restructuring-related asset impairment charges	$9,752	$17,963	$23,333	$48,973
Other asset impairments	—	—	—	—
Restructuring/Asset impairment charges	$9,752	$17,963	$23,333	$48,973

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The table below sets forth restructuring and restructuring-related asset impairment charges by type incurred:

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Severance and Termination Benefits	$6,367	$5,480	$13,365	$23,271
Asset Impairment/Disposal of Assets	1,381	10,898	6,482	19,020
Other Costs	2,004	1,585	3,486	6,682
Total restructuring and restructuring-related asset impairment charges	$9,752	$17,963	$23,333	$48,973
The table below sets forth restructuring and restructuring-related asset impairment charges attributable to each reportable segment, the All Other group of businesses, and Corporate-related activity:

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Consumer Packaging	$1,509	$9,876	$2,738	$14,193
Industrial Paper Packaging	8,234	7,737	20,769	30,340
All Other	16	214	(16)	1,362
Corporate	(7)	136	(158)	3,078
Total restructuring and restructuring-related asset impairment charges	$9,752	$17,963	$23,333	$48,973
Restructuring and restructuring-related asset impairment charges are included in “Restructuring/Asset impairment charges” in the Company’s Condensed Consolidated Statements of Income.
The following table sets forth the activity in the restructuring accrual included in “Accrued expenses and other” in the Company’s Condensed Consolidated Balance Sheets:

	Severance and Termination Benefits	Asset Impairments/ Disposal of Assets	Other Costs	Total
Accrual Activity
Liability at December 31, 2024	$24,034	$—	$909	$24,943
2025 charges	13,365	6,482	3,486	23,333
Cash (payments)/receipts	(19,370)	88	(2,872)	(22,154)
Asset write downs/disposals	—	(6,570)	—	(6,570)
Foreign currency translation	903	—	318	1,221
Liability at June 29, 2025	$18,932	$—	$1,841	$20,773
“Severance and Termination Benefits” during the six-month period ended June 29, 2025 includes the cost of severance for approximately 120 employees whose positions were eliminated in conjunction with the Company’s ongoing organizational effectiveness efforts, as well as severance related to the closures of cone facilities in China and Mexico, and partitions facilities in Scarborough, Maine and Santa Fe Springs, California, all part of the Industrial Paper Packaging segment, and the closure of a metal can facility in Spain, part of the Consumer Packaging segment.
“Asset Impairment/Disposal of Assets” during the six-month period ended June 29, 2025 consists primarily of asset write-offs related to the closures of the cone facilities in China and Mexico and the partitions facilities in Maine and California, all part of the Industrial Paper Packaging segment.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

“Other Costs” during the six-month period ended June 29, 2025 consists primarily of equipment removal, utilities, plant security, property taxes, insurance and environmental remediation costs related to the prior year’s closure of the Company’s paper mill in Sumner, Washington, legal costs related to the closure of the metal can facility in Spain, and ongoing facility carrying costs of previously announced plant closures.
The Company expects to pay the majority of the remaining restructuring reserves by the end of 2025 using cash generated from operations. The Company also expects to recognize future additional charges totaling approximately $3,800 in connection with previously announced restructuring actions and believes that the majority of these charges will be incurred and paid by the end of 2025. The Company continually evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions are likely to be undertaken.
Note 7: Accumulated Other Comprehensive Income/(Loss)
The following table summarizes the components of accumulated other comprehensive income/(loss) and the changes in the balances of each component of accumulated other comprehensive income/(loss), net of tax as applicable, for the six-month periods ended June 29, 2025 and June 30, 2024:

	Foreign Currency Items	Defined Benefit Pension Items	Gains and Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income/(Loss)

Balance at December 31, 2024	$(410,931)	$(90,613)	$(1,190)	$(502,734)
Other comprehensive income before reclassifications	461,790	2,032	4,246	468,068
Amounts reclassified from accumulated other comprehensive income/(loss) to net income	51,747	1,447	(1,165)	52,029
Other comprehensive income	513,537	3,479	3,081	520,097
Balance at June 29, 2025	$102,606	$(87,134)	$1,891	$17,363

Balance at December 31, 2023	$(267,578)	$(99,627)	$943	$(366,262)
Other comprehensive loss before reclassifications	(55,598)	(181)	(1,124)	(56,903)
Amounts reclassified from accumulated other comprehensive income/(loss) to net income	2,913	2,303	(368)	4,848
Other comprehensive (loss)/income	(52,685)	2,122	(1,492)	(52,055)
Balance at June 30, 2024	$(320,263)	$(97,505)	$(549)	$(418,317)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the effects on net income of significant amounts reclassified from each component of accumulated other comprehensive income/(loss) for the three- and six-month periods ended June 29, 2025 and June 30, 2024:

	Amount Reclassified from Accumulated Other Comprehensive Income/(Loss)
	Three Months Ended		Six Months Ended
Details about Accumulated Other Comprehensive Income/(Loss) Components	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024	Affected Line Item in the Condensed Consolidated Statements of Income
Foreign currency items
Currency translation adjustment loss on TFP sale(a)	$(47,955)	$—	$(47,955)	$—	Net income from discontinued operations
Currency translation adjustment loss on Venezuela sale(a)	—	—	(3,792)	—	(Loss)/Gain on divestiture of business
Currency translation adjustment loss on Protexic sale(a)	—	(2,913)	—	(2,913)	(Loss)/Gain on divestiture of business
	(47,955)	(2,913)	(51,747)	(2,913)	Net income
Gains/(losses) on cash flow hedges
Foreign exchange contracts(b)	1,368	230	1,767	666	Net sales
Foreign exchange contracts(b)	(151)	(64)	(192)	(139)	Cost of sales
	1,217	166	1,575	527	Income from continuing operations before income taxes
Income tax impact	(319)	(147)	(410)	(159)	Provision for income taxes
	898	19	1,165	368	Net income
Defined benefit pension items
Effect of settlement loss(c)	—	(511)	—	(511)	Non-operating pension costs
Amortization of defined benefit pension items(c)	(842)	(1,199)	(1,898)	(2,429)	Non-operating pension costs
	(842)	(1,710)	(1,898)	(2,940)	Income from continuing operations before income taxes
Income tax impact	204	382	451	637	Provision for income taxes
	(638)	(1,328)	(1,447)	(2,303)	Net income
Total reclassifications for the period	$(47,695)	$(4,222)	$(52,029)	$(4,848)	Net income

(a) See Note 4 for additional details.
(b) See Note 11 for additional details.
(c) See Note 13 for additional details.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the before and after tax amounts for the various components of other comprehensive income/(loss) for the three-month periods ended June 29, 2025 and June 30, 2024:

	Three Months Ended June 29, 2025			Three Months Ended June 30, 2024
	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Foreign currency items:
Net other comprehensive income/(loss) from foreign currency items	$241,272	$48,446	$289,718	$(35,280)	$(999)	$(36,279)
Amounts reclassified from accumulated other comprehensive income/(loss) to net income(a)	47,955	—	47,955	2,913	—	2,913
Net other comprehensive income/(loss) from foreign currency items	289,227	48,446	337,673	(32,367)	(999)	(33,366)
Defined benefit pension items:
Other comprehensive income/(loss) before reclassifications	3,025	(728)	2,297	671	80	751
Amounts reclassified from accumulated other comprehensive income/(loss) to net income(b)	842	(204)	638	1,710	(382)	1,328
Net other comprehensive income/(loss) from defined benefit pension items	3,867	(932)	2,935	2,381	(302)	2,079
Gains and losses on cash flow hedges:
Other comprehensive income/(loss) before reclassifications	2,528	(306)	2,222	(2,144)	502	(1,642)
Amounts reclassified from accumulated other comprehensive income/(loss) to net income(c)	(1,217)	319	(898)	(166)	147	(19)
Net other comprehensive income/(loss) from cash flow hedges	1,311	13	1,324	(2,310)	649	(1,661)
Other comprehensive income/(loss)	$294,405	$47,527	$341,932	$(32,296)	$(652)	$(32,948)

(a) See Note 4 for additional details.
(b) See Note 13 for additional details.
(c) See Note 11 for additional details.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the before and after tax amounts for the various components of other comprehensive income/(loss) for the six-month periods ended June 29, 2025 and June 30, 2024:

	Six Months Ended June 29, 2025			Six Months Ended June 30, 2024
	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Foreign currency items:
Net other comprehensive income/(loss) from foreign currency items	$403,100	$58,690	$461,790	$(52,068)	$(3,530)	$(55,598)
Amounts reclassified from accumulated other comprehensive income/(loss) to net income(a)	51,747	—	51,747	2,913	—	2,913
Net other comprehensive income/(loss) from foreign currency items	454,847	58,690	513,537	(49,155)	(3,530)	(52,685)
Defined benefit pension items:
Other comprehensive income/(loss) before reclassifications	2,679	(647)	$2,032	(205)	24	(181)
Amounts reclassified from accumulated other comprehensive income/(loss) to net income(b)	1,898	(451)	1,447	2,940	(637)	2,303
Net other comprehensive (loss)/income from defined benefit pension items	4,577	(1,098)	3,479	2,735	(613)	2,122
Gains and losses on cash flow hedges:
Other comprehensive (loss)/income before reclassifications	5,243	(997)	$4,246	(1,608)	484	(1,124)
Amounts reclassified from accumulated other comprehensive income/(loss) to net income(c)	(1,575)	410	(1,165)	(527)	159	(368)
Net other comprehensive income/(loss) from cash flow hedges	3,668	(587)	3,081	(2,135)	643	(1,492)
Other comprehensive income/(loss)	$463,092	$57,005	$520,097	$(48,555)	$(3,500)	$(52,055)

(a) See Note 3 for additional details.
(b) See Note 12 for additional details.
(c) See Note 10 for additional details.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 8: Goodwill and Other Intangible Assets
Goodwill
A summary of the changes in goodwill for the six-month period ended June 29, 2025 is as follows:

	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Goodwill at December 31, 2024	$1,807,971	$486,636	$231,050	$2,525,657
Divestitures	—	(2,043)	—	(2,043)
Measurement period adjustments	(32,335)	—	—	(32,335)
Foreign currency translation	166,865	22,215	(2,314)	186,766
Goodwill at June 29, 2025	$1,942,501	$506,808	$228,736	$2,678,045
Goodwill activity reflected under the caption “Measurement period adjustments” relates to the December 2024 acquisition of Eviosys. Goodwill activity reflected under the caption “Divestitures” relates to the April 2025 sale of a small recycling business in Asheville, North Carolina. See Note 4 for additional information.
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
Although no reporting units failed the annual impairment test, in management’s opinion, the goodwill balance of the Metal Packaging - US reporting unit is at risk of impairment in the near term if the reporting unit’s operations do not perform in line with management’s expectations, or if there is a negative change in the long-term financial outlook for the reporting unit or in other factors such as the discount rate. The total goodwill associated with the Metal Packaging - US reporting unit was $384,315 at June 29, 2025.
During the time subsequent to the annual evaluation, and at June 29, 2025, the Company considered whether any events and/or changes in circumstances had resulted in the likelihood that the goodwill of any of its reporting units may have been impaired. It is management’s opinion that no such events and/or changes in circumstances have occurred.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Other Intangible Assets
A summary of other intangible assets as of June 29, 2025 and December 31, 2024 is as follows:

	June 29, 2025	December 31, 2024
Other Intangible Assets, gross:
Patents	$29,596	$28,941
Customer lists	2,929,093	2,679,372
Trade names	40,543	38,623
Proprietary technology	244,220	226,936
Other	2,842	2,339
Total Other Intangible Assets, gross	$3,246,294	$2,976,211

Accumulated Amortization:
Patents	$(17,230)	$(15,955)
Customer lists	(418,524)	(332,680)
Trade names	(15,526)	(13,239)
Proprietary technology	(37,876)	(26,203)
Other	(1,846)	(1,436)
Total Accumulated Amortization	(491,002)	(389,513)
Other Intangible Assets, net	$2,755,292	$2,586,698
During the six-month period ended June 29, 2025, the Company recorded measurement period adjustments related to the December 2024 acquisition of Eviosys that increased the previously reported fair value of customer lists by $10,859. The effect on amortization expense in the prior period was immaterial. In addition, the Company wrote off other intangible assets, primarily customer lists, with a net book value of $1,455 as a result of the divestiture of a small recycling business in Asheville, North Carolina. See Note 4 for additional information.
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
Aggregate amortization expense was $44,193 and $17,479 for the three-month periods ended June 29, 2025 and June 30, 2024, respectively, and $86,154 and $35,373 for the six-month periods ended June 29, 2025 and June 30, 2024, respectively. Amortization expense on other intangible assets is expected to total approximately $173,400 in 2025, $171,800 in 2026, $171,200 in 2027, $170,900 in 2028 and $168,500 in 2029.

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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth the balance sheet location and values of the obligations under the Company’s SCF Programs at June 29, 2025 and December 31, 2024:

Balance Sheet Line Item	June 29, 2025	December 31, 2024
Payable to suppliers(a)	$28,341	$28,496
(a) The payment of these obligations is included in net cash provided by operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.

Note 10: Debt
Details of the Company’s debt at June 29, 2025 and December 31, 2024 are as follows:

	June 29, 2025	December 31, 2024
Commercial paper	$354,600	$—
364-Day term loan due December 2025	—	1,493,568
Term loan due December 2026	698,759	698,167
Syndicated term loan due August 2028	497,993	497,674
1.800% notes due February 2025	—	399,933
4.450% notes due September 2026	497,796	496,869
2.250% notes due February 2027	299,183	298,930
4.600% notes due September 2029	595,099	594,519
3.125% notes due May 2030	597,239	596,958
2.850% notes due February 2032	496,559	496,302
5.000% notes due September 2034	690,322	689,802
5.750% notes due November 2040	536,298	536,282
Other foreign denominated debt	73,514	155,048
Finance lease obligations	68,925	67,628
Other debt	17,236	18,341
Total debt	5,423,523	7,040,021
Less: Notes payable and current portion of long-term debt	(436,880)	(2,054,525)
Long-term debt	$4,986,643	$4,985,496
Included in “Other foreign denominated debt” at June 29, 2025 and December 31, 2024 are $4,597 and $73,487, respectively, of transfers of certain trade receivables of Eviosys to third-party financial institutions for which the requirements to be accounted for as true sale in accordance with the guidance under ASC 860, “Transfers and Servicing,” were not met. Additions to and settlements of these obligations are reflected as “Proceeds from issuance of debt” and “Principal repayment of debt,” respectively, in “Net cash used by financing activities” in the Company’s Condensed Consolidated Statements of Cash Flows.
On February 3, 2025, the Company repaid the $400,000 aggregate principal amount of its 1.800% notes due February 2025 upon maturity using proceeds from the issuance of commercial paper.
On April 3, 2025, the Company repaid the outstanding $1,500,000 principal amount of borrowings under its 364-day term loan facility using a portion of the cash proceeds from the sale of TFP.
The Company maintains a revolving credit facility with total commitments of $1,250,000 and a maturity date of May 3, 2029. The Company’s $1,250,000 commercial paper program is supported by the revolving credit facility. At June 29, 2025, the Company had $354,600 in commercial paper balances outstanding; accordingly, the committed capacity available for drawdown under its revolving credit facility at June 29, 2025 was $895,400.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenants currently require the Company to maintain a minimum level of interest coverage and a minimum level of net worth, as defined in the agreements. As of June 29, 2025, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.
Note 11: Financial Instruments and Derivatives
The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments for which the carrying amount differs from the fair value.

	June 29, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, net of current portion	$4,986,643	$4,865,699	$4,985,496	$4,800,455

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
Cash Flow Hedges
At June 29, 2025 and December 31, 2024, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. These contracts, which have maturities ranging from July 2025 to December 2025, qualify as cash flow hedges under GAAP. For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item. Cash flows from derivative financial instruments designated as cash flow hedges are classified as cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.
Commodity Cash Flow Hedges
Certain derivative contracts entered into to manage the cost of anticipated purchases of natural gas and aluminum have been designated by the Company as cash flow hedges. At June 29, 2025, there were no designated natural gas swaps covering anticipated natural gas usage in 2025. The Company has designated swap contracts covering 8,740 metric tons of aluminum as cash flow hedges. These contracts represented approximately 68% of anticipated aluminum usage for 2025. The fair value of the Company’s commodity cash flow hedges netted to a loss position of $(258) and a gain position of $652 at June 29, 2025 and December 31, 2024, respectively. The amount of the loss included in accumulated other comprehensive income at June 29, 2025 expected to be reclassified to the income statement during the next twelve months is $(258). The Company also has certain natural gas derivatives contracts that are not designated as cash flow hedges. See “Non-Designated Derivatives” below for a discussion of these hedges.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Foreign Currency Cash Flow Hedges
The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales and purchases expected to occur in 2025. The net positions of these contracts at June 29, 2025 were as follows (in thousands):

Currency	Action	Quantity
USD Contracts
Colombian peso	purchase	13,705,531
Mexican peso	purchase	205,163
Danish krone	purchase	78,453
Polish zloty	purchase	69,392
Czech koruna	purchase	57,865
Turkish lira	purchase	63,099
Euro	purchase	1,870
Canadian dollar	purchase	1,425
Swedish krona	sell	(2,788)
British pound	sell	(6,274)
Euro Contracts
Euro	purchase	23,511
British pound	sell	(722)
USD	sell	(2,588)
Hungarian forint	sell	(2,556,665)
Swiss franc	sell	(216)
The fair value of foreign currency cash flow hedges related to forecasted sales and purchases netted to a gain position of $1,171 and a loss position of $(1,841) at June 29, 2025 and December 31, 2024, respectively. Gains of $1,171 are expected to be reclassified from accumulated other comprehensive income to the income statement during the next twelve months.

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
Following the unwind of the swaps, in April 2024 the Company entered into new cross-currency swap agreements with a total notional amount of $500,000, maturing on May 1, 2027, to effectively convert a portion of the Company’s fixed-rate U.S. dollar-denominated debt, including the semi-annual interest payments, to fixed-rate euro-denominated debt.
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
On June 30, 2025, subsequent to the end of the second quarter, the Company entered into additional cross-currency swap agreements with a total notional amount of $285,000, maturing on February 1, 2027. The swaps effectively convert a portion of the Company’s fixed-rate U.S. dollar-denominated debt, including the semi-annual interest payments, to fixed-rate euro-denominated debt at the prevailing market rate at execution.
All of the Company’s cross-currency swap agreements are designated as net investment hedges for accounting purposes and have the risk management objective of managing foreign currency risk relating to net investments in certain European subsidiaries denominated in euros.
The gain or loss on the net investment hedge derivative instruments is included in the “Foreign currency translation” component of “Accumulated other comprehensive loss” until the net investment is sold, diluted, or liquidated. Net interest receivables for the cross-currency swaps totaling $9,088 and $18,080 for the three and six months ended June 29, 2025 are excluded from the net investment hedge effectiveness assessment and are recorded in “Interest expense” in the Company’s Condensed Consolidated Statements of Income. The assumptions used in measuring fair value of the cross-currency swaps are considered level 2 inputs, which are based upon the Euro-to-U.S. dollar exchange rate market.
The fair value of the Company’s net investment hedges was a loss position of $(218,240) and a gain position of $11,919 at June 29, 2025 and December 31, 2024, respectively. A foreign currency translation loss of $(162,589) (net of income taxes of $55,651) and a gain of $8,880 (net of income taxes of $3,039) were reported as components of “Accumulated other comprehensive income/(loss)” within “Foreign currency items” at June 29, 2025 and December 31, 2024, respectively.
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Foreign Currency Hedges
The Company routinely enters into forward contracts or swaps to economically hedge the currency exposure of intercompany debt and foreign currency denominated receivables and payables. The net currency positions of these non-designated contracts at June 29, 2025, were as follows (in thousands):

Currency	Action	Quantity
USD Contracts
Colombian peso	purchase	68,259,025
Mexican peso	purchase	290,402
Indonesian rupiah	purchase	8,449,165
Thai baht	sell	(20,283)
Euro	sell	(11)
Canadian dollar	purchase	4,212
Turkish lira	purchase	28,304
British pound	sell	(110)
Euro Contracts
British pound	sell	(97,648)
Polish zloty	sell	(143,810)
Thai baht	sell	(536,362)
Commodity Hedges
The Company has entered into non-designated derivative contracts to manage the cost of anticipated purchases of natural gas. At June 29, 2025, these contracts consisted of natural gas swaps covering approximately 3.9 million metric million British thermal units (“MMBTUs”) and represented approximately 89.6% of anticipated usage in North America for the remainder of 2025.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The fair value of the Company’s non-designated derivatives position was a gain of $4,342 and a loss of $(2,694) at June 29, 2025 and December 31, 2024, respectively.
The following table sets forth the location and fair values of the Company’s derivative instruments at June 29, 2025 and December 31, 2024:

Description	Balance Sheet Location	June 29, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$1,311	$671
Commodity Contracts	Accrued expenses and other	(1,569)	(19)
Foreign Exchange Contracts	Prepaid expenses	3,134	2,068
Foreign Exchange Contracts	Accrued expenses and other	(1,963)	(3,909)
Net investment hedge	Prepaid expenses	21,821	26,833
Net investment hedge	Other assets	—	1,845
Net investment hedge	Other liabilities	(240,061)	(16,759)
Derivatives not designated as hedging instruments:
Commodity Contracts	Prepaid expenses	1,365	961
Commodity Contracts	Other assets	168	—
Commodity Contracts	Accrued expenses and other	(216)	(574)
Commodity Contracts	Other liabilities	(14)	—
Foreign Exchange Contracts	Prepaid expenses	3,275	(59)
Foreign Exchange Contracts	Accrued expenses and other	(236)	(3,022)
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following tables set forth the effect of the Company’s derivative instruments on financial performance for the three-month periods ended June 29, 2025 and June 30, 2024, excluding the amount of foreign currency cash flow hedges that were reclassified from accumulated other comprehensive income/(loss) to the carrying value of the capitalized expenditures:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income
Derivatives in Cash Flow Hedging Relationships:
Three-month period ended June 29, 2025
Foreign Exchange Contracts	$2,902	Net sales	$1,368
		Cost of sales	(151)
Commodity Contracts	(374)	Cost of sales	—

Three-month period ended June 30, 2024
Foreign Exchange Contracts	$2,206	Net sales	$230
		Cost of sales	(64)
Commodity Contracts	62	Cost of sales	—

Description	Gain or (Loss) Recognized	Location of Gain or (Loss) Recognized in Income Statement
Derivatives not Designated as Hedging Instruments:
Three-month period ended June 29, 2025
Commodity Contracts	$(1,889)	Cost of sales
Foreign Exchange Contracts	3,543	Selling, general and administrative
Three-month period ended June 30, 2024
Commodity Contracts	$470	Cost of sales
Foreign Exchange Contracts	(2,771)	Selling, general and administrative

	Three-month period ended June 29, 2025		Three-month period ended June 30, 2024
Description	Revenue	Cost of sales	Revenue	Cost of sales
Total amount of income and expense line items presented in the Condensed Consolidated Statements of Income	$1,368	$(151)	$230	$(64)

Gain or (loss) on cash flow hedging relationships:
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into net income	$1,368	$(151)	$230	$(64)

Commodity contracts:
Amount of gain reclassified from accumulated other comprehensive income/(loss) into net income	$—	$—	$—	$—

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following tables set forth the effect of the Company’s derivative instruments on financial performance for the six-month periods ended June 29, 2025 and June 30, 2024, excluding the amount of foreign currency cash flow hedges that were reclassified from accumulated other comprehensive income/(loss) to the carrying value of the capitalized expenditures:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income
Derivatives in Cash Flow Hedging Relationships:
Six-month period ended June 29, 2025
Foreign Exchange Contracts	$6,153	Net sales	$1,767
		Cost of sales	(192)
Commodity Contracts	(910)	Cost of sales	—

Six-month period ended June 30, 2024
Foreign Exchange Contracts	$(1,645)	Net sales	$666
		Cost of sales	(139)
Commodity Contracts	37	Cost of sales	—

Description	Gain or (Loss) Recognized	Location of Gain or (Loss) Recognized in Income Statement
Derivatives not Designated as Hedging Instruments:
Six-month period ended June 29, 2025
Commodity Contracts	$1,448	Cost of sales
Foreign Exchange Contracts	7,111	Selling, general and administrative
Six-month period ended June 30, 2024
Commodity Contracts	$(2,088)	Cost of sales
Foreign Exchange Contracts	(2,466)	Selling, general and administrative

	Six-month period ended June 29, 2025		Six-month period ended June 30, 2024
Description	Revenue	Cost of sales	Revenue	Cost of sales
Total amount of income and expense line items presented in the Condensed Consolidated Statements of Income	$1,767	$(192)	$666	$(139)

Gain or (loss) on cash flow hedging relationships:
Foreign exchange contracts:
Amount of gain/(loss) reclassified from accumulated other comprehensive income into net income	$1,767	$(192)	$666	$(139)

Commodity contracts:
Amount of gain reclassified from accumulated other comprehensive income into net income	$—	$—	$—	$—

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
The following table sets forth information regarding the Company’s financial assets and financial liabilities, excluding retirement and postretirement plan assets, measured at fair value on a recurring basis:

Description	June 29, 2025	Assets measured at NAV	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$(258)	$—	$—	$(258)	$—
Foreign exchange contracts	1,171	—	—	1,171	—
Net investment hedge	(218,240)	—	—	(218,240)	—
Non-hedge derivatives, net:
Commodity contracts	1,303	—	—	1,303	—
Foreign exchange contracts	3,039	—	—	3,039	—

Description	December 31, 2024	Assets measured at NAV	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$652	$—	$—	$652	$—
Foreign exchange contracts	(1,841)	—	—	(1,841)	—
Net investment hedge	11,919	—	—	11,919	—
Non-hedge derivatives, net:
Commodity contracts	387	—	—	387	—
Foreign exchange contracts	(3,081)	—	—	(3,081)	—

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
None of the Company’s financial assets or liabilities are measured at fair value using significant unobservable inputs. There were no transfers in or out of Level 1 or Level 2 fair value measurements during the six-month period ended June 29, 2025.
The Company has an investment in the preferred stock of a nonaffiliated private company. This investment is accounted for under the measurement alternative of cost less impairment, adjusted for any qualifying observable price changes on a non-recurring basis. Observable price changes would consist of Level 2 inputs based on privately negotiated transactions with the nonaffiliated company. The total investment in preferred stock of $21,212 is included in “Other assets” in the Company’s Condensed Consolidated Balance Sheet as of June 29, 2025.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The Company measures certain non-financial assets and non-financial liabilities at fair value on a non-recurring basis. See Note 4 for a discussion of assets acquired and liabilities assumed in acquisitions and sold in dispositions, and Note 6 for a discussion of asset impairments associated with restructuring activities. The fair value of assets determined based on third-party appraisals and classified as Level 3 measurements due to the use of significant unobservable inputs was not material at June 29, 2025 or December 31, 2024.

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
The components of net periodic benefit cost/(income) include the following:

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Retirement Plans
Service cost	$1,366	$535	$2,562	$1,290
Interest cost	5,448	5,126	10,581	9,835
Expected return on plan assets	(3,420)	(2,776)	(6,625)	(5,572)
Amortization of prior service cost	209	235	397	440
Amortization of net actuarial loss	899	1,169	1,887	2,244
Effect of settlement loss	—	511	—	511
Net periodic benefit cost	$4,502	$4,800	$8,802	$8,748

Retiree Health and Life Insurance Plans
Service cost	$27	$34	$66	$88
Interest cost	216	207	453	457
Expected return on plan assets	(104)	(97)	(204)	(195)
Amortization of prior service cost	91	96	185	192
Amortization of net actuarial gain	(357)	(301)	(571)	(447)
Net periodic benefit (income)/cost	$(127)	$(61)	$(71)	$95
Settlement Charges
The Company recognized settlement charges of $511 during the six-month period ended June 30, 2024. These charges resulted from payments made to certain participants in the Company’s non-union Canadian pension plan who elected a lump sum distribution option upon retirement.
Contributions
The Company made aggregate contributions of $10,458 and $9,125 to its defined benefit retirement and retiree health and life insurance plans during the six-month periods ended June 29, 2025 and June 30, 2024, respectively. The Company expects to make additional aggregate contributions of approximately $11,700 to its defined benefit retirement and retiree health and life insurance plans over the remainder of 2025.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 14: Income Taxes
The Company’s effective tax rates for the three- and six-month periods ended June 29, 2025 were 37.3% and 34.8%, respectively, and its effective tax rates for the three- and six-month periods ended June 30, 2024 were 23.3% and 21.6%, respectively. The Company’s effective tax rates varied from the U.S. statutory rate due primarily to rate differences between U.S. and non-U.S. jurisdictions and the relative amounts earned in those jurisdictions, state income taxes, and discrete tax adjustments that were not consistent year over year.
The Company and/or its subsidiaries file federal, state and local income tax returns in the United States and various foreign jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years prior to 2019.
The Company’s reserve for uncertain tax benefits increased by $100 from December 31, 2024 to June 29, 2025 due primarily to an increase in reserves related to existing tax positions. Although the Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental, management believes that any reasonably foreseeable outcomes related to these matters have been adequately provided for. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which earnings or deductions are realized may differ from current estimates. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly basis. The Company has operations and pays taxes in many countries outside of the U.S. and taxes on those earnings are subject to varying rates. The Company is not dependent upon the favorable benefit of any one jurisdiction to an extent that the loss of such benefit would have a material effect on the Company’s overall effective tax rate.
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
The Company completed the divestiture of Protexic on April 1, 2024. The divestiture included operating lease assets of $21,989 and operating lease liabilities of $22,396.
The Company completed the Eviosys acquisition on December 4, 2024. The acquisition included operating lease liabilities of $42,468 with a weighted-average remaining lease maturity term of 8.1 years and a weighted-average discount rate of 4.5%.
For additional information about the Company’s acquisitions and divestitures, see Note 4.
The following table sets forth the balance sheet location and aggregate values of the Company’s lease assets and lease liabilities at June 29, 2025 and December 31, 2024:

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Classification	Balance Sheet Location	June 29, 2025	December 31, 2024
Lease Assets
Operating lease assets	Right of Use Asset - Operating Leases	$318,036	$307,688
Finance lease assets	Other Assets	73,487	76,831
Total lease assets		$391,523	$384,519

Lease Liabilities
Current operating lease liabilities	Accrued expenses and other	$56,851	$52,648
Current finance lease liabilities	Notes payable and current portion of long-term debt	24,846	22,284
Total current lease liabilities		$81,697	$74,932

Noncurrent operating lease liabilities	Noncurrent Operating Lease Liabilities	$268,181	$258,735
Noncurrent finance lease liabilities	Long-term Debt, net of current portion	44,079	45,344
Total noncurrent lease liabilities		$312,260	$304,079

Total lease liabilities		$393,957	$379,011
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
The following table sets forth the components of the Company’s total lease cost for the three- and six-month periods ended June 29, 2025 and June 30, 2024:

		Three Months Ended		Six Months Ended
Lease Cost		June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Operating lease cost	(a)	$16,340	$10,913	$31,824	$24,283
Finance lease cost:
Amortization of lease asset	(a)	3,285	3,126	6,287	6,211
Interest on lease liabilities	(b)	793	887	1,493	1,808
Variable lease cost	(a) (c)	11,269	8,704	23,691	15,301
Impairment charges	(d)	545	—	1,178	—
Total lease cost		$32,232	$23,630	$64,473	$47,603

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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth certain lease-related information for the six-month periods ended June 29, 2025 and June 30, 2024:

	Six Months Ended
	June 29, 2025	June 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$29,599	$23,365
Operating cash flows used by finance leases	1,493	1,808
Financing cash flows used by finance leases	7,075	7,495
Noncash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	15,305	42,998
Leased assets obtained in exchange for new finance lease liabilities	13,903	4,652
Modification to leased assets for increase in operating lease liabilities	10,090	3,456
Modification to leased assets for (decrease)/increase in finance lease liabilities	(10,440)	51
Termination reclasses to decrease operating lease assets	(7,651)	(2,075)
Termination reclasses to decrease operating lease liabilities	(7,756)	(2,304)
Termination reclasses to decrease finance lease assets	(82)	(163)
Termination reclasses to decrease finance lease liabilities	(84)	(164)
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

	June 29, 2025	December 31, 2024
Contract Assets	$98,907	$67,062
Contract Liabilities	(42,515)	(60,024)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Significant changes in the contract assets and liabilities balances during the six-month period ended June 29, 2025 and the year ended December 31, 2024 were as follows:

	June 29, 2025		December 31, 2024
	Contract Asset	Contract Liability	Contract Asset	Contract Liability
Beginning Balance	$67,062	$(60,024)	$14,754	$(15,252)
Acquired as part of a business combination	—	—	62,439	(47,478)
Revenue deferred or rebates accrued	—	(18,369)	—	(25,736)
Recognized as revenue	—	477	—	2,341
Rebates paid to customers	—	35,401	—	26,101
Increases due to rights to consideration for customer specific goods produced, but not billed during the period	98,907	—	67,062	—
Transferred to receivables from contract assets recognized at the beginning of the period and acquired as part of business combination	(67,062)	—	(77,193)	—
Ending Balance	$98,907	$(42,515)	$67,062	$(60,024)

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
The following tables set forth information about revenue disaggregated by primary geographic regions for the three-month periods ended June 29, 2025 and June 30, 2024. The tables also include a reconciliation of disaggregated revenue with reportable segments. The Company’s reportable segments are aligned by product nature as disclosed in Note 17.

Three-month period ended June 29, 2025	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary Geographical Markets:
United States	$467,148	$373,341	$79,214	$919,703
Europe, Middle East and Africa (EMEA)	707,327	95,032	15,350	817,709
Canada	4,404	23,312	—	27,716
Asia Pacific	23,675	36,582	345	60,602
Other	24,479	59,972	260	84,711
Total	$1,227,033	$588,239	$95,169	$1,910,441

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Three-month period ended June 30, 2024	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary Geographical Markets:
United States	$429,490	$363,215	$79,732	$872,437
EMEA	101,543	96,428	14,628	212,599
Canada	4,620	25,415	—	30,035
Asia Pacific	23,290	53,937	359	77,586
Other	24,108	61,775	261	86,144
Total	$583,051	$600,770	$94,980	$1,278,801
The following tables set forth information about revenue disaggregated by primary geographic regions for the six-month periods ended June 29, 2025 and June 30, 2024. The tables also include a reconciliation of disaggregated revenue with reportable segments.

Six-month period ended June 29, 2025	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary Geographical Markets:
United States	$915,182	$730,927	$148,692	$1,794,801
EMEA	1,274,351	181,141	29,823	1,485,315
Canada	8,269	44,746	—	53,015
Asia Pacific	48,314	72,419	596	121,329
Other	47,510	116,715	984	165,209
Total	$2,293,626	$1,145,948	$180,095	$3,619,669

Six-month period ended June 30, 2024	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary Geographical Markets:
United States	$852,082	$717,581	$189,300	$1,758,963
EMEA	206,679	194,128	29,018	429,825
Canada	8,523	50,186	—	58,709
Asia Pacific	47,754	110,886	712	159,352
Other	49,683	121,049	9,856	180,588
Total	$1,164,721	$1,193,830	$228,886	$2,587,437

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
The following table sets forth financial information about each of the Company’s reportable segments:

SEGMENT FINANCIAL INFORMATION
Three-month period ended June 29, 2025	Consumer Packaging	Industrial Paper Packaging	Total Reportable Segments
Sales from external customers	$1,227,033	$588,239	$1,815,272
Intersegment sales(1)	2,548	26,522	29,070
	1,229,581	614,761	1,844,342
Reconciliation of sales
Other sales(2)			96,341
Elimination of intersegment sales			(30,242)
Total consolidated sales			1,910,441
Less:(3)
Cost of sales(4)	(989,484)	(442,971)
Other segment items(5)	(79,744)	(90,559)
Segment operating profit	$160,353	$81,231	$241,584

Other segment disclosures:
Equity in earnings of affiliates, net of tax	$170	$2,100
Depreciation and amortization(6)	$52,801	$29,838

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Three-month period ended June 30, 2024	Consumer Packaging	Industrial Paper Packaging	Total Reportable Segments
Sales from external customers	$583,051	$600,770	$1,183,821
Intersegment sales(1)	2,050	26,887	28,937
	585,101	627,657	1,212,758
Reconciliation of sales
Other sales(2)			96,839
Elimination of intersegment sales			(30,796)
Total consolidated sales			1,278,801
Less:(3)
Cost of sales(4)	(462,567)	(466,337)
Other segment items(5)	(48,778)	(94,362)
Segment operating profit	$73,756	$66,958	$140,714

Other segment disclosures:
Equity in earnings of affiliates, net of tax	$35	$2,239
Depreciation and amortization(6)	$25,232	$28,641

Six-month period ended June 29, 2025	Consumer Packaging	Industrial Paper Packaging	Total Reportable Segments
Sales from external customers	$2,293,626	$1,145,948	$3,439,574
Intersegment sales(1)	5,317	53,537	58,854
	2,298,943	1,199,485	3,498,428
Reconciliation of sales
Other sales(2)			182,630
Elimination of intersegment sales			(61,389)
Total consolidated sales			3,619,669
Less:(3)
Cost of sales(4)	(1,843,216)	(864,954)
Other segment items(5)	(154,603)	(182,176)
Segment operating profit	$301,124	$152,355	$453,479

Other segment disclosures:
Equity in earnings of affiliates, net of tax	$119	$4,072
Depreciation and amortization(6)	$101,756	$58,171

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Six-month period ended June 30, 2024	Consumer Packaging	Industrial Paper Packaging	Total Reportable Segments
Sales from external customers	$1,164,721	$1,193,830	$2,358,551
Intersegment sales(1)	3,824	55,304	59,128
	1,168,545	1,249,134	2,417,679
Reconciliation of sales
Other sales(2)			232,536
Elimination of intersegment sales			(62,778)
Total consolidated sales			2,587,437
Less:(3)
Cost of sales(4)	(942,057)	(925,471)
Other segment items(5)	(94,165)	(190,861)
Segment operating profit	$132,323	$132,802	$265,125

Other segment disclosures:
Equity in earnings of affiliates, net of tax	$47	$3,364
Depreciation and amortization(6)	$50,129	$57,144

(1)	Intersegment sales are recorded at a market-related transfer price.
(2)	Sales from businesses below the quantitative threshold are attributable to the group of businesses within All Other.
(3)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
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

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Segment operating profit	$241,584	$140,714	$453,479	$265,125
Other operating profits(1)	13,109	13,865	25,035	30,990
Unallocated amounts:
Restructuring/Asset impairment charges	(9,752)	(17,963)	(23,333)	(48,973)
Amortization of acquisition intangibles	(44,193)	(17,479)	(86,154)	(35,373)
(Loss)/Gain from divestiture of business	(2,083)	4,478	(6,266)	4,478
Acquisition, integration and divestiture-related costs	(11,161)	(22,092)	(38,427)	(27,596)
Changes in LIFO inventory reserves	(1,193)	1,418	(1,755)	987
Derivative (losses)/gains	(2,154)	3,485	795	3,771
Other corporate costs(2)	(7,755)	(12,634)	(18,853)	(23,722)
Other operating (charges)/income, net(3)	(735)	2,019	(1,994)	(1,304)
Other (expenses)/income, net(4)	(6,559)	5,867	(13,076)	5,867
Non-operating pension costs	(2,982)	(4,170)	(6,103)	(7,465)
Interest expense	(64,367)	(28,674)	(120,394)	(58,838)
Interest income	4,122	3,059	11,470	6,192
Income from continuing operations before income taxes	$105,881	$71,893	$174,424	$114,139

(1)	Operating profit from segments below the quantitative threshold are attributable to the group of businesses within All Other.
(2)	Other corporate costs represent recurring operating expenses previously allocated to TFP that will remain with Sonoco subsequent to the divestiture.
(3)	Primarily consists of highly inflationary accounting in Turkey and other miscellaneous charges in both 2025 and 2024.
(4)
In 2025, these expenses relate to charges from third-party financial institutions related to the Company’s centralized treasury program under which the Company sells certain trade accounts receivables in order to accelerate its cash collection cycle, primarily within the Consumer Packaging segment. In 2024, the income related primarily to the fair value remeasurement of an equity investment.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth the reconciliation of other segment disclosures to consolidated totals for the periods presented.

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Equity in earnings of affiliates, net of tax
Consumer Packaging	$170	$35	$119	$47
Industrial Paper Packaging	2,100	2,239	4,072	3,364
Reportable Segment Total	2,270	2,274	4,191	3,411
Adjustments	—	—	—	—
Consolidated Total	$2,270	$2,274	$4,191	$3,411

Depreciation and amortization
Consumer Packaging	$52,801	$25,232	$101,756	$50,129
Industrial Paper Packaging	29,838	28,641	58,171	57,144
Reportable Segment Total	82,639	53,873	159,927	107,273
Other(1)	46,836	20,196	91,351	41,742
Consolidated Total	$129,475	$74,069	$251,278	$149,015

(1)	Other represents depreciation and amortization expense for the All Other group of businesses and total amortization of acquisition intangibles for Sonoco, excluding discontinued operations.
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
Spartanburg
In connection with its acquisition of Tegrant in November 2011, the Company identified potential environmental contamination at a site in Spartanburg, South Carolina. At December 31, 2024, the Company’s accrual for environmental contingencies related to the Spartanburg site totaled $5,096. The Spartanburg site and related environmental liabilities were part of the sale of TFP to Toppan, which was completed on April 1, 2025. This accrual is reflected in “Current liabilities of discontinued operations” on the Company’s Condensed Consolidated Balance Sheet at December 31, 2024.
Other environmental matters
The Company has been named as a potentially responsible party at several environmentally contaminated sites. All of the sites are also the responsibility of other parties. The potential remediation liabilities are shared with such other parties, and, in most cases, the Company’s share, if any, cannot be reasonably estimated at the current time. However, the Company does not believe that the resolution of these matters has a reasonable possibility of having a material adverse effect on the Company’s financial statements. At June 29, 2025 and December 31, 2024, the accruals for these other sites

SONOCO PRODUCTS COMPANY
totaled $1,773 and $1,933, respectively, and are included in “Accrued expenses and other” on the Company’s Condensed Consolidated Balance Sheets.
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
•the Company’s integration of Titan Holdings I B.V. (“Eviosys”) and the Company’s ability to realize the anticipated benefits of the acquisition, including with respect to market leadership, strategic alignment, customer relationships, sustainability, innovation and cost synergies;
•effects and timing of, and anticipated costs, synergies and gains resulting from our other contemplated, pending, and completed acquisitions;
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
•ability to successfully integrate newly acquired businesses, including Eviosys, into the Company’s operations, retain key employees, maintain relationships with customers and other third parties, and realize expected cost savings, synergies and other anticipated benefits relating thereto within the expected time period, or at all;
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
•costs of labor and employment, including the cost of employee and retiree medical, health, and life insurance benefits;
•work stoppages due to labor disputes;
•success of new product development, introduction and sales, including successful timing of new product or product innovation introductions;
•success of implementation of new manufacturing technologies and installation of manufacturing equipment, including the startup of new facilities and lines;
•consumer demand for products and changing consumer preferences, including changes related to inflation, tariffs, and other macroeconomic factors, and changes in consumer attitudes toward plastic packaging;
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
•ability to maintain or improve margins and leverage, cash flows and financial position;
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
•economic disruptions resulting from changing tariff policies and trade wars, the overall uncertainty surrounding international trade relations, war,and other geopolitical tensions (such as the ongoing military conflict between Russia and Ukraine and the ongoing conflicts in the Middle East), public health events, terrorist activities, and natural disasters, and our ability to successfully mitigate any negative impacts of such disruptions; and
•inflation and the activities and operations in highly inflationary economies.
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
Sonoco’s goal is to increase its long-term profitability and return capital to shareholders. Over the past several years, we have simplified our portfolio around fewer, bigger businesses, which has reduced operating complexity and improved agility. On December 4, 2024, Sonoco completed the acquisition of Eviosys, Europe’s leading food cans, ends and closures manufacturer, from KPS Capital Partners, LP, for net cash consideration of approximately $3.8 billion. The transaction advances Sonoco’s portfolio transformation strategy to simplify and realign its portfolio and position the Company for long-term growth and value creation. The transaction, the largest in the Company’s history, expands Sonoco’s global leadership in metal food can and aerosol packaging and facilitates our ability to partner with global customers to advance innovation and sustainability in metal packaging offerings. Eviosys operates under the Consumer Packaging segment as Sonoco Metal Packaging EMEA.
Sonoco’s portfolio transformation strategy also includes significant divestitures. For example, on April 1, 2025, the Company completed the sale of TFP to TOPPAN Holdings Inc. (“Toppan”) for a purchase price of approximately $1.8 billion on a cash-free and debt-free basis and subject to customary adjustments. On a standalone basis, TFP had revenue of $1.3 billion in 2024.
As previously disclosed, the Company has initiated a review of strategic alternatives for ThermoSafe, its leading temperature-assured packaging business. On a standalone basis, ThermoSafe, which is part of the All Other group of businesses, had revenue of $245 million in 2024. The Company expects to complete its review of strategic alternatives for ThermoSafe in the second half of 2025.
The Company believes that these completed and potential divestitures will enable greater strategic and operational focus while also generating proceeds to fund deleveraging and further focus capital investments in our core Consumer Packaging and Industrial Paper Packaging businesses.
The Company is focused on efficient capital deployment into these larger, core business units to improve economic returns and improve integration effectiveness and speed for acquired strategic assets. For example, in July 2025 the Company announced plans to invest $30 million of capital into three rigid paper can facilities in the United States to increase its production capacity in the adhesives and sealants sector. The investment is intended to improve supply chain reliability and ensure consistent access to materials for customers. In parallel, the Company has continued to work on commercial, operational, and supply chain excellence programs to shift the mix of its business towards higher-valued products and increase overall productivity from procurement savings, production efficiencies, and fixed cost reduction initiatives, as well as strategic pricing initiatives intended to better capture input costs and the value of the services provided.
Global Trade Developments
Recent developments in U.S. and foreign trade policy have increased uncertainty for the global economy and the Company’s business. On March 4, 2025, the U.S. Government (the “Administration”) imposed a 25% tariff on all imports from Canada or Mexico. After imposing this tariff, the Administration allowed for the temporary exemption from the tariff for any goods that comply with the United States-Mexico-Canada Agreement (“USMCA”), which has helped mitigate the impact of the tariff on the Company’s operations in North America. On February 10, 2025, the Administration announced the expansion of Section 232 steel and aluminum tariffs (“Section 232 Tariffs”) on steel and aluminum imported into the United States, effective March 12, 2025, and the termination of the granting of new exclusions to mitigate these tariffs. As a result, imported steel and aluminum is currently subject to a 50% duty.

SONOCO PRODUCTS COMPANY
Further, on April 2, 2025, the Administration announced reciprocal tariffs on imported goods from most countries. The reciprocal tariffs were temporarily held at 10% until July 9, 2025, after which date the Administration began announcing higher country-specific tariff rates, which are expected to go into effect August 1. In response to these tariff actions, Canada imposed retaliatory tariffs on goods coming from the United States, including a 25% tariff on a variety of enumerated goods, and has not exempted USMCA-qualified goods from these tariffs on U.S.-origin goods. Some of the enumerated goods subject to this tariff include products and materials shipped to Sonoco’s plants in Canada. The Company intends to claim end-use specific exemptions to mitigate the Canadian retaliatory tariffs where eligible.
While the exact scope of any tariffs or other trade policy changes that will ultimately be implemented is not known at this time, the Company does not currently expect these recently announced tariffs and proposed future tariffs to have a material direct effect on the Company’s profitability or cash flows over the remainder of 2025 because the Company’s manufacturing network is designed to serve local markets, reducing its exposure to cross-border disruptions and tariff-related risks, and while the Company is actively working with its customers to help manage the impacts of higher input costs driven by tariffs, its business model allows for pricing adjustments when necessary. In addition, the Company believes its transformed portfolio following the Eviosys acquisition and the sale of TFP is significantly more resilient, with nearly two-thirds of the Company’s sales for the six-month period ended June 29, 2025 coming from the Consumer Packaging segment, a segment that has historically demonstrated strong performance across economic cycles. In addition, while the Section 232 Tariffs impact input costs for the Company’s U.S.-based metal packaging and rigid paper container businesses (part of the Consumer Packaging segment), which source a portion of their steel and aluminum purchases from outside the United States, the Company intends, and has the contractual ability, to pass such increases in cost due to tariffs to its customers.
The ultimate resolution and consequences of these trade policy developments, and their effect on the Company, is uncertain and the Company will continue to monitor the Administration’s trade policy changes closely in order to adapt its strategies and to maintain competitiveness in a challenging market environment. See “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Other Recent Developments
On July 4, 2025, subsequent to the end of the quarter, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law in the United States. The OBBBA includes a broad range of tax reform provisions, including the extension of key provisions of the Tax Cuts and Jobs Act of 2017. While the Company is continuing to assess the potential impact of this new legislation, it currently does not expect the OBBBA to have a material impact on its results of operations.
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
On December 18, 2024, the Company announced that it had entered into an agreement to sell TFP to Toppan. This sale was completed on April 1, 2025. In accordance with applicable accounting guidance, the results of TFP are presented as discontinued operations in the Condensed Consolidated Statements of Income and, as such, have been excluded from both continuing operations and segment results for all periods presented in this Quarterly Report on Form 10-Q. Further, the Company reclassified the assets and liabilities of TFP as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets as of June 29, 2025 and December 31, 2024. The Condensed Consolidated

SONOCO PRODUCTS COMPANY
Statements of Comprehensive Income, Changes in Total Equity, and Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations. All amounts, percentages and disclosures for all periods presented in this Quarterly Report on Form 10-Q reflect only the continuing operations of Sonoco unless otherwise noted.
Second Quarter 2025 Compared with Second Quarter 2024
The following discussion provides a review of results for the three-month period ended June 29, 2025 versus the three-month period ended June 30, 2024.
Overview
Consolidated net sales for the second quarter of 2025 were $1.9 billion, a $631.6 million or 49.4% increase from the second quarter of 2024. The increase was primarily driven by $601.3 million in net sales from the December 2024 Eviosys acquisition including the impact of foreign exchange rates and increased net sales of $44.7 million as a result of increased selling prices across the Industrial Paper Packaging and Consumer Packaging segments.
GAAP operating profit for the second quarter of 2025 was $175.7 million, an increase of 83.3% from the $95.8 million reported in the second quarter of 2024. The increase in GAAP operating profit was primarily due to a $121.0 million increase in gross profit, primarily related to the Eviosys acquisition, and a decrease in restructuring related costs of $8.2 million from the prior year, partially offset by an increase of $42.8 million in selling, general and administrative expenses. Adjusted Operating Profit for the second quarter of 2025 was $246.9 million, an increase of 74.0% from the $141.9 million reported for the same period in 2024.
GAAP net income attributable to Sonoco for the second quarter of 2025 increased to $493.4 million, or $4.96 per diluted share, compared to $90.8 million, or $0.92 per diluted share, for the second quarter of 2024. This increase was primarily due to the increase in GAAP operating profit as described above, and the increase in GAAP net income from discontinued operations due to the gain on the sale of the TFP divestiture. Adjusted net income attributable to Sonoco and Adjusted diluted earnings per share for the second quarter of 2025 were $136.1 million ($1.37 per diluted share), compared with $126.8 million ($1.28 per diluted share) for the same period in 2024.
Costs and Expenses
Cost of goods sold increased by $510.6 million, or 51.4%, in the second quarter of 2025 compared with the second quarter of 2024. This increase was primarily driven by the Eviosys acquisition. Gross profit margins decreased from 22.3% in the second quarter of 2024 to 21.3% in the second quarter of 2025.
Selling, general and administrative costs increased by $42.8 million, or 24.3%, and were 11.5% of sales in the second quarter of 2025, compared to 13.8% of sales in the second quarter of 2024. This increase reflects a $61.5 million impact from the Eviosys acquisition, partially offset by an $11.0 million decrease in acquisition, integration and divestiture related costs and $7.1 million decrease in employee-related costs.
Restructuring/Asset impairment charges totaled $9.8 million in the second quarter of 2025, compared with $18.0 million during the same period last year. The decrease was primarily related to the higher cost of restructuring actions in 2024, including the closure of a metal plant in Memphis, Tennessee, part of the Consumer Packaging segment. Additional information regarding restructuring and asset impairment charges is provided in Note 6 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Loss on divestiture of business of $2.1 million in the second quarter of 2025 reflects a $2.1 million loss from the sale of the Asheville recycling operations, a part of the Industrial Paper Packaging segment. Gain on divestiture of businesses during the second quarter of 2024 included $4.5 million in gains from the sales of the Protexic and S3 businesses. See Note 4 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Other expenses, net of $6.6 million in the second quarter of 2025 represents charges from third-party financial institutions related to our centralized treasury program under which the Company sells certain trade accounts receivables in order to accelerate its cash collection cycle primarily within our Consumer Packaging segment. Other income, net during the second quarter of 2024 was related to the $5.9 million gain upon the fair value remeasurement of one of the Company’s affiliate investments. See Note 4 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to the 2024 gain.
Non-operating pension costs decreased $1.2 million during the second quarter of 2025 compared to the corresponding prior year quarter. This decrease was primarily due to a year-over-year increase in expected return on plan assets and

SONOCO PRODUCTS COMPANY
lower amortization and settlement charges during the second quarter of 2025. Additional information regarding costs of the Company’s retirement plans is provided in Note 13 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Net interest expense for the second quarter of 2025 increased to $60.2 million, compared with $25.6 million during the second quarter of 2024. The increase was primarily due to higher year-over-year debt levels resulting from financing transactions related to the Eviosys acquisition.
The effective tax rates for continuing operations reflected in GAAP net income and Adjusted net income attributable to Sonoco in the second quarter of 2025 were 37.3% and 25.6%, respectively, compared with 23.3% and 26.2%, respectively, in the corresponding prior year quarter. The increase in the GAAP effective tax rate was primarily due to tax rate changes on deferred taxes and various other unfavorable tax adjustments.
Discontinued Operations
Net income from discontinued operations totaled $424.5 million for the second quarter of 2025, compared with $33.5 million for the second quarter of 2024. The increase in net income reflects the gain on divestiture of business offset by lower sales upon completion of the sale of TFP on April 1, 2025.
Reportable Segments
The Company’s operating and reporting structure consists of two reportable segments, Consumer Packaging and Industrial Paper Packaging, with all remaining businesses reported as All Other. The following table summarizes net sales attributable to each of the Company’s segments and the All Other group of businesses for the second quarters of 2025 and 2024:

	Three Months Ended
(Dollars in thousands)	June 29, 2025	June 30, 2024	% Change
Net sales:
Consumer Packaging	$1,227,033	$583,051	110.5%
Industrial Paper Packaging	588,239	600,770	(2.1)%
Total reportable segments	1,815,272	1,183,821	53.3%
All Other	95,169	94,980	0.2%
Net sales	$1,910,441	$1,278,801	49.4%
The following table summarizes operating profit attributable to each of the Company’s reportable segments, the All Other group of businesses, and Corporate-related activity during the second quarters of 2025 and 2024:

	Three Months Ended
(Dollars in thousands)	June 29, 2025	June 30, 2024	% Change
Operating profit:
Consumer Packaging	$160,353	$73,756	117.4%
Industrial Paper Packaging	81,231	66,958	21.3%
Segment operating profit	241,584	140,714	71.7%
All Other	13,109	13,865	(5.5)%
Corporate
Restructuring/Asset impairment charges	(9,752)	(17,963)
Amortization of acquisition intangibles	(44,193)	(17,479)
(Loss)/Gain on divestiture of business	(2,083)	4,478
Acquisition, integration and divestiture-related costs	(11,161)	(22,092)
Other corporate costs	(7,755)	(12,634)
Other operating income/(expense), net	(4,082)	6,922
Operating profit	$175,667	$95,811	83.3%

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
Segment net sales increased $644.0 million over the corresponding prior year quarter primarily as a result of $601.3 million of net sales, including the impact of foreign exchange rates, from the December 2024 Eviosys acquisition, as well as increased volume/mix of $24.1 million and higher sales prices of $14.8 million.
Segment operating profit increased over the corresponding prior year quarter primarily due to $65.9 million of operating profit from the Eviosys acquisition, strong productivity from procurement savings, production efficiencies, and fixed cost reduction initiatives of $7.6 million, and increased volume/mix of $3.2 million. As a result, segment operating profit margin increased to 13.1% in the second quarter of 2025 from 12.7% in the same period last year.
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
Segment net sales decreased $12.5 million from the corresponding prior year quarter primarily due to a decline in volume/mix of $25.0 million and the disposition of facilities in China during the fourth quarter of 2024 of $12.6 million. These headwinds were only partially offset by a $29.9 million increase from higher selling prices.
Segment operating profit increased over the corresponding prior year quarter primarily due to a $19.9 million increase from a positive price/cost environment combined with a $5.1 million increase attributable to strong productivity from procurement savings, production efficiencies, and fixed cost reduction initiatives. These increases were partially offset by a decline of $8.1 million attributable to lower volumes. As a result, segment operating profit margin increased to 13.8% in the second quarter of 2025 from 11.1% in the same period last year.
All Other
The primary products produced within the All Other group of businesses consist of a variety of packaging materials, including plastic, paper, foam, and various other specialty materials serving a wide variety of end markets including consumer staples, consumer discretionary, and industrial.
Net sales improved from the same period of the prior year primarily due to favorable pricing and volumes across the All Other group of businesses.
All Other operating profit decreased in the second quarter of 2025 compared to the same period last year, primarily due to volume declines in our Industrial Plastics business and the sale of the Protexic business in April 2024. Price/cost was also a headwind from 2024, but this impact was largely offset by higher productivity from procurement savings, production efficiencies, and fixed cost reduction initiatives. As a result, operating profit margin decreased to 13.8% in the second quarter of 2025 compared to 14.6% in the same period last year.

Six Months Ended June 29, 2025 Compared with Six Months Ended June 30, 2024
The following discussion provides a review of results for the six-month period ended June 29, 2025 compared with the six-month period ended June 30, 2024.
Overview
Consolidated net sales for the first six months of 2025 were $3.6 billion, a $1.0 billion or 39.9% increase from the same period last year. The increase was driven by $1.1 billion in net sales from the December 2024 Eviosys acquisition, including the impact of foreign currency exchange rates, and a $66.8 million favorable impact as a result of selling price increases across the Industrial Paper Packaging and Consumer Packaging segments. These increases were partially offset by the year-over-year loss of $63.1 million in sales due to divestitures not accounted for as discontinued operations.

SONOCO PRODUCTS COMPANY
GAAP operating profit for the first six months of 2025 was $302.5 million, an increase of 79.7% from the $168.4 million reported for the first six months of 2024. The increase in GAAP operating profit reflected a $203.6 million increase in gross profit primarily related to the Eviosys acquisition and a decrease in restructuring related costs of $25.6 million from the prior year, partially offset by an increase of $84.3 million in selling, general and administrative expenses, including the amortization of intangible assets, and acquisition and integration costs. Adjusted operating profit for the first six months of 2025 was $459.7 million, an increase of 68.7% from the $272.4 million reported for the same period in 2024.
GAAP net income attributable to Sonoco for the first six months of 2025 increased to $547.9 million, or $5.51 per diluted share, compared to $156.0 million, or $1.57 per diluted share, reported for the same period of 2024. This increase reflects the increase in GAAP operating profit as described above and the gain on sale from the TFP divestiture. Adjusted net income attributable to Sonoco and Adjusted diluted earnings per share for the six-month period ended June 29, 2025 decreased 14.6% to $273.0 million, or $2.74 per diluted share, from $238.3 million, or $2.40 per diluted share, in the six-month period ended June 30, 2024.
Costs and Expenses
Cost of goods sold increased by $828.7 million, or 40.8%, in the first six months of 2025 compared with the first six months of 2024. This increase was primarily driven by the Eviosys acquisition, partially offset by lower materials pricing and the decline in costs from the sale of the Protexic business in April 2024. Gross profit margins were 21.0% for the first six months of 2025 and 21.5% for the first six months of 2024.
Selling, general and administrative costs for the first six months of 2025 increased $84.3 million, or 24.5%, year over year. This increase reflected $99.5 million of additional costs related to the Eviosys acquisition, partially offset by an $11.0 million decrease in employee-related costs and a $7.2 million decrease in acquisition, integration and divestiture costs.
Restructuring/Asset impairment charges totaled $23.3 million during the first six months of 2025, compared with $49.0 million during the same period last year. The decrease was primarily related to the higher cost of restructuring actions in 2024, including the closures of a paper mill in Sumner, Washington, part of the Industrial Paper Packaging segment, and a metal plant in Memphis, Tennessee, part of the Consumer Packaging segment. Additional information regarding restructuring and asset impairment charges is provided in Note 6 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Loss on divestiture of business of $6.3 million during the first six months of 2025 reflected losses from the sales of the Company’s tube and core operations in Venezuela and the Asheville recycling operations, partially offset by a gain from the sale of a small construction tube operation in France, all part of the Industrial Paper Packaging segment. Gain on divestiture of businesses during the first six months of 2024 resulted from the sales of the Protexic and S3 businesses. See Note 4 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Other expense, net during the first six months of 2025 was $13.1 million, reflecting charges from third-party financial institutions related to our centralized treasury program under which the Company sells certain trade accounts receivables in order to accelerate its cash collection cycle primarily within our Consumer Packaging segment. Other income, net during the first six months of 2024 reflected the $5.9 million gain upon the fair value remeasurement of one of the Company’s affiliate investments. See Note 4 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to the 2024 gain.
Non-operating pension costs decreased by $1.4 million during the first six months year over year. The decrease is primarily due to higher expected return on plan assets and lower amortization and settlement charges, partially offset by higher interest costs during the first six months of 2025. Additional information regarding costs of the Company’s retirement plans is provided in Note 13 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
GAAP net interest expense during the first six months of 2025 increased to $108.9 million, compared with $52.6 million during the first six months of 2024. The increase of $56.3 million was primarily due to higher year-over-year debt levels resulting from financing transactions related to the Eviosys acquisition.
The effective tax rates reflected in GAAP net income and Adjusted net income attributable to Sonoco in the first six months of 2025 were 34.8% and 25.7%, respectively, compared with 21.6% and 26.2%, respectively, in the prior-year period. The increase in the effective tax rate on GAAP net income attributable to Sonoco was primarily due to tax rate changes on deferred taxes and various other unfavorable tax adjustments.

SONOCO PRODUCTS COMPANY
Discontinued Operations
Net income from discontinued operations totaled $429.7 million for the first six months of 2025, compared with $63.3 million for the first six months of 2024. The increase in net income reflected the gain on the divestiture of TFP, partially offset by lower sales following the completion of the TFP divestiture on April 1, 2025.
Reportable Segments
The following table summarizes net sales attributable to each of the Company’s reportable segments, and the All Other group of businesses during the first six months of 2025 and 2024:

	Six Months Ended
(Dollars in thousands)	June 29, 2025	June 30, 2024	% Change
Net sales:
Consumer Packaging	$2,293,626	$1,164,721	96.9%
Industrial Paper Packaging	1,145,948	1,193,830	(4.0)%
Total reportable segments	3,439,574	2,358,551	45.8%
All Other	180,095	228,886	(21.3)%
Net sales	$3,619,669	$2,587,437	39.9%
The following table summarizes operating profit attributable to each of the Company’s reportable segments, the All Other group of businesses, and Corporate-related activity during the first six months of 2025 and 2024:

	Six Months Ended
(Dollars in thousands)	June 29, 2025	June 30, 2024	% Change
Operating profit:
Consumer Packaging	$301,124	$132,323	127.6%
Industrial Paper Packaging	152,355	132,802	14.7%
Segment operating profit	453,479	265,125	71.0%
All Other	25,035	30,990	(19.2)%
Corporate
Restructuring/Asset impairment charges	(23,333)	(48,973)
Amortization of acquisition intangibles	(86,154)	(35,373)
(Loss)/Gain on divestiture of business	(6,266)	4,478
Acquisition, integration and divestiture-related costs	(38,427)	(27,596)
Other corporate costs	(18,853)	(23,722)
Other operating income/(expense), net	(2,954)	3,454
Operating profit	$302,527	$168,383	79.7%
Consumer Packaging
Segment net sales increased 96.9% year to date compared to the prior-year period, primarily due to net sales of $1.1 billion related to the December 2024 acquisition of Eviosys, a $47.4 million favorable impact from higher volume/mix during the period and a $16.3 million favorable impact from increased pricing.
Year-to-date segment operating profit increased 127.6%, primarily from the Eviosys acquisition of $115.7 million, an increase from strong price/cost initiatives of $28.1 million, improved volume/mix profits of $8.8 million and strong productivity from procurement savings, production efficiencies, and fixed cost reduction initiatives of $8.5 million. As a result, segment operating profit margin increased from 11.4% in the first six months of 2024 to 13.1% in the first six months of 2025.
Industrial Paper Packaging
Segment net sales declined year to date compared to the prior-year period primarily due to decline in volume/mix of $51.0 million, the decline in sales of $24.2 million related to the divestiture of two China operations during Q4 2024 and the unfavorable impact from foreign currency exchange rates. These declines were partially offset by the $50.5 million increase in sales prices.

SONOCO PRODUCTS COMPANY
Segment operating profit increased 14.7% versus the prior-year period primarily as a result of improved price/cost trends of $30.1 million and improved productivity from procurement savings, production efficiencies and fixed cost initiatives of $12.4 million. This was partially offset by unfavorable impacts, primarily from lower volumes and foreign currency translation, totaling $22.9 million. As a result, segment operating margin increased from 11.1% in the first six months of 2024 to 13.3% in the first six months of 2025.
All Other
Net sales for the All Other group of businesses declined 21.3% year to date compared to the prior-year period primarily due to the sale of Protexic and lower volumes in temperature assured packaging.
All Other operating profit declined 19.2% year to date compared to the prior-year period due to the sale of Protexic, lower volumes and negative price/cost, partially offset by higher productivity from procurement savings, production efficiencies, and fixed cost reduction initiatives. Segment operating margin increased to 13.9% year to date compared to 13.5% in 2024.

SONOCO PRODUCTS COMPANY

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
In addition to the “Adjusted” results described above, the Company also uses Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA is defined as net income excluding the following: interest expense; interest income; provision for income taxes; depreciation and amortization expense; non-operating pension costs; net income/loss attributable to noncontrolling interests; restructuring/asset impairment charges; changes in LIFO inventory reserves; gains/losses from the divestiture of businesses and other assets; acquisition, integration and divestiture-related costs; other income; derivative gains/losses; and other non-GAAP adjustments, if any, that may arise from time to time. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by net sales.
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
Quarterly Reconciliations of GAAP to Non-GAAP Financial Measures
The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures in the Company’s Condensed Consolidated Statements of Income for the three-month periods ended June 29, 2025 and June 30, 2024.
Adjusted Operating Profit, Adjusted Income Before Income Taxes, Adjusted Provision for Income Taxes, Adjusted Net Income Attributable to Sonoco, and Adjusted Diluted Earnings Per Share (“EPS”)

	For the three-month period ended June 29, 2025
Dollars in thousands, except per share data	Operating Profit	Income Before Income Taxes	Provision for Income Taxes	Net Income Attributable to Sonoco	Diluted EPS
As Reported (GAAP)[1]	$175,667	$105,881	$39,500	$493,423	$4.96
Acquisition, integration and divestiture-related costs[2]	11,161	11,161	2,120	9,041	0.09
Changes in LIFO inventory reserves	1,193	1,193	291	902	0.01
Amortization of acquisition intangibles	44,193	44,193	9,401	34,792	0.35
Restructuring/Asset impairment charges	9,752	9,752	2,197	7,173	0.07
Loss/(Gain) on divestiture of business	2,083	2,083	514	(422,979)	(4.25)
Non-operating pension costs	—	2,982	761	2,221	0.02
Net losses from derivatives	2,154	2,154	548	1,606	0.02
Other adjustments[3]	735	735	(9,201)	9,936	0.10
Total adjustments	71,271	74,253	6,631	(357,308)	(3.59)
Adjusted	$246,938	$180,134	$46,131	$136,115	$1.37
Due to rounding, individual items may not sum appropriately.

1 Operating profit, income before income taxes, and provision for income taxes exclude results related to discontinued operations of $625,773, $625,773 and $201,225, respectively.
2 Acquisition, integration and divestiture-related costs relate mostly to the Company’s December 2024 acquisition of Eviosys and the divestiture of the TFP business, which was completed on April 1, 2025.
3 Other adjustments include discrete tax items primarily related to tax rate changes on accumulated other comprehensive income (“AOCI”) and rate differences between non-US jurisdictions related to acquisitions/divestitures.

SONOCO PRODUCTS COMPANY

	For the three-month period ended June 30, 2024
Dollars in thousands, except per share data	Operating Profit	Income Before Income Taxes	Provision for Income Taxes	Net Income Attributable to Sonoco	Diluted EPS
As Reported (GAAP)[1]	$95,811	$71,893	$16,756	$90,811	$0.92
Acquisition, integration and divestiture-related costs	22,092	22,092	5,656	16,563	0.17
Changes in LIFO inventory reserves	(1,418)	(1,418)	(356)	(1,062)	(0.01)
Amortization of acquisition intangibles	17,479	17,479	4,336	16,975	0.17
Restructuring/Asset impairment charges	17,963	17,963	2,862	16,116	0.16
Gain on divestiture of business	(4,478)	(4,478)	1,222	(5,700)	(0.06)
Other income, net	—	(5,867)	—	(5,867)	(0.06)
Non-operating pension costs	—	4,170	1,032	3,138	0.03
Net gains from derivatives	(3,485)	(3,485)	(876)	(2,609)	(0.03)
Other adjustments	(2,019)	(1,598)	(20)	(1,608)	(0.01)
Total adjustments	46,134	44,858	13,856	35,946	0.36
Adjusted	$141,945	$116,751	$30,612	$126,757	$1.28
Due to rounding, individual items may not sum appropriately.
1 Operating profit, income before income taxes, and provision for income taxes exclude results related to discontinued operations of $44,561, $44,091 and $10,551, respectively.
Adjusted EBITDA1

	Three Months Ended
Dollars in thousands	June 29, 2025	June 30, 2024

Net income attributable to Sonoco	$493,423	$90,811
Adjustments
Interest expense	64,367	29,640
Interest income	(4,122)	(3,555)
Provision for income taxes	240,725	27,307
Depreciation and amortization	129,475	89,486
Non-operating pension costs	2,982	4,170
Net (loss)/income attributable to noncontrolling interests	(224)	140
Restructuring/Asset impairment charges	9,752	19,250
Changes in LIFO inventory reserves	1,193	(1,418)
Gain on divestiture of business	(623,690)	(4,478)
Acquisition, integration and divestiture-related costs	11,161	22,269
Other income, net	—	(5,867)
Net losses/(gains) from derivatives	2,154	(3,485)
Other non-GAAP adjustments	735	(2,056)
Adjusted EBITDA	$327,931	$262,214

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

Segment and All Other Adjusted EBITDA and Adjusted EBITDA Margin Reconciliation
For the Three Months Ended June 29, 2025
Excludes results of discontinued operations
Dollars in thousands	Consumer Packaging segment	Industrial Paper Packaging segment	All Other	Corporate	Total
Segment and Total Operating Profit	$160,353	$81,231	$13,109	$(79,026)	$175,667
Adjustments:
Depreciation and amortization[1]	52,801	29,838	2,643	44,193	129,475
Other expense[2]	—	—	—	(6,559)	(6,559)
Equity in earnings of affiliates, net of tax	170	2,100	—	—	2,270
Restructuring/Asset impairment charges[3]	—	—	—	9,752	9,752
Changes in LIFO inventory reserves[4]	—	—	—	1,193	1,193
Acquisition, integration and divestiture-related costs[5]	—	—	—	11,161	11,161
Loss on divestiture of business[6]	—	—	—	2,083	2,083
Net loss from derivatives[7]	—	—	—	2,154	2,154
Other non-GAAP adjustments	—	—	—	735	735
Segment Adjusted EBITDA	$213,324	$113,169	$15,752	$(14,314)	$327,931

Net Sales	$1,227,033	$588,239	$95,169
Segment Operating Profit Margin	13.1%	13.8%	13.8%
Segment Adjusted EBITDA Margin	17.4%	19.2%	16.6%

1 Included in Corporate is the amortization of acquisition intangibles associated with the Consumer Packaging segment of $38,333, the Industrial Paper Packaging segment of $5,655, and the All Other group of businesses of $205.
2 These expenses relate to charges from third-party financial institutions related to our centralized treasury program under which the Company sells certain trade accounts receivables in order to accelerate its cash collection cycle, primarily within the Consumer Packaging segment.
3 Included in Corporate are restructuring/asset impairment charges associated with the Consumer Packaging segment of $1,479, the Industrial Paper Packaging segment of $8,228, and the All Other group of businesses of $5.
4 Included in Corporate are changes in LIFO inventory reserves associated with the Consumer Packaging segment of $1,193.
5 Included in Corporate are acquisition, integration and divestiture-related costs associated with the Consumer Packaging segment of $1,137 and the Industrial Paper Packaging segment of $213.
6 Included in Corporate is a $2,083 loss on the sale of a recycling facility in Asheville, North Carolina associated with the Industrial Paper Packaging segment.
7 Included in Corporate are net losses from derivatives associated with the Consumer Packaging segment of $208, the Industrial Paper Packaging segment of $1,864, and the All Other group of businesses of $82.

SONOCO PRODUCTS COMPANY

Segment and All Other Adjusted EBITDA and Adjusted EBITDA Margin Reconciliation
For the Three Months Ended June 30, 2024
Excludes results of discontinued operations
Dollars in thousands	Consumer Packaging segment	Industrial Paper Packaging segment	All Other	Corporate	Total
Segment and Total Operating Profit	$73,756	$66,958	$13,865	$(58,768)	$95,811
Adjustments:
Depreciation and amortization[1]	25,232	28,641	2,717	17,479	74,069
Equity in earnings of affiliates, net of tax	35	2,239	—	—	2,274
Restructuring/Asset impairment charges[2]	—	—	—	17,963	17,963
Changes in LIFO inventory reserves[3]	—	—	—	(1,418)	(1,418)
Acquisition, integration and divestiture-related costs[4]	—	—	—	22,092	22,092
Gain on divestiture of business[5]	—	—	—	(4,478)	(4,478)
Net gains from derivatives[6]	—	—	—	(3,485)	(3,485)
Other non-GAAP adjustments	—	—	—	(2,019)	(2,019)
Segment Adjusted EBITDA	$99,023	$97,838	$16,582	$(12,634)	$200,809

Net Sales	$583,051	$600,770	$94,980
Segment Operating Profit Margin	12.7%	11.1%	14.6%
Segment Adjusted EBITDA Margin	17.0%	16.3%	17.5%

1 Included in Corporate is the amortization of acquisition intangibles associated with the Consumer Packaging segment of $11,042, the Industrial Paper Packaging segment of $6,231, and the All Other group of businesses of $206.
2 Included in Corporate are restructuring/asset impairment charges associated with the Consumer Packaging segment of $9,876, the Industrial Paper Packaging segment of $7,737, and the All Other group of businesses of $214.
3 Included in Corporate are changes in LIFO inventory reserves associated with the Consumer Packaging segment of $(462) and the Industrial Paper Packaging segment of $(956).
4 Included in Corporate are acquisition, integration and divestiture-related costs associated with the Industrial Paper Packaging segment of $215.
5 Included in Corporate are gains from the divestiture of businesses including $(1,250) from the sale of the Sonoco Sustainability Solutions (“S3”) business, part of the Industrial segment, and $(3,228) from the sale of the Protective Solutions business, part of the the All Other group of businesses.
6 Included in Corporate are net gains from derivatives associated with the Consumer Packaging segment of $(540), the Industrial Paper Packaging segment of $(2,278), and the All Other group of businesses of $(667).

SONOCO PRODUCTS COMPANY

Year-to-Date Reconciliations of GAAP to Non-GAAP Financial Measures
The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures in the Company’s Condensed Consolidated Statements of Income for the six-month periods ended June 29, 2025 and June 30, 2024.
Adjusted Operating Profit, Adjusted Income Before Income Taxes, Adjusted Provision for Income Taxes, Adjusted Net Income Attributable to Sonoco, and Adjusted Diluted EPS

	For the six-month period ended June 29, 2025
Dollars in thousands, except per share data	Operating Profit	Income Before Income Taxes	Provision for Income Taxes	Net Income Attributable to Sonoco	Diluted EPS
As Reported[1]	$302,527	$174,424	$60,647	$547,852	$5.51
Acquisition, integration and divestiture-related costs[2]	38,427	38,427	8,757	39,336	0.40
Changes in LIFO inventory reserves	1,755	1,755	433	1,322	0.01
Amortization of acquisition intangibles	86,154	86,154	19,005	66,936	0.67
Restructuring/Asset impairment charges	23,333	23,333	5,397	17,888	0.18
Loss/(Gain) on divestiture of business[3]	6,266	6,266	886	(419,168)	(4.21)
Non-operating pension costs	—	6,103	1,559	4,544	0.05
Net gains from derivatives	(795)	(795)	(196)	(599)	(0.01)
Other adjustments[4]	1,994	1,994	(9,804)	14,844	0.14
Total adjustments	157,134	163,237	26,037	(274,897)	(2.77)
Adjusted	$459,661	$337,661	$86,684	$272,955	$2.74

Due to rounding, individual items may not sum appropriately.
1 Operating profit, income before income taxes, and provision for income taxes exclude results related to discontinued operations of $663,564, $638,752, and $209,032, respectively.
2 Acquisition, integration and divestiture related costs relate mostly to the Company’s December 2024 acquisition of Eviosys and the April 2025 divestiture of TFP.
3 Loss/(gain) on divestiture of business primarily consists of the gain on the sale of the Company’s Thermoformed and Flexibles Packaging business, included in “Net income from discontinued operations” in the Company’s Condensed Consolidated Statements of Income.
4 Other adjustments include discrete tax items primarily related to tax rate changes on AOCI and rate differences between non-U.S. jurisdictions related to acquisitions/divestitures.

SONOCO PRODUCTS COMPANY

	For the six-month period ended June 30, 2024
Dollars in thousands, except per share data	Operating Profit	Income Before Income Taxes	Provision for Income Taxes	Net Income Attributable to Sonoco	Diluted EPS
As Reported[1]	$168,383	$114,139	$24,627	$155,988	$1.57
Acquisition, integration and divestiture-related costs	27,596	27,596	7,064	20,772	0.21
Changes in LIFO inventory reserves	(987)	(987)	(248)	(739)	(0.01)
Amortization of acquisition intangibles	35,373	35,373	8,703	34,342	0.35
Restructuring/Asset impairment charges	48,973	48,973	9,841	40,702	0.41
Gain on divestiture of business	(4,478)	(4,478)	1,222	(5,700)	(0.06)
Other income, net	—	(5,867)	—	(5,867)	(0.06)
Non-operating pension costs	—	7,465	1,855	5,610	0.06
Net gains from derivatives	(3,771)	(3,771)	(948)	(2,823)	(0.03)
Other adjustments[2]	1,304	1,726	5,635	(4,035)	(0.04)
Total adjustments	104,010	106,030	33,124	82,262	0.83
Adjusted	$272,393	$220,169	$57,751	$238,250	$2.40

Due to rounding, individual items may not sum appropriately.
1 Operating profit, income before income taxes, and provision for income taxes exclude results related to discontinued operations of $84,442, $83,341, and $20,040, respectively.
2 Other adjustments includes discrete tax items primarily related to a $4,455 adjustment to deferred taxes from the post-acquisition restructuring of the partitions business.
Adjusted EBITDA1

	Six Months Ended
Dollars in thousands	June 29, 2025	June 30, 2024

Net income attributable to Sonoco	$547,852	$155,988
Adjustments
Interest expense	145,305	60,860
Interest income	(11,751)	(7,113)
Provision for income taxes	269,679	44,667
Depreciation and amortization	250,967	180,045
Non-operating pension costs	6,103	7,465
Net (loss)/income attributable to noncontrolling interests	(164)	236
Restructuring/Asset impairment charges	23,759	50,868
Changes in LIFO inventory reserves	1,755	(987)
Gain on divestiture of business	(619,507)	(4,478)
Acquisition, integration and divestiture-related costs	51,103	27,930
Other income, net	—	(5,867)
Net gains from derivatives	(795)	(3,771)
Other non-GAAP adjustments	1,381	1,124
Adjusted EBITDA	$665,687	$506,967

1Adjusted EBITDA is calculated on a total Company basis, including both continuing operations and discontinued operations.

SONOCO PRODUCTS COMPANY
The following tables reconcile segment operating profit, the closest GAAP measure of profitability, to Segment Adjusted EBITDA.

Segment and All Other Adjusted EBITDA and Adjusted EBITDA Margin Reconciliation
For the Six Months Ended June 29, 2025
Dollars in thousands	Consumer Packaging segment	Industrial Paper Packaging segment	All Other	Corporate	Total
Segment and Total Operating Profit	$301,124	$152,355	$25,035	$(175,987)	$302,527
Adjustments:
Depreciation and amortization[1]	101,756	58,171	5,197	86,154	251,278
Other expense[2]	—	—	—	(13,076)	(13,076)
Equity in earnings of affiliates, net of tax	119	4,072	—	—	4,191
Restructuring/Asset impairment charges[3]	—	—	—	23,333	23,333
Changes in LIFO inventory reserves[4]	—	—	—	1,755	1,755
Acquisition, integration and divestiture-related costs[5]	—	—	—	38,427	38,427
Loss on divestiture of business[6]	—	—	—	6,266	6,266
Net gains from derivatives[7]	—	—	—	(795)	(795)
Other non-GAAP adjustments	—	—	—	1,994	1,994
Segment Adjusted EBITDA	$402,999	$214,598	$30,232	$(31,929)	$615,900

Net Sales	$2,293,626	$1,145,948	$180,095
Segment Operating Profit Margin	13.1%	13.3%	13.9%
Segment Adjusted EBITDA Margin	17.6%	18.7%	16.8%

1 Included in Corporate is the amortization of acquisition intangibles associated with the Consumer Packaging segment of $74,835, the Industrial Paper Packaging segment of $10,920, and the All Other group of businesses of $399.
2 These expenses relate to charges from third-party financial institutions related to our centralized treasury program under which the Company sells certain trade accounts receivables in order to accelerate its cash collection cycle primarily within the Consumer segment.
3 Included in Corporate are restructuring/asset impairment charges/(income) associated with the Consumer Packaging segment of $2,709, the Industrial Paper Packaging segment of $20,763, and the All Other group of businesses of $(27).
4 Included in Corporate are changes in LIFO inventory reserves associated with the Consumer Packaging segment of $1,755.
5 Included in Corporate are acquisition, integration and divestiture-related costs associated with the Consumer Packaging segment of $21,209 and the Industrial Paper Packaging segment of $431.
6 Included in Corporate are net losses on the divestiture of businesses associated with the Industrial Paper Packaging segment of $6,266, including a loss of $2,083 from the sale of a recycling facility in Asheville, N.C. and losses totaling $4,183 related to the sale of a production facility in France and the entirety of our business in Venezuela.
7 Included in Corporate are net gains from derivatives associated with the Consumer Packaging segment of $(76), the Industrial Paper Packaging segment of $(688), and the All Other group of businesses of $(31).

SONOCO PRODUCTS COMPANY

Segment and All Other Adjusted EBITDA and Adjusted EBITDA Margin Reconciliation
For the Six Months Ended June 30, 2024
Dollars in thousands	Consumer Packaging segment	Industrial Paper Packaging segment	All Other	Corporate	Total
Segment and Total Operating Profit	$132,323	$132,802	$30,990	$(127,732)	$168,383
Adjustments:
Depreciation and amortization[1]	50,129	57,144	6,369	35,373	149,015
Equity in earnings of affiliates, net of tax	47	3,364	—	—	3,411
Restructuring/Asset impairment charges[2]	—	—	—	48,973	48,973
Changes in LIFO inventory reserves[3]	—	—	—	(987)	(987)
Acquisition, integration and divestiture-related costs[4]	—	—	—	27,596	27,596
Gain on divestiture of business[5]	—	—	—	(4,478)	(4,478)
Net gains from derivatives[6]	—	—	—	(3,771)	(3,771)
Other non-GAAP adjustments	—	—	—	1,304	1,304
Segment Adjusted EBITDA	$182,499	$193,310	$37,359	$(23,722)	$389,446

Net Sales	$1,164,721	$1,193,830	$228,886
Segment Operating Profit Margin	11.4%	11.1%	13.5%
Segment Adjusted EBITDA Margin	15.7%	16.2%	16.3%
1 Included in Corporate is the amortization of acquisition intangibles associated with the Consumer Packaging segment of $22,099, the Industrial Paper Packaging segment of $12,862, and the All Other group of businesses of $412.
2 Included in Corporate are restructuring/asset impairment charges associated with the Consumer Packaging segment of $14,193, the Industrial Paper Packaging segment of $30,340, and the All Other group of businesses of $1,362.
3 Included in Corporate are changes in LIFO inventory reserves associated with the Consumer Packaging segment of $(370) and the Industrial Paper Packaging segment of $(617).
4 Included in Corporate are acquisition, integration and divestiture-related costs associated with the Consumer Packaging segment of $(281) and the Industrial Paper Packaging segment of $871.
5 Included in Corporate are gains from the divestiture of businesses, including $(1,250) from the sale of the S3 business, part of the Industrial Paper Packaging segment, and $(3,228) from the sale of the Protective Solutions business, part of the the All Other group of businesses.
6 Included in Corporate are net gains from derivatives associated with the Consumer Packaging segment of $(583), the Industrial Paper Packaging segment of $(2,467), and the All Other group of businesses of $(721).

SONOCO PRODUCTS COMPANY
Financial Position, Liquidity and Capital Resources
Operating activities used cash of $14.7 million in the first six months of 2025, while providing cash of $275.5 million in the same period of 2024, a year-over-year decrease of $290.1 million. GAAP net income increased by $391.5 million year over year, primarily as a result of the gain on the divestiture of TFP, partially offset by higher depreciation and amortization. Net working capital used $263.4 million of cash in the first six months of 2025, while using $29.2 million in the same period of 2024, for a year-over-year decrease in operating cash flow of $234.2 million. Accounts receivable used $34.8 million less cash during the first six months of 2025 than in the same period of 2024 as a result of the impact of the changing mix in customer payment terms and strong focus on cash management. Inventory used cash of $203.8 million in the first six months of 2025, while it provided cash of $15.4 million in the same period of 2024 due to higher overall inventory levels, mainly in tinplate steel, reflecting the impacts of both inflation and seasonality. Accounts payable provided cash of $8.1 million in the first six months of 2025 and provided cash of $57.9 million in the same period of 2024 due to timing of purchases and scheduled payments. The Company has continued to actively manage inventories and review payment terms with customers and suppliers to address risk and balance economic benefit. Changes in accrued expenses and other assets and liabilities used $98.2 million of cash in the first six months of 2025 and $3.7 million of cash in the same period of 2024, for a higher year-over-year use of cash of $94.5 million. The primary drivers contributing to the change include higher year-over-year payments related to management incentive compensation of $30.3 million, interest of $14.2 million, and restructuring initiatives of $14.9 million. Additionally, prepaid expenses provided $9.0 million of cash in 2025 and used $51.1 million of cash in 2024, reflecting lower advance payments year over year for steel purchases from China. Income taxes payable provided $198 million of cash in 2025, compared to $6.6 million in 2024, primarily due to the gain from the sale of TFP business, and the deferral of the majority of the related payment to the second half of 2025.
Investing activities provided $1,645.3 million of cash in the first six months of 2025, compared with using $96.6 million in the same period of 2024. The higher year-over-year provision of cash of $1,741.9 million was primarily the result of the sale of the Company’s TFP business on April 1, 2025 for which the Company received net cash proceeds totaling $1,807.5 million, and a final working capital settlement of $16.5 million related to the December 2024 acquisition of Eviosys. Proceeds from sale of businesses in the first six months of 2024 were $81.5 million, primarily from the sale of the Company’s Protexic business. Capital expenditures during the first six months of 2025 totaled $187.5 million, a $7.8 million increase year over year.
Financing activities used $1,776.8 million and $178.0 million of cash in the six-month periods ended June 29, 2025 and June 30, 2024, respectively. The primary driver of the $1,598.8 million higher year-over-year use of cash was net debt repayments totaling $1,668.9 million during the first six months of 2025, including the repayment upon maturity of the $400 million aggregate principal amount of the Company’s 1.800% notes due February 2025, largely funded by commercial paper borrowings, and the April 2025 repayment of the outstanding $1,500 million principal amount of borrowings under its 364-day term loan facility and a portion of its outstanding commercial paper borrowings using cash proceeds from the sale of TFP. Net debt repayments in the first six months of 2024 were $80.2 million. Cash used to pay dividends increased by $2.2 million year over year, reflecting the increase in the quarterly dividend payment from $0.52 per share to $0.53 per share approved by the Company’s Board of Directors in April 2025. Cash used to repurchase the Company’s common stock to satisfy employee tax withholding obligations in association with the exercise of certain share-based compensation awards was $10.6 million in the six-month period ended June 29, 2025, compared to $9.2 million in the corresponding prior-year period.
During the six-month period ended June 29, 2025, the Company reported a net increase in cash and cash equivalents of $32.9 million due to currency translation adjustments resulting from a weaker U.S. dollar relative to the majority of the foreign currencies in which the Company’s cash and cash equivalents were held.
The Company’s cash balances are held in numerous locations throughout the world. At June 29, 2025 and December 31, 2024, approximately $174.1 million and $190.1 million, respectively, of the Company’s reported cash and cash equivalents balances of $329.8 million and $431.0 million, respectively, were held outside of the United States by its foreign subsidiaries. Cash held outside of the United States is available to meet local liquidity needs or for capital expenditures, acquisitions, and other offshore growth opportunities.

SONOCO PRODUCTS COMPANY
The Company uses a notional pooling arrangement with an international bank to help manage global liquidity requirements. Under this pooling arrangement, the Company and its participating subsidiaries may maintain either a cash deposit or a borrowing position through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits and has the right to offset the cash deposits against the borrowings, the bank provides the Company and its participating subsidiaries favorable interest terms on both the cash deposit and borrowing positions.
The Company maintains a revolving credit facility with total commitments of $1.25 billion and a maturity date of May 3, 2029. The Company’s $1.25 billion commercial paper program is supported by the revolving credit facility. At June 29, 2025, the Company had $354.6 million in commercial paper balances outstanding; accordingly, the committed capacity available for drawdown under its revolving credit facility at June 29, 2025 was $895.4 million. The Company has the contractual right to draw funds directly on the underlying revolving credit facility, which could possibly occur if there were a disruption in the commercial paper market.
On February 3, 2025, the Company repaid the $400 million aggregate principal amount of its 1.800% notes due February 2025 upon maturity using proceeds from the issuance of commercial paper.
On April 3, 2025, the Company repaid the outstanding $1.50 billion principal amount of borrowings under its 364-day term loan facility using a portion of the cash proceeds from the sale of TFP.
At June 29, 2025, the Company had scheduled debt maturities of approximately $437 million over the next twelve months. The Company believes that cash and cash equivalents on hand, expected net cash flows generated from operating and investing activities, available capacity under the Company’s increased borrowing arrangements, and proceeds from potential divestitures, will provide sufficient liquidity to cover the remaining debt maturities and other cash flow needs of the Company over the next twelve months and beyond.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenants currently require the Company to maintain a minimum level of interest coverage and a minimum level of net worth, as defined in the agreements. As of June 29, 2025, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.
The Company continually explores strategic acquisition opportunities that may result in the use of cash. Given the nature of the acquisition process, the timing and amounts of such expenditures are not always predictable. The Company expects that any additional acquisitions requiring funding in excess of cash on hand would be financed using existing credit facilities or additional borrowings.
The Company anticipates making additional contributions to its other pension and postretirement plans of approximately $12 million during the remainder of 2025, resulting in expected total contributions to these plans of approximately $22 million in 2025. Future funding requirements beyond the current year will vary depending largely on investment performance, future actuarial assumptions, and legislative actions.
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
Turkey has been deemed to be a highly inflationary economy under U.S. GAAP since the first quarter of 2022. Accordingly, the Company considers the U.S. dollar to be the functional currency of its operations in Turkey and has remeasured monetary assets and liabilities denominated in Turkish lira to U.S. dollars with changes recorded through earnings. The cumulative impact of applying highly inflationary accounting to Turkey has been a pretax charge to earnings of $8.1 million ($6.3 million after tax), including $0.2 million ($0.2 million after tax) during the six-month period ended June 29, 2025. The magnitude of future earnings impacts, however, is uncertain as such impacts are dependent upon unpredictable movements in the Turkish lira relative to the U.S. dollar. In addition to remeasurement-related charges, significant deterioration in the Turkish economy could result in the recognition of future impairment charges. However, the Company believes its exposure is limited to its net investment in Turkey, which was approximately $48 million as of June 29, 2025.
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
At June 29, 2025, the Company had derivative contracts outstanding to hedge the prices on a portion of anticipated aluminum purchases. These contracts, some of which qualify as cash flow hedges, include aluminum swaps totaling 8,740 metric tons. The total fair value of the Company’s commodity cash flow hedges netted to a loss position of $0.3 million and a gain position of $0.7 million at June 29, 2025 and December 31, 2024, respectively. The amount of the loss included in accumulated other comprehensive income at June 29, 2025 expected to be reclassified to the income statement during the next twelve months is $0.3 million.
The Company routinely enters into derivative currency contracts to mitigate the risk of unfavorable fluctuations in the exchange rate on certain anticipated foreign currency cash flows. The total market value of these instruments resulted in a net gain position of $1.2 million and a net loss position of $1.8 million at June 29, 2025 and December 31, 2024, respectively. In addition, at June 29, 2025, the Company had various currency contracts outstanding to hedge the currency exposure of intercompany debt and foreign currency denominated receivables and payables. Although placed as economic hedges, the Company does not apply hedge accounting to these instruments. As such, changes in fair value are recorded directly to income and expense in the periods that they occur. The fair value of the Company’s non-designated derivatives position was a gain of $4.3 million and a loss of $2.7 million at June 29, 2025 and December 31, 2024, respectively.
In 2023, the Company became a party to cross-currency swap agreements with a total notional amount of $500 million to effectively convert a portion of the Company’s fixed-rate U.S. dollar denominated debt, including the semi-annual interest payments, to fixed-rate euro-denominated debt. The swap agreements, which had a maturity of December 18, 2026, provided for the Company to receive semi-annual interest payments in U.S. dollars at a fixed rate and to make semi-annual interest payments in euros at a fixed rate. On April 15, 2024, as a result of the strengthening of the U.S. dollar against the euro, as well as a reduction in the differential between U.S. and European interest rates, the Company terminated its swap agreements and received a net cash settlement of $9.1 million. The foreign currency translation gain of approximately $3.1 million, net of tax, is included as a component of “Accumulated other comprehensive income/(loss).”

SONOCO PRODUCTS COMPANY
Following the unwind of the swaps, in April 2024 the Company entered into new cross-currency swap agreements with a total notional amount of $500 million, maturing on May 1, 2027, to effectively convert a portion of the Company’s fixed-rate U.S. dollar-denominated debt, including the semi-annual interest payments, to fixed-rate euro-denominated debt.
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
On June 30, 2025, subsequent to the end of the second quarter, the Company entered into additional cross-currency swap agreements with a total notional amount of $285 million, maturing on February 1, 2027. The swaps effectively convert a portion of the Company’s fixed-rate U.S. dollar-denominated debt, including the semi-annual interest payments, to fixed-rate euro-denominated debt at the prevailing market rate at execution.
All of the Company’s cross-currency swap agreements are designated as net investment hedges for accounting purposes and have the risk management objective of managing foreign currency risk relating to net investments in certain European subsidiaries denominated in euros.
The gain or loss on the net investment hedge derivative instruments is included in the “Foreign currency translation” component of “Accumulated other comprehensive loss” until the net investment is sold, diluted, or liquidated. Net interest receivables for the cross-currency swaps totaling $9.1 million and $18.1 million for the three and six months ended June 29, 2025 are excluded from the net investment hedge effectiveness assessment and are recorded in “Interest expense” in the Company’s Condensed Consolidated Statements of Income. The assumptions used in measuring fair value of the cross-currency swaps are considered level 2 inputs, which are based upon the Euro-to-U.S. dollar exchange rate market.
The fair value of the Company’s net investment hedges was a loss position of $218.2 million and a gain position of $11.9 million at June 29, 2025 and December 31, 2024, respectively. Foreign currency translation loss of $162.6 million (net of income taxes of $55.7 million) and gain of $8.9 million (net of income taxes of $3.0 million) were reported as components of “Accumulated other comprehensive income/(loss)” within “Foreign currency items” at June 29, 2025 and December 31, 2024, respectively.
The Company has an investment in preferred stock of a nonaffiliated private company that is accounted for under the measurement alternative of cost less impairment, adjusted for any qualifying observable price changes. Observable price changes would consist of Level 2 inputs based on privately negotiated transactions with the nonaffiliated company. The preferred stock balance of $21.2 million is included in “Other assets” in the Company’s Condensed Consolidated Balance Sheet as of June 29, 2025.
During the first six months of 2025, the U.S. dollar weakened appreciably against most of the functional currencies in which the Company’s foreign investments are held, including the euro, the British pound, the Moroccan dirham, the Polish zloty, and the Mexican peso. The impact of these changes, and the changes in the net investment hedge discussed above, resulted in a net translation gain of approximately $462 million being recorded in “Accumulated other comprehensive income/(loss)” during the six-month period ended June 29, 2025.
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
Evaluation of Disclosure Controls and Procedures
Under the supervision, and with the participation, of our management, including our Company’s Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”), we conducted an evaluation pursuant to Rule 13a-15(b) under the Exchange Act of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO concluded that such controls and procedures, as of June 29, 2025, the end of the period covered by this Quarterly Report on Form 10-Q, were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. For this purpose, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information that is required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
On December 4, 2024, we acquired Eviosys and, as disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2024, management excluded Eviosys from our assessment of internal control over financial reporting as of December 31, 2024 as permitted by SEC rules and regulations. We are in the process of integrating Eviosys into Sonoco’s internal control structure during fiscal 2025. Except as it relates to the integration activities of the Eviosys business, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 29, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Environmental Matters
The Company has been named as a potentially responsible party (“PRP”) at several environmentally contaminated sites not owned by the Company. All of the sites are also the responsibility of other parties. The Company’s liability, if any, is shared with such other parties, but the Company’s share has not been finally determined in most cases. In some cases, the Company has cost-sharing arrangements with other PRPs with respect to a particular site. Such agreements relate to the sharing of legal defense costs or cleanup costs, or both. The Company has assumed, for purposes of estimating amounts to be accrued, that the other parties to such cost-sharing agreements will perform as agreed. It appears that final resolution of some of the sites is years away, and actual costs to be incurred for these environmental matters in future periods is likely to vary from current estimates because of the inherent uncertainties in evaluating environmental exposures. Accordingly, the ultimate cost to the Company with respect to such sites, beyond what has been accrued at June 29, 2025, cannot be determined. As of June 29, 2025 and December 31, 2024, the Company had accrued $1.8 million and $7.0 million, respectively, related to environmental contingencies. Of the total amount accrued as of December 31, 2024, $5.1 million was attributable to environmental contingencies at a site in Spartanburg, South Carolina, that was part of the Company’s Thermoformed and Flexibles Packaging business and part of the sale of TFP to Toppan completed on April 1, 2025.
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
This Quarterly Report on Form 10-Q should be read together with, and supplement, the risk factors in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which describes various risks and uncertainties to which the Company is or may become subject. The risk factor below updates certain risk factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 in light of recent events. The below risk factor and the risk factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.
Risks Related to the Domestic and Global Economies and to Doing Business Globally
Changes in United States trade policies and global regulations, as well as the overall uncertainty surrounding international trade relations, could materially and adversely affect our consolidated financial condition and results of operations.
We continue to face uncertainty with respect to trade relations between the United States and many of its trading partners. For example, in the first half of 2025, the U.S. government has announced, delayed, re-imposed and revised a series of broad-based, as well as country-, bloc- and sector-specific, tariffs on imports, as well as other trade policy changes. Some countries have announced retaliatory actions or plans for retaliatory actions, which may continue to give rise to further escalations of trade measures by the United States and impacted countries. The exact scope of any tariffs or other trade policy changes that will ultimately be implemented is not known at this time, and the impacts on our business and results of operations are uncertain. Such tariffs and other trade restrictions have had, and may in the future have, an adverse direct effect on our costs of products sold and margins and may also have an adverse indirect

SONOCO PRODUCTS COMPANY
effect due to reduced demand for our products or other impacts to our customers, suppliers or other business partners. Additional measures targeting U.S. trade with China and other countries may have further direct and indirect adverse effects on our consolidated financial condition and results of operations.
In addition, in July 2020, the USMCA, which replaced the North American Free Trade Agreement, became effective. In response to this agreement, other countries may change their own trade policies, including the imposition of additional tariffs and quotas, which could also adversely affect our business outside the United States. If further tariffs are imposed on a broader range of imports, further retaliatory trade measures are taken by countries in response to tariffs, or efforts are made to withdraw from or substantially modify such agreements, then we may be required to raise our prices or incur additional expenses, which may result in the loss of customers and harm our sales, earnings, business, financial condition, and results of operations. Furthermore, while the duty preferential treatment for goods that qualify for the USMCA was temporarily exempted from the Administration’s 25% tariff on Mexican and Canadian goods, Canada has imposed retaliatory tariffs on goods coming from the United States that do not exempt USMCA-qualified goods. Some of the enumerated goods subject to this tariff include products and materials shipped to Sonoco’s plants in Canada, and the Company may be unable to claim end-use exemptions to mitigate the impact of such tariffs. These or any future retaliatory measures, or the removal of the exemption by the Administration, could impact our operations by increasing the cost of imported raw materials and finished goods from Canada and Mexico.
Tariff increases have in the past had, and we expect that such measures and any additional measures will have, an adverse effect on our costs of products sold and margins, including by increasing the cost of imported raw materials, which costs we may be unable to pass on to our customers without affecting demand, and potentially disrupting supply chains, causing delays and logistical challenges. In order to mitigate the impact of these trade-related increases on our costs of products sold, we have increased, and may in the future, increase, prices in certain markets and, over the longer term, make changes in our supply chain and potentially, our global manufacturing strategy. For example, a portion of the steel and aluminum we purchase for our metal packaging and industrial paper packaging businesses is sourced from outside the United States, and although we generally negotiate agreements to share tariff costs with brokers from which we purchase certain raw materials and have the contractual ability to pass on cost increases due to tariffs to our customers, we may be unable to maintain such cost sharing and cost pass-on practices, and any price increases may cause our customers to find alternative suppliers and result in reduced demand for our products. If we are unable to successfully reduce or pass on these costs through price increases, adjust our supply chain without incurring significant costs, or locate alternative suppliers for raw materials or finished goods at acceptable costs or in a timely manner, our net sales, costs, and margins could be adversely affected.
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
Further, the uncertainty surrounding global trade policy and its broader economic impacts requires significant management attention and makes it difficult to make long-term strategic decisions regarding the best way to respond to these pressures. Such uncertainty has in the past increased, and may in the future increase the volatility of currency exchange rates. In addition, even if we are able to mitigate the direct impacts to our operations from changes in U.S. and foreign trade policy, our sales volumes have been, and may in the future be, adversely affected by reduced sales of or demand for end products incorporating our packaging products or changes in consumer behavior, whether resulting from increased costs of such products attributable to increased tariffs or other trade barriers or the broader economic impact of such measures, such as increased inflation, decreased consumer spending or other adverse macroeconomic trends.
Our inability to effectively manage the adverse impacts of changing U.S. and foreign trade policies could materially and adversely impact our consolidated financial condition and results of operations.

SONOCO PRODUCTS COMPANY

Item 5.	Other Information.
Insider Trading Arrangements
During the three months ended June 29, 2025, none of the Company’s officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement.

Item 6.	Exhibits.

Exhibit Index
3.1	Restated Articles of Incorporation, as amended April 21, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed April 22, 2022)
3.2	By-Laws of Sonoco Products Company, as amended October 17, 2023 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, filed October 19, 2023)
10.1	Employment Offer Letter between Sonoco Products Company and Paul Joachimczyk
31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

SONOCO PRODUCTS COMPANY
(Registrant)

Date:	July 28, 2025	By:	/s/ Jerry A. Cheatham
Jerry A. Cheatham
Interim Chief Financial Officer
(principal financial officer)

/s/ Aditya Gandhi
Aditya Gandhi
Chief Accounting Officer
(principal accounting officer)