Form 10-Q
period 2025-09-28
SONOCO PRODUCTS CO
filed 2025-10-29
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2025
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
The number of shares outstanding of the registrant’s no par value common stock as of October 17, 2025 was 98,633,013.

SONOCO PRODUCTS COMPANY
INDEX

PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements:	3

	Condensed Consolidated Balance Sheets – September 28, 2025 (unaudited) and December 31, 2024 (unaudited)	3

	Condensed Consolidated Statements of Income – Three and Nine Months Ended September 28, 2025 (unaudited) and September 29, 2024 (unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income – Three and Nine Months Ended September 28, 2025 (unaudited) and September 29, 2024 (unaudited)	5

	Condensed Consolidated Statements of Changes in Total Equity – Three and Nine Months Ended September 28, 2025 (unaudited) and September 29, 2024 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 28, 2025 (unaudited) and September 29, 2024 (unaudited)	8

	Notes to Condensed Consolidated Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	48

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	75

Item 4.	Controls and Procedures.	75

PART II. OTHER INFORMATION		76

Item 1.	Legal Proceedings.	76

Item 1A.	Risk Factors.	76

Item 5.	Other Information.	78

Item 6.	Exhibits.	78

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars and shares in thousands)

	September 28, 2025	December 31, 2024*
Assets
Current Assets
Cash and cash equivalents	$244,855	$431,010
Trade accounts receivable, net of allowances	1,092,445	907,526
Other receivables	199,759	175,877
Inventories, net:
Finished and in process	548,475	494,090
Materials and supplies	611,554	522,049
Prepaid expenses	136,939	197,134
Assets held for sale	322,352	—
Current assets of discontinued operations	—	450,874
Total Current Assets	3,156,379	3,178,560
Property, Plant and Equipment, Net	2,785,742	2,718,747
Goodwill	2,473,367	2,525,657
Other Intangible Assets, Net	2,721,123	2,586,698
Deferred Income Taxes	85,641	17,371
Right of Use Asset-Operating Leases	288,491	307,688
Other Assets	205,381	208,759
Non-current assets of discontinued operations	—	964,310
Total Assets	$11,716,124	$12,507,790
Liabilities and Equity
Current Liabilities
Payable to suppliers	$1,133,643	$1,130,500
Accrued expenses and other payables	686,885	604,455
Notes payable and current portion of long-term debt	1,368,899	2,054,525
Accrued taxes	165,089	6,755
Liabilities held for sale	65,387	—
Current liabilities of discontinued operations	—	242,056
Total Current Liabilities	3,419,903	4,038,291
Long-term Debt, Net of Current Portion	3,787,680	4,985,496
Noncurrent Operating Lease Liabilities	244,789	258,735
Pension and Other Postretirement Benefits	182,546	180,827
Deferred Income Taxes	554,575	583,470
Other Liabilities	207,115	60,847
Non-current liabilities of discontinued operations	—	113,911
Total Liabilities	8,396,608	10,221,577
Commitments and Contingencies (See Note 18)

Sonoco Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares; 98,631 and 98,260 shares issued and outstanding at September 28, 2025 and December 31, 2024, respectively	7,175	7,175
Capital in excess of stated value	190,538	183,250
Accumulated other comprehensive income/(loss)	9,019	(502,734)
Retained earnings	3,097,990	2,583,923
Total Sonoco Shareholders’ Equity	3,304,722	2,271,614
Noncontrolling Interests	14,794	14,599
Total Equity	3,319,516	2,286,213
Total Liabilities and Equity	$11,716,124	$12,507,790

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (the “United States” or “U.S.”).
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net sales	$2,131,108	$1,354,652	$5,750,777	$3,942,089
Cost of sales	1,663,757	1,054,800	4,523,462	3,085,829
Gross profit	467,351	299,852	1,227,315	856,260
Selling, general and administrative expenses	220,966	159,825	648,804	503,355
Restructuring/Asset impairment charges	48,388	6,149	71,721	55,122
Loss on divestiture of business	(3,031)	(31,770)	(9,297)	(27,292)
Operating profit	194,966	102,108	497,493	270,491
Non-operating pension costs	3,054	2,947	9,157	10,412
Interest expense	61,243	60,643	181,637	119,481
Interest income	4,634	5,585	16,104	11,777
Other (expense)/income, net	(7,541)	—	(20,617)	5,867
Income from continuing operations before income taxes	127,762	44,103	302,186	158,242
Provision for income taxes	7,717	15,519	68,364	40,146
Income before equity in earnings of affiliates	120,045	28,584	233,822	118,096
Equity in earnings of affiliates, net of tax	3,020	2,807	7,211	6,218
Net income from continuing operations	123,065	31,391	241,033	124,314
Net income from discontinued operations	—	19,818	429,720	83,119
Net income	123,065	51,209	670,753	207,433
Net (income)/loss from continuing operations attributable to noncontrolling interests	(147)	(241)	17	(399)
Net income from discontinued operations attributable to noncontrolling interests	—	(47)	—	(125)
Net income attributable to Sonoco	$122,918	$50,921	$670,770	$206,909

Weighted average common shares outstanding:
Basic	99,182	98,683	99,098	98,616
Diluted	99,648	99,267	99,519	99,221
Per common share:
Basic earnings per common share:
Continuing operations	$1.24	$0.32	$2.43	$1.26
Discontinued operations	—	0.20	4.34	0.84
Basic earnings per share attributable to Sonoco	$1.24	$0.52	$6.77	$2.10
Diluted earnings per common share:
Continuing operations	$1.23	$0.31	$2.42	$1.25
Discontinued operations	—	0.20	4.32	0.84
Diluted earnings per share attributable to Sonoco	$1.23	$0.51	$6.74	$2.09

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net income	$123,065	$51,209	$670,753	$207,433
Other comprehensive (loss)/income:
Foreign currency translation adjustments	(8,518)	35,922	506,773	(17,272)
Changes in defined benefit plans, net of tax	697	1,036	4,176	3,158
Changes in derivative financial instruments, net of tax	(912)	60	2,169	(1,432)
Other comprehensive (loss)/income:	(8,733)	37,018	513,118	(15,546)
Comprehensive income	114,332	88,227	1,183,871	191,887
Net (income)/loss attributable to noncontrolling interests-continuing operations	(147)	(241)	17	(399)
Net income attributable to noncontrolling interests-discontinued operations	—	(47)	—	(125)
Other comprehensive loss/(income) attributable to noncontrolling interests	389	(711)	(1,365)	(202)
Comprehensive income attributable to Sonoco	$114,574	$87,228	$1,182,523	$191,161

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN TOTAL EQUITY (unaudited)
(Dollars and shares in thousands)

	Total Equity	Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Noncontrolling Interests
		Outstanding	Amount
December 31, 2024	$2,286,213	98,260	$7,175	$183,250	$(502,734)	$2,583,923	$14,599
Net income	54,489					54,429	60
Other comprehensive income/(loss):
Translation gain/(loss)	175,839				175,864		(25)
Defined benefit plan adjustment, net of tax	544				544
Derivative financial instruments, net of tax	1,757				1,757
Other comprehensive income/(loss)	178,140				178,165		(25)
Divestiture of non-controlling interest	(637)						(637)
Dividends	(51,558)					(51,558)
Dividends paid to noncontrolling interests	(243)						(243)
Issuance of stock awards	273	588		273
Shares repurchased	(10,573)	(220)		(10,573)
Share-based compensation	5,828			5,828
March 30, 2025	$2,461,932	98,628	$7,175	$178,778	$(324,569)	$2,586,794	$13,754
Net income/(loss)	493,199					493,423	(224)
Other comprehensive income:
Translation gain	339,452				337,673		1,779
Defined benefit plan adjustment, net of tax	2,935				2,935
Derivative financial instruments, net of tax	1,324				1,324
Other comprehensive income	343,711				341,932		1,779
Dividends	(52,570)					(52,570)
Issuance of stock awards	298	—		298
Shares repurchased	(3)	—		(3)
Share-based compensation	4,145			4,145
Other	121			121
June 29, 2025	$3,250,833	98,628	$7,175	$183,339	$17,363	$3,027,647	$15,309
Net income	123,065					122,918	147
Other comprehensive (loss)/income:
Translation loss	(8,518)				(8,129)		(389)
Defined benefit plan adjustment, net of tax	697				697
Derivative financial instruments, net of tax	(912)				(912)
Other comprehensive loss	(8,733)				(8,344)		(389)
Divestiture of non-controlling interest	(273)						(273)
Dividends	(52,575)					(52,575)
Issuance of stock awards	366	3		366
Shares repurchased	(4)	—		(4)
Share-based compensation	6,775			6,775
Other	62			62
September 28, 2025	$3,319,516	98,631	$7,175	$190,538	$9,019	$3,097,990	$14,794
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN TOTAL EQUITY (unaudited)
(Dollars and shares in thousands)

	Total Equity	Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests
		Outstanding	Amount
December 31, 2023	$2,431,835	97,957	$7,175	$159,047	$(366,262)	$2,624,380	$7,495
Net income	65,273					65,177	96
Other comprehensive (loss)/income:
Translation loss	(19,786)				(19,319)		(467)
Defined benefit plan adjustment, net of tax	43				43
Derivative financial instruments, net of tax	169				169
Other comprehensive loss	(19,574)				(19,107)		(467)
Dividends	(50,348)					(50,348)
Issuance of stock awards	204	460		204
Shares repurchased	(9,139)	(162)		(9,139)
Share-based compensation	8,325			8,325
Other	906			906
March 31, 2024	$2,427,482	98,255	$7,175	$159,343	$(385,369)	$2,639,209	$7,124
Net income	90,951					90,811	140
Other comprehensive (loss)/income:
Translation loss	(33,408)				(33,366)		(42)
Defined benefit plan adjustment, net of tax	2,079				2,079
Derivative financial instruments, net of tax	(1,661)				(1,661)
Other comprehensive loss	(32,990)				(32,948)		(42)
Dividends	(51,347)					(51,347)
Issuance of stock awards	181	4		181
Shares repurchased	(23)	(1)		(23)
Share-based compensation	6,656			6,656
Other	957			957
June 30, 2024	$2,441,867	98,258	$7,175	$167,114	$(418,317)	$2,678,673	$7,222
Net income	51,209					50,921	$288
Other comprehensive income:
Translation loss	35,922				35,211		711
Defined benefit plan adjustment, net of tax	1,036				1,036
Derivative financial instruments, net of tax	60				60
Other comprehensive income	37,018				36,307		711
Dividends	(51,352)					(51,352)
Issuance of stock awards	265			265
Shares repurchased	(10)			(10)
Share-based compensation	7,682			7,682
Other	481			481
September 29, 2024	$2,487,160	98,258	$7,175	$175,532	$(382,010)	$2,678,242	$8,221
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 28, 2025	September 29, 2024
Cash Flows from Operating Activities:
Net income	$670,753	$207,433
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments	11,402	23,195
Depreciation and amortization	382,623	270,691
Share-based compensation expense	16,748	22,663
Equity in earnings of affiliated companies, net	(7,211)	(6,218)
Cash dividends from affiliated companies	4,903	5,624
Net loss/(gain) on disposition of assets	3,770	(529)
Net (gain)/loss on divestiture of business	(616,476)	27,292
Gain on remeasurement of investment in affiliated companies	—	(6,012)
Pension and postretirement plan expense	13,145	13,068
Pension and postretirement plan contributions	(16,734)	(14,680)
Net decrease in deferred tax liabilities	(64,686)	(17,109)
Change in assets and liabilities, net of effects from acquisitions, divestitures and foreign currency adjustments:
Trade accounts receivable	(145,089)	(182,626)
Inventories	(108,492)	(6,703)
Payable to suppliers	(46,069)	73,504
Prepaid expenses	31,059	(38,851)
Income taxes payable and other income tax items	192,098	23,274
Accrued expenses and other assets and liabilities	(44,848)	43,622
Net cash provided by operating activities	276,896	437,638
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(253,411)	(271,332)
Cost of acquisitions, net of cash acquired[1]	16,528	(3,743)
Proceeds from the sale of business, net	1,814,899	81,212
Proceeds from the sale of assets, net	5,160	4,515
Proceeds from settlement of net investment hedge	—	9,068
Investments in affiliated companies and other net investing proceeds	1,129	2,221
Net cash provided/(used) by investing activities	1,584,305	(178,059)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	54,531	1,813,754
Principal repayment of debt	(2,082,940)	(133,644)
Net change in commercial paper	90,000	33,983
Net increase/(decrease) in book cash overdrafts	14,741	(3,078)
Payment of loan financing costs	—	(19,000)
Payment of contingent consideration	—	(948)
Dividends paid to noncontrolling interests	(243)	—
Cash dividends	(155,767)	(152,397)
Payments for share repurchases	(10,580)	(9,172)
Net cash (used)/provided by financing activities	(2,090,258)	1,529,498
Effects of Exchange Rate Changes on Cash	31,863	(10,381)
Net (Decrease)/Increase in Cash and Cash Equivalents	(197,194)	1,778,696
Cash and cash equivalents at beginning of period	443,060	151,937
Cash and cash equivalents at end of period	$245,866	$1,930,633
1The Company received a final net working capital settlement of $16,528 during 2025 related to the acquisition of Titan Holdings I B.V. (“Eviosys”).
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 1: Basis of Interim Presentation
On April 1, 2025, Sonoco Products Company (the “Company” or “Sonoco”) completed the previously announced sale of its Thermoformed and Flexibles Packaging business and its global Trident business (collectively, “TFP”) to TOPPAN Holdings Inc. (“Toppan”). In accordance with applicable accounting guidance, the results of TFP, previously part of the Company’s Consumer Packaging segment, are presented as discontinued operations in the Condensed Consolidated Statements of Income and, as such, have been excluded from both continuing operations and segment results for all periods presented in this Quarterly Report on Form 10-Q. Further, the Company reclassified the assets and liabilities of TFP as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets as of December 31, 2024. The Condensed Consolidated Statements of Comprehensive Income, Changes in Total Equity, and Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations. All amounts, percentages and disclosures for all periods presented in this Quarterly Report on Form 10-Q reflect only the continuing operations of Sonoco unless otherwise noted. See Note 2 for additional information.
On September 7, 2025, the Company entered into a definitive agreement to sell its ThermoSafe business (“ThermoSafe”), part of the All Other group of businesses, to Arsenal Capital Partners (“Arsenal”), a private equity firm, for a total purchase price of up to $725,000. The purchase price consists of $650,000 on a cash-free and debt-free basis payable at closing and subject to customary adjustments, and additional consideration of up to $75,000 if certain performance measures for calendar year 2025 are met. The transaction is subject to customary closing conditions, including regulatory review, and is expected to be completed by the end of 2025. As a result, the Company has determined the criteria for classification as held for sale were met. Consequently, the assets and liabilities associated with ThermoSafe are classified as held for sale on the Company's Condensed Consolidated Balance Sheet as of September 28, 2025.
The decision to sell ThermoSafe was made as part of the Company's efforts to simplify its operating structure in order to focus on growing its core Consumer Packaging and Industrial Paper Packaging businesses. As of September 28, 2025, ThermoSafe employed approximately 900 associates working in operations in the Americas, Europe, the Middle East and Africa (“EMEA”) and Asia. The sale does not represent a strategic shift for the Company that will have a major effect on the Company’s operations and financial results; consequently, it does not meet the criteria for reporting as a discontinued operation.
In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise stated) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the three- and nine-month periods ended September 28, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

In conjunction with the pending sale of ThermoSafe, the following major classes of assets and liabilities were classified as held for sale on the Company’s Condensed Consolidated Balance Sheet as of September 28, 2025:

Assets:
Cash and cash equivalents	$1,011
Trade accounts receivable, net of allowances	47,770
Other receivables	245
Inventories	24,626
Prepaid expenses	2,299
Property, Plant and Equipment, net	37,556
Goodwill	173,394
Other Intangible Assets, net	9,430
Deferred Income Taxes	1,875
Right of Use Asset-Operating Leases	20,825
Other Assets	3,321
Assets held for sale	$322,352

Liabilities:
Payable to suppliers	$32,481
Accrued expenses and other payables	12,047
Notes payable and current portion of long-term debt	445
Accrued taxes	177
Long-term Debt, Net of Current Portion	2,475
Noncurrent Operating Lease Liabilities	16,916
Deferred Income Taxes	846
Liabilities held for sale	$65,387

Subsequent to entering the agreement to sell ThermoSafe on September 7, 2025, depreciation was not recognized on TFP’s property, plant and equipment, and amortization was not recognized on ThermoSafe’s other intangible assets or right of use assets-operating leases, in accordance with Accounting Standards Codification (“ASC”) 360, “Property, Plant, and Equipment.”

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 2: Discontinued Operations
As disclosed in Note 1, the Company completed the sale of TFP on April 1, 2025. The following table presents the assets and liabilities that are classified as discontinued operations in the Condensed Consolidated Balance Sheets as of December 31, 2024:

December 31, 2024
Cash and cash equivalents	$12,050
Trade accounts receivable, net of allowances of $2,582 at December 31, 2024	209,379
Other receivables	46,001
Inventories, net:
Finished and in process	80,573
Materials and supplies	94,083
Prepaid expenses	8,788
Current assets of discontinued operations	$450,874
Property, plant and equipment, net of accumulated depreciation of $465,923 at December 31, 2024	262,662
Goodwill	502,621
Other intangible assets, net of accumulated amortization of $206,437 at December 31, 2024	103,593
Deferred income taxes	262
Right of use asset-operating leases	75,855
Other assets	19,317
Non-current assets of discontinued operations	$964,310
Payable to suppliers	172,720
Accrued expenses and other payables	62,562
Notes payable and current portion of long-term debt	6,774
Current liabilities of discontinued operations	$242,056
Long-term debt	29,850
Noncurrent operating lease liabilities	67,789
Deferred income taxes	15,928
Other liabilities	344
Non-current liabilities of discontinued operations	$113,911

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table presents key components of “Net income from discontinued operations” for the three- and nine-month periods ended September 28, 2025 and September 29, 2024:

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net sales	$—	$321,213	$320,678	$994,798
Cost of sales	—	262,328	250,854	797,414
Gross profit	—	58,885	69,824	197,384
Selling, general and administrative expenses	—	30,821	31,607	82,983
Restructuring/Asset impairment charges	—	2,041	426	3,936
Gain on divestiture of business	—	—	625,773	—
Operating profit	—	26,023	663,564	110,465
Other income, net	—	—	182	—
Interest expense	—	1,000	24,911	3,023
Interest income	—	430	281	1,352
Income from discontinued operations before income taxes	—	25,453	638,752	108,794
Provision for income taxes	—	5,635	209,032	25,675
Net income from discontinued operations	—	19,818	429,720	83,119
Net income from discontinued operations attributable to noncontrolling interests	—	(47)	—	(125)
Net income attributable to discontinued operations	$—	$19,771	$429,720	$82,994

Weighted average common shares outstanding:
Basic	99,182	98,683	99,098	98,616
Diluted	99,648	99,267	99,519	99,221

Per common share:
Net income attributable to discontinued operations:
Basic	$—	$0.20	$4.34	$0.84
Diluted	$—	$0.20	$4.32	$0.84

The following table presents significant cash flow items from discontinued operations for the nine months ended September 28, 2025 and September 29, 2024:

	Nine Months Ended
	September 28, 2025	September 29, 2024
Depreciation and amortization(a)	$(311)	$46,758
Purchases of property, plant and equipment	$(5,572)	$(35,301)

(a) Subsequent to entering the agreement to sell TFP on December 8, 2024, depreciation was not recognized on TFP’s property, plant and equipment, and amortization was not recognized on TFP’s other intangible assets or right of use assets-operating leases, in accordance with ASC 360, “Property, Plant, and Equipment.”

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
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which modifies the rules on income tax disclosures to require disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company will begin providing the required income tax disclosures on a prospective basis starting with its Annual Report on Form 10-K for the year ending December 31, 2025.
During the nine-month period ended September 28, 2025, there were no other newly issued or newly applicable accounting pronouncements that had, or are expected to have, a material impact on the Company’s condensed consolidated financial statements. Further, at September 28, 2025, there were no other pronouncements pending adoption that are expected to have a material impact on the Company’s condensed consolidated financial statements.

Note 4: Acquisitions and Divestitures
Eviosys Acquisition
On December 4, 2024, the Company completed the acquisition of all issued and outstanding equity interests in Eviosys from an affiliate of KPS Capital Partners, LP for net cash consideration of $3,773,298, net of a final working capital settlement for which the Company received $16,528 during the second quarter of 2025. Eviosys, now operated as Sonoco Metal Packaging EMEA in the Company’s Consumer Packaging segment, is a global supplier of metal packaging that produces food cans and ends, aerosol cans, metal closures and promotional packaging with a large metal food can manufacturing footprint in the EMEA region. The Company funded the Eviosys acquisition, including related fees and expenses, with the net proceeds from the registered public offering of senior unsecured notes, borrowings from two term loan facilities, and cash on hand. See Note 11 to the Company’s Consolidated Financial Statements included in Part IV, Item 15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for more information.
The Company’s initial preliminary fair values of the assets acquired and liabilities assumed in the Eviosys acquisition, as well as updated preliminary fair values reflecting adjustments made during the measurement period, are as follows:

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

	Initial Preliminary Allocation	Measurement Period Adjustments	Updated Preliminary Allocation
Trade accounts receivable	$300,385	$—	$300,385
Other receivables	114,634	1,079	115,713
Inventories	445,945	404	446,349
Prepaid expenses	47,509	(2,977)	44,532
Property, plant and equipment	1,057,779	(54,044)	1,003,735
Right of use asset - operating leases	43,566	—	43,566
Other intangible assets	1,967,678	42,379	2,010,057
Goodwill	1,285,518	(53,699)	1,231,819
Deferred income taxes	39,023	10,767	49,790
Other assets	3,330	24	3,354
Payable to suppliers	(518,766)	1,672	(517,094)
Accrued expenses and other payables	(168,529)	(227)	(168,756)
Accrued wages and other compensation	(41,749)	(57)	(41,806)
Notes payable and current portion of long-term debt	(76,438)	(5)	(76,443)
Noncurrent operating lease liabilities	(32,022)	—	(32,022)
Pension and other postretirement benefits	(51,849)	—	(51,849)
Long-term debt	—	(34)	(34)
Deferred income taxes	(599,941)	36,944	(562,997)
Other liabilities	(16,714)	1,246	(15,468)
Noncontrolling interests	(9,533)	—	(9,533)
Net assets acquired	$3,789,826	$(16,528)	$3,773,298
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
The following table presents the Company’s pro forma consolidated results for the three- and nine-month periods ended September 29, 2024, assuming the acquisition of Eviosys had occurred on January 1, 2023. This pro forma information is presented for informational purposes only and does not purport to represent the results of operations that would have been achieved if the acquisition had been completed at the beginning of 2023, nor is it necessarily indicative of future consolidated results.

Pro Forma Supplemental Information	Three Months Ended	Nine Months Ended
Consolidated	September 29, 2024	September 29, 2024
Net sales	$2,059,353	$5,779,008
Net income from continuing operations	$61,431	$147,792
Net income attributable to Sonoco[1]	$81,202	$230,786
1 Includes results of discontinued operations

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The pro forma information above does not project the Company’s expected results for any future period and gives no effect to any future synergistic benefits that may result from the combination or the costs of integrating the acquired operations with those of the Company. Pro forma information for the three- and nine-month periods ended September 29, 2024 includes adjustments to depreciation, amortization, and income taxes based upon the updated fair value allocation of the purchase price to Eviosys’ tangible and intangible assets acquired and liabilities assumed as though the acquisition had occurred on January 1, 2023. Interest expense on the additional debt issued by the Company to fund the acquisition and retention bonuses incurred related to the acquisition are also included in the pro forma information as if the acquisition had occurred on January 1, 2023. Acquisition-related costs are excluded from 2024 pro forma net income and were instead reflected in 2023 pro forma net income as though the acquisition had occurred on January 1, 2023.
Other Acquisitions
On June 1, 2024, the Company completed the purchase of a small tube and paper cone manufacturer in Brazil for $2,660. The financial results of this business are included in the Company’s Industrial Paper Packaging segment.
ThermoSafe Divestiture
On September 7, 2025, the Company entered into a definitive agreement to sell ThermoSafe, part of the All Other group of businesses, to Arsenal for a total purchase price of up to $725,000. The purchase price consists of $650,000 on a cash-free and debt-free basis payable at closing and subject to customary adjustments, and additional consideration of up to $75,000 if certain performance measures for calendar year 2025 are met. The transaction is subject to customary closing conditions, including regulatory review, and is expected to be completed by the end of 2025. The Company incurred transaction fees related to this pending divestiture of $3,000 during the third quarter of 2025. These fees are included in “Loss on divestiture of business” in the Company’s Condensed Consolidated Statements of Income for the three- and nine-month periods ended September 28, 2025. See Note 1 for additional information.
TFP Divestiture
On April 1, 2025, the Company completed the sale of TFP to Toppan for net cash consideration of $1,807,493 on a cash-free and debt-free basis and subject to customary adjustments. This sale was the result of the Company’s continuing evaluation of its business portfolio and was consistent with the Company’s strategic and investment priorities. In connection with the TFP divestiture, the Company wrote off net assets totaling $1,108,560, reclassified $47,955 of cumulative translation adjustment losses from accumulated other comprehensive income/(loss) and incurred transaction fees of $25,205, resulting in a net pretax gain of $625,773. The Company recognized a related tax provision of $201,225, for an after-tax gain of $424,548. The after tax gain is included in “Net income from discontinued operations” in the Company’s Condensed Consolidated Statements of Income for the nine-month period ended September 28, 2025. The majority of cash proceeds generated from this transaction were used to repay debt, as further described in Note 10.
Other Divestitures
On April 30, 2025, the Company completed the sale of a recycling facility in Asheville, NC, part of the Industrial Paper Packaging segment, for cash proceeds of $3,924. The sale resulted in a loss of $2,114, which is included in “Loss on divestiture of business” in the Company’s Condensed Consolidated Statements of Income.
On March 2, 2025, the Company completed the sale of its tube and core operations in Venezuela, part of the Industrial Paper Packaging segment, in exchange for a receivable in the amount of $145. The sale resulted in a loss of $5,390, including $3,792 of cumulative translation losses that were reclassified from accumulated other comprehensive income. This loss is included in “Loss on divestiture of business” in the Company’s Condensed Consolidated Statements of Income.
In February 2025, the remaining $2,000 of proceeds from the July 1, 2023 sale of the Company’s U.S. BulkSak business were released to the Company from escrow.
On January 17, 2025, the Company completed the sale of a small construction tube operation in France, part of the Industrial Paper Packaging segment, for cash proceeds of $1,513 and recognized a gain of $1,207, which is included in “Loss on divestiture of business” in the Company’s Condensed Consolidated Statements of Income.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

In September 2024, the Company entered into agreements to sell two of its production facilities in China, both of which are part of the Company’s Industrial Paper Packaging segment, for approximately $419. The sale of these facilities was completed in the fourth quarter of 2024. In the third quarter of 2024, as a result of the pending sale, the Company wrote down the carrying amounts of the asset group to their estimated fair values based on the expected selling price less estimated costs to sell and recognized a loss of $29,965. This loss is included in “Loss on divestiture of business” in the Company’s Condensed Consolidated Statements of Income.
On April 1, 2024, the Company completed the sale of its Protective Solutions business (“Protexic”), part of the All Other group of businesses, to Black Diamond Capital Management, LLC (“Black Diamond”) for cash proceeds of $80,267. This business provided foam components and integrated material solutions for various industrial end markets. This sale was the result of the Company’s continuing evaluation of its business portfolio and is consistent with the Company’s strategic and investment priorities. In connection with the Protexic divestiture, the Company wrote off net assets totaling $74,126, including $16,559 of allocated goodwill, and reclassified $2,913 of cumulative translation adjustment losses from accumulated other comprehensive loss, recognizing a preliminary pretax gain on the divestiture of $3,228 during the second quarter of 2024. In the third quarter of 2024, the Company paid a final net working capital settlement of $1,805 to Black Diamond, resulting in a net pretax gain of $1,423 for the nine-month period ended September 29, 2024, which is included in “Loss on divestiture of business” in the Company’s Condensed Consolidated Statements of Income. The Company used the majority of the cash proceeds from the sale to pay down debt.
On January 26, 2023, the Company completed the sale of its Sonoco Sustainability Solutions (“S3”) business, a provider of customized waste and recycling management programs and part of the Company’s Industrial Paper Packaging segment, to Northstar Recycling Co. In the second quarter of 2024, upon resolution of certain contingencies, the Company received cash proceeds and recognized an additional pretax gain of $1,250 on the sale. These gains are included in “Loss on divestiture of business” in the Company’s Condensed Consolidated Statements of Income for their respective periods.
The sales of these operations did not represent a strategic shift for the Company and did not have a major effect on its operations or financial results. Consequently, these sales did not meet the criteria for reporting as discontinued operations.
Additional Ownership Investment
During the second quarter of 2024, the Company increased its ownership interest in a small South Carolina-based designer and manufacturer of sustainable protective packaging solutions from 20.5% to 39.9%. The Company acquired its initial ownership interest in June 2022. The Company’s preferred stock investment increased by $18,512, which included a $10,000 cash payment, a $5,400 remeasurement of the fair value of the existing investment, and a $2,500 conversion of the carrying value of the outstanding convertible notes into a preferred stock investment, which yielded a $467 fair value increase and a $145 increase for interest income earned. The outstanding preferred stock investment at both September 28, 2025 and December 31, 2024 was $21,212 and is included within “Other assets” in the Company’s Condensed Consolidated Balance Sheet. The remeasurement of the carrying value of the historical investment to fair value resulted in a gain of $5,867 and interest income of $145 in the second quarter of 2024. These are included in “Other (expense)/income, net” and “Interest income,” respectively, in the Company’s Condensed Consolidated Statements of Income for the nine months ended September 29, 2024.
Acquisition, Integration, and Divestiture-Related Costs
Acquisition, integration, and divestiture-related costs from continuing operations during the three- and nine-month periods ended September 28, 2025 and September 29, 2024 were recorded in the Company’s Condensed Consolidated Statements of Income as follows:

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Cost of sales	$159	$—	$18,200	$—
Selling, general and administrative expenses	9,159	15,605	29,545	43,201
Interest expense	—	30,181	—	30,181
Total acquisition, integration, and divestiture-related costs	$9,318	$45,786	$47,745	$73,382
Acquisition, integration, and divestiture-related costs included in “Selling, general and administrative expenses” consist primarily of legal and professional fees, representation and warranty insurance premiums, as well as employee-related costs, and other integration activity costs, while such costs included in “Cost of sales” consist primarily of amortization of the fair value step-up of finished goods inventory. Acquisition, integration, and divestiture-related costs included in “Interest expense” include losses on treasury lock derivative instruments and amortization of financing fees related to debt instruments associated with the financing of the Eviosys acquisition.
Note 5: Shareholders’ Equity
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Numerator:
Net income from continuing operations	$123,065	$31,391	$241,033	$124,314
Net (income)/loss from continuing operations attributable to noncontrolling interests	(147)	(241)	17	(399)
Net income from continuing operations attributable to Sonoco	$122,918	$31,150	$241,050	$123,915

Net income attributable to Sonoco	$122,918	$50,921	$670,770	$206,909

Denominator:
Weighted average common shares outstanding:
Basic	99,182	98,683	99,098	98,616
Dilutive effect of shared-based compensation	466	584	421	605
Diluted	99,648	99,267	99,519	99,221

Per common share:
Basic earnings per common share:
Net income from continuing operations	$1.24	$0.32	$2.43	$1.26
Net income attributable to Sonoco	$1.24	$0.52	$6.77	$2.10
Diluted earnings per common share:
Net income from continuing operations	$1.23	$0.31	$2.42	$1.25
Net income attributable to Sonoco	$1.23	$0.51	$6.74	$2.09

Cash dividends	$0.53	$0.52	$1.58	$1.55
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
The average numbers of SARs that were anti-dilutive and, therefore, not included in the computation of diluted earnings per share during the three- and nine-month periods ended September 28, 2025 and September 29, 2024 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Anti-dilutive stock appreciation rights	496	455	520	378
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
The Company regularly repurchases shares of its common stock to satisfy employee tax withholding obligations in association with certain share-based compensation awards. These repurchases, which are not part of a publicly announced plan or program, totaled 220 shares during the nine-month period ended September 28, 2025, at a cost of $10,580, and 163 shares during the nine-month period ended September 29, 2024, at a cost of $9,172.
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
On October 14, 2025, subsequent to the end of the quarter, the Board declared a regular quarterly dividend of $0.53 per share. This dividend is payable on December 10, 2025 to all shareholders of record as of November 10, 2025.

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
Set forth below are the total restructuring and asset impairment charges, net of adjustments, recognized during the periods presented:

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Restructuring and restructuring-related asset impairment charges	$48,388	$6,149	$71,721	$55,122
Other asset impairments	—	—	—	—
Restructuring/Asset impairment charges	$48,388	$6,149	$71,721	$55,122

The table below sets forth restructuring and restructuring-related asset impairment charges by type incurred:

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Severance and Termination Benefits	$37,865	$1,378	$51,230	$24,649
Asset Impairment/Disposal of Assets	5,074	2,268	11,556	21,288
Other Costs	5,449	2,503	8,935	9,185
Total restructuring and restructuring-related asset impairment charges	$48,388	$6,149	$71,721	$55,122
The table below sets forth restructuring and restructuring-related asset impairment charges attributable to each reportable segment, the All Other group of businesses, and Corporate-related activity:

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Consumer Packaging	$34,885	$2,468	$37,623	$16,661
Industrial Paper Packaging	11,323	3,798	32,092	34,138
All Other	—	—	(16)	1,362
Corporate	2,180	(117)	2,022	2,961
Total restructuring and restructuring-related asset impairment charges	$48,388	$6,149	$71,721	$55,122
Restructuring and restructuring-related asset impairment charges are included in “Restructuring/Asset impairment charges” in the Company’s Condensed Consolidated Statements of Income.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth the activity in the restructuring accrual included in “Accrued expenses and other payables” in the Company’s Condensed Consolidated Balance Sheets:

	Severance and Termination Benefits	Asset Impairments/ Disposal of Assets	Other Costs	Total
Accrual Activity
Liability at December 31, 2024	$24,034	$—	$909	$24,943
2025 charges	51,230	11,556	8,935	71,721
Cash (payments)/receipts	(27,023)	4,295	(6,122)	(28,850)
Asset write downs/disposals	—	(15,851)	—	(15,851)
Foreign currency translation	842	—	324	1,166
Liability at September 28, 2025	$49,083	$—	$4,046	$53,129
“Severance and Termination Benefits” during the nine-month period ended September 28, 2025 includes the cost of severance for approximately 370 employees whose positions were eliminated in conjunction with the Company’s ongoing organizational effectiveness efforts, as well as severance costs related to the closures of metal can facilities in France and Spain, part of the Consumer Packaging segment, and the closures of a paper mill in Mexico, cone facilities in China and Mexico, and partitions facilities in Maine and California, all part of the Industrial Paper Packaging segment.
“Asset Impairment/Disposal of Assets” during the nine-month period ended September 28, 2025 consists primarily of asset write-offs related to the closures of the paper mill in Mexico, the cone facilities in China and Mexico, and the partitions facilities in Maine and California, all part of the Industrial Paper Packaging segment, and the closure of the metal packaging facility in France, part of the Consumer Packaging segment.
“Other Costs” during the nine-month period ended September 28, 2025 consists primarily of equipment removal, utilities, plant security, property taxes, insurance and environmental remediation costs related to the prior year’s closure of the Company’s paper mill in Washington, costs related to the current year’s closures of the metal can facilities in France and Spain and the paper mill in Mexico, and ongoing facility carrying costs of previously announced plant closures.
The Company expects to pay the majority of the remaining restructuring reserves by the end of 2026 using cash generated from operations. The Company also expects to recognize future additional charges totaling approximately $16,000 in connection with previously announced restructuring actions and believes that the majority of these charges will be incurred and paid by the end of 2026. The Company continually evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions are likely to be undertaken.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 7: Accumulated Other Comprehensive Income/(Loss)
The following table summarizes the components of accumulated other comprehensive income/(loss) and the changes in the balances of each component of accumulated other comprehensive income/(loss), net of tax as applicable, for the nine-month periods ended September 28, 2025 and September 29, 2024:

	Foreign Currency Items	Defined Benefit Pension Items	Gains and Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income/(Loss)

Balance at December 31, 2024	$(410,931)	$(90,613)	$(1,190)	$(502,734)
Other comprehensive income before reclassifications	453,661	2,007	1,821	457,489
Amounts reclassified from accumulated other comprehensive loss to net income	51,747	2,169	348	54,264
Other comprehensive income	505,408	4,176	2,169	511,753
Balance at September 28, 2025	$94,477	$(86,437)	$979	$9,019

Balance at December 31, 2023	$(267,578)	$(99,627)	$943	$(366,262)
Other comprehensive loss before reclassifications	(20,387)	(253)	(1,499)	(22,139)
Amounts reclassified from accumulated other comprehensive loss to net income	2,913	3,411	67	6,391
Other comprehensive (loss)/income	(17,474)	3,158	(1,432)	(15,748)
Balance at September 29, 2024	$(285,052)	$(96,469)	$(489)	$(382,010)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the effects on net income of significant amounts reclassified from each component of accumulated other comprehensive income/(loss) for the three- and nine-month periods ended September 28, 2025 and September 29, 2024:

	Amount Reclassified from Accumulated Other Comprehensive Income/(Loss)
	Three Months Ended		Nine Months Ended
Details about Accumulated Other Comprehensive Income/(Loss) Components	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024	Affected Line Item in the Condensed Consolidated Statements of Income
Foreign currency items
Currency translation adjustment loss on TFP sale(a)	$—	$—	$(47,955)	$—	Net income from discontinued operations
Currency translation adjustment loss on Venezuela sale(a)	—	—	(3,792)	—	Loss on divestiture of business
Currency translation adjustment loss on Protexic sale(a)	—	—	—	(2,913)	Loss on divestiture of business
	—	—	(51,747)	(2,913)	Net income
Gains/(losses) on cash flow hedges
Foreign exchange contracts(b)	(729)	(513)	1,038	153	Net sales
Foreign exchange contracts(b)	(1,129)	(86)	(1,321)	(225)	Cost of sales
Commodity contracts(b)	(175)	(21)	(175)	(21)	Cost of sales
	(2,033)	(620)	(458)	(93)	Income from continuing operations before income taxes
Income tax impact	520	185	110	26	Provision for income taxes
	(1,513)	(435)	(348)	(67)	Net income
Defined benefit pension items
Effect of settlement loss(c)	—	(18)	—	(529)	Non-operating pension costs
Amortization of defined benefit pension items(c)	(986)	(1,198)	(2,884)	(3,627)	Non-operating pension costs
	(986)	(1,216)	(2,884)	(4,156)	Income from continuing operations before income taxes
Income tax impact	264	108	715	745	Provision for income taxes
	(722)	(1,108)	(2,169)	(3,411)	Net income
Total reclassifications for the period	$(2,235)	$(1,543)	$(54,264)	$(6,391)	Net income

(a) See Note 4 for additional details.
(b) See Note 11 for additional details.
(c) See Note 13 for additional details.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the before- and after-tax amounts for the various components of other comprehensive income/(loss) for the three-month periods ended September 28, 2025 and September 29, 2024:

	Three Months Ended September 28, 2025			Three Months Ended September 29, 2024
	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Foreign currency items:
Other comprehensive (loss)/income before reclassifications	$(4,025)	$(4,104)	$(8,129)	$30,458	$4,753	$35,211
Amounts reclassified from accumulated other comprehensive income/(loss) to net income(a)	—	—	—	—	—	—
Net other comprehensive (loss)/income from foreign currency items	(4,025)	(4,104)	(8,129)	30,458	4,753	35,211
Defined benefit pension items:
Other comprehensive loss before reclassifications	(34)	9	(25)	(82)	10	(72)
Amounts reclassified from accumulated other comprehensive income/(loss) to net income(b)	986	(264)	722	1,216	(108)	1,108
Net other comprehensive income from defined benefit pension items	952	(255)	697	1,134	(98)	1,036
Gains and losses on cash flow hedges:
Other comprehensive loss before reclassifications	(2,838)	413	(2,425)	(465)	90	(375)
Amounts reclassified from accumulated other comprehensive income/(loss) to net income(c)	2,033	(520)	1,513	620	(185)	435
Net other comprehensive (loss)/income from cash flow hedges	(805)	(107)	(912)	155	(95)	60
Other comprehensive (loss)/income	$(3,878)	$(4,466)	$(8,344)	$31,747	$4,560	$36,307

(a) See Note 4 for additional details.
(b) See Note 13 for additional details.
(c) See Note 11 for additional details.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the before- and after-tax amounts for the various components of other comprehensive income/(loss) for the nine-month periods ended September 28, 2025 and September 29, 2024:

	Nine Months Ended September 28, 2025			Nine Months Ended September 29, 2024
	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Foreign currency items:
Other comprehensive income/(loss) before reclassifications	$399,075	$54,586	$453,661	$(21,610)	$1,223	$(20,387)
Amounts reclassified from accumulated other comprehensive income/(loss) to net income(a)	51,747	—	51,747	2,913	—	2,913
Net other comprehensive income/(loss) from foreign currency items	450,822	54,586	505,408	(18,697)	1,223	(17,474)
Defined benefit pension items:
Other comprehensive income/(loss) before reclassifications	2,645	(638)	$2,007	(287)	34	(253)
Amounts reclassified from accumulated other comprehensive income/(loss) to net income(b)	2,884	(715)	2,169	4,156	(745)	3,411
Net other comprehensive income from defined benefit pension items	5,529	(1,353)	4,176	3,869	(711)	3,158
Gains and losses on cash flow hedges:
Other comprehensive income/(loss) before reclassifications	2,405	(584)	$1,821	(2,073)	574	(1,499)
Amounts reclassified from accumulated other comprehensive income/(loss) to net income(c)	458	(110)	348	93	(26)	67
Net other comprehensive income/(loss) from cash flow hedges	2,863	(694)	2,169	(1,980)	548	(1,432)
Other comprehensive income/(loss)	$459,214	$52,539	$511,753	$(16,808)	$1,060	$(15,748)

(a) See Note 4 for additional details.
(b) See Note 13 for additional details.
(c) See Note 11 for additional details.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 8: Goodwill and Other Intangible Assets
Goodwill
A summary of the changes in goodwill for the nine-month period ended September 28, 2025 is as follows:

	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Goodwill at December 31, 2024	$1,807,971	$486,636	$231,050	$2,525,657
Divestitures	—	(2,043)	—	(2,043)
Reclassified to assets held for sale	—	—	(173,394)	(173,394)
Measurement period adjustments	(53,699)	—	—	(53,699)
Foreign currency translation	157,421	21,844	(2,419)	176,846
Goodwill at September 28, 2025	$1,911,693	$506,437	$55,237	$2,473,367
Goodwill activity reflected under the caption “Measurement period adjustments” relates to the December 2024 acquisition of Eviosys. Goodwill activity reflected under the caption “Divestitures” relates to the April 2025 sale of a small recycling business in Asheville, North Carolina. See Note 4 for additional information.
As of September 28, 2025, the Company has reclassified $173,394 of goodwill related to ThermoSafe, part of the All Other group of businesses, to assets held for sale. See Note 1 for additional information.
The Company assesses goodwill for impairment annually during the third quarter, or from time to time when warranted by the facts and circumstances surrounding individual reporting units or the Company as a whole. The Company completed its most recent annual goodwill impairment testing during the third quarter of 2025 and analyzed certain qualitative and quantitative factors in determining whether a goodwill impairment existed. The Company’s assessments reflected a number of significant management assumptions and estimates including the Company’s forecast of sales growth, EBITDA, and discount rates. Changes in these assumptions could materially impact the Company’s conclusions. Based on its assessments, the Company concluded that there was no impairment of goodwill for any of its reporting units.
Although no reporting units failed the annual impairment test, in management’s opinion, the goodwill balances of the Metal Packaging EMEA and Global Paper Products Asia Pacific (“APAC”) reporting units are at risk of impairment in the near term if the reporting unit’s operations do not perform in line with management’s expectations, or if there is a negative change in the long-term financial outlook for the reporting unit or in other factors such as the discount rate. In the case of Metal Packaging EMEA, the lower differential between the fair value and carrying value of the reporting unit is due to the acquisition of Eviosys in December 2024, at which time the majority of assets and liabilities acquired were recorded at fair value.
In the annual goodwill impairment analysis completed during the third quarter of 2025, projected future cash flows for the Metal Packaging EMEA and Global Paper Products APAC reporting units were discounted at 12.0% and 13.0%, respectively, and their estimated fair values were determined to exceed their individual carrying values by approximately 3.1% and 9.0%, respectively.
Based on equal weighting of the income and market approaches and holding other valuation assumptions constant, the discount rates for the Metal Packaging EMEA and Global Paper Products APAC reporting units would have to increase to 12.7% and 15.4%, respectively, or projected EBITDA across all future periods would have to be reduced approximately 3.0% and 8.4%, respectively, in order for the estimated fair values of the reporting units to fall below carrying values. At September 28, 2025, the total goodwill associated with the Metal Packaging EMEA and Global Paper Products APAC reporting unit was $1,361,339 and $26,721, respectively.
During the time subsequent to the annual evaluation, and at September 28, 2025, the Company considered whether any events and/or changes in circumstances had resulted in the likelihood that the goodwill of any of its reporting units may have been impaired. It is management’s opinion that no such events and/or changes in circumstances have occurred.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Other Intangible Assets
A summary of other intangible assets as of September 28, 2025 and December 31, 2024 is as follows:

	September 28, 2025	December 31, 2024
Other Intangible Assets, gross:
Patents	$29,373	$28,941
Customer lists	2,886,182	2,679,372
Trade names	28,306	38,623
Proprietary technology	233,413	226,936
Other	2,043	2,339
Total Other Intangible Assets, gross	$3,179,317	$2,976,211

Accumulated Amortization:
Patents	$(17,902)	$(15,955)
Customer lists	(392,286)	(332,680)
Trade names	(11,934)	(13,239)
Proprietary technology	(34,839)	(26,203)
Other	(1,233)	(1,436)
Total Accumulated Amortization	(458,194)	(389,513)
Other Intangible Assets, net	$2,721,123	$2,586,698
During the nine-month period ended September 28, 2025, the Company recorded measurement period adjustments related to the December 2024 acquisition of Eviosys that increased the previously reported fair value of customer lists by $42,379. The effect on amortization expense in the prior period was immaterial. In addition, the Company wrote off other intangible assets, primarily customer lists, with a net book value of $1,455 as a result of the divestiture of a small recycling business in Asheville, North Carolina. See Note 4 for additional information.
In conjunction with the pending sale of ThermoSafe, the Company reclassified intangible assets with a net book value of $9,430 to “Assets held for sale” at September 28, 2025. The gross value of these intangible assets, which consisted primarily of customer lists and trade names, was $89,703 and the accumulated amortization was $(80,273). See Note 1 for additional information.
Other intangible assets are amortized using the straight-line method over their respective useful lives when management has determined that the straight-line method approximates the pattern of consumption of the respective intangible assets or in relation to the asset’s specific pattern of consumption if management has determined that the straight-line method does not provide a fair approximation of the consumption of benefits. These lives generally range from three to twenty years. The Company has no intangible assets with indefinite lives.
Aggregate amortization expense was $49,034 and $17,624 for the three-month periods ended September 28, 2025 and September 29, 2024, respectively, and $135,188 and $52,997 for the nine-month periods ended September 28, 2025 and September 29, 2024, respectively. Amortization expense on other intangible assets is expected to total approximately $181,300 in 2025, $179,600 in 2026, $178,900 in 2027, $178,600 in 2028 and $176,300 in 2029.

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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth the balance sheet location and values of the obligations under the Company’s SCF Programs at September 28, 2025 and December 31, 2024:

Balance Sheet Line Item	September 28, 2025	December 31, 2024
Payable to suppliers(a)	$31,965	$28,496
(a) The payment of these obligations is included in net cash provided by operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.
Note 10: Debt
Details of the Company’s debt at September 28, 2025 and December 31, 2024 are as follows:

	September 28, 2025	December 31, 2024
Commercial paper	$90,000	$—
364-Day term loan due December 2025	—	1,493,568
Term loan due December 2026	699,059	698,167
Syndicated term loan due August 2028	498,154	497,674
1.800% notes due February 2025	—	399,933
4.450% notes due September 2026	498,264	496,869
2.250% notes due February 2027	299,311	298,930
4.600% notes due September 2029	595,392	594,519
3.125% notes due May 2030	597,381	596,958
2.850% notes due February 2032	496,689	496,302
5.000% notes due September 2034	690,585	689,802
5.750% notes due November 2040	536,306	536,282
Other foreign denominated debt	72,822	155,048
Finance lease obligations	64,351	67,628
Other debt	18,265	18,341
Total debt	5,156,579	7,040,021
Less: Notes payable and current portion of long-term debt	(1,368,899)	(2,054,525)
Long-term debt	$3,787,680	$4,985,496
On February 3, 2025, the Company repaid the $400,000 aggregate principal amount of its 1.800% notes due February 2025 upon maturity using proceeds from the issuance of commercial paper.
On April 3, 2025, the Company repaid the outstanding $1,500,000 principal amount of borrowings under its 364-day term loan facility using a portion of the cash proceeds from the sale of TFP.
The outstanding $700,000 principal amount of borrowings under the term loan due December 2026 will become payable upon completion of the ThermoSafe divestiture. Accordingly, the net obligation of $699,059 has been classified as “Notes payable and current portion of long-term debt” in the Company’s Condensed Consolidated Balance Sheet at September 28, 2025.
Included in “Other foreign denominated debt” at September 28, 2025 and December 31, 2024 are $235 and $73,487, respectively, of transfers of certain trade receivables of Eviosys to third-party financial institutions for which the requirements to be accounted for as true sale in accordance with the guidance under ASC 860, “Transfers and Servicing,” were not met. Additions to and settlements of these obligations are reflected as “Proceeds from issuance of debt” and “Principal repayment of debt,” respectively, in “Net cash (used)/provided by financing activities” in the Company’s Condensed Consolidated Statements of Cash Flows.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The Company maintains a revolving credit facility with total commitments of $1,250,000 and a maturity date of May 3, 2029. The Company’s $1,250,000 commercial paper program is supported by the revolving credit facility. At September 28, 2025, the Company had $90,000 in commercial paper balances outstanding; accordingly, the committed capacity available for drawdown under its revolving credit facility at September 28, 2025 was $1,160,000.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenants currently require the Company to maintain a minimum level of interest coverage and a minimum level of net worth, as defined in the agreements. As of September 28, 2025, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.
Note 11: Financial Instruments and Derivatives
The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments for which the carrying amount differs from the fair value.

	September 28, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, net of current portion	$3,787,680	$3,725,580	$4,985,496	$4,800,455

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
Cash Flow Hedges
At September 28, 2025 and December 31, 2024, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. These contracts, which have maturities ranging from October 2025 to September 2027, qualify as cash flow hedges under GAAP. For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item. Cash flows from derivative financial instruments designated as cash flow hedges are classified as cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.
Commodity Cash Flow Hedges
Certain derivative contracts entered into to manage the cost of anticipated purchases of natural gas and aluminum have been designated by the Company as cash flow hedges. At September 28, 2025, there were no designated natural gas swaps covering anticipated natural gas usage in 2025. The Company has designated swap contracts covering 6,916 metric tons of aluminum as cash flow hedges. These contracts represented approximately 63.6% of anticipated aluminum usage for 2025. The fair value of the Company’s commodity cash flow hedges netted to a gain position of $358 and a gain position of $652 at September 28, 2025 and December 31, 2024, respectively. The amount of the gain included in accumulated other comprehensive income at September 28, 2025 expected to be reclassified to the income statement during the next twelve months is $288. The Company also has certain natural gas derivatives contracts that are not designated as cash flow hedges. See “Non-Designated Derivatives” below for a discussion of these hedges.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Foreign Currency Cash Flow Hedges
The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales and purchases expected to occur from October 2025 to January 2027. The net positions of these contracts at September 28, 2025 were as follows (in thousands):

Currency	Action	Quantity
USD Contracts
Colombian peso	purchase	6,855,645
Mexican peso	purchase	103,800
Danish krone	purchase	40,513
Polish zloty	purchase	37,994
Czech koruna	purchase	28,535
Turkish lira	purchase	37,938
Euro	purchase	984
Canadian dollar	purchase	417
Swedish krona	sell	(1,712)
British pound	sell	(3,345)
Euro Contracts
Hungarian forint	purchase	1,236,677
Polish zloty	purchase	49,379
British pound	purchase	5,326
Swiss franc	purchase	2,274
USD	purchase	1,590
The fair value of foreign currency cash flow hedges related to forecasted sales and purchases netted to a gain position of $1,354 and a loss position of $(1,841) at September 28, 2025 and December 31, 2024, respectively. Gains of $1,352 are expected to be reclassified from accumulated other comprehensive income to the income statement during the next twelve months.

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
On June 30, 2025, the Company entered into additional cross-currency swap agreements with a total notional amount of $285,000, maturing on February 1, 2027. The swaps effectively convert a portion of the Company’s fixed-rate U.S. dollar-denominated debt, including the semi-annual interest payments, to fixed-rate euro-denominated debt at the prevailing market rate at execution.
All of the Company’s cross-currency swap agreements are designated as net investment hedges for accounting purposes and have the risk management objective of managing foreign currency risk relating to net investments in certain European subsidiaries denominated in euros.
The gain or loss on the net investment hedge derivative instruments is included in the “Foreign currency translation” component of “Accumulated other comprehensive income/(loss)” until the net investment is sold, diluted, or liquidated. Net interest income on the cross-currency swaps totaling $9,015 and $27,095 for the three- and nine-month periods ended September 28, 2025 are excluded from the net investment hedge effectiveness assessment and are recorded in “Interest expense” in the Company’s Condensed Consolidated Statements of Income. The assumptions used in measuring fair value of the cross-currency swaps are considered level 2 inputs, which are based upon the Euro-to-U.S. dollar exchange rate market.
The fair value of the Company’s net investment hedges was a loss position of $(202,145) and a gain position of $11,919 at September 28, 2025 and December 31, 2024, respectively. A foreign currency translation loss of $(150,598) (net of income taxes of $51,547) and a gain of $8,880 (net of income taxes of $3,039) were reported as components of “Accumulated other comprehensive income/(loss)” within “Foreign currency items” at September 28, 2025 and December 31, 2024, respectively.
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Foreign Currency Hedges
The Company routinely enters into forward contracts or swaps to economically hedge the currency exposure of intercompany debt and foreign currency denominated receivables and payables. The net currency positions of these non-designated contracts at September 28, 2025, were as follows (in thousands):

Currency	Action	Quantity
USD Contracts
Colombian peso	purchase	66,638,516
Indonesian rupiah	purchase	6,386,142
Mexican peso	purchase	300,958
Turkish lira	purchase	15,549
Canadian dollar	purchase	2,322
Euro	sell	(9)
British pound	sell	(48)
Czech koruna	sell	(28,535)
Thai baht	sell	(33,503)
Euro Contracts
Hungarian forint	purchase	426,973
Moroccan Dirham	sell	(615)
USD	sell	(1,918)
British pound	sell	(10,322)
Polish zloty	sell	(121,195)
Thai baht	sell	(562,301)
Commodity Hedges
The Company has entered into non-designated derivative contracts to manage the cost of anticipated purchases of natural gas. At September 28, 2025, these contracts consisted of natural gas swaps covering approximately 3.5 million metric million British thermal units (“MMBTUs”) and represented approximately 87.7% of anticipated usage in North America for the remainder of 2025.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Interest Rate Hedges
On August 29, 2024, in anticipation of the registered public offering of $1,800,000 aggregate principal amount of senior unsecured notes of the Company (the “Notes”), the Company entered into treasury lock derivative instruments with eleven banks, with a total notional principal amount of $900,000. These instruments had the risk management objective of reducing the Company’s exposure to increases in the underlying Treasury index up to the date of pricing of the Notes. The derivatives were settled when the Notes priced on September 17, 2024, with the Company recognizing a loss on the settlement of $(11,088). The loss is included in “Interest expense” in the Company’s Condensed Consolidated Statements of Income for the year ended December 31, 2024.
The fair value of the Company’s non-designated derivatives position was a gain of $121 and a loss of $(2,694) at September 28, 2025 and December 31, 2024, respectively.
The following table sets forth the location and fair values of the Company’s derivative instruments at September 28, 2025 and December 31, 2024:

Description	Balance Sheet Location	September 28, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$539	$671
Commodity Contracts	Other Assets	70	—
Commodity Contracts	Accrued expenses and other payables	(251)	(19)
Foreign Exchange Contracts	Prepaid expenses	3,294	2,068
Foreign Exchange Contracts	Other Assets	2	—
Foreign Exchange Contracts	Accrued expenses and other payables	(1,942)	(3,909)
Net investment hedge	Prepaid expenses	18,953	26,833
Net investment hedge	Other Assets	—	1,845
Net investment hedge	Accrued expenses and other payables	(56,713)	—
Net investment hedge	Other Liabilities	(164,385)	(16,759)
Derivatives not designated as hedging instruments:
Commodity Contracts	Prepaid expenses	199	961
Commodity Contracts	Other Assets	144	—
Commodity Contracts	Accrued expenses and other payables	(1,104)	(574)
Commodity Contracts	Other Liabilities	(34)	—
Foreign Exchange Contracts	Prepaid expenses	1,669	(59)
Foreign Exchange Contracts	Accrued expenses and other payables	(753)	(3,022)
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following tables set forth the effect of the Company’s derivative instruments on financial performance for the three-month periods ended September 28, 2025 and September 29, 2024, excluding the amount of foreign currency cash flow hedges that were reclassified from accumulated other comprehensive income/(loss) to the carrying value of the capitalized expenditures:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income
Derivatives in Cash Flow Hedging Relationships:
Three-month period ended September 28, 2025
Foreign Exchange Contracts	$(3,279)	Net sales	$(729)
		Cost of sales	(1,129)
Commodity Contracts	441	Cost of sales	(175)

Three-month period ended September 29, 2024
Foreign Exchange Contracts	$(444)	Net sales	$(513)
		Cost of sales	(86)
Commodity Contracts	(21)	Cost of sales	(21)

Description	Gain or (Loss) Recognized	Location of Gain or (Loss) Recognized in Income Statement
Derivatives not Designated as Hedging Instruments:
Three-month period ended September 28, 2025
Commodity Contracts	$(2,597)	Cost of sales
Foreign Exchange Contracts	(1,065)	Selling, general and administrative
Three-month period ended September 29, 2024
Commodity Contracts	$(1,377)	Cost of sales
Foreign Exchange Contracts	(1,573)	Selling, general and administrative

	Three-month period ended September 28, 2025		Three-month period ended September 29, 2024
Description	Revenue	Cost of sales	Revenue	Cost of sales
Total amount of income and expense line items presented in the Condensed Consolidated Statements of Income	$(729)	$(1,304)	$(513)	$(107)

Gain or (loss) on cash flow hedging relationships:
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into net income	$(729)	$(1,129)	$(513)	$(86)

Commodity contracts:
Amount of gain reclassified from accumulated other comprehensive income/(loss) into net income	$—	$(175)	$—	$(21)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following tables set forth the effect of the Company’s derivative instruments on financial performance for the nine-month periods ended September 28, 2025 and September 29, 2024, excluding the amount of foreign currency cash flow hedges that were reclassified from accumulated other comprehensive income/(loss) to the carrying value of the capitalized expenditures:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income
Derivatives in Cash Flow Hedging Relationships:
Nine-month period ended September 28, 2025
Foreign Exchange Contracts	$2,874	Net sales	$1,038
		Cost of sales	(1,321)
Commodity Contracts	(469)	Cost of sales	(175)

Nine-month period ended September 29, 2024
Foreign Exchange Contracts	$(2,094)	Net sales	$153
		Cost of sales	(225)
Commodity Contracts	16	Cost of sales	(21)

Description	Gain or (Loss) Recognized	Location of Gain or (Loss) Recognized in Income Statement
Derivatives not Designated as Hedging Instruments:
Nine-month period ended September 28, 2025
Commodity Contracts	$(1,149)	Cost of sales
Foreign Exchange Contracts	6,046	Selling, general and administrative
Nine-month period ended September 29, 2024
Commodity Contracts	$(3,465)	Cost of sales
Foreign Exchange Contracts	(4,039)	Selling, general and administrative

	Nine-month period ended September 28, 2025		Nine-month period ended September 29, 2024
Description	Revenue	Cost of sales	Revenue	Cost of sales
Total amount of income and expense line items presented in the Condensed Consolidated Statements of Income	$1,038	$(1,496)	$153	$(246)

Gain or (loss) on cash flow hedging relationships:
Foreign exchange contracts:
Amount of gain/(loss) reclassified from accumulated other comprehensive income into net income	$1,038	$(1,321)	$153	$(225)

Commodity contracts:
Amount of gain reclassified from accumulated other comprehensive income into net income	$—	$(175)	$—	$(21)

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
The following table sets forth information regarding the Company’s financial assets and financial liabilities, excluding retirement and postretirement plan assets, measured at fair value on a recurring basis:

Description	September 28, 2025	Assets measured at NAV	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$358	$—	$—	$358	$—
Foreign exchange contracts	1,354	—	—	1,354	—
Net investment hedge	(202,145)	—	—	(202,145)	—
Non-hedge derivatives, net:
Commodity contracts	(795)	—	—	(795)	—
Foreign exchange contracts	916	—	—	916	—

Description	December 31, 2024	Assets measured at NAV	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$652	$—	$—	$652	$—
Foreign exchange contracts	(1,841)	—	—	(1,841)	—
Net investment hedge	11,919	—	—	11,919	—
Non-hedge derivatives, net:
Commodity contracts	387	—	—	387	—
Foreign exchange contracts	(3,081)	—	—	(3,081)	—

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
None of the Company’s financial assets or liabilities are measured at fair value using significant unobservable inputs. There were no transfers in or out of Level 1 or Level 2 fair value measurements during the nine-month period ended September 28, 2025.
The Company has an investment in the preferred stock of a nonaffiliated private company. This investment is accounted for under the measurement alternative of cost less impairment, adjusted for any qualifying observable price changes on a non-recurring basis. Observable price changes would consist of Level 2 inputs based on privately negotiated transactions with the nonaffiliated company. The total investment in preferred stock of $21,212 is included in “Other Assets” in the Company’s Condensed Consolidated Balance Sheet as of September 28, 2025.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The Company measures certain non-financial assets and non-financial liabilities at fair value on a non-recurring basis. See Note 4 for a discussion of assets acquired and liabilities assumed in acquisitions and sold in dispositions, and Note 6 for a discussion of asset impairments associated with restructuring activities. The fair value of assets determined based on third-party appraisals and classified as Level 3 measurements due to the use of significant unobservable inputs was not material at September 28, 2025 or December 31, 2024.

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
The components of net periodic benefit cost/(income) include the following:

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Retirement Plans
Service cost	$1,327	$1,233	$3,889	$2,523
Interest cost	5,404	4,340	15,985	14,175
Expected return on plan assets	(3,462)	(2,740)	(10,087)	(8,312)
Amortization of prior service cost	203	220	600	660
Amortization of net actuarial loss	979	1,106	2,866	3,350
Effect of settlement loss	—	18	—	529
Net periodic benefit cost	$4,451	$4,177	$13,253	$12,925

Retiree Health and Life Insurance Plans
Service cost	$33	$45	$99	$133
Interest cost	229	228	682	685
Expected return on plan assets	(103)	(97)	(307)	(292)
Amortization of prior service cost	93	95	278	287
Amortization of net actuarial gain	(289)	(223)	(860)	(670)
Net periodic benefit (income)/cost	$(37)	$48	$(108)	$143
Settlement Charges
The Company recognized settlement charges of $18 and $529 during the three- and nine-month periods ended September 29, 2024, respectively. These charges resulted from payments made to certain participants in the Company’s non-union Canadian pension plan who elected a lump sum distribution option upon retirement.
Contributions
The Company made aggregate contributions of $16,734 and $14,680 to its defined benefit retirement and retiree health and life insurance plans during the nine-month periods ended September 28, 2025 and September 29, 2024, respectively. The Company expects to make additional aggregate contributions of approximately $6,200 to its defined benefit retirement and retiree health and life insurance plans over the remainder of 2025.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 14: Income Taxes
The Company’s effective tax rates for the three- and nine-month periods ended September 28, 2025 were 6.0% and 22.6%, respectively, and its effective tax rates for the three- and nine-month periods ended September 29, 2024 were 35.2% and 25.4%, respectively. The Company’s effective tax rates varied from the U.S. statutory rate due primarily to rate differences between U.S. and non-U.S. jurisdictions and the relative amounts earned in those jurisdictions, state income taxes, and discrete tax adjustments that were not consistent year over year, including the recording of a deferred tax benefit on the outside basis difference related to the ThermoSafe business being classified as held for sale.
The Company and/or its subsidiaries file federal, state and local income tax returns in the United States and various foreign jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years prior to 2019.
The Company’s reserve for uncertain tax benefits increased by $700 from December 31, 2024 to September 28, 2025 due primarily to an increase in reserves related to existing tax positions. Although the Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental, management believes that any reasonably foreseeable outcomes related to these matters have been adequately provided for. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which earnings or deductions are realized may differ from current estimates. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly basis. The Company has operations and pays taxes in many countries outside of the U.S. and taxes on those earnings are subject to varying rates. The Company is not dependent upon the favorable benefit of any one jurisdiction to an extent that the loss of such benefit would have a material effect on the Company’s overall effective tax rate.
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
The Company entered into a definitive agreement to sell ThermoSafe on September 7, 2025. As a result of the planned divestiture, operating and finance lease assets of $20,825 and $2,743, respectively, were reclassified to “Assets held for sale” on the Condensed Consolidated Balance Sheets as of September 28, 2025. In addition, current operating and finance lease liabilities of $4,166 and $445, respectively, and non-current operating and finance lease liabilities of $16,916 and $2,475, respectively, were reclassified to “Liabilities held for sale” on the Company’s Condensed Consolidated Balance Sheets at September 28, 2025. For additional information about the pending divestiture of ThermoSafe, see Note 1.
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
For additional information about the Company’s acquisitions and divestitures, see Note 4.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth the balance sheet location and aggregate values of the Company’s lease assets and lease liabilities at September 28, 2025 and December 31, 2024:

Classification	Balance Sheet Location	September 28, 2025	December 31, 2024
Lease Assets
Operating lease assets	Right of Use Asset-Operating Leases	$288,491	$307,688
Finance lease assets	Other Assets	69,484	76,831
Total lease assets		$357,976	$384,519

Lease Liabilities
Current operating lease liabilities	Accrued expenses and other payables	$52,139	$52,648
Current finance lease liabilities	Notes payable and current portion of long-term debt	23,294	22,284
Total current lease liabilities		$75,433	$74,932

Noncurrent operating lease liabilities	Noncurrent Operating Lease Liabilities	$244,789	$258,735
Noncurrent finance lease liabilities	Long-term Debt, Net of Current Portion	41,057	45,344
Total noncurrent lease liabilities		$285,846	$304,079

Total lease liabilities		$361,278	$379,011
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
The following table sets forth the components of the Company’s total lease cost for the three- and nine-month periods ended September 28, 2025 and September 29, 2024:

		Three Months Ended		Nine Months Ended
Lease Cost		September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Operating lease cost	(a)	$15,787	$11,962	$47,611	$36,245
Finance lease cost:
Amortization of lease asset	(a)	3,503	3,253	9,790	9,464
Interest on lease liabilities	(b)	834	877	2,327	2,685
Variable lease cost	(a) (c)	13,393	8,174	37,084	23,475
Impairment charges	(d)	1,235	258	2,413	258
Total lease cost		$34,752	$24,524	$99,225	$72,127

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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth certain lease-related information for the nine-month periods ended September 28, 2025 and September 29, 2024:

	Nine Months Ended
	September 28, 2025	September 29, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$44,819	$34,577
Operating cash flows used by finance leases	2,327	2,685
Financing cash flows used by finance leases	10,995	11,457
Noncash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	20,661	44,185
Leased assets obtained in exchange for new finance lease liabilities	16,145	6,955
Modification to leased assets for increase in operating lease liabilities	10,462	12,021
Modification to leased assets for (decrease)/increase in finance lease liabilities	(10,440)	53
Termination reclasses to decrease operating lease assets	(8,267)	(2,932)
Termination reclasses to decrease operating lease liabilities	(8,372)	(3,166)
Termination reclasses to decrease finance lease assets	(87)	(164)
Termination reclasses to decrease finance lease liabilities	(88)	(165)
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
The Company has rebate agreements with certain customers. These rebates are recorded as reductions of revenue and are accrued using sales data and rebate percentages specific to each customer agreement. Accrued customer rebates are included in “Accrued expenses and other payables” in the Company’s Condensed Consolidated Balance Sheets.
Payment terms under the Company’s sales arrangements are short term, generally no longer than 120 days. The Company does provide prompt payment discounts to certain customers if invoices are paid within a predetermined period. Prompt payment discounts are treated as a reduction of estimated revenue and are determinable within a short time period following the sale.
The following table sets forth the effects of contract assets and liabilities from contracts with customers. Contract assets and liabilities are reported in “Other receivables” and “Accrued expenses and other payables,” respectively, in the Company’s Condensed Consolidated Balance Sheets.

	September 28, 2025	December 31, 2024
Contract Assets	$86,069	$67,062
Contract Liabilities	(53,323)	(60,024)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Significant changes in the contract assets and liabilities balances during the nine-month period ended September 28, 2025 and the year ended December 31, 2024 were as follows:

	September 28, 2025		December 31, 2024
	Contract Asset	Contract Liability	Contract Asset	Contract Liability
Beginning Balance	$67,062	$(60,024)	$14,754	$(15,252)
Acquired as part of a business combination	—	—	62,439	(47,478)
Revenue deferred or rebates accrued	—	(76,709)	—	(25,736)
Recognized as revenue	—	778	—	2,341
Rebates paid to customers	—	82,063	—	26,101
Increases due to rights to consideration for customer specific goods produced, but not billed during the period	86,069	—	67,062	—
Transferred to receivables from contract assets recognized at the beginning of the period and acquired as part of business combination	(66,999)	—	(77,193)	—
Reclassified to assets/liabilities held for sale	(63)	569	—	—
Ending Balance	$86,069	$(53,323)	$67,062	$(60,024)

Contract assets represent goods produced without alternative use for which the Company is entitled to payment with margin prior to shipment. Upon shipment, the Company is entitled to bill the customer. Therefore, amounts included in contract assets will be reduced with the recording of an account receivable as they represent an unconditional right to payment. Contract liabilities represent revenue deferred due to pricing mechanisms utilized by the Company in certain multi-year arrangements, volume rebates, and receipts of advance payments. For multi-year arrangements with pricing mechanisms, the Company will generally defer revenue during the first half of the arrangement and will release the deferral over the second half of the contract term. Contract assets and liabilities are generally short in duration given the nature of products produced by the Company.
The following tables set forth information about revenue disaggregated by primary geographic regions for the three-month periods ended September 28, 2025 and September 29, 2024. The tables also include a reconciliation of disaggregated revenue with reportable segments. The Company’s reportable segments are aligned by product nature as disclosed in Note 17.

Three-month period ended September 28, 2025	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary Geographical Markets:
United States	$508,058	$374,048	$91,550	$973,656
EMEA	873,751	89,990	15,166	978,907
Canada	4,579	19,687	—	24,266
APAC	23,768	38,778	368	62,914
Other	28,090	62,466	809	91,365
Total	$1,438,246	$584,969	$107,893	$2,131,108

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Three-month period ended September 29, 2024	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary Geographical Markets:
United States	$504,236	$355,492	$90,483	$950,211
EMEA	107,143	91,138	15,952	214,233
Canada	3,968	22,969	—	26,937
APAC	24,221	55,888	572	80,681
Other	22,729	59,595	266	82,590
Total	$662,297	$585,082	$107,273	$1,354,652
The following tables set forth information about revenue disaggregated by primary geographic regions for the nine-month periods ended September 28, 2025 and September 29, 2024. The tables also include a reconciliation of disaggregated revenue with reportable segments.

Nine-month period ended September 28, 2025	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary Geographical Markets:
United States	$1,423,239	$1,104,974	$240,242	$2,768,455
EMEA	2,148,101	271,130	44,989	2,464,220
Canada	12,849	64,433	—	77,282
APAC	72,082	111,196	965	184,243
Other	75,601	179,184	1,792	256,577
Total	$3,731,872	$1,730,917	$287,988	$5,750,777

Nine-month period ended September 29, 2024	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary Geographical Markets:
United States	$1,356,318	$1,073,073	$279,783	$2,709,174
EMEA	313,823	285,266	44,970	644,059
Canada	12,491	73,155	—	85,646
APAC	71,975	166,774	1,284	240,033
Other	72,411	180,644	10,122	263,177
Total	$1,827,018	$1,778,912	$336,159	$3,942,089

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
The following table sets forth financial information about each of the Company’s reportable segments:

SEGMENT FINANCIAL INFORMATION
Three-month period ended September 28, 2025	Consumer Packaging	Industrial Paper Packaging	Total Reportable Segments
Sales from external customers	$1,438,246	$584,969	$2,023,215
Intersegment sales(1)	5,087	32,103	37,190
	1,443,333	617,072	2,060,405
Reconciliation of sales
Other sales(2)			109,000
Elimination of intersegment sales			(38,297)
Total consolidated sales			2,131,108
Less:(3)
Cost of sales(4)	(1,153,538)	(433,109)
Other segment items(5)	(80,810)	(94,106)
Segment operating profit	$208,985	$89,857	$298,842

Other segment disclosures:
Equity in earnings of affiliates, net of tax	$190	$2,830
Depreciation and amortization(6)	50,419	29,955

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Three-month period ended September 29, 2024	Consumer Packaging	Industrial Paper Packaging	Total Reportable Segments
Sales from external customers	$662,297	$585,082	$1,247,379
Intersegment sales(1)	2,057	26,678	28,735
	664,354	611,760	1,276,114
Reconciliation of sales
Other sales(2)			109,148
Elimination of intersegment sales			(30,610)
Total consolidated sales			1,354,652
Less:(3)
Cost of sales(4)	(522,461)	(456,216)
Other segment items(5)	(45,598)	(85,338)
Segment operating profit	$96,295	$70,206	$166,501

Other segment disclosures:
Equity in earnings of affiliates, net of tax	$369	$2,438
Depreciation and amortization(6)	25,576	28,989

Nine-month period ended September 28, 2025	Consumer Packaging	Industrial Paper Packaging	Total Reportable Segments
Sales from external customers	$3,731,872	$1,730,917	$5,462,789
Intersegment sales(1)	10,404	85,640	96,044
	3,742,276	1,816,557	5,558,833
Reconciliation of sales
Other sales(2)			291,630
Elimination of intersegment sales			(99,686)
Total consolidated sales			5,750,777
Less:(3)
Cost of sales(4)	(2,996,754)	(1,298,063)
Other segment items(5)	(235,413)	(276,282)
Segment operating profit	$510,109	$242,212	$752,321

Other segment disclosures:
Equity in earnings of affiliates, net of tax	$309	$6,902
Depreciation and amortization(6)	152,175	88,126

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Nine-month period ended September 29, 2024	Consumer Packaging	Industrial Paper Packaging	Total Reportable Segments
Sales from external customers	$1,827,018	$1,778,912	$3,605,930
Intersegment sales(1)	5,881	81,982	87,863
	1,832,899	1,860,894	3,693,793
Reconciliation of sales
Other sales(2)			341,684
Elimination of intersegment sales			(93,388)
Total consolidated sales			3,942,089
Less:(3)
Cost of sales(4)	(1,464,518)	(1,381,687)
Other segment items(5)	(139,763)	(276,199)
Segment operating profit	$228,618	$203,008	$431,626

Other segment disclosures:
Equity in earnings of affiliates, net of tax	$416	$5,802
Depreciation and amortization(6)	75,705	86,133

(1)	Intersegment sales are recorded at a market-related transfer price.
(2)	Sales from businesses below the quantitative threshold are attributable to the group of businesses within All Other.
(3)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
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

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Segment operating profit	$298,842	$166,501	$752,321	$431,626
Other operating profits(1)	18,302	17,440	43,337	48,430
Unallocated amounts:
Restructuring/Asset impairment charges	(48,388)	(6,149)	(71,721)	(55,122)
Amortization of acquisition intangibles	(49,034)	(17,624)	(135,188)	(52,997)
Loss on divestiture of business	(3,031)	(31,770)	(9,297)	(27,292)
Acquisition, integration and divestiture-related costs	(9,318)	(15,605)	(47,745)	(43,201)
Changes in LIFO inventory reserves	—	(790)	(1,755)	197
Derivative (losses)/gains	(2,035)	210	(1,240)	3,981
Other corporate costs, net(2)	(8,804)	(10,368)	(27,657)	(34,091)
Other operating (charges)/income, net(3)	(1,568)	263	(3,562)	(1,040)
Other (expense)/income, net(4)	(7,541)	—	(20,617)	5,867
Non-operating pension costs	(3,054)	(2,947)	(9,157)	(10,412)
Interest expense	(61,243)	(60,643)	(181,637)	(119,481)
Interest income	4,634	5,585	16,104	11,777
Income from continuing operations before income taxes	$127,762	$44,103	$302,186	$158,242

(1)	Operating profit from segments below the quantitative threshold are attributable to the group of businesses within All Other.
(2)
Other corporate costs represent recurring operating expenses previously allocated to TFP that will remain with Sonoco subsequent to the divestiture, net of income earned under a transition services agreement with Toppan.

(3)	Primarily consists of highly inflationary accounting in Turkey and other miscellaneous charges in both 2025 and 2024.
(4)
In 2025, these expenses relate to charges from third-party financial institutions related to the Company’s centralized treasury program under which the Company sells certain trade accounts receivable in order to accelerate its cash collection cycle, primarily within the Consumer Packaging segment. In 2024, the income related primarily to the fair value remeasurement of an equity investment.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth the reconciliation of other segment disclosures to consolidated totals for the periods presented.

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Equity in earnings of affiliates, net of tax
Consumer Packaging	$190	$369	$309	$416
Industrial Paper Packaging	2,830	2,438	6,902	5,802
Reportable Segment Total	3,020	2,807	7,211	6,218
Adjustments	—	—	—	—
Consolidated Total	$3,020	$2,807	$7,211	$6,218

Depreciation and amortization
Consumer Packaging	$50,419	$25,576	$152,175	$75,705
Industrial Paper Packaging	29,955	28,989	88,126	86,133
Reportable Segment Total	80,374	54,565	240,301	161,838
Other(1)	51,282	20,353	142,633	62,095
Consolidated Total	$131,656	$74,918	$382,934	$223,933

(1)	Other represents depreciation and amortization expense for the All Other group of businesses and total amortization of acquisition intangibles for Sonoco, excluding discontinued operations.
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
Spartanburg
In connection with its acquisition of Tegrant in November 2011, the Company identified potential environmental contamination at a site in Spartanburg, South Carolina. At December 31, 2024, the Company’s accrual for environmental contingencies related to the Spartanburg site totaled $5,096 and was reflected in “Current liabilities of discontinued operations” on the Company’s Condensed Consolidated Balance Sheet at December 31, 2024. The Spartanburg site and related environmental liabilities were part of the sale of TFP to Toppan, which was completed on April 1, 2025.
Other environmental matters
The Company has been named as a potentially responsible party at several environmentally contaminated sites. All of the sites are also the responsibility of other parties. The potential remediation liabilities are shared with such other parties, and, in most cases, the Company’s share, if any, cannot be reasonably estimated at the current time. However, the Company does not believe that the resolution of these matters has a reasonable possibility of having a material adverse effect on the Company’s financial statements. At September 28, 2025 and December 31, 2024, the accruals for these

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

other sites totaled $1,717 and $1,933, respectively, and are included in “Accrued expenses and other payables” on the Company’s Condensed Consolidated Balance Sheets.
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

FORWARD-LOOKING STATEMENTS
Statements included in this Quarterly Report on Form 10-Q that are not historical in nature, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, Sonoco Products Company (the “Company” or “Sonoco”) and its representatives may from time to time make other oral or written statements that are also “forward-looking statements.” Words such as “aim,” “achieve,” “anticipate,” “assume,” “believe,” “can,” “commit,” “consider,” “continue,” “could,” “develop,” “estimate,” “expect,” “forecast,” “foresee,” “future,” “goal,” “guidance,” “intend,” “is designed to,” “likely,” “maintain,” “may,” “might,” “objective,” “ongoing,” “opportunity,” “outlook,” “persist,” “plan,” “position,” “possible,” “potential,” “predict,” “project,” “remain,” “seek,” “should,” “strategy,” “target,” “will,” “would,” or the negative thereof, and similar expressions identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding:
•supply chain disruptions and availability and supply of raw materials and energy, and offsetting high raw material and energy costs;
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
•the Company’s ability to improve productivity, reduce its cost structure and the effects thereof;
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
•effects and timing of, and anticipated gains and costs, of the Company’s restructuring and portfolio simplification activities, including with respect to streamlining of the Company’s organizational structure and the Company’s contemplated, pending, and completed divestitures, including the Company’s sale of its Thermoformed and Flexibles Packaging business and its global Trident business (collectively, “TFP”), and the pending sale of the Company’s ThermoSafe business (“ThermoSafe”);
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
•creation of near-term and long-term value and returns for shareholders, including through the continued payment of dividends; and
•planned stock repurchases.

SONOCO PRODUCTS COMPANY
Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management. Such information includes, without limitation, discussions as to guidance and other estimates, perceived opportunities, expectations, beliefs, plans, strategies, goals and objectives concerning our future financial and operating performance. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. Such risks, uncertainties and assumptions include, without limitation:
•ability to manage the mix of business and execute on the Company’s portfolio simplification strategy, including with respect to divestitures, such as the pending divestiture of ThermoSafe;
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
•availability, transportation and pricing of raw materials, energy and transportation, including the impact of changes in tariffs or sanctions and escalating trade wars, and the impact of war, general regional instability and other geopolitical tensions (such as the ongoing conflict between Russia and Ukraine as well as the economic sanctions related thereto, and uncertainty in the Middle East), and the Company’s ability to continue to pass raw material, energy and transportation price increases and surcharges through to customers or otherwise manage these commodity pricing risks;
•costs of labor and employment, including the cost of employee and retiree medical, health, and life insurance benefits and the impact of any work stoppages due to labor disputes;
•success of new product development, introduction and sales, including successful timing of new product or product innovation introductions, success of implementation of new manufacturing technologies and installation of manufacturing equipment, including the startup of new facilities and lines;
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
•loss of consumer or investor confidence, including as a result of public concerns about products packaged in our containers, or chemicals or substances used in raw materials or in the manufacturing process;
•ability to protect our intellectual property rights;
•changing climate and greenhouse gas effects;
•ability to meet environmental, sustainability and other similar goals;
•actions of domestic or foreign government agencies, the impact of new and evolving laws, regulations, rules and standards affecting the Company, including laws and regulations relating to packaging for food products and foods packaged therein, and increased costs of compliance;
•international, national, and local economic and market conditions and levels of unemployment;
•economic disruptions resulting from changing tariff policies and trade wars, the overall uncertainty surrounding international trade relations, war, and other geopolitical tensions (such as the ongoing military conflict between Russia and Ukraine and uncertainty in the Middle East), public health events, terrorist activities, and natural disasters, and our ability to successfully mitigate any negative impacts of such disruptions; and
•inflation and the activities and operations in highly inflationary economies.
More information about the risks, uncertainties, and assumptions that may cause actual results to differ materially from those expressed or forecasted in forward-looking statements is provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 under Item 1A - “Risk Factors” and throughout other sections of that report and in other reports filed with the Securities and Exchange Commission (“SEC”). In light of these various risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q might not occur.
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
On September 7, 2025, following the completion of the Company’s previously disclosed review of strategic alternatives for ThermoSafe, its temperature-assured packaging business, the Company entered into a definitive agreement to sell ThermoSafe to Arsenal Capital Partners, a private equity firm, for a total purchase price of up to $725 million. The purchase price consists of $650 million on a cash-free and debt-free basis payable at closing and subject to customary adjustments, and additional consideration of up to $75 million if certain performance measures for calendar year 2025 are met. The transaction is subject to customary closing conditions, including regulatory review, and is expected to be completed by the end of 2025. On a standalone basis, ThermoSafe, which is part of the All Other group of businesses, had revenue of $245 million in 2024. The pending sale of ThermoSafe represents the next step in the Company’s portfolio transformation goal of streamlining its operations from a large portfolio of diversified businesses into two core global business segments.
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
The Company is focused on improving its competitive position by further reducing its cost structure over the remainder of 2025. These cost reduction efforts include targeted restructuring activities for operations and support functions intended to enable the Company’s businesses to better leverage market capabilities and generate cash flow.
The Company believes that its simplified structure will enable greater strategic and operational focus while also helping to generate proceeds to fund deleveraging and further focus capital investments in the Company’s core Consumer Packaging and Industrial Paper Packaging businesses.

SONOCO PRODUCTS COMPANY
Global Trade Developments
Recent developments in U.S. and foreign trade policy have increased uncertainty for the global economy and the Company’s business. On March 4, 2025, the U.S. Government (the “Administration”) imposed a 25% tariff on all imports from Canada or Mexico. After imposing this tariff, the Administration allowed for the temporary exemption from the tariff for any goods that comply with the United States-Mexico-Canada Agreement (“USMCA”), which has helped mitigate the impact of the tariff on the Company’s operations in North America. On February 10, 2025, the Administration announced the expansion of Section 232 steel and aluminum tariffs (“Section 232 Tariffs”) on steel and aluminum imported into the United States, effective March 12, 2025, and the termination of the granting of new exclusions to mitigate these tariffs. As a result, imported steel and aluminum originating from most countries is currently subject to a 50% duty.
The Administration also imposed reciprocal tariffs at a baseline rate of 10%, effective April 5, 2025, and later set firmly established tariff rates for various countries at the beginning of August 2025. For the most part, these reciprocal tariffs were incremental increases over the previously established 10% temporary reciprocal tariffs. While future changes in tariff and trade policy may result in additional changes, and the exact scope of any such additional changes is not known at this time, the Company does not currently expect the current tariff environment to have a material direct effect on the Company’s profitability or cash flows over the remainder of 2025 because the Company’s manufacturing network is designed to serve local markets, reducing its exposure to cross-border disruptions and tariff-related risks. While the Company is actively working with its customers to help manage the impacts of higher input costs driven by tariffs, its business model allows for pricing adjustments when necessary. In addition, the Company believes its transformed portfolio following the Eviosys acquisition and the sale of TFP is significantly more resilient, with nearly two-thirds of the Company’s sales for the nine-month period ended September 28, 2025 coming from the Consumer Packaging segment, a segment that has historically demonstrated strong performance across economic cycles. In addition, while the Section 232 Tariffs impact input costs for the Company’s U.S.-based metal packaging and rigid paper container businesses (part of the Consumer Packaging segment), which source a portion of their steel and aluminum purchases from outside the United States, the Company intends, and has the contractual ability, to pass such increases in cost due to tariffs to its customers.
The ultimate resolution and consequences of these trade policy developments, and their effect on the Company, is uncertain and the Company will continue to monitor the Administration’s trade policy changes closely in order to adapt its strategies and to maintain competitiveness in a challenging market environment. See “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Other Recent Developments
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law in the United States. The OBBBA includes a broad range of tax reform provisions, including the extension of key provisions of the Tax Cuts and Jobs Act of 2017. While the Company is continuing to assess the potential impact of this new legislation, it currently does not expect the OBBBA to have a material impact on its results of operations.
RESULTS OF OPERATIONS
The Company’s financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). Sonoco’s management considers a variety of both GAAP and non-GAAP financial and operating measures in assessing the Company’s financial performance. The key GAAP measures used are net sales, operating profit, gross profit margin, net income attributable to Sonoco and diluted earnings per share (“EPS”). The key non-GAAP measures used are Adjusted operating profit, Adjusted net income attributable to Sonoco, Adjusted diluted EPS, Adjusted EBITDA, Segment Adjusted EBITDA and Segment Adjusted EBITDA margin. For information about the Company’s use of non-GAAP measures and reconciliations of these measures to the most directly comparable GAAP measures see “Non-GAAP Financial Measures” below.
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

SONOCO PRODUCTS COMPANY
On December 18, 2024, the Company announced that it had entered into an agreement to sell TFP to Toppan. This sale was completed on April 1, 2025. In accordance with applicable accounting guidance, the results of TFP are presented as discontinued operations in the Condensed Consolidated Statements of Income and, as such, have been excluded from both continuing operations and segment results for all periods prior to the completion of the sale presented in this Quarterly Report on Form 10-Q. Further, the Company reclassified the assets and liabilities of TFP as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets as of December 31, 2024. The Condensed Consolidated Statements of Comprehensive Income, Changes in Total Equity, and Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations. All amounts, percentages and disclosures for all periods presented in this Quarterly Report on Form 10-Q reflect only the continuing operations of Sonoco unless otherwise noted.
Third Quarter 2025 Compared with Third Quarter 2024
The following discussion provides a review of results for the three-month period ended September 28, 2025 versus the three-month period ended September 29, 2024.
Overview
Consolidated net sales for the third quarter of 2025 were $2.1 billion, a $776.5 million or 57.3% increase from the third quarter of 2024. The increase was primarily driven by $758.2 million in net sales from the Metal Packaging EMEA business following the December 2024 Eviosys acquisition, including the impact of foreign exchange rates, and $63.9 million from increased selling prices across the Industrial Paper Packaging and Consumer Packaging segments, partially offset by an overall decline in volume/mix of $39.9 million and the loss of $14.1 million in net sales related to the 2024 divestiture of two production facilities in China.
GAAP operating profit for the third quarter of 2025 was $195.0 million, an increase of 90.9% from the $102.1 million reported in the third quarter of 2024. The increase in GAAP operating profit was primarily due to a $167.5 million increase in gross profit, primarily attributable to the addition of the Metal Packaging EMEA business following the Eviosys acquisition, and the absence of a $30.0 million loss on the sale of two production facilities in China, partially offset by increased selling, general and administrative expenses of $61.1 million primarily related to the Eviosys acquisition and increased restructuring-related costs of $42.2 million. Adjusted Operating Profit for the third quarter of 2025 was $308.3 million, an increase of 77.6% from the $173.6 million reported for the same period in 2024.
GAAP net income attributable to Sonoco for the third quarter of 2025 increased to $122.9 million, or $1.23 per diluted share, compared to $50.9 million, or $0.51 per diluted share, for the third quarter of 2024. This increase was primarily due to the increase in GAAP operating profit as described above, and the decrease in GAAP net income from discontinued operations due to the sale of TFP in 2025. Adjusted net income attributable to Sonoco and Adjusted diluted EPS for the third quarter of 2025 were $191.2 million ($1.92 per diluted share), compared with $147.9 million ($1.49 per diluted share) for the same period in 2024.
Costs and Expenses
Cost of goods sold increased by $609.0 million, or 57.7%, in the third quarter of 2025 compared with the third quarter of 2024. This increase was primarily driven by additional costs attributable to the Metal Packaging EMEA business following the Eviosys acquisition. Gross profit margins decreased from 22.1% in the third quarter of 2024 to 21.9% in the third quarter of 2025.
Selling, general and administrative costs increased by $61.1 million, or 38.3%, and were 10.4% of sales in the third quarter of 2025, compared to 11.8% of sales in the third quarter of 2024. This increase reflects a $70.8 million impact from the Eviosys acquisition, partially offset by declines of $6.4 million in acquisition, integration and divestiture-related costs and $3.8 million related to divested businesses.
Restructuring/Asset impairment charges totaled $48.4 million in the third quarter of 2025, compared with $6.1 million during the same period last year. The increase was primarily related to the higher cost of restructuring actions in 2025, including restructuring projects related to Metal Packaging EMEA, part of the Consumer Packaging segment, and the closure of the Atizapán, Mexico paper mill, part of the Industrial Paper Packaging segment. Additional information regarding restructuring and asset impairment charges is provided in Note 6 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

SONOCO PRODUCTS COMPANY
Loss on divestiture of business totaled $3.0 million in the third quarter of 2025 reflecting a charge relating to the pending divestiture of ThermoSafe, part of the All Other group of businesses. Loss on divestiture of business during the third quarter of 2024 totaled $31.8 million including a loss of $30.0 million related to the sale of two production facilities in China, part of the Industrial Paper Packaging segment, and $1.8 million related to the sale of the Protective Solutions business (“Protexic”), part of the All Other group of businesses. See Note 4 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Other (expense)/income, net in the third quarter of 2025 was $(7.5) million, representing charges from third-party financial institutions related to our centralized treasury program under which the Company sells certain trade accounts receivable in order to accelerate its cash collection cycle primarily within our Consumer Packaging segment.
Net interest expense for the third quarter of 2025 increased to $56.6 million, compared with $55.1 million during the third quarter of 2024, primarily driven by the Eviosys acquisition.
The effective tax rates on GAAP income from continuing operations before income taxes and Adjusted income from continuing operations before income taxes in the third quarter of 2025 were 6.0% and 22.9%, respectively, compared with 35.2% and 21.1%, respectively, in the corresponding prior year quarter. The decrease in the GAAP effective tax rate was primarily from the recording of a deferred tax benefit on the outside basis difference related to the ThermoSafe business being classified as held for sale.
Discontinued Operations
Net income from discontinued operations totaled $19.8 million in the third quarter of 2024. The sale of TFP was completed on April 1, 2025.
Reportable Segments
The Company’s operating and reporting structure consists of two reportable segments, Consumer Packaging and Industrial Paper Packaging, with all remaining businesses reported as All Other. The following table summarizes net sales attributable to each of the Company’s segments and the All Other group of businesses for the third quarters of 2025 and 2024:

	Three Months Ended
(Dollars in thousands)	September 28, 2025	September 29, 2024	% Change
Net sales:
Consumer Packaging	$1,438,246	$662,297	117.2%
Industrial Paper Packaging	584,969	585,082	—%
Total reportable segments	2,023,215	1,247,379	62.2%
All Other	107,893	107,273	0.6%
Net sales	$2,131,108	$1,354,652	57.3%

SONOCO PRODUCTS COMPANY
The following table summarizes operating profit attributable to each of the Company’s reportable segments, the All Other group of businesses, and Corporate-related activity during the third quarters of 2025 and 2024:

	Three Months Ended
(Dollars in thousands)	September 28, 2025	September 29, 2024	% Change
Operating profit:
Consumer Packaging	$208,985	$96,295	117.0%
Industrial Paper Packaging	89,857	70,206	28.0%
Segment operating profit	298,842	166,501	79.5%
All Other	18,302	17,440	4.9%
Corporate
Restructuring/Asset impairment charges	(48,388)	(6,149)
Amortization of acquisition intangibles	(49,034)	(17,624)
Loss on divestiture of business	(3,031)	(31,770)
Acquisition, integration and divestiture-related costs	(9,318)	(15,605)
Other corporate costs	(8,804)	(10,368)
Other operating expense, net	(3,603)	(317)
Operating profit	$194,966	$102,108	90.9%
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
Segment net sales increased $775.9 million over the corresponding prior year quarter primarily as a result of $758.2 million of net sales, including the impact of foreign exchange rates, attributable to Metal Packaging EMEA following the December 2024 acquisition of Eviosys, and price increases of $37.8 million implemented to offset the effects of inflation and tariffs, partially offset by softer volumes across the segment.
Segment operating profit increased over the corresponding prior year quarter primarily due to $101.6 million of operating profit from Metal Packaging EMEA, including the impact of foreign exchange rates and favorable price/cost of $24.2 million, partially offset by soft volume/mix of $15.1 million. Segment operating profit margin was 14.5% in both the third quarter of 2025 and 2024.
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
Segment net sales remained fairly flat from the corresponding prior year quarter as volume declines of $15.2 million across the segment and the loss of $14.1 million in net sales related to the 2024 divestiture of two production facilities in China offset year-over-year price increases of $26.1 million.
Segment operating profit increased over the corresponding prior year quarter primarily due to the positive impact of price/cost of $21.2 million and strong productivity from procurement savings, production efficiencies, and fixed cost reduction initiatives, partially offset by lower volume/mix. As a result, segment operating profit margin increased to 15.4% in the third quarter of 2025 from 12.0% in the same period last year.
All Other
The primary products produced within the All Other group of businesses consist of a variety of packaging materials, including plastic, paper, foam, and various other specialty materials serving a wide variety of end markets including consumer staples, consumer discretionary, and industrial.

SONOCO PRODUCTS COMPANY
Net sales remained relatively flat from the same period of the prior year as volume gains in temperature-assured packaging were essentially offset by lower volume from industrial plastics.
All Other operating profit increased in the third quarter of 2025 compared to the same period last year as solid productivity from certain procurement savings, production efficiencies, and fixed cost reduction initiatives only partially offset lower volumes from industrial plastics and negative price/cost. As a result, operating profit margin increased to 17.0% in the third quarter of 2025 compared to 16.3% in the same period last year.
Nine Months Ended September 28, 2025 Compared with Nine Months Ended September 29, 2024
The following discussion provides a review of results for the nine-month period ended September 28, 2025 compared with the nine-month period ended September 29, 2024.
Overview
Consolidated net sales for the first nine months of 2025 were $5.8 billion, a $1.8 billion or 45.9% increase from the same period last year. The increase was driven by $1.8 billion in net sales attributable to Metal Packaging EMEA following the December 2024 Eviosys acquisition, including the impact of foreign currency exchange rates, and a $132.0 million favorable impact as a result of selling price increases across the business. These increases were partially offset by the year-over-year loss of $78.4 million in sales due to divestitures (excluding the divestiture of TFP, which is accounted for as discontinued operations) and an unfavorable impact from decline in volume/mix of $49.3 million.
GAAP operating profit for the first nine months of 2025 was $497.5 million, an increase of 83.9% from the $270.5 million reported for the first nine months of 2024. The increase in GAAP operating profit reflected a $371.1 million increase in gross profit primarily attributable to Metal Packaging EMEA following the Eviosys acquisition and the absence of $18.0 million of net losses related to divestitures, partially offset by increases of $145.4 million in selling, general and administrative expenses, including the amortization of intangible assets, and $16.6 million of restructuring costs. Adjusted operating profit for the first nine months of 2025 was $768.0 million, an increase of 72.2% from the $446.0 million reported for the same period in 2024.
GAAP net income attributable to Sonoco for the first nine months of 2025 increased to $670.8 million, or $6.74 per diluted share, compared to $206.9 million, or $2.09 per diluted share, reported for the same period of 2024. This increase reflects the increase in GAAP operating profit as described above and the gain on sale from the TFP divestiture, offset by lower sales following the completion of the TFP divestiture. Adjusted net income attributable to Sonoco and Adjusted diluted EPS for the nine-month period ended September 28, 2025 increased 20.2% to $464.1 million, or $4.66 per diluted share, from $386.1 million, or $3.89 per diluted share, in the nine-month period ended September 29, 2024.
Costs and Expenses
Cost of goods sold increased by $1.4 billion, or 46.6%, in the first nine months of 2025 compared with the first nine months of 2024. This increase was primarily driven by increased costs attributable to Metal Packaging EMEA following the Eviosys acquisition, partially offset by lower costs after the sales of the Protexic business and two production facilities in China in 2024. Gross profit margins were 21.3% for the first nine months of 2025 and 21.7% for the first nine months of 2024.
Selling, general and administrative costs for the first nine months of 2025 increased $145.4 million, or 28.9%, year over year. This increase reflected $188.5 million of higher costs attributable to Metal Packaging EMEA following the Eviosys acquisition, partially offset by $14.5 million lower costs related to divested businesses, a $13.7 million decrease in acquisition, integration and divestiture-related costs and decreased labor and consulting fees.
Restructuring/Asset impairment charges totaled $71.7 million during the first nine months of 2025, compared with $55.1 million during the same period last year. The increase was primarily related to the higher cost of restructuring actions in 2025, including Metal Packaging EMEA restructuring projects in the Consumer Packaging segment and the closure of the Atizapán, Mexico paper mill in the Industrial Paper Packaging segment. Additional information regarding restructuring and asset impairment charges is provided in Note 6 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Loss on divestiture of business of $9.3 million during the first nine months of 2025 reflected losses from the sales of the Company’s tube and core operations in Venezuela and the recycling operations in Asheville and a charge on the pending sale of ThermoSafe, partially offset by a gain from the sale of a small construction tube operation in France. Loss on divestiture of business during the first nine months of 2024 primarily resulted from the sales of two production facilities

SONOCO PRODUCTS COMPANY
in China. See Note 4 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Other expense, net during the first nine months of 2025 was $20.6 million, reflecting charges from third-party financial institutions related to our centralized treasury program under which the Company sells certain trade accounts receivable in order to accelerate its cash collection cycle primarily within our Consumer Packaging segment. Other income, net during the first nine months of 2024 reflected the $5.9 million gain upon the fair value remeasurement of one of the Company’s affiliate investments. See Note 4 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to the 2024 gain.
Non-operating pension costs decreased by $1.3 million during the first nine months year over year. The decrease is primarily due to higher expected return on plan assets and lower amortization and settlement charges, partially offset by higher interest costs during the first nine months of 2025. Additional information regarding costs of the Company’s retirement plans is provided in Note 13 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
GAAP net interest expense during the first nine months of 2025 increased to $165.5 million, compared with $107.7 million during the first nine months of 2024. The increase of $57.8 million was primarily due to higher year-over-year debt levels resulting from financing transactions related to the Eviosys acquisition.
The effective tax rates on GAAP income from continuing operations before income taxes and Adjusted income from continuing operations before income taxes in the first nine months of 2025 were 22.6% and 24.5%, respectively, compared with 25.4% and 24.2%, respectively, in the prior-year period. The decrease in the GAAP effective tax rate was primarily from the recording of a deferred tax benefit on the outside basis difference related to the ThermoSafe business being classified as held for sale.
Discontinued Operations
Net income from discontinued operations totaled $429.7 million for the first nine months of 2025, compared with $83.1 million for the first nine months of 2024. The increase in net income reflected the gain on the divestiture of TFP, partially offset by lower sales following the completion of the TFP divestiture on April 1, 2025.

SONOCO PRODUCTS COMPANY
Reportable Segments
The following table summarizes net sales attributable to each of the Company’s reportable segments, and the All Other group of businesses during the first nine months of 2025 and 2024:

	Nine Months Ended
(Dollars in thousands)	September 28, 2025	September 29, 2024	% Change
Net sales:
Consumer Packaging	$3,731,872	$1,827,018	104.3%
Industrial Paper Packaging	1,730,917	1,778,912	(2.7)%
Total reportable segments	5,462,789	3,605,930	51.5%
All Other	287,988	336,159	(14.3)%
Net sales	$5,750,777	$3,942,089	45.9%
The following table summarizes operating profit attributable to each of the Company’s reportable segments, the All Other group of businesses, and Corporate-related activity during the first nine months of 2025 and 2024:

	Nine Months Ended
(Dollars in thousands)	September 28, 2025	September 29, 2024	% Change
Operating profit:
Consumer Packaging	$510,109	$228,618	123.1%
Industrial Paper Packaging	242,212	203,008	19.3%
Segment operating profit	752,321	431,626	74.3%
All Other	43,337	48,430	(10.5)%
Corporate
Restructuring/Asset impairment charges	(71,721)	(55,122)
Amortization of acquisition intangibles	(135,188)	(52,997)
(Loss)/Gain on divestiture of business	(9,297)	(27,292)
Acquisition, integration and divestiture-related costs	(47,745)	(43,201)
Other corporate costs	(27,657)	(34,091)
Other operating income/(expense), net	(6,557)	3,138
Operating profit	$497,493	$270,491	83.9%
Consumer Packaging
Segment net sales increased 104.3% year to date compared to the prior-year period, primarily as a result of $1.8 billion of net sales, including the impact of foreign exchange rates, attributable to Metal Packaging EMEA following the December 2024 acquisition of Eviosys, a $54.1 million favorable impact from increased pricing, and a $21.1 million favorable impact from higher volume/mix during the period.
Year-to-date segment operating profit increased 123.1%, primarily due to $248.1 million of operating profit from Metal Packaging EMEA following the acquisition of Eviosys, an increase from strong price/cost initiatives of $49.0 million, and strong productivity from procurement savings, production efficiencies, and fixed cost reduction initiatives of $8.5 million, which overcame slight softness in volumes. As a result, segment operating profit margin increased to 13.7% in the first nine months of 2025 from 12.5% in the same period last year.
Industrial Paper Packaging
Segment net sales decreased year to date compared to the prior-year period primarily due to decline in volume/mix of $65.7 million, the loss of $38.3 million of net sales related to the 2024 divestiture of two production facilities in China and the unfavorable impact from foreign currency exchange rates. These declines were partially offset by a $76.7 million favorable impact from higher selling prices.
Segment operating profit increased 19.3% versus the prior-year period primarily as a result of improved price/cost trends of $51.4 million and improved productivity from procurement savings, production efficiencies and fixed cost initiatives of $19.7 million. This was partially offset by $20.5 million in lower sales due to volume declines across the segment and

SONOCO PRODUCTS COMPANY
the unfavorable impact from foreign currency exchange rates. As a result, segment operating margin increased to 14.0% in the first nine months of 2025 from 11.4% in the same period last year.
All Other
Net sales for the All Other group of businesses declined 14.3% year to date compared to the prior-year period primarily due to the sale of Protexic in 2024.
All Other operating profit declined 10.5% year to date compared to the prior-year period due to the sale of Protexic, lower volumes and negative price/cost, partially offset by higher productivity from procurement savings, production efficiencies, and fixed cost reduction initiatives. Segment operating margin increased to 15.0% in the first nine months of 2025 compared to 14.4% in the same period in 2024.

SONOCO PRODUCTS COMPANY

NON-GAAP FINANCIAL MEASURES
The Company uses certain financial performance measures, both internally and externally, that are not in conformity with GAAP (referred to as “non-GAAP financial measures”) to assess and communicate the financial performance of the Company. These “non-GAAP” financial measures, which are identified using the term “Adjusted” (for example, “Adjusted Operating Profit,” “Adjusted Net Income Attributable to Sonoco,” and “Adjusted Diluted EPS) reflect adjustments to the Company’s GAAP operating results to exclude amounts, including the associated tax effects, where applicable, relating to:
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
The Company’s management believes the exclusion of the amounts related to the above-listed items improves the period-to-period comparability and analysis of the underlying financial performance of the business. More information about the Company’s use of non-GAAP financial measures is provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, under Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Non-GAAP Financial Measures.”
In addition to the “Adjusted” results described above, the Company also uses Adjusted EBITDA, Segment Adjusted EBITDA, and Segment Adjusted EBITDA Margin. Adjusted EBITDA is defined as net income excluding the following: interest expense; interest income; provision for income taxes; depreciation and amortization expense; non-operating pension costs; net income/loss attributable to noncontrolling interests; restructuring/asset impairment charges; changes in LIFO inventory reserves; gains/losses from the divestiture of businesses and other assets; acquisition, integration and divestiture-related costs; other income; derivative gains/losses; and other non-GAAP adjustments, if any, that may arise from time to time. Segment Adjusted EBITDA is defined as segment operating profit plus depreciation and amortization expense and equity in earnings of affiliates, net of tax. Segment Adjusted EBITDA Margin is defined as Segment Adjusted EBITDA divided by segment net sales.
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

SONOCO PRODUCTS COMPANY
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
To compensate for any limitations in such non-GAAP financial measures, management believes that it is useful in evaluating the Company’s results to review both GAAP information, which includes all of the items impacting financial results, and the related non-GAAP financial measures that exclude certain elements, as described above. Further, Sonoco management does not, nor does it suggest that investors should, consider any non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. Whenever reviewing a non-GAAP financial measure, investors are encouraged to review and consider the related reconciliation to understand how it differs from the most directly comparable GAAP measure.
Quarterly Reconciliations of GAAP to Non-GAAP Financial Measures
The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures in the Company’s Condensed Consolidated Statements of Income for the three-month periods ended September 28, 2025 and September 29, 2024.
Adjusted Operating Profit, Adjusted Income from Continuing Operations Before Income Taxes, Adjusted Provision for Income Taxes, Adjusted Net Income Attributable to Sonoco, and Adjusted Diluted EPS

	For the three-month period ended September 28, 2025
Dollars in thousands, except per share data	Operating Profit	Income from Continuing Operations Before Income Taxes	Provision for Income Taxes	Net Income Attributable to Sonoco	Diluted EPS
As Reported (GAAP)	$194,966	$127,762	$7,717	$122,918	$1.23
Acquisition, integration and divestiture-related costs[1]	9,318	9,318	2,377	6,941	0.07
Amortization of acquisition intangibles	49,034	49,034	10,581	38,453	0.39
Restructuring/Asset impairment charges	48,388	48,388	11,117	37,221	0.37
Loss/(Gain) on divestiture of business[2]	3,031	3,031	27,569	(24,538)	(0.25)
Non-operating pension costs	—	3,054	631	2,423	0.02
Net losses from derivatives	2,035	2,035	502	1,533	0.02
Other adjustments[3]	1,568	1,568	(4,652)	6,220	0.07
Total adjustments	113,374	116,428	48,125	68,253	0.69
Adjusted	$308,340	$244,190	$55,842	$191,171	$1.92
Due to rounding, individual items may not sum appropriately.
1 Acquisition, integration and divestiture-related costs relate primarily to the Company’s December 2024 acquisition of Eviosys and the April 2025 divestiture of TFP.
2 Loss/(Gain) on divestiture of business includes the recognition of a deferred tax benefit on the outside basis difference related to the ThermoSafe business being classified as held for sale.
3 Other adjustments include an adjustment to deferred taxes from post-acquisition restructuring of the partitions business, provision-to-return adjustments related to the divested TFP business, and an increase in the valuation allowance on foreign tax credits.

SONOCO PRODUCTS COMPANY

	For the three-month period ended September 29, 2024
Dollars in thousands, except per share data	Operating Profit	Income from Continuing Operations Before Income Taxes	Provision for Income Taxes	Net Income Attributable to Sonoco	Diluted EPS
As Reported (GAAP)[1]	$102,108	$44,103	$15,519	$50,921	$0.51
Acquisition, integration and divestiture-related costs[2]	15,605	45,786	5,595	43,292	0.44
Changes in LIFO inventory reserves	790	790	199	591	0.01
Amortization of acquisition intangibles	17,624	17,624	4,402	17,082	0.17
Restructuring/Asset impairment charges	6,149	6,149	1,097	6,560	0.07
Loss on divestiture of business	31,770	31,770	454	31,316	0.31
Non-operating pension costs	—	2,947	738	2,209	0.02
Net gains from derivatives	(210)	(210)	(53)	(157)	—
Other adjustments	(263)	(685)	3,324	(3,928)	(0.04)
Total adjustments	71,465	104,171	15,756	96,965	0.98
Adjusted	$173,573	$148,274	$31,275	$147,886	$1.49
Due to rounding, individual items may not sum appropriately.
1 Operating profit, income from continuing operations before income taxes, and provision for income taxes exclude results related to discontinued operations of $26,023, $25,453 and $5,635, respectively.
2 Acquisition, integration and divestiture-related costs include losses on treasury lock derivative instruments and amortization of financing fees totaling $30,181 related to debt instruments associated with the financing of the Eviosys acquisition. These amortization costs are included in “Interest expense” in the Company’s Condensed Consolidated Statements of Income.
Adjusted EBITDA1

	Three Months Ended
Dollars in thousands	September 28, 2025	September 29, 2024
Net income attributable to Sonoco	$122,918	$50,921
Adjustments
Interest expense	61,243	61,643
Interest income	(4,634)	(6,014)
Provision for income taxes	7,717	21,154
Depreciation and amortization	131,656	90,646
Non-operating pension costs	3,054	2,947
Net income attributable to noncontrolling interests	147	288
Restructuring/Asset impairment charges	48,388	8,190
Changes in LIFO inventory reserves	—	790
Loss on divestiture of business	3,031	31,770
Acquisition, integration and divestiture-related costs	9,318	19,623
Net loss/(gain) from derivatives	2,035	(210)
Other non-GAAP adjustments	1,568	(273)
Adjusted EBITDA	$386,441	$281,475

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

Segment and All Other Adjusted EBITDA and Adjusted EBITDA Margin Reconciliation
For the Three Months Ended September 28, 2025
Excludes results of discontinued operations
Dollars in thousands	Consumer Packaging segment	Industrial Paper Packaging segment	All Other	Corporate	Total
Segment and Total Operating Profit	$208,985	$89,857	$18,302	$(122,178)	$194,966
Adjustments:
Depreciation and amortization[1]	50,419	29,955	2,248	49,034	131,656
Other expense[2]	—	—	—	(7,541)	(7,541)
Equity in earnings of affiliates, net of tax	190	2,830	—	—	3,020
Restructuring/Asset impairment charges[3]	—	—	—	48,388	48,388
Acquisition, integration and divestiture-related costs[4]	—	—	—	9,318	9,318
Loss on divestiture of business[5]	—	—	—	3,031	3,031
Net loss from derivatives[6]	—	—	—	2,035	2,035
Other non-GAAP adjustments	—	—	—	1,568	1,568
Segment Adjusted EBITDA	$259,594	$122,642	$20,550	$(16,345)	$386,441

Net Sales	$1,438,246	$584,969	$107,893
Segment Operating Profit Margin	14.5%	15.4%	17.0%
Segment Adjusted EBITDA Margin	18.0%	21.0%	19.0%

1 Included in Corporate is the amortization of acquisition intangibles associated with the Consumer Packaging segment of $43,397, the Industrial Paper Packaging segment of $5,485, and the All Other group of businesses of $152.
2 These expenses relate to charges from third-party financial institutions related to our centralized treasury program under which the Company sells certain trade accounts receivable in order to accelerate its cash collection cycle, primarily within the Consumer Packaging segment.
3 Included in Corporate are restructuring/asset impairment charges associated with the Consumer Packaging segment of $35,027, and the Industrial Paper Packaging segment of $11,181.
4 Included in Corporate are acquisition, integration and divestiture-related costs associated with the Consumer Packaging segment of $1,293 and the Industrial Paper Packaging segment of $97.
5 Included in Corporate is a $31 loss on the sale of a recycling facility in Asheville, North Carolina associated with the Industrial Paper Packaging segment and a $3,000 charge related to the pending divestiture of ThermoSafe, part of the All Other group of businesses.

SONOCO PRODUCTS COMPANY
6 Included in Corporate are net losses from derivatives associated with the Consumer Packaging segment of $196, the Industrial Paper Packaging segment of $1,760, and the All Other group of businesses of $79.

Segment and All Other Adjusted EBITDA and Adjusted EBITDA Margin Reconciliation
For the Three Months Ended September 29, 2024
Excludes results of discontinued operations
Dollars in thousands	Consumer Packaging segment	Industrial Paper Packaging segment	All Other	Corporate	Total
Segment and Total Operating Profit	$96,295	$70,206	$17,440	$(81,833)	$102,108
Adjustments:
Depreciation and amortization[1]	25,576	28,989	2,729	17,624	74,918
Equity in earnings of affiliates, net of tax	369	2,438	—	—	2,807
Restructuring/Asset impairment charges[2]	—	—	—	6,149	6,149
Changes in LIFO inventory reserves[3]	—	—	—	790	790
Acquisition, integration and divestiture-related costs[4]	—	—	—	15,605	15,605
Loss on divestiture of business[5]	—	—	—	31,770	31,770
Net gains from derivatives[6]	—	—	—	(210)	(210)
Other non-GAAP adjustments	—	—	—	(263)	(263)
Segment Adjusted EBITDA	$122,240	$101,633	$20,169	$(10,368)	$233,674

Net Sales	$662,297	$585,082	$107,273
Segment Operating Profit Margin	14.5%	12.0%	16.3%
Segment Adjusted EBITDA Margin	18.5%	17.4%	18.8%

1 Included in Corporate is the amortization of acquisition intangibles associated with the Consumer Packaging segment of $11,110, the Industrial Paper Packaging segment of $6,306, and the All Other group of businesses of $208.
2 Included in Corporate are restructuring/asset impairment charges associated with the Consumer Packaging segment of $2,468 and the Industrial Paper Packaging segment of $3,798.
3 Included in Corporate are changes in LIFO inventory reserves associated with the Consumer Packaging segment of $758 and the Industrial Paper Packaging segment of $32.
4 Included in Corporate are acquisition, integration and divestiture-related costs associated with the Industrial Paper Packaging segment of $4,529 and the Consumer Packaging segment of $(137).
5 Included in Corporate are losses from the divestiture of business associated with the Industrial Paper Packaging segment of $29,965 related to the sale of two production facilities in China, and the All Other group of businesses of $1,805 related to the sale of Protexic.
6 Included in Corporate are net gains from derivatives associated with the Consumer Packaging segment of $(41), the Industrial Paper Packaging segment of $(160), and the All Other group of businesses of $(9).

SONOCO PRODUCTS COMPANY

Year-to-Date Reconciliations of GAAP to Non-GAAP Financial Measures
The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures in the Company’s Condensed Consolidated Statements of Income for the nine-month periods ended September 28, 2025 and September 29, 2024.
Adjusted Operating Profit, Adjusted Income from Continuing Operations Before Income Taxes, Adjusted Provision for Income Taxes, Adjusted Net Income Attributable to Sonoco, and Adjusted Diluted EPS

	For the nine-month period ended September 28, 2025
Dollars in thousands, except per share data	Operating Profit	Income from Continuing Operations Before Income Taxes	Provision for Income Taxes	Net Income Attributable to Sonoco	Diluted EPS
As Reported (GAAP)[1]	$497,493	$302,186	$68,364	$670,770	$6.74
Acquisition, integration and divestiture-related costs[2]	47,745	47,745	11,134	46,277	0.47
Changes in LIFO inventory reserves	1,755	1,755	433	1,322	0.01
Amortization of acquisition intangibles	135,188	135,188	29,586	105,389	1.06
Restructuring/Asset impairment charges	71,721	71,721	16,514	55,109	0.55
Loss/(Gain) on divestiture of business[3]	9,297	9,297	28,455	(443,706)	(4.46)
Non-operating pension costs	—	9,157	2,190	6,967	0.07
Net losses from derivatives	1,240	1,240	306	934	0.01
Other adjustments[4]	3,562	3,562	(14,456)	21,064	0.21
Total adjustments	270,508	279,665	74,162	(206,644)	(2.08)
Adjusted	$768,001	$581,851	$142,526	$464,126	$4.66

Due to rounding, individual items may not sum appropriately.
1 Operating profit, income from continuing operations before income taxes, and provision for income taxes exclude results related to discontinued operations of $663,564, $638,752, and $209,032, respectively.
2 Acquisition, integration and divestiture-related costs relate primarily to the Company’s December 2024 acquisition of Eviosys and the April 2025 divestiture of TFP.
3 Loss/(Gain) on divestiture of business primarily consists of the gain on the sale of TFP, included in “Net income from discontinued operations” in the Company’s Condensed Consolidated Statements of Income, and the recognition of a deferred tax benefit on the outside basis difference related to the ThermoSafe business being classified as held for sale.
4 Other adjustments include discrete tax items primarily related to tax rate changes, an adjustment to deferred taxes from post-acquisition restructuring of the partitions business, provision-to-return adjustments related to the divested TFP business, and an increase in the valuation allowance on foreign tax credits.

SONOCO PRODUCTS COMPANY

	For the nine-month period ended September 29, 2024
Dollars in thousands, except per share data	Operating Profit	Income from Continuing Operations Before Income Taxes	Provision for Income Taxes	Net Income Attributable to Sonoco	Diluted EPS
As Reported (GAAP)[1]	$270,491	$158,242	$40,146	$206,909	$2.09
Acquisition, integration and divestiture-related costs[2]	43,201	73,382	12,659	64,064	0.64
Changes in LIFO inventory reserves	(197)	(197)	(49)	(148)	—
Amortization of acquisition intangibles	52,997	52,997	13,105	51,423	0.52
Restructuring/Asset impairment charges	55,122	55,122	10,938	47,260	0.48
Loss on divestiture of business	27,292	27,292	1,676	25,616	0.26
Other income, net	—	(5,867)	—	(5,867)	(0.06)
Non-operating pension costs	—	10,412	2,593	7,819	0.08
Net gains from derivatives	(3,981)	(3,981)	(1,001)	(2,980)	(0.03)
Other adjustments[3]	1,040	1,040	8,959	(7,961)	(0.09)
Total adjustments	175,474	210,200	48,880	179,226	1.80
Adjusted	$445,965	$368,442	$89,026	$386,135	$3.89

Due to rounding, individual items may not sum appropriately.
1 Operating profit, income from continuing operations before income taxes, and provision for income taxes exclude results related to discontinued operations of $110,465, $108,794, and $25,675, respectively.
2 Acquisition, integration and divestiture related costs include losses on treasury lock derivative instruments and amortization of financing fees totaling $30,181 related to debt instruments associated with the financing of the Eviosys acquisition. These amortization costs are included in “Interest expense” in the Company’s Condensed Consolidated Statements of Income.
3 Other adjustments include discrete tax items primarily related to a $10,070 adjustment to deferred taxes from the post-acquisition restructuring of the partitions business.

SONOCO PRODUCTS COMPANY
Adjusted EBITDA1

	Nine Months Ended
Dollars in thousands	September 28, 2025	September 29, 2024
Net income attributable to Sonoco	$670,770	$206,909
Adjustments
Interest expense	206,548	122,503
Interest income	(16,385)	(13,127)
Provision for income taxes	277,396	65,821
Depreciation and amortization	382,623	270,691
Non-operating pension costs	9,157	10,412
Net (loss)/income attributable to noncontrolling interests	(17)	524
Restructuring/Asset impairment charges	72,147	59,058
Changes in LIFO inventory reserves	1,755	(197)
(Gain)/Loss on divestiture of business	(616,476)	27,292
Acquisition, integration and divestiture-related costs	60,421	47,553
Other income, net	—	(5,867)
Net loss/(gain) from derivatives	1,240	(3,981)
Other non-GAAP adjustments	2,949	851
Adjusted EBITDA	$1,052,128	$788,442

1Adjusted EBITDA is calculated on a total Company basis, including both continuing operations and discontinued operations.
The following tables reconcile segment operating profit, the closest GAAP measure of profitability, to Segment Adjusted EBITDA.

Segment and All Other Adjusted EBITDA and Adjusted EBITDA Margin Reconciliation
For the Nine Months Ended September 28, 2025
Dollars in thousands	Consumer Packaging segment	Industrial Paper Packaging segment	All Other	Corporate	Total
Segment and Total Operating Profit	$510,109	$242,212	$43,337	$(298,165)	$497,493
Adjustments:
Depreciation and amortization[1]	152,175	88,126	7,445	135,188	382,934
Other expense[2]	—	—	—	(20,617)	(20,617)
Equity in earnings of affiliates, net of tax	309	6,902	—	—	7,211
Restructuring/Asset impairment charges[3]	—	—	—	71,721	71,721
Changes in LIFO inventory reserves[4]	—	—	—	1,755	1,755
Acquisition, integration and divestiture-related costs[5]	—	—	—	47,745	47,745
Loss on divestiture of business[6]	—	—	—	9,297	9,297
Net loss from derivatives[7]	—	—	—	1,240	1,240
Other non-GAAP adjustments	—	—	—	3,562	3,562
Segment Adjusted EBITDA	$662,593	$337,240	$50,782	$(48,274)	$1,002,341

Net Sales	$3,731,872	$1,730,917	$287,988
Segment Operating Profit Margin	13.7%	14.0%	15.0%
Segment Adjusted EBITDA Margin	17.8%	19.5%	17.6%

SONOCO PRODUCTS COMPANY
1 Included in Corporate is the amortization of acquisition intangibles associated with the Consumer Packaging segment of $118,232, the Industrial Paper Packaging segment of $16,405, and the All Other group of businesses of $551.
2 These expenses relate to charges from third-party financial institutions related to our centralized treasury program under which the Company sells certain trade accounts receivable in order to accelerate its cash collection cycle primarily within the Consumer Packaging segment.
3 Included in Corporate are restructuring/asset impairment charges/(income) associated with the Consumer Packaging segment of $37,736, the Industrial Paper Packaging segment of $31,944, and income associated with the All Other group of businesses of $(27).
4 Included in Corporate are changes in LIFO inventory reserves associated with the Consumer Packaging segment of $1,755.
5 Included in Corporate are acquisition, integration and divestiture-related costs associated with the Consumer Packaging segment of $22,502 and the Industrial Paper Packaging segment of $528.
6 Included in Corporate are net losses on the divestiture of businesses associated with the Industrial Paper Packaging segment of $6,297, including losses of $5,390 related to the sale of the Company’s operations in Venezuela and $2,114 from the sale of a recycling facility in Asheville, North Carolina, partially offset by a gain of $(1,207) from the sale of a production facility in France and a charge associated with the All Other group of businesses of $3,000 related to the pending divestiture of ThermoSafe.
7 Included in Corporate are net losses from derivatives associated with the Consumer Packaging segment of $120, the Industrial Paper Packaging segment of $1,072, and the All Other group of businesses of $48.

Segment and All Other Adjusted EBITDA and Adjusted EBITDA Margin Reconciliation
For the Nine Months Ended September 29, 2024
Dollars in thousands	Consumer Packaging segment	Industrial Paper Packaging segment	All Other	Corporate	Total
Segment and Total Operating Profit	$228,618	$203,008	$48,430	$(209,565)	$270,491
Adjustments:
Depreciation and amortization[1]	75,705	86,133	9,098	52,997	223,933
Equity in earnings of affiliates, net of tax	416	5,802	—	—	6,218
Restructuring/Asset impairment charges[2]	—	—	—	55,122	55,122
Changes in LIFO inventory reserves[3]	—	—	—	(197)	(197)
Acquisition, integration and divestiture-related costs[4]	—	—	—	43,201	43,201
Loss on divestiture of business[5]	—	—	—	27,292	27,292
Net gains from derivatives[6]	—	—	—	(3,981)	(3,981)
Other non-GAAP adjustments	—	—	—	1,040	1,040
Segment Adjusted EBITDA	$304,739	$294,943	$57,528	$(34,091)	$623,119

Net Sales	$1,827,018	$1,778,912	$336,159
Segment Operating Profit Margin	12.5%	11.4%	14.4%
Segment Adjusted EBITDA Margin	16.7%	16.6%	17.1%

1 Included in Corporate is the amortization of acquisition intangibles associated with the Consumer Packaging segment of $33,209, the Industrial Paper Packaging segment of $19,168, and the All Other group of businesses of $620.
2 Included in Corporate are restructuring/asset impairment charges associated with the Consumer Packaging segment of $16,661, the Industrial Paper Packaging segment of $34,138, and the All Other group of businesses of $1,362.
3 Included in Corporate are changes in LIFO inventory reserves associated with the Consumer Packaging segment of $388 and the Industrial Paper Packaging segment of $(585).
4 Included in Corporate are acquisition, integration and divestiture-related costs associated with the Consumer Packaging segment of $144 and the Industrial Paper Packaging segment of $3,658.
5 Included in Corporate are net losses from the divestiture of businesses within the Industrial Paper Packaging segment of $28,715, including a loss of $29,965 from the sale of two production facilities in China, partially offset by a gain of

SONOCO PRODUCTS COMPANY
$(1,250) from the sale of the S3 business, and a gain on divestiture of businesses associated with the the All Other group of businesses of $(1,423) related to the sale of Protexic.
6 Included in Corporate are net gains from derivatives associated with the Consumer Packaging segment of $(624), the Industrial Paper Packaging segment of $(2,628), and the All Other group of businesses of $(729).

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Operating activities provided cash of $276.9 million and $437.6 million in the first nine months of 2025 and 2024, respectively, a year-over-year decrease of $160.7 million. GAAP net income increased by $463.3 million year over year, primarily as a result of the gain on the divestiture of TFP, partially offset by higher depreciation and amortization. Net working capital used $299.7 million of cash in the first nine months of 2025, while using $115.8 million in the same period of 2024, for a year-over-year decrease in operating cash flow of $183.8 million. Accounts receivable used $37.5 million less cash during the first nine months of 2025 than in the same period of 2024 as a result of a changing mix in customer payment terms and strong focus on cash management. Inventory used cash of $108.5 million in the first nine months of 2025, while using $6.7 million in the same period of 2024 due to higher overall inventory levels, mainly in tinplate steel, reflecting the impacts of both inflation and seasonality. Accounts payable used cash of $46.1 million in the first nine months of 2025 and provided cash of $73.5 million in the same period of 2024 due to timing of purchases and scheduled payments. The Company has continued to actively manage inventories and review payment terms with customers and suppliers to address risk and balance economic benefit. Changes in accrued expenses and other assets and liabilities used $44.8 million of cash in the first nine months of 2025 and provided $43.6 million of cash in the same period of 2024, for a higher year-over-year use of cash of $88.5 million. The primary drivers contributing to the change include higher year-over-year payments related to management incentive compensation of $28.9 million, interest of $26.1 million, and acquisition/divestiture-related costs of $27.2 million. Additionally, prepaid expenses provided $31.1 million of cash in 2025 and used $38.9 million of cash in 2024, reflecting lower advance payments year over year for steel purchases from China. Income taxes payable provided $192.1 million of cash in 2025, compared to $23.3 million in 2024, primarily due to the deferral of payments on the gain from the sale of the TFP business. One-half of the related tax payments will be made in the fourth quarter of 2025 and the remainder in the first quarter of 2026.
Investing activities provided $1,584.3 million of cash in the first nine months of 2025, compared with using $178.1 million of cash in the same period of 2024. The higher year-over-year provision of cash of $1,762.4 million was primarily the result of the sale of the Company’s TFP business on April 1, 2025 for which the Company received net cash proceeds totaling $1,807.5 million, and a final working capital settlement of $16.5 million related to the December 2024 acquisition of Eviosys. Proceeds from sale of businesses in the first nine months of 2024 were $81.2 million, primarily from the sale of Protexic. Capital expenditures during the first nine months of 2025 totaled $253.4 million, a $17.9 million decrease from the prior year. Investing cash flows in the first nine months of 2024 also reflect the Company’s $10.0 million investment in a small South Carolina-based designer and manufacturer of sustainable protective packaging solutions. Additionally, proceeds from the settlement of a net investment hedge provided $9.1 million of cash in the first nine months of 2024.
Financing activities used $2,090.3 million of cash in the first nine months of 2025 and provided $1,529.5 million of cash in the same period of 2024. The use of cash during the first nine months of 2025 reflected net debt repayments totaling $1,938.4 million, including the repayment upon maturity of the $400 million aggregate principal amount of the Company’s 1.800% notes due February 2025, largely funded by commercial paper borrowings, and the April 2025 repayment of the outstanding $1,500 million principal amount of borrowings under its 364-day term loan facility and a portion of its outstanding commercial paper borrowings using cash proceeds from the sale of TFP. Net debt proceeds in the first nine months of 2024 were $1,714.1 million, including $1,779.9 million of net proceeds from the issuance of senior unsecured notes in September 2024 to fund a portion of the cash consideration for the Eviosys acquisition. These proceeds were partially offset by $74.5 million of principal repayments on the Company’s syndicated term loan during the first nine months of 2024. Other financing costs in the first nine months of 2024 included $19.0 million in fees related to a 364-day senior unsecured bridge term loan facility obtained in June 2024 in connection with the Eviosys acquisition. Cash used to pay dividends increased by $3.4 million year over year, reflecting the increase in the quarterly dividend payment from $0.52 per share to $0.53 per share approved by the Company’s Board of Directors in April 2025. Cash used to repurchase the Company’s common stock to satisfy employee tax withholding obligations in association with the exercise of certain share-based compensation awards was $10.6 million in the nine-month period ended September 28, 2025, compared to $9.2 million in the corresponding prior-year period.

SONOCO PRODUCTS COMPANY
During the nine-month period ended September 28, 2025, the Company reported a net increase in cash and cash equivalents of $31.9 million due to currency translation adjustments resulting from a weaker U.S. dollar relative to the majority of the foreign currencies in which the Company’s cash and cash equivalents were held.
The Company’s cash balances are held in numerous locations throughout the world. At September 28, 2025 and December 31, 2024, approximately $186.5 million and $190.1 million, respectively, of the Company’s reported cash and cash equivalents balances of $244.9 million and $431.0 million, respectively, were held outside of the United States by its foreign subsidiaries. Cash held outside of the United States is available to meet local liquidity needs or for capital expenditures, acquisitions, and other offshore growth opportunities.
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
The Company maintains a revolving credit facility with total commitments of $1.25 billion and a maturity date of May 3, 2029. The Company’s $1.25 billion commercial paper program is supported by the revolving credit facility. At September 28, 2025, the Company had $90.0 million in commercial paper balances outstanding; accordingly, the committed capacity available for drawdown under its revolving credit facility at September 28, 2025 was $1.16 billion. The Company has the contractual right to draw funds directly on the underlying revolving credit facility, which could possibly occur if there were a disruption in the commercial paper market.
On February 3, 2025, the Company repaid the $400 million aggregate principal amount of its 1.800% notes due February 2025 upon maturity using proceeds from the issuance of commercial paper.
On April 3, 2025, the Company repaid the outstanding $1.50 billion principal amount of borrowings under its 364-day term loan facility using a portion of the cash proceeds from the sale of TFP.
The outstanding $700 million principal amount of borrowings under the term loan due December 2026 will become payable upon completion of the ThermoSafe divestiture. Accordingly, the net obligation of $699.1 million has been classified as “Notes payable and current portion of long-term debt” in the Company’s Condensed Consolidated Balance Sheets.
At September 28, 2025, the Company had scheduled debt maturities of approximately $1.369 billion over the next twelve months. The Company believes that cash and cash equivalents on hand, expected net cash flows generated from operating and investing activities, available capacity under the Company’s increased borrowing arrangements, and proceeds from the pending ThermoSafe divestiture, will provide sufficient liquidity to cover the remaining debt maturities and other cash flow needs of the Company over the next twelve months and beyond.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenants currently require the Company to maintain a minimum level of interest coverage and a minimum level of net worth, as defined in the agreements. As of September 28, 2025, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.
The Company continually explores strategic acquisition opportunities that may result in the use of cash. Given the nature of the acquisition process, the timing and amounts of such expenditures are not always predictable. The Company expects that any additional acquisitions requiring funding in excess of cash on hand would be financed using existing credit facilities or additional borrowings.
The Company anticipates making additional contributions to its other pension and postretirement plans of approximately $6 million during the remainder of 2025, resulting in expected total contributions to these plans of approximately $23 million in 2025. Future funding requirements beyond the current year will vary depending largely on investment performance, future actuarial assumptions, and legislative actions.

SONOCO PRODUCTS COMPANY
OTHER ITEMS
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
The economy in Venezuela has been considered highly inflationary under U.S. GAAP since 2010. Accordingly, the Company considered the U.S. dollar to be the functional currency of its Venezuelan operations and used the official exchange rate when remeasuring the financial results of those operations since January 1, 2010. Economic conditions in Venezuela worsened considerably over the past several years with no indications that conditions were likely to improve in the foreseeable future. As a result, the Company sold its operations in Venezuela during the first quarter of 2025, recognizing a loss in the amount of $5.4 million, including $3.8 million of cumulative translation losses that were reclassified from accumulated other comprehensive income/(loss).
Turkey has been deemed to be a highly inflationary economy under U.S. GAAP since the first quarter of 2022. Accordingly, the Company considers the U.S. dollar to be the functional currency of its operations in Turkey and has remeasured monetary assets and liabilities denominated in Turkish lira to U.S. dollars with changes recorded through earnings. The cumulative impact of applying highly inflationary accounting to Turkey has been a pretax charge to earnings of $9.5 million ($7.3 million after tax), including $1.6 million ($1.2 million after tax) during the nine-month period ended September 28, 2025. The magnitude of future earnings impacts, however, is uncertain as such impacts are dependent upon unpredictable movements in the Turkish lira relative to the U.S. dollar. In addition to remeasurement-related charges, significant deterioration in the Turkish economy could result in the recognition of future impairment charges. However, the Company believes its exposure is limited to its net investment in Turkey, which was approximately $49 million as of September 28, 2025.
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
At September 28, 2025, the Company had derivative contracts outstanding to hedge the prices on a portion of anticipated aluminum purchases. These contracts, some of which qualify as cash flow hedges, include aluminum swaps totaling 6,916 metric tons. The total fair value of the Company’s commodity cash flow hedges netted to a gain position of $0.4 million and a gain position of $0.7 million at September 28, 2025 and December 31, 2024, respectively. The amount of the gain included in accumulated other comprehensive income/(loss) at September 28, 2025 expected to be reclassified to the income statement during the next twelve months is $0.3 million.

SONOCO PRODUCTS COMPANY
The Company routinely enters into derivative currency contracts to mitigate the risk of unfavorable fluctuations in the exchange rate on certain anticipated foreign currency cash flows. The total market value of these instruments resulted in a net gain position of $1.4 million and a net loss position of $1.8 million at September 28, 2025 and December 31, 2024, respectively. In addition, at September 28, 2025, the Company had various currency contracts outstanding to hedge the currency exposure of intercompany debt and foreign currency denominated receivables and payables. Although placed as economic hedges, the Company does not apply hedge accounting to these instruments. As such, changes in fair value are recorded directly to income and expense in the periods that they occur. The fair value of the Company’s non-designated derivatives position was a gain of $0.1 million and a loss of $2.7 million at September 28, 2025 and December 31, 2024, respectively.
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
On June 30, 2025, the Company entered into additional cross-currency swap agreements with a total notional amount of $285 million, maturing on February 1, 2027. The swaps effectively convert a portion of the Company’s fixed-rate U.S. dollar-denominated debt, including the semi-annual interest payments, to fixed-rate euro-denominated debt at the prevailing market rate at execution.
All of the Company’s cross-currency swap agreements are designated as net investment hedges for accounting purposes and have the risk management objective of managing foreign currency risk relating to net investments in certain European subsidiaries denominated in euros.
The gain or loss on the net investment hedge derivative instruments is included in the “Foreign currency translation” component of “Accumulated other comprehensive income/(loss)” until the net investment is sold, diluted, or liquidated. Net interest receivables for the cross-currency swaps totaling $9.0 million and $27.1 million for the three- and nine-month periods ended September 28, 2025 are excluded from the net investment hedge effectiveness assessment and are recorded in “Interest expense” in the Company’s Condensed Consolidated Statements of Income. The assumptions used in measuring fair value of the cross-currency swaps are considered level 2 inputs, which are based upon the Euro-to-U.S. dollar exchange rate market.
The fair value of the Company’s net investment hedges was a loss position of $202.1 million and a gain position of $11.9 million at September 28, 2025 and December 31, 2024, respectively. Foreign currency translation loss of $150.6 million (net of income taxes of $51.5 million) and gain of $8.9 million (net of income taxes of $3.0 million) were reported as components of “Accumulated other comprehensive income/(loss)” within “Foreign currency items” at September 28, 2025 and December 31, 2024, respectively.

SONOCO PRODUCTS COMPANY
The Company has an investment in preferred stock of a nonaffiliated private company that is accounted for under the measurement alternative of cost less impairment, adjusted for any qualifying observable price changes. Observable price changes would consist of Level 2 inputs based on privately negotiated transactions with the nonaffiliated company. The preferred stock balance of $21.2 million is included in “Other Assets” in the Company’s Condensed Consolidated Balance Sheet as of September 28, 2025.
During the first nine months of 2025, the U.S. dollar weakened against most of the functional currencies in which the Company’s foreign investments are held, including the euro, the British pound, the Moroccan dirham, the Polish zloty, the Mexican peso, and the Brazilian real. The impact of these changes, and the changes in the net investment hedge discussed above, resulted in a net translation gain of approximately $454 million being recorded in “Accumulated other comprehensive income/(loss)” during the nine-month period ended September 28, 2025.
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
The Company completed its most recent annual goodwill impairment testing during the third quarter of 2025. For testing purposes, the Company performed an assessment of each reporting unit using either a qualitative evaluation or a quantitative test. The qualitative evaluations involved consideration of factors such as the macroeconomic environment, the industry, the Company’s overall financial performance, the current and projected financial performance of specific reporting units, and business strategy changes. The quantitative tests, described further below, relied on management’s long-term financial projections for the reporting units and took into consideration, among other things, specific business unit risk, the countries in which the reporting units operate, and implied fair values based on comparable trading multiples.
When performing a quantitative analysis, the Company estimates the fair value of its reporting units using an equal weighting of the income and market approaches. Under the income approach, the Company uses a discounted cash flow model based on projections of future years’ operating results and associated cash flows. The Company’s assessments reflect significant management assumptions and estimates related to the Company’s forecast of sales growth, EBITDA, and discount rates, which are validated by observed comparable trading and transaction multiples based on guideline public companies under the market approach. The Company’s model discounts projected future cash flows, forecasted over a five-year period, with an estimated residual growth rate. The Company’s projections incorporate management’s estimates of the most-likely expected future results. Projected future cash flows are discounted to present value using a discount rate that management believes is appropriate for the reporting unit.
The Company’s assessments, whether qualitative or quantitative, incorporate management’s expectations for the future, including forecasted growth rates and/or margin improvements. Therefore, should there be changes in the relevant facts and circumstances and/or expectations, management’s conclusions regarding goodwill impairment may change as well.
In considering the level of uncertainty regarding the potential for goodwill impairment, management has concluded that any such impairment would, in most cases, likely be the result of adverse changes in more than one assumption. Management considers the assumptions used to be its best estimates across a range of possible outcomes based on available evidence at the time of the assessment. Other than in the Metal Packaging EMEA and Global Paper Products Asia Pacific (“APAC”) reporting units, which are discussed below, there is no specific singular event or single change in circumstances management has identified that it believes could reasonably result in a change to the expected future results in any of its reporting units significant enough to result in goodwill impairment. In the case of Metal Packaging EMEA, the lower differential between the fair value and carrying value of the reporting unit is due to the acquisition of Eviosys in December 2024, at which time the majority of assets and liabilities acquired were recorded at fair value. In management’s opinion, a change of such magnitude would more likely be the result of changes to some combination of the factors identified above, a general deterioration in competitive position, introduction of a superior technology, significant unexpected changes in customer preferences, an inability to pass through significant raw material cost increases, and other such items as identified in “Item 1A. Risk Factors” in the Company’s 2024 Annual Report on Form 10-K.
Although no reporting units failed the annual impairment test, in management’s opinion the goodwill balances of the Metal Packaging EMEA and Global Paper Products APAC reporting units are individually at risk of impairment in the near term if each reporting unit’s operation does not perform in line with management’s expectations, or if there is a negative change in the long-term financial outlook for each reporting unit or in other factors such as the particular discount rates used. Total goodwill associated with the Metal Packaging EMEA and Global Paper Products APAC reporting units was $1,361.3 million and $26.7 million, respectively, at September 28, 2025.

SONOCO PRODUCTS COMPANY
Sensitivity Analysis
In the annual goodwill impairment analysis completed during the third quarter of 2025, projected future cash flows for the Metal Packaging EMEA and Global Paper Products APAC reporting units were discounted at 12.0% and 13.0%, respectively, and their estimated fair values were determined to exceed their carrying values by approximately 3.1% and 9.0%, respectively. Based on an equal weighting of the income and market approaches.and holding other valuation assumptions constant, the discount rates for the Metal Packaging EMEA and Global Paper Products APAC reporting units would have to increase to 12.7% and 15.4%, respectively, or projected EBITDA across all future periods would have to be reduced approximately 3.0% and 8.4%, respectively, in order for the estimated fair values of the reporting units to fall below their individual carrying values.
Other Critical Accounting Estimates
See Part II, Item 7, “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Information about the Company’s exposure to market risk is discussed under Part I, Item 2 in this Quarterly Report on Form 10-Q and was disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission (“SEC”) on February 28, 2025. There have been no other material quantitative or qualitative changes in market risk exposure since the date of that filing.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision, and with the participation, of our management, including our Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation pursuant to Rule 13a-15(b) under the Exchange Act of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO concluded that such controls and procedures, as of September 28, 2025, the end of the period covered by this Quarterly Report on Form 10-Q, were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. For this purpose, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information that is required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
On December 4, 2024, we acquired Titan Holdings I B.V. (“ Eviosys”) and, as disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2024, management excluded Eviosys from our assessment of internal control over financial reporting as of December 31, 2024 as permitted by SEC rules and regulations. We are in the process of integrating Eviosys, now operated as Sonoco Metal Packaging EMEA, into Sonoco’s internal control structure during fiscal 2025. Except as it relates to the integration activities of the Metal Packaging EMEA business, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 28, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Environmental Matters
The Company has been named as a potentially responsible party (“PRP”) at several environmentally contaminated sites not owned by the Company. All of the sites are also the responsibility of other parties. The Company’s liability, if any, is shared with such other parties, but the Company’s share has not been finally determined in most cases. In some cases, the Company has cost-sharing arrangements with other PRPs with respect to a particular site. Such agreements relate to the sharing of legal defense costs or cleanup costs, or both. The Company has assumed, for purposes of estimating amounts to be accrued, that the other parties to such cost-sharing agreements will perform as agreed. It appears that final resolution of some of the sites is years away, and actual costs to be incurred for these environmental matters in future periods is likely to vary from current estimates because of the inherent uncertainties in evaluating environmental exposures. Accordingly, the ultimate cost to the Company with respect to such sites, beyond what has been accrued at September 28, 2025, cannot be determined. As of September 28, 2025 and December 31, 2024, the Company had accrued $1.7 million and $7.0 million, respectively, related to environmental contingencies. Of the total amount accrued as of December 31, 2024, $5.1 million was attributable to environmental contingencies at a site in Spartanburg, South Carolina, that was part of the Company’s Thermoformed and Flexibles Packaging business and part of the sale of TFP to Toppan completed on April 1, 2025.
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
We continue to face uncertainty with respect to trade relations between the United States and many of its trading partners. For example, in the first nine months of 2025, the U.S. government has announced, delayed, re-imposed and revised a series of broad-based, as well as country-, bloc- and sector-specific, tariffs on imports, as well as other trade policy changes. In August 2025, The U.S. government set firmly established reciprocal tariff rates for various countries that were, for the most part, incremental increases over the previously established baseline rate of 10%. Some countries have announced retaliatory actions or plans for retaliatory actions, which may continue to give rise to further escalations of trade measures by the United States and impacted countries. Such tariffs and other trade restrictions have had, and may in the future have, an adverse direct effect on our costs of products sold and margins

SONOCO PRODUCTS COMPANY
and may also have an adverse indirect effect due to reduced demand for our products or other impacts to our customers, suppliers or other business partners. Future changes in tariffs or other trade policies may result in additional changes and have further direct and indirect adverse effects on our consolidated financial condition and results of operations. The Company is continuing to monitor and evaluate the full impact of changing trade policies and regulations.
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
Tariff increases have in the past had, and we expect that such measures and any additional measures will in the future have, an adverse effect on our costs of products sold and margins, including by increasing the cost of imported raw materials, which costs we may be unable to pass on to our customers without affecting demand, and potentially disrupting supply chains, causing delays and logistical challenges. In order to mitigate the impact of these trade-related increases on our costs of products sold, we have increased, and may further increase in the future, prices in certain markets and, over the longer term, make changes in our supply chain and potentially, our global manufacturing strategy. For example, the U.S. government recently announced the expansion of Section 232 tariffs on steel and aluminum imported into the United States. As a result, imported steel and aluminum originating from most foreign countries is currently subject to a 50% duty. A portion of the steel and aluminum we purchase for our metal packaging and industrial paper packaging businesses is sourced from outside the United States, and although we generally negotiate agreements to share tariff costs with brokers from which we purchase certain raw materials and have the contractual ability to pass on cost increases due to tariffs to our customers, we may be unable to maintain such cost sharing and cost pass-on practices, and any price increases may cause our customers to find alternative suppliers and result in reduced demand for our products. If we are unable to successfully reduce or pass on these costs through price increases, adjust our supply chain without incurring significant costs, or locate alternative suppliers for raw materials or finished goods at acceptable costs or in a timely manner, our net sales, costs, and margins could be adversely affected.
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

SONOCO PRODUCTS COMPANY
Our inability to effectively manage the adverse impacts of changing U.S. and foreign trade policies could materially and adversely impact our consolidated financial condition and results of operations.

Item 5.	Other Information.
Insider Trading Arrangements
During the three months ended September 28, 2025, none of the Company’s officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement.

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

SONOCO PRODUCTS COMPANY
(Registrant)

Date:	October 29, 2025	By:	/s/ Paul Joachimczyk
Paul Joachimczyk
Chief Financial Officer
(principal financial officer)

/s/ Aditya Gandhi
Aditya Gandhi
Chief Accounting Officer
(principal accounting officer)