Form 10-K
period 2025-12-31
SONOCO PRODUCTS CO
filed 2026-02-26
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting common stock held by nonaffiliates of the registrant (based on the New York Stock Exchange closing price) on June 29, 2025, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $4,289,986,457.
As of February 13, 2026, there were 98,644,015 shares of no par value common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the annual meeting of shareholders to be held on April 15, 2026, which statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference in Part III.

SONOCO PRODUCTS COMPANY
Forward-Looking Statements
Statements included in this Annual Report on Form 10-K that are not historical in nature, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, Sonoco Products Company (the “Company” or “Sonoco”) and its representatives may from time to time make other oral or written statements that are also “forward-looking statements.” Words such as “aim,” “achieve,” “anticipate,” “assume,” “believe,” “can,” “commit,” “consider,” “continue,” “could,” “develop,” “estimate,” “expect,” “focus,” “forecast,” “foresee,” “future,” “goal,” “guidance,” “intend,” “is designed to,” “likely,” “maintain,” “may,” “might,” “objective,” “ongoing,” “opportunity,” “outlook,” “persist,” “plan,” “position,” “possible,” “potential,” “predict,” “project,” “remain,” “seek,” “should,” “strategy,” “target,” “will,” “would,” or the negative thereof, and similar expressions identify forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements regarding:
•supply chain disruptions and availability and supply of raw materials and energy, and offsetting high raw material and energy costs;
•the effects of economic downturns, changing tariffs or trade policy, inflation, volatility and other macroeconomic factors on the Company and its industry, including the Company’s ability to manage such matters and their effects on consumers and customers;
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
•effects and timing of, and anticipated costs, synergies and gains resulting from any other contemplated, pending and completed acquisitions;
•effects and timing of, and anticipated gains and costs, of the Company’s restructuring and portfolio simplification activities, including with respect to streamlining of the Company’s organizational structure and any contemplated, pending and completed divestitures, including the Company’s sale of its Thermoformed and Flexibles Packaging business and its global Trident business (collectively, “TFP”) and its ThermoSafe business (“ThermoSafe”);
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
•extent and adequacy of provisions for, environmental liabilities and the cost of compliance with environmental laws and regulations;
•the Company’s ability to achieve its sustainability goals;
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
Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management. Such information includes, without limitation, discussions as to guidance and other estimates, perceived opportunities, expectations, beliefs, plans, strategies, goals and objectives concerning our future financial and operating performance. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. Such risks, uncertainties and assumptions include, without limitation:
•ability to manage the mix of business and execute on the Company’s portfolio simplification strategy, including with respect to divestitures, such as the divestitures of TFP and ThermoSafe;
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
•availability, transportation and pricing of raw materials, energy and transportation, including the impact of changes in tariffs or sanctions and escalating trade wars, and the impact of war, general regional instability and other geopolitical tensions (such as the ongoing conflict between Russia and Ukraine as well as the economic sanctions related thereto, and uncertainty in the Middle East, the potential escalation of tensions between China and Taiwan, and the potential impact of recent events in Venezuela on Latin America), and the Company’s ability to continue to pass raw material, energy and transportation price increases and surcharges through to customers or otherwise manage these commodity pricing risks;
•costs of labor and employment, including the cost of employee and retiree medical, health, and life insurance benefits and the impact of any work stoppages due to labor disputes;
•success of new product development, introduction and sales, including successful timing of new product or product innovation introductions and success of implementation of new manufacturing technologies, installation of manufacturing equipment, the startup of new facilities and lines, and integration of artificial intelligence (“AI”) to drive productivity and efficiency;
•consumer demand for products and changing consumer preferences, including changes related to inflation, tariffs, and other macroeconomic factors, and changes in consumer attitudes toward plastic packaging;
•ability to be the low-cost global leader in customer-preferred packaging solutions within targeted segments;
2 FORM 10-K SONOCO 2025 ANNUAL REPORT

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
•changes in U.S. and foreign tariffs, tax rates, tax laws, regulations, judicial decisions and interpretations thereof, including income, sales and use, property, value added, employment, and other taxes;
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
•failure or disruptions in our information technology (“IT”) systems;
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
•economic disruptions resulting from changing tariff policies and trade wars, the overall uncertainty surrounding international trade relations, war and other geopolitical tensions (such as the ongoing military conflict between Russia and Ukraine and uncertainty in the Middle East, the potential escalation of tensions between China and Taiwan, and the potential impact of recent events in Venezuela on Latin America), public health events, terrorist activities, and natural disasters, and our ability to successfully mitigate any negative impacts of such disruptions; and
•inflation and the activities and operations in highly inflationary economies.
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
3 FORM 10-K SONOCO 2025 ANNUAL REPORT

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
Sonoco is now a multi-billion dollar global designer, developer, and manufacturer of a variety of highly engineered and sustainable packaging serving multiple end markets. As of December 31, 2025, the Company had approximately 265 locations in 37 countries, serving some of the world’s best-known brands around the globe. Sonoco is committed to creating sustainable products, services, and programs for the environment and our customers, employees, and communities that support our corporate purpose: Better Packaging. Better Life. Our goal is to bring more to packaging than just the package by offering integrated packaging solutions that help define brand personalities, create unique customer experiences, and enhance the quality of products. We seek to help our customers solve their packaging challenges by connecting insights to innovation and developing customized solutions that are tailored to the customers’ goals and objectives.
On December 4, 2024, the Company completed the acquisition of Eviosys, Europe’s leading food cans, ends and closures manufacturer, from KPS Capital Partners, LP (“KPS”), for an aggregate purchase price of approximately $3.8 billion. The transaction advanced Sonoco’s portfolio transformation strategy to simplify and realign its portfolio. The transaction, the largest in the Company’s history, expanded Sonoco’s global leadership in metal food can and aerosol packaging and facilitates Sonoco’s ability to partner with global customers and advance innovation and sustainability in metal packaging offerings. Eviosys operates under the Consumer Packaging segment as Sonoco Metal Packaging, Europe, Middle East, and Africa (“EMEA”).
The Company’s decision in December 2024 to sell TFP represented a major strategic shift in operations. Therefore, in accordance with applicable accounting guidance, the results of TFP are presented as discontinued operations in the Consolidated Statements of Income and, as such, have been excluded from both continuing operations and segment results for all periods presented in this Annual Report on Form 10-K and the assets and liabilities of TFP are classified as assets and liabilities of discontinued operations in the Consolidated Balance Sheets. The Consolidated Statements of Comprehensive Income, Changes in Total Equity, and Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations. All amounts, percentages and disclosures for all periods presented in this Annual Report on Form 10-K reflect only the continuing operations of Sonoco unless otherwise noted. On April 1, 2025, the Company completed the sale of TFP to TOPPAN Holdings Inc. (“Toppan”) for approximately $1.8 billion on a cash-free and debt-free basis and subject to customary adjustments. See Notes 1 and 2 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information.
On November 3, 2025, the Company completed the sale of ThermoSafe, its temperature-assured packaging business and part of the All Other group of businesses, to Arsenal Capital Partners (“Arsenal”), a private equity firm, for net cash consideration of $656 million paid at closing on a cash-free and debt-free basis and subject to customary adjustments. The sale of ThermoSafe substantially concluded the Company’s portfolio transformation goal of streamlining its operations from a large portfolio of diversified businesses into two core global business segments.
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
Following the sale of ThermoSafe, the Company’s industrial and specialty plastics business is the only remaining business in the All Other category. Effective January 1, 2026, this business will be reported within the Industrial Paper Packaging segment and the use of the All Other category will be discontinued.
Effective January 1, 2024, the Company began conducting its recycling operations, part of the Industrial Paper Packaging segment, as a procurement function. As a result, no recycling net sales were recorded and the margin from the Company’s recycling operations reduced “Cost of sales” in the Company’s Consolidated Statements of Income for the years ended December 31, 2025 and 2024 as these activities are no longer a part of ongoing major operations.

Consumer Packaging
The Consumer Packaging segment accounted for approximately 65%, 48%, and 45% of the Company’s consolidated net sales in the years ended December 31, 2025, 2024, and 2023, respectively. The operations in this segment consisted of approximately 102 plants throughout the world as of December 31, 2025. Products within the Consumer Packaging segment consist of rigid packaging (paper, metal, and plastic), primarily serving the consumer staples market focused on food, beverage, household, personal, and pharmaceutical products.
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
In 2025, metal cans and rigid paper containers were the Company’s largest revenue-producing groups of products and services representing approximately 45% and 20%, respectively, of the Company’s consolidated net sales. In 2024 and 2023, rigid paper containers were the Company’s largest revenue-producing group of products and services, representing 27% and 28%, respectively, of consolidated net sales.
4 FORM 10-K SONOCO 2025 ANNUAL REPORT

The Company is consolidating its global metal packaging and rigid paper containers businesses under one structure based on two geographies - Consumer Packaging, EMEA and Asia-Pacific (“APAC”) and Consumer Packaging, Americas. The Company believes the new geographically integrated structure creates a simpler and more efficient operating model that will lead to further innovation, collaboration and growth opportunities.
Industrial Paper Packaging
The Industrial Paper Packaging segment accounted for approximately 30%, 44%, and 44% of the Company’s consolidated net sales in the years ended December 31, 2025, 2024, and 2023, respectively. This segment served its markets through approximately 158 plants on five continents as of December 31, 2025. Sonoco’s paper operations provide the primary raw material for the Company’s fiber-based packaging. Sonoco uses approximately 56% of the paper it manufactures, and the remainder is sold to third parties. This vertical integration strategy was supported by 19 paper mills with 25 paper machines throughout the world as of December 31, 2025. The Company also operates 16 recycling facilities in the United States capable of recycling old corrugated containers, paper, plastics, metals, and other recyclable materials that can be processed back through the Sonoco manufacturing ecosystem. In 2025, Sonoco had the capacity to manufacture approximately 1.8 million tons of recycled paperboard per year. Products within the Industrial Paper Packaging segment consist primarily of goods produced from recycled fiber including paperboard tubes, cores, cones and cans; partitions; paper-based protective materials; and uncoated recycled paperboard for high-end applications such as folding cartons, can board, and laminated structures.
Products across this segment support multiple end markets in consumer staples (food and beverage, food distribution, household and personal products), consumer discretionary (home building, appliances, apparel, and home furnishings), and industrials (construction and building products, and industrial distribution), as well as various other end markets.
In 2025, Sonoco’s tubes and cores products were the Company’s third largest revenue-producing group of products, representing approximately 16% of the Company’s consolidated net sales in the year ended December 31, 2025. This group comprised 23% of consolidated net sales in both 2024 and 2023.
All Other
The businesses grouped as All Other accounted for approximately 5%, 8%, and 11% of the Company’s consolidated net sales in the years ended December 31, 2025, 2024 and 2023, respectively. The declining percentages reflect the divestitures of the Protective Solutions business (“Protexic”), a business that provided foam components and integrated material solutions for various industrial end markets, on April 1, 2024, and ThermoSafe, the Company’s temperature-assured packaging business, on November 3, 2025.
As of December 31, 2025, the operations in All Other consisted of approximately 5 plants in the Company’s industrial and specialty plastics business. As noted above, effective January 1, 2026, this business will be reported within the Industrial Paper Packaging segment and the use of All Other will be discontinued.
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
Raw Materials – The principal raw materials used by the Company are recovered paper, paperboard, steel, and aluminum. Raw materials are purchased from several outside sources. After a number of global supply chain challenges in the past several years, the Company considers the supply and availability of raw materials to be adequate to meet its needs.
Patents, Trademarks, and Related Contracts – Most inventions and product and process innovations are generated by Sonoco’s development, marketing, and engineering staff, and are important to the Company’s internal growth. Patents have been granted on many inventions created by Sonoco staff in the United States and in numerous other countries. Patents, trademarks, and proprietary technology are also acquired through acquisitions and business combinations. Patents and proprietary technology are managed globally by a Sonoco intellectual capital management team through the Company’s subsidiary, Sonoco Development, Inc. (“SDI”). SDI globally manages patents, trade secrets, confidentiality agreements, and license agreements. Some patents have been licensed to other manufacturers, often as part of a larger agreement, such as a toll manufacturing agreement. Sonoco also licenses patents from outside companies and universities. U.S. patents typically expire twenty years after filing, and patents on new innovations replace many of the abandoned or expired patents. A second intellectual capital subsidiary of Sonoco, SPC Resources, Inc., globally manages Sonoco’s trademarks, service marks, copyrights, and internet domain names. Most of Sonoco’s products are marketed worldwide under trademarks such as Sonoco ®, Sonotube ®, and Sonopost ®, among others. Sonoco’s registered web domain names provide information about Sonoco, including its people, products, locations, and governance. Trademarks and domain names are licensed to outside companies, utilizing quality control metrics, where appropriate.
Seasonality – Although demand for the Company’s rigid paper containers and tube and cores products is not seasonal to any significant degree, the Company’s Metal Packaging operations generally experience higher sales and operating profits during the second and third quarters of the year as demand for certain products increases during the peak of the food packaging season.
Dependence on Customers – On an aggregate basis during 2025, the five largest customers in the Consumer Packaging and Industrial Paper Packaging segments accounted for approximately 23% and 11%, respectively, of each segment’s net sales. The five largest customers in the All Other group of businesses accounted for approximately 20% of the group’s net sales.
None of the Company’s customers represented 10% or more of consolidated revenues in 2025.
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
Competition – The Company sells its products in highly competitive markets, which include paper, packaging, textile, film, food, construction, and wire and cable. All of these markets are influenced by the overall rate of economic activity, and their behavior is principally driven by supply and demand. Because we operate in highly competitive markets, we regularly bid for new and continuing business. Losses or awards of business from our largest customers, customer changes to alternative forms of packaging, and the repricing of business can have a significant effect on
5 FORM 10-K SONOCO 2025 ANNUAL REPORT

our operating results. The Company manufactures and sells many of its products globally. The Company, having operated internationally since 1923, considers its ability to serve its customers worldwide in a timely and consistent manner a competitive advantage. The Company also believes that its technological leadership, reputation for quality, and vertical integration are competitive advantages. Expansion of the Company’s product lines and global presence is driven by the rapidly changing needs of its major customers, who demand high-quality, state-of-the-art, environmentally compatible packaging, wherever they choose to do business. It is important to be a low-cost producer in order to compete effectively. The Company is focused on productivity improvements and other cost-reduction initiatives utilizing the latest in technology. Additional information regarding competition is provided in Item 1A - Risk Factors under the caption “Risks Related to Competition, Customers and Suppliers.”
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
Sustainability – Packaging plays a fundamental role in providing safe and hygienic delivery systems for food, medicines, and other essential products around the world. Since 2024, our VP-led Global Sustainability team, which leads the Company’s global sustainability programs, has been part of our Legal & Compliance department, allowing us to continue our focus on global sustainability efforts to provide our customers with a wide selection of sustainable products and support related disclosure requirements.
In partnership with our employees, we are committed to promoting sustainable practices in our business. We emphasize a culture of accountability and strive to conduct our business in a manner that is fair, ethical, and responsible to earn the trust of our employees.
Our sustainability goals include reducing greenhouse gas emissions, energy and water usage, and using life cycle assessment to measure and reduce the environmental impact of our packaging products.
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
Following the divestitures of TFP and ThermoSafe in 2025, Sonoco had approximately 22,000 full-time equivalent employees as of December 31, 2025, of which approximately 35% are located in the United States, 42% in Europe, and 23% in other geographies. The majority of our employees were historically concentrated in the United States; however, with the divestitures of TFP and ThermoSafe in 2025 and the acquisition of Eviosys in December 2024, a significant portion of our employees are now also concentrated in Europe.
We have labor unions in all regions of our operations. In North America, approximately 16.5% of our employees were represented by unions as of December 31, 2025. In Europe, many of our employees were represented by unions, work councils or other labor organizations.
We rely on the specialized qualities and talents of our employees to help us meet our strategic priorities. We have focused on attracting qualified candidates, the professional development of our employees, our promotion and compensation structure, and employee retention efforts. We believe talent acquisition remained a strength for the organization in 2025 despite challenging labor market conditions globally.
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
6 FORM 10-K SONOCO 2025 ANNUAL REPORT

We use global and local incident data, along with a strong set of leading indicators, to create program and safety improvement action plans to reduce exposures that lead to at-risk situations. Injury rates in 2025 were generally stable year over year with decreases observed in total injuries, high potential injuries and serious injuries compared to 2024. We continue to focus on preventing serious and disabling injuries across the organization and have demonstrated progress in reducing exposure to high-risk hazards within the manufacturing operations. Focused audit processes, detailed standards, executive leadership, and dedicated capital are focused on driving long-term exposure reductions, with a 97% completion rate on our annual safety improvement plans as of December 31, 2025. Our global Doing Safety Differently initiative focuses on further strengthening the culture around safety leadership and employee engagement. In addition, our Making Decisions Differently initiative, which we started in October 2023, aims to enhance employees’ ability to make better safety decisions on the manufacturing floor. This initiative has been administered to manufacturing employees globally and continues to grow as a routine part of our daily operations to identify and communicate about workplace exposures. We believe that this initiative has positively impacted our safety, quality and productivity by increasing engagement using improved decision making techniques.
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

7 FORM 10-K SONOCO 2025 ANNUAL REPORT

Information About our Executive Officers –

Name	Age	Position and Business Experience for the Past Five Years
Executive Officers
R. Howard Coker	63	Director, President and Chief Executive Officer since 2020. Previously, Senior Vice President, Global Paper and Industrial Converted Products, 2019-2020; Senior Vice President, Rigid Paper Containers and Paper/Engineered Carriers International, 2017-2018; Group Vice President, Global Rigid Paper and Closures, and Paper and Industrial Converted Products, EMEA, Asia, Australia / New Zealand, 2015-2017. Joined Sonoco in 1985. Mr. Coker is the brother-in-law of John R. Haley, Chairman of Sonoco’s Board of Directors.
Paul Joachimczyk	53
Chief Financial Officer since June 30, 2025. Previously, Senior Vice President, Chief Financial Officer and Corporate Secretary of American Woodmark Corporation, 2022-2025; Vice President, Chief Financial Officer and Corporate Secretary of American Woodmark Corporation, 2020-2022. Joined Sonoco in 2025.

Rodger D. Fuller	64
Chief Operating Officer since 2022. Retiring effective April 11, 2026. Previously, Executive Vice President, Global Industrial and Consumer, 2020-2022; Senior Vice President, Global Consumer Packaging, Display and Packaging and Protective Solutions, 2019-2020; Senior Vice President, Paper/Engineered Carriers U.S./Canada and Display and Packaging, 2017-2018. Joined Sonoco in 1985.

John M. Florence, Jr.	47
Vice President, General Counsel and Secretary since 2016. Additionally, General Counsel, Secretary, and Vice President and General Manager, Industrial Paper Packaging, North America 2025; General Counsel, Secretary, Vice President and General Manager, Converted Paper Products, North America, 2022-2025; Vice President, General Counsel, Human Resources and Secretary, 2019-2022. Corporate Vice President, General Counsel and Secretary, 2016-2019. Joined Sonoco in 2015.

Sean Cairns	55
President, Consumer Packaging, EMEA/APAC since November 2025. Previously, President, Global Rigid Paper Packaging, 2022-2025. Vice President and General Manager, Rigid Paper Products Europe, 2008-2022. Joined Sonoco in 2008.

James A. Harrell III	64
President, Global Industrial Paper Packaging Division since 2022. Previously, Vice President, Industrial Americas, Asia and Conitex, 2020-2022; Vice President Tubes & Cores, US and Canada, 2016-2020. Joined Sonoco in 1985.

Ernest D. Haynes III	53	President, Consumer Packaging, Americas since November 2025. Previously, President, Sonoco Metal Packaging Division, 2022-2025. Vice President, Rigid Paper Containers, North America, 2021-2022; Division Vice President and General Manager of Rigid Paper and Containers, North America, 2018-2021. Division Vice President and General Manager of Tubes and Cores, U.S. and Canada, 2015-2018. Joined Sonoco in 1997.
Jerry A. Cheatham	63
Vice President, Corporate FP&A since July 2025. Previously, Interim Chief Financial Officer, January 2025 - June 2025; Vice President, Global Finance, Industrial Paper Packaging 2022-2025; Staff Vice President of Finance, Industrial North America, 2019-2022; Director of Finance - Global Tubes and Cores, 2015-2022. Joined Sonoco in 1988.

Andrea B. White	51
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

Adam Wood	57	Vice President, Paper Products-Europe since 2022. Previously, Vice President, Paper and Industrial Converted Products, EMEA, Australia and New Zealand, 2015-2022. Joined Sonoco in 2003.

8 FORM 10-K SONOCO 2025 ANNUAL REPORT

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
We have operations throughout North and South America, Europe, Australia and Asia, with approximately 265 owned and leased facilities in 37 countries as of December 31, 2025. In 2025, approximately 52% of consolidated sales came from operations outside of the United States, reflecting the significant expansion of our international operations with the December 2024 acquisition of Eviosys. Management of global operations is extremely complex, and operations in foreign countries are subject to local statutory and regulatory requirements, differing legal environments, and other additional risks that may not exist, or be as significant, in the United States. These additional risks, which can vary substantially by country and by region, can adversely affect our business operations and financial results, and include, without limitation:
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
•changes to multilateral conventions, treaties, tariffs and trade measures or other arrangements between or among sovereign nations;
•compliance with and changes in applicable foreign laws and regulations, including with respect to data privacy, AI, consumer protection, environmental and antitrust matters;
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
•the potential for nationalization or expropriation of our enterprises or facilities without appropriate compensation; and
•political, social, legal and economic instability, civil unrest, war, expansion of same and other geopolitical tensions (such as the ongoing conflict between Russia and Ukraine and uncertainty in the Middle East, the potential escalation of tensions between China and Taiwan, and the potential impact of recent events in Venezuela on Latin America), catastrophic events, acts of terrorism, and health emergencies or widespread outbreaks of infectious diseases.
As discussed further elsewhere in this Annual Report on Form 10-K and in our other filings with the SEC, some of these risks have already affected us.
9 FORM 10-K SONOCO 2025 ANNUAL REPORT

Global economic conditions and disruptions in the credit markets could adversely affect our business, financial condition, and results of operations.
We have extensive international operations and are dependent on customers and suppliers that operate in local economies around the world. In addition, we access global credit markets as part of our capital allocation strategy. Adverse global macroeconomic conditions could adversely impact our ability to access credit, or the price at which funding could be obtained. Likewise, uncertainty about or a decline in global or regional economic conditions has in the past and could in the future have a significant impact on the financial stability of our suppliers and customers, and has and can in the future adversely impact demand for our products. For example, during the COVID-19 pandemic, we experienced adverse effects on customer stability and demand for our products. Potential effects on us include financial instability, inability to obtain credit to finance operations, and insolvency.
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
Furthermore, export control laws and economic sanctions may prohibit the shipment of certain products to, and related transactions involving, embargoed or otherwise sanctioned countries, governments and persons, and may prohibit us from engaging in certain activities in connection with such countries, governments, and persons. Despite our efforts to ensure compliance with applicable law, we cannot guarantee that a violation of export control laws or economic sanctions will not occur. A prohibited shipment, transaction, or activity could have adverse consequences, including government investigations, inquiries, or subpoenas, penalties, fines, civil and criminal sanctions, and reputational harm. Any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons, activities, or technologies targeted by such regulations, could decrease our ability to export or sell our products internationally. Any limitation on our ability to export or sell our products could adversely affect our business. For example, in 2022, following Russia’s invasion of Ukraine and the imposition of economic sanctions against Russia by the United States and other countries, we finalized the exit from our operations in Russia, which consisted of two small manufacturing operations, and incurred asset impairment charges as a result of our exit. We also ceased sourcing from Russian suppliers. As part of the Eviosys acquisition in December 2024, we acquired certain existing operations in Russia. These operations carry a heightened risk from an export controls and sanctions perspective, including export control restrictions and restrictions concerning transactions involving sanctioned persons and the provision of certain services and investments. These export controls and sanctions may impair our ability to leverage these Russian operations. We expect that continuing to operate in Russia in compliance with applicable U.S., EU, UK, and other laws and regulations will require us to expend substantial resources and devote significant management attention. Any failure to comply with applicable requirements could expose us to significant penalties, expenses incurred relating to government investigations, inquiries, or subpoenas, and reputational harm. Although we have policies and procedures in place to promote compliance with such laws, there can be no assurance that they will be followed at all times or effectively detect and prevent all violations of export control laws and economic sanctions in connection with these operations in Russia. U.S., EU, UK, and other economic sanctions, export controls and related laws and regulations may increase and make continuing such Russia operations impracticable or impossible. Further, the Russian government has recently seized the assets of several Western companies, including metal can manufacturers, placing them under state control, or “temporary administration,” and Russia or another country could take similar actions in the future. Our operations in Russia accounted for approximately 1% of the Company’s net sales in 2025 and approximately 0.5% of the Company’s total assets at December 31, 2025.
Export control laws and economic sanctions may also have an indirect adverse effect on our business. For example, some of our customers previously exported their products to Russia, and any reduction in demand for such customers’ products could in turn reduce demand for our products. Economic sanctions against Russia have also contributed to adverse changes in the global price and availability of natural gas, raw materials and finished goods, which could reduce our sales and earnings or otherwise have an adverse effect on our operations. Any future additional export controls or sanctions imposed by the US, the UK, the EU, or other countries could further exacerbate these effects.
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
We continue to face uncertainty with respect to trade relations between the United States and many of its trading partners. For example, during 2025, the U.S. government announced, delayed, re-imposed and revised a series of broad-based, as well as country-, bloc- and sector-specific, tariffs on imports, as well as other trade policy changes. In August 2025, the U.S. government set firmly established reciprocal tariff rates for various countries that were, for the most part, incremental increases over the previously established baseline rate of 10%. Some countries announced retaliatory actions or plans for retaliatory actions, which gave rise to further escalations of trade measures by the United States and impacted countries. Such tariffs and other trade restrictions, and uncertainty related thereto, have had, and may in the future have, an adverse direct effect on our costs of products sold and margins and have had, and may in the future have, an adverse indirect effect due to reduced demand for our products or other impacts to our customers, suppliers or other business partners. On February 20, 2026, the U.S. Supreme Court invalidated certain of the tariffs implemented by the U.S. government. This ruling and any future changes in tariffs or other trade policies may result in additional changes and have further direct and indirect adverse effects on our consolidated financial
10 FORM 10-K SONOCO 2025 ANNUAL REPORT

condition and results of operations. The Company is continuing to monitor and evaluate the full impact of the U.S. Supreme Court ruling and changing trade policies and regulations.
In addition, in response to the United States-Mexico-Canada Agreement (“USMCA”), other countries may change their own trade policies, including the imposition of additional tariffs and quotas, which could also adversely affect our business outside the United States. If further tariffs are imposed on a broader range of imports, further retaliatory trade measures are taken by countries in response to tariffs, or efforts are made to withdraw from or substantially modify such agreements, then we may be required to raise our prices or incur additional expenses, which may result in the loss of customers and harm our sales, earnings, business, financial condition, and results of operations. Furthermore, the duty preferential treatment for goods that qualify for the USMCA was temporarily exempted from the United States 25% tariff on Mexican and Canadian goods, and although Canada imposed retaliatory tariffs on goods coming from the United States that did not originally exempt USMCA-qualified goods, Canada lifted many of its retaliatory tariffs in September 2025, apart from those on steel, aluminum, and autos. Some of the enumerated goods subject to these tariffs include products and materials shipped to Sonoco’s plants in Canada, and the Company may be unable to claim end-use exemptions to mitigate the impact of such tariffs. These or any future retaliatory measures, the removal of the exemption by the United States, or other changes to the USMCA or other trade arrangements, could impact our operations by increasing the cost of imported raw materials and finished goods from Canada and Mexico.
Tariff increases have in the past had, and we expect that such measures and any additional measures will in the future have, an adverse effect on our costs of products sold and margins, including by increasing the cost of imported raw materials, which costs we may be unable to pass on to our customers without affecting demand, and potentially disrupting supply chains, causing delays and logistical challenges. In order to mitigate the impact of these trade-related increases on our costs of products sold, we have increased, and may further increase in the future, prices in certain markets and, over the longer term, make changes in our supply chain and potentially, our global manufacturing strategy. For example, in 2025, the U.S. government announced the expansion of Section 232 tariffs on steel and aluminum imported into the United States (“Section 232 Tariffs”). As a result, imported steel and aluminum originating from most foreign countries is currently subject to a 50% duty. A portion of the steel and aluminum we purchase for our metal packaging and industrial paper packaging businesses is sourced from outside the United States, and although we generally negotiate agreements to share tariff costs with brokers from which we purchase certain raw materials and have the contractual ability to pass on cost increases due to tariffs to our customers, we may be unable to maintain such cost sharing and cost pass-on practices, and any price increases may cause our customers to find alternative suppliers and result in reduced demand for our products. If we are unable to successfully reduce or pass on these costs through price increases, adjust our supply chain without incurring significant costs, or locate alternative suppliers for raw materials or finished goods at acceptable costs or in a timely manner, our net sales, costs, and margins could be adversely affected.
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
Fluctuations in currency exchange rates can cause, and have in the past caused, translation, transaction and other losses that can unpredictably and adversely affect our consolidated results of operations. Our reporting currency is the U.S. dollar. However, as a result of operating globally, a portion of our consolidated net sales, costs, assets, and liabilities are denominated in currencies other than the U.S. dollar. In our consolidated financial statements, we translate the local currency financial results of our foreign operations into U.S. dollars based on their respective exchange rates. Depending on the direction, changes in those rates will either increase or decrease net sales, costs, net income, and other balances reported in U.S. dollars. Our acquisition of Eviosys increased our exposure to the effects of such changes. Although we monitor our exposures and, from time to time, may use forward currency contracts to hedge certain forecasted foreign currency transactions or foreign currency denominated assets and liabilities, our hedging activities do not completely insulate us from the effects of foreign currency fluctuations and also expose us to counterparty risk of nonperformance.
11 FORM 10-K SONOCO 2025 ANNUAL REPORT

Changes in domestic and global economic conditions may have an adverse impact on our business operations and financial results.
Because of the nature of our products and services, general economic downturns in the United States and globally can adversely affect our business operations and financial results. Current global economic challenges, including inflationary pressures, supply chain disruptions, changing tariffs and other trade restrictions, currency fluctuations, geopolitical uncertainty, military conflicts, increased interest rates and recession risks, as well as the rising debt levels of the United States and other countries, are likely to continue to put pressure on the economy, and on us. For example, the U.S. Federal Reserve raised its benchmark interest rate by a total of 525 basis points during 2022 and 2023 in order to combat inflation. Although the Federal Reserve subsequently lowered rates by a total of 175 basis points during 2024 and 2025, relatively high interest rates may persist and may, among other things, reduce the availability and increase the costs of obtaining new variable rate debt and refinancing existing indebtedness, and adversely impact our financial condition and results of operations. Additionally, such increases in rates put additional pressure on consumers and the economy in general, which can in turn lead, and has in recent periods led, to reduced consumption of products incorporating our packaging. Bank failures or issues in the broader U.S. or global financial systems may have an impact on the broader capital markets and, in turn, our ability to access those markets. As evidenced in recent years, changes in fiscal and monetary policies and tightening of credit availability and financial difficulties, leading to declines in consumer and business confidence and spending, may adversely affect us, or our customers, suppliers, and distributors. When such conditions exist, customers may delay, decrease or cancel purchases from us, and may also delay payment or fail to pay us altogether. Suppliers may have difficulty filling our orders and distributors may have difficulty getting our products to market, which may affect our ability to meet customer demands, and result in loss of business. Weakened global economic conditions may also result in unfavorable changes in our product price/mix and lower profit margins. All of these factors may have a material and adverse effect on our business, results of operations, financial condition, and prospects.
Risks Related to Manufacturing Operations
Raw materials, energy and other price increases or shortages may impact our results of operations.
As a manufacturer, our sales and profitability are dependent on the availability and cost of raw materials, labor, and other inputs. Most of the raw materials we use are purchased from third parties. Principal examples are recovered paper, paperboard, steel, aluminum and plastic resins. Prices and availability of these raw materials are subject to substantial fluctuations that are beyond our control due to factors such as changing economic conditions, inflation, currency and commodity price fluctuations, tariffs, resource availability, transportation costs, weather conditions and natural disasters, war, political unrest and instability (such as the ongoing conflict between Russia and Ukraine and uncertainty in the Middle East, the potential escalation of tensions between China and Taiwan, and the potential impact of recent events in Venezuela on Latin America), and other factors impacting supply and demand pressures. Increases in costs can have an adverse effect on our business and financial results. Our performance depends, in part, on our ability to pass on cost increases to our customers by raising selling prices and to offset the impact by improving productivity. Although many of our long-term contracts and non-contractual pricing arrangements with customers permit limited price adjustments to reflect increased raw material costs, such adjustments may not occur quickly enough, or be sufficient to prevent a material and adverse effect on net income and cash flow. Furthermore, we may not be able to improve productivity or realize sufficient savings from our cost reduction initiatives to offset the impact of increased costs.
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
12 FORM 10-K SONOCO 2025 ANNUAL REPORT

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
Although we take measures to minimize the risks of disruption at our facilities, we from time to time encounter an unforeseen material operational disruption in one of our major facilities, which could adversely impact production and our financial results. Such a disruption could occur as a result of any number of events including but not limited to: political events, trade and other international disputes, war (such as the ongoing conflict between Russia and Ukraine as well as the economic sanctions related thereto, and uncertainty in the Middle East, the potential escalation of tensions between China and Taiwan, and the potential impact of recent events in Venezuela on Latin America), terrorism, industrial accidents, major equipment failure, labor stoppages, transportation failures affecting the supply and shipment of materials, disruptions at our suppliers, fire, severe weather conditions (including as a result of climate change), natural disasters and disruptions in utility services, as well as disruptions related to localized or widespread public health events (including epidemics or pandemics). These types of disruptions could materially and adversely affect our earnings to varying degrees depending upon the facility, the duration of the disruption, and our ability to shift business to another facility or find alternative sources of materials or energy. Any losses due to these events may not be covered by our existing insurance policies or may be subject to certain deductibles.
Risks Related to Acquisitions, Divestitures and Joint Ventures
We may fail to realize expected benefits from our acquisitions, which could have an adverse effect on our financial condition and results of operations.
We continually evaluate potential acquisitions and strategic investments that are significant to our business both in the United States and internationally. We have invested a substantial amount of capital in acquisitions, joint ventures, and strategic investments, including our acquisition of Eviosys in December 2024, the acquisition of a paper mill in Chattanooga, Tennessee (the “Chattanooga Mill”) and the remaining equity interest in RTS Packaging, LLC in September 2023, and the acquisition of Metal Packaging in January 2022, and we expect that we will continue to evaluate potential acquisitions, joint ventures, and strategic investments in the future. Acquisitions, joint ventures, and strategic investments involve numerous risks. As has happened from time to time in the past, acquired businesses may not achieve the expected levels of revenue, profitability or productivity, or otherwise perform as expected, and acquisitions may involve significant cash expenditures, debt incurrence, operating losses, and expenses that could have a material and adverse effect on our financial condition and results of operations. Acquisitions also involve special risks, including, without limitation, the impairment of goodwill and other intangible assets, the potential assumption of unanticipated liabilities and contingencies, and the challenges of effectively integrating acquired businesses.
Other risks and challenges associated with acquisitions include, without limitation:
•substantial costs and indebtedness associated with negotiating and completing acquisitions;
•demands on management related to increase in size of our businesses and additional responsibilities of management;
•diversion of management’s attention;
•disruptions to our ongoing businesses;
•changes to our pricing model;
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
•challenges associated with operating in new geographic regions and competitive environments;
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
13 FORM 10-K SONOCO 2025 ANNUAL REPORT

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
From time to time, we have closed higher-cost facilities, implemented reductions in force, sold non-core assets and businesses, and otherwise restructured operations, and are likely to do so again, in an effort to improve cost competitiveness and profitability and reduce leverage. For example, in 2025 we completed the divestitures of TFP and ThermoSafe, and in 2024, we completed the divestiture of Protexic. In addition, during 2024 and 2025, we permanently closed a paper mill in Mexico and a paper mill in the United States as part of our strategy to rationalize our mill network and lower operating costs, closed metal can facilities in France and Spain, and closed several other high-cost operations. As a result, restructuring and divestiture costs have been, and are expected to continue to be, a recurring component of our operating costs, the magnitude of which could vary significantly from year to year depending on the scope of such activities. Divestitures and restructuring may result, and have in the past resulted, in significant financial charges for the write-off or impairment of assets, including goodwill and other intangible assets. Furthermore, such activities may divert the attention of management, disrupt our ordinary operations, or result in a reduction in the volume of products produced and sold, and the impact of divestitures on our revenue growth may be larger than we anticipate if we experience greater dis-synergies than we expect. In addition, in cases where we seek to divest or otherwise dispose of certain facilities, operations, assets, or other components of our business, we may be unable to find buyers or alternative exit strategies on acceptable terms, in a timely manner or at all, and we may dispose of facilities, operations, assets, or other components of our business at prices or on terms that are less desirable than we had anticipated. Moreover, we may be prevented from completing dispositions as a result of our own or our counterparties’ failure to satisfy pre-closing conditions or obtain necessary regulatory or government approvals. We may also be exposed to continuing financial risks from any businesses we divest, including as a result of continuing equity ownership, guarantees, indemnities, responsibility for environmental clean-up, or other financial obligations. There is no guarantee that any such activities will achieve our goals, and if we cannot successfully manage the associated risks, our financial position and results of operations could be adversely affected.
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
We sell our products in highly competitive markets. We regularly bid for new and continuing business, and being a responsive, high-quality, low-cost producer is a key component of competing effectively. We also face competition that may be larger, more diversified, or better funded than us. These competitive advantages may enable our competition to adapt more quickly to changing customer or consumer preferences, including with respect to more sustainable products and packaging; changes brought about by public health events, supply chain constraints,
14 FORM 10-K SONOCO 2025 ANNUAL REPORT

inflationary pressures, currency fluctuations, geopolitical uncertainty, and increased interest rates; or the introduction of new products, technologies, and equipment, including advanced technologies such as AI. For example, growing use of AI by our competitors could disrupt our business model and lower the barriers to entry in the markets we serve. If our competitors invest in, develop and utilize AI tools more effectively than us to innovate and introduce go-to-market solutions more rapidly and compete more effectively on quality and price, we could lose business and the profitability of our business could be reduced. We have started to introduce certain AI capabilities via Microsoft CoPilot in our environment, and some of our business solution partners have also added AI capabilities to their tooling, but usage is still minimal. Any impact arising from the use of AI by our competitors, as well as the loss of business from our larger customers, customer changes to alternative forms of packaging, or renewal of business with less favorable terms, could have a significant and adverse effect on our results of operations.
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
15 FORM 10-K SONOCO 2025 ANNUAL REPORT

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
There has been increased focus from investors, customers, the general public, and certain governmental and nongovernmental authorities on climate change and GHG emissions. The increasing concern over climate change has resulted, and will continue to result, in transition risks such as shifting customer preferences in favor of more environmentally friendly products, which we may be unable to address, and increased regulation intended to reduce overall GHG emissions. Such rules and regulations could include, among other things, cap-and-trade programs, carbon taxes, and mandates within certain industries or activities to reduce GHG emissions. Some of our facilities are subject to these regulations, and compliance with such rules and any other regulatory responses to climate change could in the future significantly increase costs and add complexity to our operations.
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
In order to align with customer and other stakeholder expectations, we have voluntarily established and publicly disclosed our GHG reduction targets and other environmental, social and governance (“ESG”) goals and sustainability targets. These targets could prove more costly or difficult to achieve than we expect, and we may be unable to achieve these targets at an acceptable cost or at all. If we are unable to meet these targets and goals on our projected timelines or at all, whether as a result of cost, operational or technological limitations, or if such targets or our progress against them are not perceived to be sufficiently robust, our reputation, as well as our relationships with investors, customers and other stakeholders, could be harmed, which could in turn adversely affect our business, results of operations and prospects. In addition, not all of our competitors may seek to establish climate or other ESG targets and goals, or may not establish targets and goals that are comparable to ours, which could result in our competitors achieving competitive advantages through lower supply chain or operating costs, which could adversely affect our business, results of operations, financial condition and prospects.
In addition, ESG matters have recently been the subject of increased regulatory and stakeholder attention, and emerging and evolving regulatory requirements and frameworks regarding ESG matters. The changes to existing or imposition of new laws, regulatory requirements, policies, international accords or changing interpretations thereof, changes in the enforcement priorities of regulators, and differing or competing regulations and standards across the markets where we manufacture, distribute and sell our products, as well as relating to matters beyond our core products, including environmental sustainability, climate change, human capital and employment matters, has in the
16 FORM 10-K SONOCO 2025 ANNUAL REPORT

past and could continue to result in higher production and manufacturing costs, compliance costs, capital expenditures and other costs, resulting in adverse effects on our business. In addition, we expect to need to be prepared to contend with overlapping, yet distinct, climate-related disclosure requirements in multiple jurisdictions. For instance, the State of California has enacted legislation that requires greater transparency on climate-related matters, including legislation that will require large U.S. companies doing business in California to make broad-based climate-related disclosures starting as early as 2026, and other states are also considering new climate change disclosure requirements. In the European Union, the Corporate Sustainability Reporting Directive, which became effective in 2023, but is in the process of being revised, applies to both E.U. and non-E.U. in-scope entities and would require them to provide expansive disclosures on various sustainability topics. We are assessing our obligations under these laws and expect that compliance with these and other future reporting obligations could require substantial cost and effort. Collecting, measuring, and reporting ESG information and metrics can be costly, difficult, and time-consuming, are subject to evolving reporting standards and interpretive guidance, and can present numerous operational, reputational, financial, legal, and other risks. Globally, a lack of harmonization in relation to ESG legal and regulatory reform across the jurisdictions in which we operate may increase the cost and difficulty of implementing and complying with rapidly developing ESG reporting standards and requirements, and any failure to comply with such legislation and regulations could result in fines to us and could adversely affect our business, financial condition, results of operations, and cash flows.
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
We have incurred in the past, and may incur in the future, fines, penalties and legal costs relating to environmental matters, and costs relating to the damage of natural resources, lost property values and toxic tort claims. We have made expenditures to comply with environmental regulations and expect to make additional expenditures in the future. As of December 31, 2025, approximately $1.8 million was reserved for environmental liabilities. Such reserves are established when it is considered probable that we have some liability. However, because the extent of potential environmental damage, and the extent of our liability for the damage, is usually difficult to assess and may only be ascertained over a long period of time, our actual liability in such cases may end up being substantially higher than the currently reserved amount. Accordingly, additional charges could be incurred and could have a material and adverse effect on our results of operations and financial condition.
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
17 FORM 10-K SONOCO 2025 ANNUAL REPORT

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
At December 31, 2025, we had $3.7 billion of fixed-rate debt outstanding. We also operate a $1.25 billion commercial paper program, supported by a $1.25 billion revolving credit facility committed by a syndicate of banks until May 2029. We have the contractual right to draw funds directly on the underlying bank credit facility, which could possibly occur if there were a disruption in the commercial paper market. However, if these obligations were not met, we may be forced to seek more costly or cumbersome forms of credit. Should such credit be unavailable for an extended time, it would significantly affect our ability to operate our business and execute our plans. In addition, our customers may experience liquidity problems as a result of an adverse change in the economic environment, including the ability to obtain credit, that could limit their ability to purchase our products and services or satisfy their existing obligations.
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
We have incurred, and may incur in the future, significant indebtedness, including in connection with mergers or acquisitions, which may impact the manner in which we conduct business or our access to external sources of liquidity. For example, in connection with our December 2024 acquisition of Eviosys, we issued $1.8 billion aggregate principal amount of senior unsecured notes and borrowed a total of $2.2 billion through two unsecured term loan facilities. In addition to interest payments, a significant portion of our cash flow may need to be used to service our indebtedness, and, therefore, may not be available for use in our business. Although we used the net proceeds from our divestitures of TFP and ThermoSafe in 2025 to reduce our indebtedness, as required under the terms of such term loan facilities, our ability to generate cash from the sale of assets or divestitures of business in the future is limited following the simplification of our portfolio into two core global business segments. Our ability to generate cash flow is subject to general economic, financial, competitive, legislative, regulatory, and other factors that may be beyond our control. Our indebtedness could have a significant impact on us, including, but not limited to:
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
We on occasion utilize debt instruments with a variable rate of interest, including term loan facilities, under which we had outstanding indebtedness totaling $0.5 billion as of December 31, 2025. Fluctuations in interest rates can increase borrowing costs and, depending on the magnitude of variable-rate borrowings outstanding, could potentially have a material and adverse effect on our business. Other variable-rate borrowings at December 31, 2025 were approximately $0.1 billion.
18 FORM 10-K SONOCO 2025 ANNUAL REPORT

We may incur additional debt in the future, which could increase the risks associated with our leverage.
We are continually evaluating and pursuing acquisition opportunities and, as we have in the past, we may from time to time incur additional indebtedness to finance any such acquisitions and to fund any resulting increased operating needs. As new debt is added to our current debt levels, the related risks we face could increase. While we will have to effect any new financing in compliance with the agreements governing our then existing indebtedness, changes in our debt levels and or debt structure may impact our credit rating and costs to borrow, as well as constrain our future financial flexibility in the event of a deterioration in our financial operating performance or financial condition. At December 31, 2025, scheduled debt maturities in 2026 totaled approximately $0.5 billion.
Risks Related to Information Technology and Cybersecurity
We rely on our information technology, and its failure or disruption could disrupt our operations and adversely affect our business, financial condition and results of operations.
We rely on the successful and uninterrupted functioning of our information technologies to securely manage operations and various business functions, and we rely on diverse technologies to process, store and report information about our business, and to interact with customers, vendors and employees around the world. As with all large environments, our IT systems may be susceptible to damage, disruption or shutdown due to natural disaster, hardware or software failure, obsolescence, cyberattack, support infrastructure failure, user errors or malfeasance resulting in malicious or accidental destruction of information or functionality, or other catastrophic events. In addition, we may be subject to cybersecurity-related liabilities from businesses or assets that we acquire.
From time to time, we have been, and we will likely continue to be, subject to cybersecurity-related incidents.
Information system damages, disruptions, shutdowns or compromises could result in production downtimes and operational disruptions, transaction errors, loss of customers and business opportunities, legal liability, regulatory fines, penalties or intervention, reputational damage, reimbursement or compensatory payments, and other costs, any of which could have a material and adverse effect on our business, financial position and operations. Although we attempt to mitigate these risks by employing a number of administrative, physical, technical and process-based measures, including employee training, comprehensive monitoring of our networks and systems, and maintenance of backup and protective systems, our systems, networks, products, and services remain potentially vulnerable to cyber threats. Furthermore, the tactics, techniques, and procedures used by malicious actors to obtain unauthorized access to IT systems and networks change frequently and often are not recognizable until launched against a target. Accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures. It is possible that we may in the future suffer a criminal attack whereby unauthorized parties gain access to our IT networks and systems, including sensitive, confidential or proprietary data, and we may not be able to identify and respond to such an incident in a timely manner.
We have continued to explore AI use cases in our operations, but there is no guarantee that our investment in such technologies will result in improvements in productivity, efficiency, or other anticipated benefits. While we are continuing to analyze potential risks arising from our use of AI, because AI technology is highly complex and rapidly developing, we may not be able to predict all of the risks that may arise relating to our current or any future use of AI.
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
19 FORM 10-K SONOCO 2025 ANNUAL REPORT

Risks Related to Accounting, Human Resources, Financial, and Business Matters and Taxation
Changes in pension plan assets or liabilities may reduce our results of operations and shareholders’ equity.
We sponsor various defined benefit plans worldwide and had an aggregate PBO for these plans of approximately $483 million as of December 31, 2025. The difference between defined benefit plan obligations and assets (the funded status of the plans) significantly affects the net periodic benefit costs and the ongoing funding requirements of the plans. Among other factors, changes in discount rates and lower-than-expected investment returns could substantially increase our future plan funding requirements and have an adverse impact on our results of operations and cash flows. As of December 31, 2025, these plans held a total of approximately $320 million in assets consisting primarily of mutual funds and fixed income securities, funding a portion of the PBOs of the plans. If the performance of these assets does not meet our assumptions, or discount rates decline, the net underfunding of the plans may increase and we may be required to contribute additional funds to these plans, and our pension expense may increase, which could adversely affect results of operations and shareholders’ equity.
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
At December 31, 2025, the carrying value of the goodwill and intangible assets of our continuing operations was approximately $5.2 billion. We are required to evaluate our goodwill for impairment annually, or more frequently when evidence of potential impairment exists. The impairment test requires us to analyze a number of factors and make estimates that require judgment. As a result of this testing, we have in the past recognized goodwill impairment charges, and we have identified two reporting units, Metal Packaging EMEA and Global Paper Products APAC, that are currently at risk of a future impairment charge if each does not perform in line with management’s expectations, or if there is a negative change in the long-term financial outlook or in other factors such as each reporting unit’s particular discount rate used. Total goodwill associated with the Metal Packaging EMEA and Global Paper Products APAC reporting units was $1.4 billion at December 31, 2025. Future changes in the cost of capital, expected cash flows, changes in our business strategy, and external market conditions, among other factors, could require us to record an impairment charge for goodwill, which could lead to decreased assets and reduced net income. If a significant write down were required, the charge could have a material and adverse effect on our results of operations and shareholders’ equity.

20 FORM 10-K SONOCO 2025 ANNUAL REPORT

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
As a large multinational corporation, we are subject to U.S. federal, state and local, and many foreign tax laws and regulations, all of which are complex and subject to significant change and varying interpretations. Tax laws and regulations are continuously evolving with corporate tax reform, base-erosion efforts, global minimum tax, and increased transparency continuing to be high priorities in many tax jurisdictions in which we operate. For example, on July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law in the United States. The OBBBA includes a broad range of tax reform provisions and extends certain provisions of the Tax Cuts and Jobs Act of 2017. While we do not currently anticipate any material effect on our effective tax rate, financial results, or cash flows for 2026 arising from the OBBBA, any changes in tax laws or regulations, or any change in the position of taxing authorities regarding their application, administration or interpretation, could have a material adverse effect on our business, consolidated financial condition or results of our operations.
The Organisation for Economic Co-operation and Development (“OECD”) has issued the Base Erosion and Profit Shifting (“BEPS”) Pillar II rules which generally provide for multinational organizations to have a minimum effective corporate tax rate of 15% in each jurisdiction in which they operate. While it is uncertain whether the United States will enact legislation to adopt Pillar II, certain countries in which we operate have enacted legislation, and other countries have introduced legislation to implement the minimum tax directive. Many aspects of Pillar II were effective for us in 2025, with additional components becoming effective in 2026.
On January 5, 2026, the OECD announced the implementation of a side-by-side (“SbS”) system, which allows U.S.-parented multinationals to be exempt from certain components of the GMT due to having an eligible taxation system already in place under existing U.S. tax rules. The SbS system is effective for fiscal years beginning on or after January 1, 2026. As each country in which we operate evaluates their alignment with the recommendations and enacts GMT rules, the ultimate impact of any such changes on our effective tax rate remains uncertain.
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
21 FORM 10-K SONOCO 2025 ANNUAL REPORT

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
Effective internal controls are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. We are required to assess the effectiveness of our internal control over financial reporting annually, as required by Section 404 of the Sarbanes-Oxley Act. We need to maintain our processes and systems and adapt them as our business grows and changes. This continuous process of maintaining and adapting our internal controls and complying with Section 404 is expensive, time-consuming and requires significant management attention. As we grow our businesses and acquire other businesses, our internal controls will become increasingly complex and we may require significantly more resources. The integration of acquired businesses into our internal control over financial reporting has required, and will continue to require, significant time and resources from our management and other personnel and will increase our compliance costs. Additionally, maintaining effectiveness of our internal control over financial reporting is made more challenging by the fact that as of December 31, 2025, we had approximately 166 subsidiaries and joint ventures in 37 countries around the world. There is no assurance that, in the future, material weaknesses will not be identified that would cause management to change its current conclusion as to the effectiveness of our internal controls. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we could be subject to regulatory scrutiny, civil or criminal penalties or litigation. In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our financial condition, and we may be required to restate previously published financial information, which could have a material and adverse effect on our operations, investor confidence in our business and the trading prices of our securities.
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
The Company’s cybersecurity risk management program leverages the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework for identifying, assessing, and managing material risks from cybersecurity threats. This approach combines prevention and detection techniques, informed by internal and external sources, to identify and analyze potential threat activities. When a threat is identified, a cyber incident response plan outlines the Company’s procedures for containing, remediating, and recovering from the cybersecurity incident. Cybersecurity tenets are also incorporated into the Company’s technology policies.
The Company’s cybersecurity risk management program focuses on vulnerability management, access management, and user awareness training. Among other things, the Company implements scheduled patching and system updates, proactively scans for vulnerabilities, and engages qualified third-party experts to assess the Company’s IT infrastructure and identify vulnerabilities and opportunities for continued focus and improvement. When vulnerabilities are identified, the Company’s IT management team receives reports that assess each vulnerability and track progress in remediating that vulnerability. The IT management team also collaborates with supply chain management and the Company’s third party risk management program to onboard and monitor key third-party service providers to address the potential risk of cybersecurity threats through the use of such third parties. Annual cybersecurity training is mandatory for all users with access to the Company’s IT systems, and the Company conducts targeted monthly tests to promote phishing awareness. In addition to these prevention methods, the Company seeks to detect potential threats through external intelligence and monitoring solutions. External commercial or governmental agencies are also engaged to assess potential threat activity relevant to the Company where appropriate. The Company also monitors server and endpoint devices across the organization to detect signs of a cyberattack.
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
22 FORM 10-K SONOCO 2025 ANNUAL REPORT

Management Team drives the Company’s enterprise-level crisis response process, leads decisions around response strategies, coordinates resources required to execute such strategies, and oversees all cybersecurity incidents categorized as Critical and High.
Although the Company did not experience a material cybersecurity incident during the year ended December 31, 2025, the scope and impact of any future incident cannot be predicted. See “Item 1A. Risk Factors – Risks Related to Information Technology and Cybersecurity” for more information on the Company’s cybersecurity-related risks.
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
The Company’s Crisis Management Team has relevant expertise and experience to assess and remediate cyber threats. The CIO has over 18 years of experience in IT and security, and the CISO has over 30 years of IT experience and over 12 years of information security experience.
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
Item 2. Properties.
The Company’s corporate offices are owned and operated in Hartsville, South Carolina. As of December 31, 2025, there were a total of approximately 265 owned and leased facilities used by the Company in 37 countries around the world, including approximately 102 facilities in the Consumer Packaging segment, 158 in the Industrial Paper Packaging segment, and 5 in the All Other group of businesses. Approximately 51% of these facilities are located in North America, primarily the United States, 32% in EMEA, 11% in APAC, and 6% in South America.
The Company believes that its facilities have been well maintained, are generally in good condition and are suitable for the conduct of its business. The Company does not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.
Item 3. Legal Proceedings.
The Company has been named as a potentially responsible party (“PRP”) at several environmentally contaminated sites not owned by the Company. All of the sites are also the responsibility of other parties. The Company’s liability, if any, is shared with such other parties, but the Company’s share has not been finally determined in most cases. In some cases, the Company has cost-sharing agreements with other PRPs relating to the sharing of legal defense costs and cleanup costs for a particular site. The Company has assumed, for accrual purposes, that the other parties to these cost-sharing agreements will perform as agreed. Final resolution of some of the sites is years away, and actual costs to be incurred for these matters in future periods is likely to vary from current estimates because of the inherent uncertainties in evaluating environmental exposures. Accordingly, the ultimate cost to the Company with respect to such sites, beyond what has been accrued as of December 31, 2025, cannot be determined.
As of December 31, 2025 and 2024, the Company had accrued $1.8 million and $7.0 million, respectively, related to environmental contingencies. Of the total amount accrued as of December 31, 2024, $5.1 million was attributable to environmental contingencies at a site in Spartanburg, South Carolina that was part of the Company’s Thermoformed and Flexibles Packaging business and included in the sale of TFP to Toppan on April 1, 2025.
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
23 FORM 10-K SONOCO 2025 ANNUAL REPORT

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Sonoco Products Company’s (“Sonoco,” the “Company,” “we,” “us,” or “our”) common stock is traded on the New York Stock Exchange under the stock symbol “SON.” As of December 31, 2025, there were approximately 133,000 shareholder accounts. Information required by Item 201(d) of Regulation S-K can be found in Part III, Item 12 of this Annual Report on Form 10-K.
Although the ultimate determination of whether to pay dividends is within the sole discretion of the Board and is based on a variety of factors, the Company currently plans to continue paying dividends consistent with historical practice as earnings and the Company’s liquidity permit. Dividends per common share were $2.11 in 2025, $2.07 in 2024 and $2.02 in 2023. On February 11, 2026, the Company declared a regular quarterly dividend of $0.53 per common share payable on March 10, 2026, to shareholders of record on February 25, 2026.

December 31,	2020	2021	2022	2023	2024	2025
Sonoco Products Company	$100.00	$100.52	$108.88	$103.82	$94.35	$88.39
S&P 500	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
Dow Jones US Containers & Packaging	$100.00	$110.96	$91.21	$98.16	$112.83	$99.86
S&P Composite 1500 Materials	$100.00	$127.49	$113.74	$129.10	$128.67	$141.60

24 FORM 10-K SONOCO 2025 ANNUAL REPORT

Issuer purchases of equity securities

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number or Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs[1]
9/29/25 - 11/02/25	—	$—	—	$137,971,853
11/03/25 - 11/30/25	—	$—	—	$137,971,853
12/01/25 - 12/31/25	—	$—	—	$137,971,853
Total	—	$—	—	$137,971,853

In April 2021, the Board authorized the repurchase of the Company’s common stock in an aggregate amount of up to $350.0 million (the “Stock Repurchase Program”). The Stock Repurchase Program was announced on May 4, 2021 and has no expiration date. During the three months ended December 31, 2025, no shares were repurchased under the Stock Repurchase Program and no other Company stock repurchase plans or programs were outstanding, expired, or terminated. As of December 31, 2025, a total of approximately $138.0 million remained available under the Stock Repurchase Program for future share repurchases.
The Company did not make any unregistered sales of its securities during 2025.
For further information about share repurchases, see Note 19 to the Company’s Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K

Item 6. [Reserved]

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
The Company’s financial statements are prepared in conformity with U.S. GAAP. Sonoco’s management considers a variety of both GAAP and non-GAAP financial and operating measures in assessing the Company’s financial performance. The key GAAP measures used are net sales, operating profit, gross profit margin, net income attributable to Sonoco and diluted earnings per share. The key non-GAAP measures used are Adjusted operating profit, Adjusted net income attributable to Sonoco, Adjusted diluted earnings per share, and Adjusted EBITDA. For information about the Company’s use of non-GAAP measures and reconciliations of these measures to the most directly comparable GAAP measures see “Non-GAAP Financial Measures” below.
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
The MD&A in this Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2024 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Discontinued Operations
The Company’s decision in December 2024 to sell TFP represented a major strategic shift in operations. Therefore, in accordance with applicable accounting guidance, the results of TFP are presented as discontinued operations in the Consolidated Statements of Income and, as such, have been excluded from both continuing operations and segment results for all periods presented in this Annual Report on Form 10-K and the assets and liabilities of TFP are classified as assets and liabilities of discontinued operations in the Consolidated Balance Sheets. The Consolidated Statements of Comprehensive Income, Changes in Total Equity, and Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations. All amounts, percentages and disclosures for all periods presented in this Annual Report on Form 10-K reflect only the continuing operations of Sonoco unless otherwise noted. On April 1, 2025, the Company completed the sale of TFP to TOPPAN for approximately $1.8 billion on a cash-free and debt-free basis and subject to customary adjustments. See Note 2 to the Consolidated Financial Statements for additional information.
25 FORM 10-K SONOCO 2025 ANNUAL REPORT

General Overview
Sonoco is a multi-billion dollar global designer, developer, and manufacturer of a variety of highly-engineered and sustainable packaging products serving multiple end markets. As of December 31, 2025, the Company had approximately 265 locations in 37 countries, serving some of the world’s best-known brands around the globe. The Company’s operating and reporting structure consists of two reportable segments, Consumer Packaging and Industrial Paper Packaging, with all remaining businesses reported as All Other. Geographically, in 2025, approximately 48% of sales were generated in the United States, 43% in EMEA, 3% in APAC, 1% in Canada, and 5% in other regions.
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
Sonoco’s goal is to increase its long-term profitability and return capital to shareholders. Over the past several years, we have simplified our portfolio into two core global business segments, which has reduced operating complexity and improved agility. On December 4, 2024, Sonoco completed the acquisition of Eviosys, Europe’s leading food cans, ends and closures manufacturer, from KPS, for net cash consideration of approximately $3.8 billion. The transaction was designed to advance Sonoco’s portfolio transformation strategy to simplify and realign its portfolio. The transaction, the largest in the Company’s history, expanded Sonoco’s global leadership in metal food can and aerosol packaging, facilitating our ability to partner with global customers to advance innovation and sustainability in metal packaging offerings. Eviosys operates under the Consumer Packaging segment as Sonoco Metal Packaging EMEA.
Sonoco’s portfolio transformation strategy also includes significant divestitures. For example, in 2023, the Company completed the divestitures of its U.S. and Mexico Bulksak businesses, which consisted of the manufacture and distribution of flexible intermediate bulk containers, plastic and fiber pallets, and custom fit liners, and its Sonoco Sustainability Solutions (“S3”) business, which provided customized waste and recycling management programs.
In April 2024, Sonoco completed the divestiture of Protexic, which manufactured molded expanded polypropylene and expanded polystyrene foam components serving the automotive, electronics, appliances, and other markets.
On April 1, 2025, the Company completed the sale of TFP to Toppan for a selling price of approximately $1.8 billion on a cash-free and debt-free basis and subject to customary adjustments. On a standalone basis, TFP had revenue of $1.3 billion in 2024.
On November 3, 2025, the Company completed the sale of ThermoSafe to Arsenal, a private equity firm, for net cash consideration of $656 million paid at closing on a cash-free and debt-free basis and subject to customary adjustments. On a standalone basis, ThermoSafe, which was part of the All Other group of businesses, had revenue of approximately $230 million in 2025, through the date of the divestiture. The sale of ThermoSafe substantially concludes the Company’s portfolio transformation goal of streamlining its operations from a large portfolio of diversified businesses into two core global business segments.
See “Acquisitions and Divestitures—Divestitures” below for more information.
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
Effective January 1, 2024, the Company began conducting its recycling operations, part of the Industrial Paper Packaging segment, as a procurement function. As a result, no recycling net sales were recorded and the margin from the Company’s recycling operations reduced “Cost of sales” in the Company’s Consolidated Statements of Income for the year ended December 31, 2025 and 2024 as these activities are no longer a part of ongoing major operations.
In addition, the Company is consolidating its global metal packaging and rigid paper containers businesses under one structure based on two geographies - Consumer Packaging, EMEA/APAC and Consumer Packaging, Americas. The Company believes the new geographically integrated structure creates a simpler and more efficient operating model that will lead to further innovation, collaboration and growth opportunities.
Throughout 2025, the Company continued to work on commercial, operational, and supply chain excellence programs to shift the mix of its business towards higher-valued products and increase overall productivity from procurement savings, production efficiencies, and fixed cost reduction initiatives, as well as strategic pricing initiatives intended to better capture input costs and the value of the services provided. In addition, the Company continued to focus on improving its competitive position by reducing its cost structure through targeted restructuring activities for operations and support functions intended to enable the Company’s businesses to better leverage market capabilities and generate cash flow. The Company plans to continue its focus on driving significant costs savings through implementing a profitability performance plan focused on operational improvement, commercial excellence, and structural transformation in 2026.
The Company believes that its simplified structure will enable greater strategic and operational focus, help generate proceeds to fund deleveraging and further focus capital investments in the Company’s core Consumer Packaging and Industrial Paper Packaging businesses, and deliver on its strategic priorities by driving sustainable growth, further expanding margins and efficiently allocating capital, maintaining a strong balance sheet and returning capital to shareholders. By transforming into a simpler, stronger and more sustainable company, the Company believes it is positioned to grow through 2026 and beyond.
Global Trade Developments
Recent developments in U.S. and foreign trade policy have increased uncertainty for the global economy and the Company’s business. On March 4, 2025, the U.S. government imposed a 25% tariff on all imports from Canada or Mexico. After imposing this tariff, the U.S. government allowed for the temporary exemption from the tariff for any goods that comply with the USMCA, which has helped mitigate the impact of the tariff on the Company’s operations in North America. On February 10, 2025, the United States announced the expansion of Section 232 Tariffs on steel and aluminum imported into the United States, effective March 12, 2025, and the termination of the granting of new exclusions to mitigate these tariffs. As a result, imported steel and aluminum originating from most countries is currently subject to a 50% duty.
The United States also imposed reciprocal tariffs at a baseline rate of 10%, effective April 5, 2025, and later set firmly established tariff rates for various countries at the beginning of August 2025. For the most part, these reciprocal tariffs were incremental increases over the previously established 10% temporary reciprocal tariffs. On February 20, 2026, the U.S. Supreme Court invalidated certain of these tariffs. This ruling and any future changes in tariff and trade policy may result in additional changes, and the exact scope of any such additional changes is not known at this time. While the full impact of the recent changes is uncertain, the Company does not currently expect the current tariff environment to have a material direct effect on the Company’s profitability or cash flows over 2026 because the Company’s manufacturing network is designed to serve
26 FORM 10-K SONOCO 2025 ANNUAL REPORT

local markets, reducing its exposure to cross-border disruptions and tariff-related risks. While the Company is actively working with its customers to help manage the impacts of higher input costs driven by tariffs, its business model allows for pricing adjustments when necessary. In addition, the Company believes its transformed portfolio following the Eviosys acquisition and the sales of TFP and ThermoSafe is significantly more resilient, with nearly two-thirds of the Company’s sales in 2025 coming from the Consumer Packaging segment, a segment that has historically demonstrated strong performance across economic cycles. In addition, while the Section 232 Tariffs impact input costs for the Company’s U.S.-based operations with Consumer Packaging, Americas, which source a portion of their steel and aluminum purchases from outside the United States, the Company intends, and has the contractual ability, to pass such increases in cost due to tariffs to its customers.
The ultimate resolution and consequences of these trade policy developments, and their effect on the Company, is uncertain and the Company will continue to monitor trade policy changes closely in order to adapt its strategies and to maintain competitiveness in a challenging market environment. See “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
Other Recent Developments
On July 4, 2025, the OBBBA, which includes a broad range of tax reform provisions, including the extension of key provisions of the Tax Cuts and Jobs Act of 2017, was signed into law in the United States. The Company has evaluated the impact of the OBBBA as part of its 2025 results, and the effects of the legislation are reflected in its income tax provision for the calendar year 2025. The Company currently does not anticipate any material effect from the OBBBA on its effective tax rate, financial results or cash flows for 2026; however, it will continue to assess the application of the OBBBA and any related regulatory guidance as it becomes available.
Acquisitions and Divestitures
Acquisitions
No acquisitions were completed by the Company in 2025. However, as described above, on December 4, 2024, the Company completed the acquisition of all issued and outstanding equity interests in Eviosys from an affiliate of KPS for net cash consideration of approximately $3.8 billion, net of a final working capital settlement for which the Company received $16.5 million during the second quarter of 2025. Eviosys, now operated as Sonoco Metal Packaging EMEA in the Company’s Consumer Packaging segment, is a global supplier of metal packaging that produces food cans and ends, aerosol cans, metal closures and promotional packaging with a large metal food can manufacturing footprint in the EMEA region, which at the time of the acquisition included approximately 6,500 employees in 44 manufacturing facilities across 17 countries. The Company funded the Eviosys acquisition, including related fees and expenses, with the net proceeds from the registered public offering of senior unsecured notes, borrowings from two term loan facilities, and cash on hand. See Note 11 to the Consolidated Financial Statements for more information.
Acquisition activity in 2024 included the Company’s purchase of a small tube and paper cone manufacturer in Brazil for $2.7 million on June 1, 2024. The financial results of this business are included in the Company’s Industrial Paper Packaging segment.
TFP Divestiture
On April 1, 2025, the Company completed the sale of TFP, part of the Consumer Packaging segment, to Toppan for net cash consideration of $1,807.5 million paid at closing on a cash-free and debt-free basis. A final working capital settlement was reached in January 2026 that will require a payment of $15.2 million to be made to the buyers during the first quarter of 2026. The Company has recorded a liability for this amount in “Accrued expenses and other payables” on its consolidated balance sheet as of December 31, 2025.This sale was the result of the Company’s continuing evaluation of its business portfolio and was consistent with the Company’s strategic and investment priorities. In connection with the TFP divestiture, the Company wrote off net assets totaling $1,112.5 million, reclassified $48.0 million of cumulative translation adjustment losses from accumulated other comprehensive income/(loss) and incurred transaction fees of $25.2 million, resulting in a net pretax gain of $606.6 million. The Company recognized a related tax provision of $199.5 million for an after-tax gain of $407.2 million. The after tax gain is included in “Net income from discontinued operations” in the Company’s Consolidated Statements of Income for the year ended December 31, 2025. See Notes 1 and 2 to the Consolidated Financial Statements for additional information. The majority of cash proceeds generated from this transaction were used to repay debt, as further described in Note 11 to the Consolidated Financial Statements.
ThermoSafe and Other Divestitures
As described above, on November 3, 2025, the Company completed the sale of ThermoSafe, part of the All Other group of businesses, to Arsenal for net cash consideration of $655.8 million paid at closing on a cash-free and debt-free basis and subject to customary adjustments. The sale also allowed for additional consideration of up to $75.0 million if certain performance measures for calendar year 2025 were met. However, as these performance measures were not met, no additional cash consideration is anticipated. In connection with the ThermoSafe divestiture, the Company wrote off net assets totaling $265.8 million, including $173.3 million of goodwill, reclassified $1.2 million of cumulative translation adjustment gains from accumulated other comprehensive income/(loss) and incurred transaction fees of $13.2 million, resulting in a net pretax gain of $378.0 million, which is included in “Gain/(Loss) on divestiture of business and other assets” in the Company’s Consolidated Statements of Income. The Company used the majority of the cash proceeds from the sale to pay down debt, as further described in Note 11 to the Consolidated Financial Statements.
On April 30, 2025, the Company completed the sale of a recycling facility in Asheville, North Carolina, part of the Industrial Paper Packaging segment, for cash proceeds of $3.9 million. The sale resulted in a loss of $2.1 million, which is included in “Gain/(Loss) on divestiture of business and other assets” in the Company’s Consolidated Statements of Income.
On March 2, 2025, the Company completed the sale of its tube and core operations in Venezuela, part of the Industrial Paper Packaging segment, in exchange for a note receivable in the amount of $0.1 million. The sale resulted in a loss of $5.4 million, including $3.8 million of cumulative translation losses that were reclassified from accumulated other comprehensive income/(loss). This loss is included in “Gain/(Loss) on divestiture of business and other assets” in the Company’s Consolidated Statements of Income.
On January 17, 2025, the Company completed the sale of a small construction tube operation in France, part of the Industrial Paper Packaging segment, for cash proceeds of $1.5 million and recognized a gain of $1.2 million, which is included in “Gain/(Loss) on divestiture of business and other assets” in the Company’s Consolidated Statements of Income.
27 FORM 10-K SONOCO 2025 ANNUAL REPORT

In November 2024, the Company completed the sale of two production facilities in China, both of which were part of the Company’s Industrial Paper Packaging segment, for $0.3 million. As a result of the sale, the Company reclassified $0.6 million of cumulative translation losses from accumulated other comprehensive income/(loss) and recognized a loss of $25.6 million, which is included in “Gain/(Loss) on divestiture of business and other assets” in the Company’s Consolidated Statements of Income.
On April 1, 2024, the Company completed the sale of Protexic, part of the All Other group of businesses, to Black Diamond Capital Management, LLC. This business provided foam components and integrated material solutions for various industrial end markets. This sale was the result of the Company’s continuing evaluation of its business portfolio and is consistent with the Company’s strategic and investment priorities. The cash selling price, as adjusted for the final working capital settlement, was $78.5 million. As a result of the Protexic divestiture, the Company recognized a pretax gain of $0.9 million included in “Gain/(Loss) on divestiture of business and other assets” in the Company’s Consolidated Statements of Income. The Company used the majority of the cash proceeds from the sale to pay down debt.
Additional Ownership Investment
During the second quarter of 2024, the Company increased its ownership investment in a small South Carolina-based designer and manufacturer of sustainable protective packaging solutions from 20.5% to 39.9%. The Company acquired its initial ownership interest in June 2022. The preferred stock investment increased by $18.5 million during the second quarter of 2024, which included a $10.0 million cash payment, a $5.4 million remeasurement of the fair value of the existing investment, and a $2.5 million conversion of the carrying value of the outstanding convertible notes into a preferred series stock investment, which yielded a $0.5 million fair value increase and a $0.1 million increase for interest income earned. The outstanding investment of $21.2 million as of December 31, 2025 is included within “Other assets” in the Company’s Consolidated Balance Sheet. The remeasurement of the carrying value of the existing investment to fair value during the second quarter of 2024 resulted in a gain of $5.9 million and interest income of $0.1 million, which are included in “Other (expenses)/income, net” and “Interest income,” respectively, in the Company’s Consolidated Statements of Income.
The Company continually assesses its operational footprint as well as its overall portfolio of businesses and may consider the divestiture of plants and/or business units it considers to be suboptimal or nonstrategic. See Note 4 to the Consolidated Financial Statements for further information about acquisitions and divestitures.
Restructuring and Asset Impairment Charges
Due to its geographic footprint (approximately 265 locations in 37 countries as of December 31, 2025) and the cost-competitive nature of its businesses, the Company frequently seeks more cost-effective means and structures to serve its customers, to improve profitability, and to respond to fundamental changes in its markets. As such, plant closures in connection with footprint rationalization and headcount reductions are an important component of the Company’s cost control initiatives. The amount of these costs can vary significantly from year to year depending upon the scope and location of the restructuring activities.
The following table summarizes the impact of restructuring and asset impairment charges for each of the years presented:

	Year Ended December 31,
Dollars in thousands	2025	2024
Restructuring and restructuring-related asset impairment charges, net	$66,215	$65,370
Other asset impairments	—	—
Restructuring/Asset impairment charges, net	$66,215	$65,370
During 2025, the Company recognized restructuring charges related to severance for employees terminated as a result of various plant closures or whose positions were eliminated as part of the Company’s ongoing organizational effectiveness efforts, including the relocation of certain facilities. Restructuring actions included severance costs related to the closures of metal can facilities in France and Spain, part of the Consumer Packaging segment, and the closures of a paper mill in Mexico, cone facilities in Taiwan and Mexico, and partitions facilities in Maine and California, all part of the Industrial Paper Packaging segment. Restructuring charges were also incurred during the year for costs related to plant closures, including equipment removal, utilities, plant security, property taxes, insurance and environmental remediation costs related to the prior year’s closure of the Company’s paper mill in Washington, costs related to the current year’s closures of the metal can facilities in France and Spain, the paper mill in Mexico, the cone facility in Taiwan, and ongoing facility carrying costs of previously announced plant closures. Asset impairment charges during the year consist primarily of asset impairment charges related to the closures of the paper mill in Mexico, the cone facilities in China and Mexico, and the partitions facilities in Maine and California, and the closure of the metal packaging facility in France. These charges were offset by gains from the sales of the land and buildings associated with previously closed facilities, primarily the cone facility in Taiwan and the partitions facility in Maine. Also offsetting the impairment charges was a gain from the sale of water rights at our former paper mill in Hutchinson, Kansas, which was closed in 2023.
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
The Company expects to recognize future additional costs totaling approximately $11.0 million in connection with previously announced restructuring actions that were underway as of December 31, 2025. The Company believes that the majority of these charges will be incurred and paid by the end of 2026. The Company regularly evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions are likely to be undertaken. Restructuring and asset impairment charges are subject to significant fluctuations from period to period due to the varying levels of restructuring activity and the inherent imprecision in the estimates used to recognize the impairment of assets and the wide variety of costs and taxes associated with severance and termination benefits in the countries in which the Company operates.
See Note 5 to the Consolidated Financial Statements for further information about restructuring activities and asset impairment charges.
28 FORM 10-K SONOCO 2025 ANNUAL REPORT

Results of Operations – 2025 Versus 2024
Consolidated net sales from continuing operations for 2025 were $7.5 billion, a $2.2 billion, or 42%, increase from 2024. The year-over-year increase in net trade sales is due primarily to the acquisition of Eviosys on December 4, 2024 which added approximately $2.2 billion in year-over-year sales. Higher selling prices across the Consumer Packaging and Industrial Paper Packaging segments resulted in a $178.0 million year-over-year increase in sales, offset by unfavorable volumes in the Industrial Paper Packaging segment and the impact of divestitures, which lowered year-over-year sales by $80.9 million and $98.5 million, respectively. These divestitures included the November 2025 divestiture of ThermoSafe and the 2024 divestitures of Protexic and two production facilities in China.
GAAP operating profit in 2025 was $1,017.7 million, an increase of $691.2 million, or 212% from the $326.6 million reported in 2024. The increase in GAAP operating profit reflects gains from the sale of businesses totaling $371.7 million in 2025, primarily related to the sale of ThermoSafe, compared to a net loss from the sale of businesses of $23.5 million in the prior year, primarily related to the sale of two production facilities in China. The remaining year-over-year change is primarily due to the Eviosys acquisition and lower acquisition, integration, and divestiture-related costs. Adjusted operating profit for the year ended December 31, 2025 was $954.9 million, an increase of 67% from the $573.1 million reported for the year ended December 31, 2024, primarily as a result of the Eviosys acquisition.
GAAP net income attributable to Sonoco was $1,003.0 million (or $10.07 per diluted share) in 2025, compared with $163.9 million (or $1.65 per diluted share) in 2024. The year-over-year increase was primarily due to the increase in GAAP operating profit as described above, a $316.0 million increase in net income from discontinued operations primarily related to the gain on the sale of TFP, and the non-recurrence of a $113.7 million remeasurement loss in 2024 on Euro denominated cash held by the Company to close the Eviosys acquisition. These increases were partially offset by a $178.1 million increase in income tax expense as discussed further below and a $60.9 million increase in interest expense due to higher levels of debt to fund the Eviosys acquisition. Adjusted net income attributable to Sonoco and Adjusted diluted earnings per share were $568.8 million (or $5.71 per diluted share) in 2025, compared with $485.8 million (or $4.89 per diluted share) in 2024.
Costs and Expenses/Margins
Cost of sales increased $1.78 billion in 2025, or 42.7%, from the prior year. The acquisition of Eviosys on December 4, 2024, increased cost of sales by approximately $1.86 billion year over year, and increases in labor costs, overhead, and fixed operating costs increased cost of sales by approximately $77.1 million year over year. These increases were partially offset by reductions related to divestitures of $89.3 million, primarily related to the sale of ThermoSafe, while lower material costs and improved productivity from procurement savings, production efficiencies and fixed cost reduction initiatives reduced costs by $74.6 million. Gross profit margin decreased to 20.9% in 2025 from 21.5% in the prior year.
Selling, general and administrative expenses (“SG&A”) increased $138.3 million, or 19.1%, and were 11.5% of sales in 2025, compared to 13.6% of sales in 2024. SG&A in 2025 reflected an increase of $228.8 million related to the Eviosys acquisition, partially offset by lower year-over-year acquisition, integration, and divestiture-related costs of $53.7 million, the impact of divestitures of $19.2 million, and other net favorable changes of $17.6 million, primarily related to labor and professional fees.
Restructuring and asset impairment charges, net totaled $66.2 million in 2025, compared with $65.4 million in 2024. The 2025 charges reflect severance costs related to the Company’s ongoing organizational effectiveness efforts, as well as costs related to the closures of metal can facilities in France and Spain, a paper mill in Mexico, cone facilities in Taiwan and Mexico, and partitions facilities in Maine and California. These charges were partially offset by gains from the sales of the land and buildings associated with previously closed facilities, primarily the cone facility in Taiwan and the partitions facility in Maine. Also offsetting the impairment charges was a gain from the sale of water rights at our former paper mill in Hutchinson, Kansas, which was closed in 2023. The 2024 charges reflect severance costs related to the Company’s ongoing organizational effectiveness efforts, the relocation costs of certain facilities in Greece and Germany, and costs related to the closures of paper mills in Sumner, Washington and Kilkis, Greece, two small industrial converted products facilities in China, and the exit of a small metal canning lid business. Additional information regarding restructuring actions and asset impairments is provided in Note 5 to the Company’s Consolidated Financial Statements.
Gain/(Loss) on divestiture of business and other assets reflected a gain of $371.7 million in 2025, compared to a loss of $23.5 million in 2024. The gain recorded in 2025 related primarily to the sale of ThermoSafe. The loss reported in 2024 related primarily to the sale of two production facilities in China. Additional information regarding divestitures is provided in Note 4 to the Company’s Consolidated Financial Statements.
Other (expense)/income, net reflected a net expense of $27.5 million in 2025, compared with $104.2 million in 2024. Other (expense)/income, net reported in 2025 represents charges from third-party financial institutions related to our centralized treasury program under which the Company sells certain trade accounts receivables in order to accelerate its cash collection cycle primarily within our Consumer Packaging segment. Other (expense)/income, net reported in 2024 included a loss of $113.7 million from the remeasurement of euro-denominated cash balances held in connection with the Eviosys acquisition, partially offset by a gain of $5.9 million from the remeasurement of an equity investment to fair value and a gain of $3.6 million from the sale of the Company’s equity interest in Northstar Recycling Company, LLC (“Northstar”). See Note 4 to the Consolidated Financial Statements for further information.
Non-operating pension costs were $12.2 million in 2025, compared with $13.8 million in 2024. The year-over-year decrease of $1.6 million was primarily due to higher expected returns on plan assets and lower amortization of net actuarial losses, partially offset by higher interest costs on the Company’s defined benefit pension liabilities, resulting from higher year-over-year discount rates. See Note 15 to the Consolidated Financial Statements for further information on employee benefit plans.
Net interest expense totaled $212.9 million for the year ended December 31, 2025, compared with $145.1 million in 2024. The increase was primarily due to higher outstanding debt as a result of the financing transactions related to the Eviosys acquisition on December 4, 2024. Additional information regarding the Company’s indebtedness is provided in Note 11 to the Company’s Consolidated Financial Statements.
The effective tax rates on GAAP and Adjusted net income attributable to Sonoco for the full year 2025 were 24.0% and 24.1%, respectively, compared with 8.7% and 24.3%, respectively for the full year 2024. The year-over-year change in the GAAP effective tax rate was due primarily to the low rate in 2024 as a result of the release of a reserve for uncertain tax positions following the expiration of the applicable statute of limitations, as well as deferred tax adjustments associated with the post-acquisition entity restructuring of the partitions business. The slight decrease in the Adjusted effective tax rate was primarily due to a variance in tax reserve activity, offset by the benefit of purchased tax credits.
Discontinued Operations
Net income from discontinued operations totaled $412.3 million for the year ended December 31, 2025, compared with $96.4 million in 2024. The increase in net income reflects the gain on the divestiture of TFP, partially offset by lower sales following the completion of the sale on April 1, 2025. See Notes 2 and 4 to the Consolidated Financial Statements for further information.
29 FORM 10-K SONOCO 2025 ANNUAL REPORT

Reportable Segments
The Company’s operating and reporting structure consists of two reportable segments, Consumer Packaging and Industrial Paper Packaging, with all remaining businesses reported as All Other.
In accordance with applicable accounting guidance, the results of TFP, previously part of the Consumer Packaging segment, are presented as discontinued operations in the Consolidated Statements of Income and, as such, have been excluded from both continuing operations and segment results for all periods presented in this Annual Report on Form 10-K. All amounts, percentages and disclosures for all periods presented in this Annual Report on Form 10-K reflect only the continuing operations of Sonoco unless otherwise noted. As of and for the year ended December 31, 2025, there were no changes to the manner in which the Company reviewed financial information at the segment level; therefore, these changes had no impact on the Company’s segment reporting structure.
Total operating profit, reported as “Operating Profit” in the Company’s Consolidated Statements of Income, is comprised of the following:

($ in millions)	2025	2024	% Change
Operating profit:
Consumer Packaging	$626.9	$294.8	112.7%
Industrial Paper Packaging	312.5	271.7	15.0%
Segment operating profit	939.4	566.5	65.8%
All Other	50.8	53.3	(4.7)%
Corporate
Restructuring/Asset impairment charges, net	(66.2)	(65.4)	1.2%
Amortization of acquisition intangibles	(182.4)	(78.6)	132.1%
Gain/(Loss) on divestiture of business	371.7	(23.5)	(1,681.7)%
Acquisition, integration and divestiture-related costs	(54.2)	(91.6)	(40.8)%
Other corporate costs	(35.2)	(46.7)	(24.6)%
Other operating (charges)/income, net	(6.1)	12.5	(148.8)%
Total operating profit*	$1,017.7	$326.6	211.6%
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
See Note 20 to the Company’s Consolidated Financial Statements for more information on reportable segments.
Consumer Packaging

($ in millions)	2025	2024	% Change
Net sales	$4,874.3	$2,531.9	92.5%
Segment operating profit	626.9	294.8	112.7%
Depreciation and amortization	209.6	109.4	91.6%
Cost of Sales	3,950.8	2,041.1	93.6%
Segment net sales in 2025 increased 92.5% compared to the prior year. The increase reflects $2.2 billion, including the impact of foreign exchange rates, attributable to Sonoco Metal Packaging EMEA following the December 2024 acquisition of Eviosys and a $93.1 million favorable impact from increased pricing intended to offset the effects of inflation and tariffs. Volume/mix remained relatively flat year over year.
Segment operating profit in 2025 increased 112.7% from 2024, primarily due to the addition of $257.8 million of operating profit from Sonoco Metal Packaging EMEA following the acquisition of Eviosys, favorable price/cost of $62.5 million, and strong productivity from procurement savings, production efficiencies, and fixed cost reduction initiatives totaling $19.0 million. These favorable factors were partially offset by unfavorable volume/mix in rigid paper North America year over year. As a result, segment operating profit margin increased to 12.9% in 2025 compared to 11.6% during the prior year.
Cost of sales increased year over year due to the additional operating costs associated with Sonoco Metal Packaging EMEA following the acquisition of Eviosys. This increase was partially offset by strong productivity from procurement savings and production efficiencies.
Industrial Paper Packaging

($ in millions)	2025	2024	% Change
Net sales	$2,299.2	$2,349.5	(2.1)%
Segment operating profit	312.5	271.7	15.0%
Depreciation and amortization	118.9	116.1	2.4%
Cost of Sales	1,726.2	1,818.3	(5.1)%
Segment net sales decreased 2.1% in 2025 compared to 2024, primarily due to unfavorable volume/mix of $78.9 million, primarily in global converted paper products, and the impact of the 2024 divestiture of two production facilities in China of $46.0 million. These declines were partially offset by a $83.7 million favorable impact from higher selling prices.
Segment operating profit increased 15.0% in 2025 versus the prior year, primarily as a result of favorable price/cost of $51.0 million and improved productivity from procurement savings, production efficiencies and fixed cost initiatives of $28.2 million. These favorable impacts were
30 FORM 10-K SONOCO 2025 ANNUAL REPORT

partially offset by an unfavorable impact of $27.6 million from volume declines across the segment and other net unfavorable impacts, including the impact of foreign exchange rates, totaling $5.2 million. As a result, segment operating margin increased to 13.6% during 2025 from 11.6% during the prior year.
Cost of sales decreased year over year due to volume declines, partially offset by strong productivity from procurement savings, production efficiencies, and fixed cost reduction initiatives.
All Other

($ in millions)	2025	2024	% Change
Net sales	$345.2	$424.0	(18.6)%
Segment operating profit	50.8	53.3	(4.7)%
Depreciation and amortization	8.7	12.0	(27.5)%
Net sales for the All Other group of businesses decreased 18.6% in 2025 compared to 2024, primarily due to the divestiture of ThermoSafe on November 3, 2025.
Operating profit in the All Other group of businesses decreased 4.7% year over year, primarily due to the sale of ThermoSafe. Segment operating margin in 2025 increased to 14.7% compared to 12.6% in 2024.
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
•changes in last-in, first-out inventory reserves;
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
In addition to the “Adjusted” results described above, the Company also uses Adjusted EBITDA, Segment Adjusted EBITDA, and Segment Adjusted EBITDA Margin. Adjusted EBITDA is defined as net income excluding the following: interest expense; interest income; provision for income taxes; depreciation and amortization expense; non-operating pension costs; net income/loss attributable to noncontrolling interests; restructuring/asset impairment charges; changes in LIFO inventory reserves; gains/losses from the divestiture of businesses; acquisition, integration and divestiture-related costs; other income; derivative gains/losses; and other non-GAAP adjustments, if any, that may arise from time to time. Segment Adjusted EBITDA is defined as segment operating profit plus depreciation and amortization expense and equity in earnings of affiliates, net of tax. Segment Adjusted EBITDA Margin is defined as Segment Adjusted EBITDA divided by segment net sales.
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
31 FORM 10-K SONOCO 2025 ANNUAL REPORT

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

	For the twelve-month period ended December 31, 2025
Dollars in thousands, except per share data	Operating Profit	Income from Continuing Operations Before Income Taxes	Provision for Income Taxes	Net Income Attributable to Sonoco	Diluted EPS
As Reported (GAAP)[1]	$1,017,735	$765,101	$183,586	$1,003,011	$10.07
Acquisition, integration and divestiture-related costs[2]	54,158	54,131	12,006	51,791	0.52
Changes in LIFO inventory reserves	58	58	404	(346)	—
Amortization of acquisition intangibles	182,431	182,431	39,617	142,601	1.43
Restructuring/Asset impairment charges, net	66,215	66,226	17,204	48,908	0.49
Gain on divestiture of business[3]	(371,717)	(371,717)	(49,303)	(729,590)	(7.33)
Non-operating pension costs	—	12,215	2,923	9,292	0.09
Net losses from derivatives	1,730	1,730	424	1,306	0.01
Other adjustments[4]	4,335	4,335	(34,489)	41,870	0.43
Total adjustments	(62,790)	(50,591)	(11,214)	(434,168)	(4.36)
Adjusted	$954,945	$714,510	$172,372	$568,843	$5.71
Due to rounding, individual items may not sum appropriately.
1 Operating profit, income from continuing operations before income taxes, and provision for income taxes exclude results related to discontinued operations of $644,424, $619,612, and $207,264, respectively.
2 Acquisition, integration and divestiture-related costs relate primarily to the Company’s December 2024 acquisition of Eviosys, the April 2025 divestiture of TFP and the November 2025 divestiture of ThermoSafe.
3 Gain on divestiture of business associated with Operating Profit primarily consists of the gain on the sale of ThermoSafe. Net Income Attributable to Sonoco reflects the after-tax impact of the gains on the sales of both ThermoSafe and TFP.
4 Other adjustments to the provision for income taxes include the following: an expense related to the initial integration of the acquired Sonoco Metal Packaging EMEA legal entity structure of $10,479; a deferred tax liability related to the foreign exchange effects on undistributed earnings of Sonoco Metal Packaging EMEA not considered to be indefinitely reinvested of $10,289; provision-to-return and deferred remeasurement adjustments related to the divested TFP business of $5,998; and other net unfavorable tax items totaling $7,723. The impact of other adjustments on net income attributable to Sonoco primarily reflects these same items.

32 FORM 10-K SONOCO 2025 ANNUAL REPORT

	For the twelve-month period ended December 31, 2024
Dollars in thousands, except per share data	Operating Profit	Income from Continuing Operations Before Income Taxes	Provision for Income Taxes	Net Income Attributable to Sonoco	Diluted EPS
As Reported (GAAP)[1]	$326,578	$63,486	$5,509	$163,949	$1.65
Acquisition, integration and divestiture-related costs[2]	91,600	125,169	24,281	115,602	1.16
Changes in LIFO inventory reserves	(6,263)	(6,263)	(1,570)	(4,693)	(0.05)
Amortization of acquisition intangibles	78,595	78,595	19,170	75,614	0.76
Restructuring/Asset impairment charges, net	65,370	65,370	13,384	55,181	0.56
Loss on divestiture of business	23,452	23,452	1,499	21,953	0.22
Other expenses, net[3]	—	104,200	27,670	76,530	0.77
Non-operating pension costs	—	13,842	3,412	10,430	0.11
Net gains from derivatives	(7,225)	(7,225)	(1,811)	(5,414)	(0.05)
Other adjustments[4]	982	982	20,566	(23,349)	(0.24)
Total adjustments	246,511	398,122	106,601	321,854	3.24
Adjusted	$573,089	$461,608	$112,110	$485,803	$4.89
Due to rounding, individual items may not sum appropriately.
1 Operating profit, income from continuing operations before income taxes, and provision for income taxes exclude results related to discontinued operations of $128,037, $116,309, and $19,934, respectively.
2 Acquisition, integration and divestiture-related costs include losses on treasury lock derivative instruments, amortization of financing fees and pre-acquisition net interest expenses totaling $33,569 related to debt instruments associated with the financing of the Eviosys acquisition. These costs are included in “Interest expense” in the Company’s Consolidated Statements of Income.
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

	For the twelve-month period ended December 31, 2023
Dollars in thousands, except per share data	Operating Profit	Income from Continuing Operations Before Income Taxes	Provision for Income Taxes	Net Income Attributable to Sonoco	Diluted EPS
As Reported (GAAP)[1]	$589,049	$489,027	$119,730	$474,959	$4.80
Acquisition, integration and divestiture-related costs	24,624	24,624	5,736	19,847	0.20
Changes in LIFO inventory reserves	(11,817)	(11,817)	(2,977)	(8,840)	(0.09)
Amortization of acquisition intangibles	67,323	67,323	16,787	65,741	0.66
Restructuring/Asset impairment charges, net	47,909	47,909	10,808	44,036	0.44
Gain on divestiture of business	(78,929)	(78,929)	(19,076)	(59,853)	(0.60)
Other income, net	—	(39,657)	(9,624)	(30,033)	(0.30)
Non-operating pension costs	—	14,312	3,547	10,765	0.11
Net gains from derivatives	(1,912)	(1,912)	(482)	(1,430)	(0.01)
Other adjustments	10,326	10,298	5,495	4,680	0.05
Total adjustments	57,524	32,151	10,214	44,913	0.46
Adjusted	$646,573	$521,178	$129,944	$519,872	$5.26
Due to rounding, individual items may not sum appropriately.
1 Operating profit, income from continuing operations before income taxes, and provision for income taxes exclude results related to discontinued operations of $126,741, $125,805, and $29,548, respectively.
33 FORM 10-K SONOCO 2025 ANNUAL REPORT

Adjusted EBITDA1

	Twelve Months Ended
Dollars in thousands	2025	2024	2023
Net income attributable to Sonoco	$1,003,011	$163,949	$474,959
Adjustments:
Interest expense	258,396	186,015	136,686
Interest income	(20,828)	(29,238)	(10,383)
Provision for income taxes	390,850	25,443	149,278
Depreciation and amortization	519,356	374,859	340,988
Non-operating pension costs	12,215	13,842	14,312
Net income/(loss) attributable to noncontrolling interests	375	(9)	942
Restructuring/Asset impairment charges, net	66,641	69,110	56,933
Changes in LIFO inventory reserves	58	(6,263)	(11,817)
(Gain)/Loss on divestiture of business	(978,350)	23,452	(78,929)
Acquisition, integration and divestiture-related costs	66,834	110,883	26,254
Other expense/(income), net	—	104,200	(39,657)
Net loss/(gain) from derivatives	1,730	(7,225)	(1,912)
Other non-GAAP adjustments	3,722	6,154	10,142
Adjusted EBITDA	$1,324,010	$1,035,172	$1,067,796

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
34 FORM 10-K SONOCO 2025 ANNUAL REPORT

Segment and All Other Adjusted EBITDA and Segment Adjusted EBITDA Margin Reconciliation
For the Twelve Months Ended December 31, 2025
Excludes results of discontinued operations
Dollars in thousands	Consumer Packaging segment	Industrial Paper Packaging segment	All Other	Corporate	Total
Segment and Total Operating Profit	$626,920	$312,454	$50,813	$27,548	$1,017,735
Adjustments:
Depreciation and amortization[1]	209,618	118,889	8,729	182,431	519,667
Other expense[2]	—	—	—	(27,481)	(27,481)
Equity in earnings of affiliates, net of tax	226	9,297	—	—	9,523
Restructuring/Asset impairment charges, net[3]	—	—	—	66,215	66,215
Changes in LIFO inventory reserves[4]	—	—	—	58	58
Acquisition, integration and divestiture-related costs[5]	—	—	—	54,158	54,158
Gain on divestiture of business[6]	—	—	—	(371,717)	(371,717)
Net loss from derivatives[7]	—	—	—	1,730	1,730
Other non-GAAP adjustments	—	—	—	4,335	4,335
Segment Adjusted EBITDA	$836,764	$440,640	$59,542	$(62,723)	$1,274,223

Net Sales	$4,874,291	$2,299,233	$345,229
Segment Operating Profit Margin	12.9%	13.6%	14.7%
Segment Adjusted EBITDA Margin	17.2%	19.2%	17.2%
1 Included in Corporate is the amortization of acquisition intangibles associated with the Consumer Packaging segment of $160,272, the Industrial Paper Packaging segment of $21,585, and the All Other group of businesses of $574.
2 These expenses relate to charges from third-party financial institutions related to our centralized treasury program under which the Company sells certain trade accounts receivables in order to accelerate its cash collection cycle primarily within the Consumer Packaging segment.
3 Included in Corporate are net restructuring/asset impairment charges associated with the Consumer Packaging segment of $54,200, the Industrial Paper Packaging segment of $8,307, and the All Other group of businesses of $5.
4 Included in Corporate are changes in LIFO inventory reserves associated with the Consumer Packaging segment of $1,062 and the Industrial Paper Packaging segment of $(1,004).
5 Included in Corporate are acquisition, integration and divestiture-related costs associated with the Consumer Packaging segment of $21,992 and the Industrial Paper Packaging segment of $623.
6 Included in Corporate are net gains on divestiture of businesses associated with the All Other group of businesses of $(378,014) from the sale of ThermoSafe and a gain associated with the Industrial Paper Packaging segment of $(1,207) from the sale of a production facility in France. These gains were partially offset by losses of $5,390 related to the sale of the Company’s operations in Venezuela and $2,114 from the sale of a recycling facility in Asheville, North Carolina, both part of the Industrial Paper Packaging segment.
7 Included in Corporate are net losses from derivatives associated with the Consumer Packaging segment of $166, the Industrial Paper Packaging segment of $1,497, and the All Other group of businesses of $67.

35 FORM 10-K SONOCO 2025 ANNUAL REPORT

Segment and All Other Adjusted EBITDA and Segment Adjusted EBITDA Margin Reconciliation
For the Twelve Months Ended December 31, 2024
Excludes results of discontinued operations
Dollars in thousands	Consumer Packaging segment	Industrial Paper Packaging segment	All Other	Corporate	Total
Segment and Total Operating Profit	$294,832	$271,654	$53,278	$(293,186)	$326,578
Adjustments:
Depreciation and amortization[1]	109,355	116,149	11,962	78,595	316,061
Equity in earnings of affiliates, net of tax	365	9,223	—	—	9,588
Restructuring/Asset impairment charges, net[2]	—	—	—	65,370	65,370
Changes in LIFO inventory reserves[3]	—	—	—	(6,263)	(6,263)
Acquisition, integration and divestiture-related costs[4]	—	—	—	91,600	91,600
Loss on divestiture of business and other assets[5]	—	—	—	23,452	23,452
Net gain from derivatives[6]	—	—	—	(7,225)	(7,225)
Other non-GAAP adjustments	—	—	—	982	982
Segment Adjusted EBITDA	$404,552	$397,026	$65,240	$(46,675)	$820,143

Net Sales	$2,531,852	$2,349,488	$424,025
Segment Operating Profit Margin	11.6%	11.6%	12.6%
Segment Adjusted EBITDA Margin	16.0%	16.9%	15.4%
1 Included in Corporate is the amortization of acquisition intangibles associated with the Consumer Packaging segment of $52,144, the Industrial Paper Packaging segment of $25,619, and the All Other group of businesses of $832.
2 Included in Corporate are net restructuring/asset impairment charges associated with the Consumer Packaging segment of $19,259, the Industrial Paper Packaging segment of $33,923, and the All Other group of businesses of $1,434.
3 Included in Corporate are changes in LIFO inventory reserves associated with the Consumer Packaging segment of $(5,780) and the Industrial Paper Packaging segment of $(483).
4 Included in Corporate are acquisition, integration, and divestiture-related costs associated with the Consumer Packaging segment of $9,052 and the Industrial Paper Packaging segment of $(3,600).
5 Included in Corporate are net losses from the divestiture of businesses within the Industrial Paper Packaging segment of $24,357, including a loss of $25,607 from the sale of two production facilities in China, partially offset by a gain of $(1,250) from the sale of the S3 business, and a gain on divestiture of businesses associated with the All Other group of businesses of $(905) related to the sale of Protexic.
6 Included in Corporate are net gains from derivatives associated with the Consumer segment of $(1,202), the Industrial Paper Packaging segment of $(5,174), and All Other of $(849).

36 FORM 10-K SONOCO 2025 ANNUAL REPORT

Segment and All Other Adjusted EBITDA and Segment Adjusted EBITDA Margin Reconciliation
For the Twelve Months Ended December 31, 2023
Excludes results of discontinued operations
Dollars in thousands	Consumer Packaging segment	Industrial Paper Packaging segment	All Other	Corporate	Total
Segment and Total Operating Profit	$285,762	$317,917	$85,148	$(99,778)	$589,049
Adjustments:
Depreciation and amortization[1]	95,340	104,723	14,643	67,323	282,029
Equity in earnings of affiliates, net of tax	564	9,783	—	—	10,347
Restructuring/Asset impairment charges, net[2]	—	—	—	47,909	47,909
Changes in LIFO inventory reserves[3]	—	—	—	(11,817)	(11,817)
Acquisition, integration and divestiture-related costs[4]	—	—	—	24,624	24,624
Gain from divestiture of business and other assets[5]	—	—	—	(78,929)	(78,929)
Net gain from derivatives[6]	—	—	—	(1,912)	(1,912)
Other non-GAAP adjustments[7]	—	—	—	10,326	10,326
Segment Adjusted EBITDA	$381,666	$432,423	$99,791	$(42,254)	$871,626

Net Sales	$2,471,048	$2,374,113	$596,265
Segment Operating Profit Margin	11.6%	13.4%	14.3%
Segment Adjusted EBITDA Margin	15.4%	18.2%	16.7%

1 Included in Corporate is the amortization of acquisition intangibles associated with the Consumer Packaging segment of $44,250, the Industrial Paper Packaging segment of $16,121, and the All Other group of businesses of $6,952.
2 Included in Corporate are net restructuring/asset impairment charges associated with the Consumer Packaging segment of $4,111, the Industrial Paper Packaging segment of $38,754, and the All Other group of businesses of $2,547.
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
Financial Position, Liquidity, and Capital Resources
Cash Flow
Operating Activities
Cash flows from operations totaled $689.8 million in 2025, compared with $833.8 million in 2024, a year-over-year decrease of $144.1 million. GAAP net income increased by $839.4 million year over year, primarily as a result of the gains recognized on the 2025 divestitures of TFP and ThermoSafe as described in the “Results of Operations” section above. Net income in the current year also reflected a $144.5 million year-over-year increase in non-cash depreciation and amortization expense, primarily related to the Eviosys acquisition on December 4, 2024, a $22.6 million increase in gains on the sale of assets, a $11.6 million decrease in share-based compensation expense, and a $4.5 million decrease in net non-cash asset impairment charges. GAAP net income in the prior year also included a remeasurement loss of $113.7 million related to euro denominated cash balances held in connection with the funding of the Eviosys acquisition. No such remeasurements occurred in 2025. Cash contributions to the Company’s pension and postretirement plans in 2025 were $22.3 million, compared with $19.6 million in 2024, a year-over-year increase of $2.7 million. Accrued expenses and other assets and liabilities provided $51.5 million and $75.1 million of cash in 2025 and 2024, respectively, a $23.6 million lower year-over-year provision of cash. Significant drivers of the change include a $35.2 million lower year-over-year provision of cash related to accrued management incentive compensation as the accrual decreased $4.3 million year over year in 2025 while increasing $30.9 million year over year in 2024. In addition, accrued interest reflected a use of cash of $4.8 million in 2025 compared to a provision of cash of $34.8 million. The use of cash in 2025 reflects the reduction of accrued interest resulting from debt repayments throughout the year. The provision of cash in 2024 reflects greater levels of accrued interest at the end of 2024 compared to 2023 resulting from the financing transactions associated with the Eviosys acquisition. Partially offsetting the year-over-year impact of the changes in management incentive accruals and accrued interest were higher year-over-year restructuring accruals totaling $22.7 million.
Cash paid for taxes increased by $172.5 million year over year, primarily as a result of one-time taxes paid during 2025 on gains from the sale of TFP.
37 FORM 10-K SONOCO 2025 ANNUAL REPORT

Net working capital used cash of $70.6 million in 2025, while providing cash of $128.1 million in 2024. The higher year-over-year net use of cash of $198.7 million was driven largely by changes in inventory and accounts payable, partially offset by changes in accounts receivable. Inventories used cash of $80.9 million and $13.3 million in 2025 and 2024, respectively and accounts payable used $87.5 million of cash in 2025 while providing $123.6 million of cash in 2024. The year-over-year increase in the use of cash from inventory primarily relates to our Metal Packaging North America business, where inventory levels of steel were low at the end of 2023 and throughout 2024. Steel inventory was increased through the peak packing season in the third quarter of 2025 before moderating over the remainder of the year. The year-over-year increase in the use of cash from accounts payable also primarily relates to our Metal Packaging North America business. As inventory levels increased throughout 2025, accounts payable also increased. However, as inventory levels moderated in the fourth quarter of 2025, more of these payables were settled, resulting in a higher year-over-year use of cash. Accounts receivable provided $80.1 million more cash in 2025 compared to 2024, reflecting the Company’s active management of collections and compliance with payment terms.
Investing Activities
Investing activities provided $2.2 billion of cash in 2025, compared with using $4.1 billion of cash in 2024. Cash proceeds from the sale of TFP in April 2025 and ThermoSafe in November 2025 provided $2.5 billion of cash while cash proceeds from the sale of Protexic in April 2024 and additional proceeds related to the 2023 sale of the S3 business provided $81.0 million of cash in 2024. Acquisition spending totaled $3.8 billion in 2024, primarily related to the December 2024 Eviosys acquisition. There was no acquisition spending in 2025; however, the Company received net cash proceeds of $16.5 million from a final working capital settlement related to Eviosys during 2025. Capital expenditures in 2025 were $344.0 million, $49.2 million lower than the previous year as the Company had fewer large capital projects in 2025 and directed more of its capital to reducing outstanding debt. Proceeds from the sale of assets totaled $47.0 million in 2025, compared with $15.6 million in the prior year. The proceeds in both years were primarily from the sale of assets related to previously closed production facilities. Proceeds from the settlement of a net investment hedge provided $9.1 million of cash in 2024, and the Company paid $34.4 million in 2024 to settle a tranche of foreign currency forward contracts that the Company entered into in connection with the funding of the Eviosys acquisition. No such similar settlements occurred in 2025. Investments in affiliated companies and other net investing proceeds provided $6.5 million of cash in 2025 compared with a $10.0 million provision of cash in 2024. The proceeds in 2025 were largely attributable to dividends from one of the Company’s affiliate investments representing a return on capital. Both 2025 and 2024 reflect additional investments in the Company’s investments in ISI Robotics and 2024 includes an additional investment in a small South Carolina-based designer and manufacturer of sustainable packaging solutions. The 2024 figure also reflects proceeds from the sale of the Company’s 2.7% equity interest in Northstar, which it had acquired on January 26, 2023 as part of the sale of its S3 business to Northstar.
Financing Activities
Financing activities used $3.0 billion of cash in 2025 and provided $3.7 billion of cash in 2024. The large provision of cash in 2024 included net proceeds from the issuance of debt totaling $3.9 billion primarily used to fund the Eviosys acquisition, which closed on December 4, 2024, while the significant use of cash in 2025 included net debt repayments totaling $2.8 billion. These debt repayments included the $0.4 billion principal repayment of the Company’s 1.80% Notes upon their maturity in February 2025 and the repayments of two term loan facilities totaling $2.2 billion, ahead of their scheduled maturities, utilizing proceeds from the divestitures of TFP and ThermoSafe and available cash on hand.
Financing activities in 2024 also included the payment of fees totaling $19.0 million related to an unsecured bridge term loan facility to secure funding for the Eviosys acquisition. The change in outstanding checks used cash of $3.7 million and $8.7 million in 2025 and 2024, respectively. The year-over-year change is the result of the timing and size of the last accounts payable check runs in 2025 and 2024 relative to the Company’s December 31 year end.
Cash used to repurchase the Company’s common stock to satisfy employee tax withholding obligations in association with the exercise of certain share-based compensation awards was $10.9 million in 2025, compared to $9.2 million in 2024.
Cash dividends totaled $208.1 million in 2025 compared to $203.5 million in 2024, reflecting the increase in the quarterly dividend payment from $0.52 per share to $0.53 per share approved by the Board in April 2025.
Capital Resources
The Company’s cash balances are held in numerous locations throughout the world. Of the Company’s total reported cash and cash equivalents balances of $378.4 million and $431.0 million at December 31, 2025 and 2024, respectively, approximately $193.3 million and $190.1 million, respectively, were held outside of the United States by its foreign subsidiaries. Cash held outside of the United States is available to meet local liquidity needs, or for capital expenditures, acquisitions, and other offshore growth opportunities. The Company has generally maintained sufficient domestic liquidity through a combination of operating cash flow generation and access to bank and capital markets borrowings, and therefore generally considered its foreign unremitted earnings to be indefinitely invested outside the United States and did not typically plan to repatriate such earnings, other than excess cash balances that could be repatriated at minimal tax cost. Beginning in 2024, due to the increase in debt in the United States affecting domestic liquidity as a result of the Eviosys acquisition, the Company does not consider certain future earnings of the Sonoco Metal Packaging EMEA business to be indefinitely reinvested outside the United States and is providing for taxes on these amounts for financial reporting purposes. For those foreign unremitted earnings considered to be indefinitely reinvested, computation of the associated potential deferred tax liability is not practicable.
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
The Company, as part of its ongoing efforts to improve cash flow and related liquidity, works with suppliers to improve its terms and conditions, including extending payment terms. Beginning in 2020, the Company also began voluntary supply chain financing programs (the “SCF Programs”) to provide certain suppliers with the opportunity to sell receivables due from the Company to the SCF Programs’ participating financial institution. Such sales are conducted at the sole discretion of both the suppliers and the financial institution on a non-recourse basis at a rate that leverages the credit rating of the Company and thus might be more beneficial to the supplier. No guarantees are provided by the Company or any of its subsidiaries under the SCF Programs. Responsibility is limited to making payment on the terms originally negotiated with suppliers, regardless of whether those suppliers sell the receivables to the financial institution. The Company does not enter into any agreements with suppliers regarding their participation in the SCF Programs. All amounts outstanding at December 31, 2025 under the SCF Programs were recorded within trade accounts payable. The amount owed to the participating financial institution under the SCF Programs and included in accounts payable was $53.1 million and $28.5 million at December 31, 2025 and 2024, respectively. The year-over-year increase is primarily due
38 FORM 10-K SONOCO 2025 ANNUAL REPORT

to a greater level of participation in the SCF Programs Sonoco Metal Packaging EMEA following the acquisition of Eviosys. The Company accounts for all payments made under the SCF Programs as a reduction to cash flows from operations and reports them within “changes in payable to suppliers” in the Consolidated Statements of Cash Flows. A downgrade in the Company’s credit rating or changes in the financial markets could limit financial institutions’ willingness to commit funds to, and participate in, the SCF Programs. However, the Company does not believe a reduction in, or the elimination of, the SCF Programs would have a material impact on its working capital or cash flows.
The Company’s total debt at December 31, 2025, was $4.3 billion, a year-over-year decrease of $2.7 billion. The year-over-year change reflects the following actions taken during 2025:
•On November 5, 2025, the Company repaid the outstanding $700 million principal amount of borrowings under a term loan facility using cash proceeds from the sale of ThermoSafe and the issuance of commercial paper. The Company had entered into a credit agreement on July 12, 2024, with the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent providing the Company with the ability to borrow up to $700 million on an unsecured basis to finance a portion of the cash consideration for the Company’s acquisition of Eviosys. The Company drew down the entire term loan facility on December 2, 2024 in connection with the consummation of the Eviosys acquisition on December 4, 2024. Under the terms of the agreement, the borrowings became payable upon completion of the ThermoSafe divestiture.
•On April 3, 2025, the Company repaid the outstanding $1.5 billion principal amount of borrowings under its 364-day term loan facility using a portion of the cash proceeds from the sale of TFP. The Company had entered into a credit agreement on September 16, 2024 with the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent providing the Company with the ability to borrow up to $1.5 billion on an unsecured basis to finance a portion of the cash consideration for the Company’s acquisition of Eviosys. The Company drew down the entire 364-day term loan facility on December 2, 2024 in connection with the consummation of the Eviosys acquisition on December 4, 2024. Under the terms of the agreement, the borrowings became payable upon completion of the TFP divestiture.
•On February 3, 2025, the Company repaid the $400 million aggregate principal amount of its 1.80% notes upon their maturity using proceeds from the issuance of commercial paper.
Included in “Other foreign denominated debt” at December 31, 2024 are $73.5 million of transfers of certain trade receivables of Eviosys to third-party financial institutions for which the requirements to be accounted for as a true sale in accordance with the guidance under ASC 860 were not met. Additions to and settlements of these obligations during the year ended December 31, 2025 are reflected as “Proceeds from issuance of debt” and “Principal repayment of debt,” respectively, in “Net cash (used)/provided by financing activities” in the Company’s Consolidated Statements of Cash Flows. All of these obligations had been settled as of December 31, 2025.
At December 31, 2025, the Company had approximately $378.4 million in cash and cash equivalents on hand and $1.25 billion in committed availability under its revolving credit facility, all of which was available for drawdown. The Company has the contractual right to draw funds directly on the underlying revolving credit facility, which could possibly occur if there were a disruption in the commercial paper market.
As of December 31, 2025, the Company had scheduled debt maturities of $538.0 million, $316.4 million, $513.6 million, $600.8 million, and $602.2 million in 2026, 2027, 2028, 2029, and 2030, respectively. See Note 11 to the Consolidated Financial Statements for additional information regarding the Company’s contractual principal debt maturities.
The Company’s contractual obligation maturities for interest payments on outstanding fixed-rate, long-term debt, as well as financing fees on the backstop line of credit, are expected to total approximately $150.2 million in 2026, $129.2 million in 2027, $128.7 million in 2028, $118.0 million in 2029, and $86.4 million in 2030.
Capital spending is expected to total approximately $309 million in 2026, down 10% from 2025. The Company expects to continue to invest in profit generating projects in our Consumer Packaging Americas, Consumer Packaging EMEA/APAC, and global industrial businesses focused on automation, footprint optimization, and sales growth.
The Company believes cash on hand and available credit, combined with expected net cash flows generated from operating and investing activities, will provide sufficient liquidity to cover these and other cash flow needs of the Company over the course of 2026 and beyond.
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
The net unfunded position of the Company’s pension and postretirement plans was $163 million at the end of 2025, compared with $168 million at the end of 2024. The Company contributed approximately $22 million to its benefit plans in 2025. Benefit plan contributions are expected to total approximately $23 million in 2026. Future funding requirements will depend largely on actual investment returns, future actuarial assumptions, legislative actions, and changes to the Company’s benefit offerings.
Current assets decreased year over year by $532 million to $2.65 billion at December 31, 2025, and current liabilities decreased by $1.51 billion to $2.53 billion, resulting in an increase in the Company’s ratio of current assets to current liabilities to 1.0 at December 31, 2025 from 0.8 at December 31, 2024. The decrease in both current assets and current liabilities primarily relates to the divestitures of TFP and ThermoSafe in 2025. The reduction in current liabilities also reflects the repayment of debt in 2025, primarily the 1.80% Notes and the 364-day syndicated term loan.
Total equity increased $1.35 billion during 2025 as net income of $1.0 billion, other comprehensive income of $542 million and stock-based compensation of $18 million were partially offset by dividends of $209 million and share repurchases of $11 million for tax share withholding on vested stock compensation granted to employees. The primary driver of other comprehensive income was a $537 million translation gain from the impact of a weaker U.S. dollar on the Company’s foreign investments, primarily the Company’s euro-denominated Sonoco Metal Packaging EMEA businesses.
On April 20, 2021, the Board authorized the repurchase of the Company’s common stock up to an aggregate amount of $350 million. The Company purchased a total of 3.29 million shares under this authorization during 2021 at a cost of $212 million. No additional shares have been repurchased under this authorization since 2021; accordingly, a total of $138 million remains available for share repurchases at December 31, 2025.
Although the ultimate determination of whether to pay dividends is within the sole discretion of the Board and is based on a variety of factors, the Company plans to continue paying dividends consistent with historical practice as earnings and the Company’s liquidity permit. Dividends per
39 FORM 10-K SONOCO 2025 ANNUAL REPORT

common share were $2.11 in 2025, $2.07 in 2024 and $2.02 in 2023. On February 11, 2026, the Company declared a regular quarterly dividend of $0.53 per common share payable on March 10, 2026, to shareholders of record on February 25, 2026.
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
As of December 31, 2025, the Company had long-term obligations to purchase electricity and steam, which it uses in its production processes, as well as long-term purchase commitments for certain raw materials, principally old corrugated containers. In addition, as of December 31, 2025 the Company had purchase commitments of approximately $93.9 million to be paid in 2026 for the acquisition of tax credits that are expected to offset a portion of taxes payable recorded within “Accrued taxes” on the Company’s Consolidated Balance Sheets at December 31, 2025. For additional information regarding the Company’s purchase commitment obligations, see Note 18 to the Consolidated Financial Statements.
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
The economy in Venezuela has been considered highly inflationary under U.S. GAAP since 2010. Accordingly, the Company had considered the U.S. dollar to be the functional currency of its Venezuelan operations and had used the official exchange rate when remeasuring the financial results of those operations since January 1, 2010. Economic conditions in Venezuela worsened considerably over the past several years with no indications that conditions were likely to improve in the foreseeable future. As a result, the Company sold its operations in Venezuela during the first quarter of 2025, recognizing a loss in the amount of $5.4 million, including $3.8 million of cumulative translation losses that were reclassified from accumulated other comprehensive income/(loss).
Turkey has been deemed to be a highly inflationary economy under U.S. GAAP since the first quarter of 2022. Accordingly, the Company considers the U.S. dollar to be the functional currency of its operations in Turkey and has remeasured monetary assets and liabilities denominated in Turkish lira to U.S. dollars with changes recorded through earnings. The cumulative impact of applying highly inflationary accounting to Turkey has been a pretax charge to earnings of $9.2 million ($7.1 million after tax), including $1.3 million ($1.0 million after tax) during 2025. The magnitude of future earnings impacts, however, is uncertain as such impacts are dependent upon unpredictable movements in the Turkish lira relative to the U.S. dollar. In addition to remeasurement-related charges, significant deterioration in the Turkish economy could result in the recognition of future impairment charges. However, the Company believes its exposure is limited to its net investment in Turkey, which was approximately $54.7 million as of December 31, 2025.
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
At December 31, 2025, the Company had derivative contracts outstanding to hedge the prices on a portion of anticipated aluminum purchases. These contracts, some of which qualify as cash flow hedges, include aluminum swaps totaling 6,133 metric tons. The total fair market value of these instruments resulted in a net gain position of $1.7 million and $1 million at December 31, 2025 and December 31, 2024, respectively. The amount of the gain included in accumulated other comprehensive income/(loss) at December 31, 2025 expected to be reclassified to the income statement during the next twelve months is $1.5 million. The Company also has certain natural gas hedges that are not designated as cash flow hedges.
The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales and purchases expected to occur in 2026. The total market value of these instruments resulted in a net gain position of $49 thousand at December 31, 2025 and a net loss position of $1.8 million at December 31, 2024. At December 31, 2025, the total notional amount of these contracts, in U.S. dollar terms, was $157 million, of which $(23) million related to the Canadian dollar, $22 million to the Euro, $52 million to the British pound, $(13) million to the Polish zloty, $39 million to the US Dollar, and $2 million to all other currencies for USD contracts and $42 million related to the Euro, $73 million to the British pound, $(56) million to the Polish zloty, $21 million to the US Dollar, and $(2) million to all other currencies for Euro contracts. In addition, the Company had various currency contracts outstanding to hedge the currency exposure of intercompany debt and foreign currency denominated receivables and payables. Although placed as economic hedges, the Company does not apply hedge accounting to these instruments. As such, changes in fair value are recorded directly to income and expense in the periods that they occur.
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
The gain or loss on the net investment hedge derivative instruments is included in the “Foreign currency translation” component of “Accumulated other comprehensive income/(loss)” until the net investment is sold, diluted, or liquidated. Interest payments received for the cross-
40 FORM 10-K SONOCO 2025 ANNUAL REPORT

currency swaps are excluded from the net investment hedge effectiveness assessment and are recorded in “Interest expense” in the Company’s Consolidated Statements of Income. The assumptions used in measuring fair value of the cross-currency swaps are considered level 2 inputs, which are based upon the Euro-to-U.S. dollar exchange rate market.
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
The fair value of the Company’s net investment hedges was a loss position of $207.2 million and a gain position of $11.9 million at December 31, 2025 and December 31, 2024, respectively. Foreign currency translation loss of $154.4 million (net of income taxes of $52.8 million) and gain of $8.9 million (net of income taxes of $3.0 million) were reported as components of “Accumulated other comprehensive income/(loss)” within “Foreign currency items” at December 31, 2025 and December 31, 2024, respectively.
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
The total fair market value of the Company’s derivatives was a net unfavorable position of $206.6 million and a net favorable position of $8.0 million at December 31, 2025 and December 31, 2024, respectively. Derivatives are marked to fair value using published market prices, if available, or using estimated values based on current price quotes and a discounted cash flow model. See Note 12 to the Consolidated Financial Statements for more information on financial instruments.
The Company has an investment in preferred stock of a nonaffiliated private company that is accounted for under the measurement alternative of cost less impairment, adjusted for any qualifying observable price changes. Observable price changes would consist of Level 2 inputs based on privately negotiated transactions with the nonaffiliated company. The preferred stock balance of $21.2 million is included in “Other Assets” in the Company’s Consolidated Balance Sheet as of December 31, 2025.
The Company is subject to various federal, state and local environmental laws and regulations in the United States and in each of the countries where we conduct business, concerning, among other matters, solid waste disposal, wastewater effluent and air emissions. Although the costs of compliance have not been significant due to the nature of the materials and processes used in manufacturing operations, such laws also make generators of hazardous wastes and their legal successors financially responsible for the cleanup of sites contaminated by those wastes. The Company has been named a potentially responsible party at several environmentally contaminated sites. These regulatory actions and a small number of private party lawsuits are believed to represent the Company’s largest potential environmental liabilities. The Company had accrued $1.8 million at December 31, 2025 with respect to these sites. See “Environmental Charges” in Item 3 – Legal Proceedings and Note 18 to the Consolidated Financial Statements for more information on environmental matters.
Critical Accounting Estimates
The MD&A is based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and assumptions on an ongoing basis, including but not limited to those related to inventories, bad debts, derivatives, income taxes, share-based compensation, goodwill, intangible assets, restructuring, pension and other postretirement benefits, environmental liabilities, and contingencies and litigation. Estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities and may not be readily apparent from other sources. Actual results could differ from those estimates. The impact of, and any associated risks related to, estimates, assumptions and accounting policies are discussed in the MD&A, as well as in the Notes to the Consolidated Financial Statements, if applicable, where such estimates, assumptions and accounting policies affect the Company’s reported and expected financial results.
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
41 FORM 10-K SONOCO 2025 ANNUAL REPORT

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
When performing a quantitative analysis, the Company estimates the fair value of its reporting units using a weighted average of the income and market approaches. Under the income approach, the Company uses a discounted cash flow model based on projections of future years’ operating results and associated cash flows. The Company’s assessments reflect significant management assumptions and estimates related to the Company’s forecast of sales growth during the discrete period, EBITDA, and discount rates, which are validated by observed comparable trading and transaction multiples based on guideline public companies under the market approach. The Company’s model discounts projected future cash flows, forecasted over a five-year period, with an estimated residual growth rate. The Company’s projections incorporate management’s estimates of the most-likely expected future results. Projected future cash flows are discounted to present value using a discount rate that management believes is appropriate for the reporting unit.
The Company’s assessments, whether qualitative or quantitative, incorporate management’s expectations for the future, including forecasted growth rates and/or margin improvements. Therefore, should there be changes in the relevant facts and circumstances and/or expectations, management’s conclusions regarding goodwill impairment may change as well.
42 FORM 10-K SONOCO 2025 ANNUAL REPORT

In considering the level of uncertainty regarding the potential for goodwill impairment, management has concluded that any such impairment would, in most cases, likely be the result of adverse changes in more than one assumption. Management considers the assumptions used to be its best estimates across a range of possible outcomes based on available evidence at the time of the assessment. Other than in the Metal Packaging EMEA and Global Paper Products APAC reporting units, which are discussed below, there is no specific singular event or single change in circumstances management has identified that it believes could reasonably result in a change to the expected future results in any of its reporting units significant enough to result in goodwill impairment. In the case of Metal Packaging EMEA, the lower differential between the fair value and carrying value of the reporting unit is due to the acquisition of Eviosys in December 2024, at which time the majority of assets and liabilities acquired were recorded at fair value. In management’s opinion, a change of such magnitude would more likely be the result of changes to some combination of the factors identified above, a general deterioration in competitive position, introduction of a superior technology, significant unexpected changes in customer preferences, an inability to pass through significant raw material cost increases, and other such items as identified in “Item 1A. Risk Factors” in this Annual Report on Form 10-K.
Although no reporting units failed the annual impairment test, in management’s opinion, the goodwill balances of the Metal Packaging EMEA and Global Paper Products APAC reporting units are individually at risk of impairment in the near term if each reporting unit’s operation does not perform in line with management’s expectations, or if there is a negative change in the long-term financial outlook for each reporting unit or in other factors such as the particular discount rates used. Total goodwill associated with the Metal Packaging EMEA and Global Paper Products APAC reporting units was $1,397.0 million and $26.9 million, respectively at December 31, 2025.
Sensitivity Analysis
In the annual goodwill impairment analysis completed during the third quarter of 2025, projected future cash flows for the Metal Packaging EMEA and Global Paper Products APAC reporting units were discounted at 12.0% and 13.0%, respectively, and their estimated fair values were determined to exceed their carrying values by approximately 3.1% and 9.0%, respectively. Based on an equal weighting of the income and market approaches, and holding other valuation assumptions constant, the discount rates for the Metal Packaging EMEA and Global Paper Products APAC reporting units would have to increase to 12.7% and 15.4%, respectively, or projected EBITDA across all future periods would have to be reduced by approximately 3.0% and 8.4%, respectively, in order for the estimated fair values of the reporting units to fall below their individual carrying values.
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
Share-Based Compensation Plans
The Company utilizes share-based compensation in the form of restricted stock units (“RSUs”), performance contingent restricted stock units (“PCSUs”), and other share-based awards. The fair value of the Company’s RSUs is equal to the closing price of the Company’s stock on the date of grant discounted for any projected dividends that are not eligible to be received during the vesting period. The amount of share-based compensation expense associated with PCSUs is based on estimates of future performance using measures defined in the stock plan descriptions for each award granted. As of December 31, 2025, these performance measures include the following:
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
Changes in estimates regarding the future achievement of these performance measures may result in significant fluctuations from period to period in the amount of share-based compensation expense recognized in the Company’s Consolidated Financial Statements. Performance payouts for PCSU awards are also subject to adjustment by a total stock return modifier as determined by the Company’s relative performance within its targeted peer group for each grant. See Note 14 to the Consolidated Financial Statements for additional information on the Company’s share-based compensation plans.
Pension and Postretirement Benefit Plans
The Company has significant pension and postretirement benefit liabilities and costs that are measured using actuarial valuations. The largest of the Company’s pension and postretirement plans include the U.S.-based Sonoco Pension Plan, the U.S. nonqualified retirement plans, the U.S. Retirement and Retiree Health and Life Insurance Plan, the Sonoco U.K. Retirement Benefits Plan, and several defined benefit plans assumed by the Company upon its acquisition of Eviosys on December 4, 2024 (the “Eviosys Plans”). As of December 31, 2025, the total benefit obligation of the Company’s pension and postretirement benefit plans was $483.3 million and the total assets of these plans were $320.5 million, resulting in a net unfunded pension and postretirement plan obligation of $162.9 million.
The actuarial valuations used to evaluate the plans employ key assumptions that can have a significant effect on the calculated amounts. The key assumptions used at December 31, 2025 in determining the PBO for retirement plans and the accumulated benefit obligation for retiree
43 FORM 10-K SONOCO 2025 ANNUAL REPORT

health and life insurance plans include discount rates and rates of compensation increase. The key assumptions used to determine the 2025 net periodic benefit cost for retirement and retiree health and life insurance plans include discount rates, expected long-term rate of return on plan assets, and rates of compensation increase.
The Company adjusts its discount rates at the end of each fiscal year based on yield curves of high-quality debt instruments over durations that match the expected benefit payouts of each plan. The expected rate of return assumption is derived by taking into consideration the targeted plan asset allocation, projected future returns by asset class and active investment management. A third-party asset return model is used to develop an expected range of returns on plan investments over a 12- to 30-year period, with the expected rate of return selected from a best estimate range within the total range of projected results. The Company periodically rebalances its plan asset portfolio in order to maintain the targeted allocation levels. The rate of compensation increase assumption is generally based on salary and incentive compensation increases.
The sensitivity to changes in the critical assumptions for the Company’s U.S. and U.K. based plans and Eviosys Plans as of December 31, 2025, is as follows:

Assumption ($ in millions)	Percentage Point Change	Projected Benefit Obligation Higher/(Lower)	Annual Expense Higher/(Lower)
Discount rate	0.25% decrease	$12.2	$0.4
Expected return on assets	0.25% decrease	N/A	$0.7
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
Item 8. Financial Statements and Supplementary Data.
The Consolidated Financial Statements and Notes to the Consolidated Financial Statements are provided on pages F-1 through F-50 of this report.
44 FORM 10-K SONOCO 2025 ANNUAL REPORT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Sonoco Products Company
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sonoco Products Company and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of income, comprehensive income, changes in total equity and cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

F-1 FORM 10-K SONOCO 2025 ANNUAL REPORT

Goodwill Impairment Assessment – Metal Packaging EMEA Reporting Unit

As described in Notes 1 and 9 to the consolidated financial statements, the Company’s goodwill balance was $2.5 billion as of December 31, 2025, and the goodwill associated with the Metal Packaging EMEA reporting unit was $1.4 billion. Management assesses goodwill for impairment annually during the third quarter, or from time to time when warranted by the facts and circumstances surrounding individual reporting units or the Company as a whole. As disclosed by management, if the fair value of a reporting unit exceeds the carrying value of that reporting unit, there is no impairment. If the carrying value of a reporting unit exceeds the fair value of that reporting unit, an impairment charge to goodwill is recognized for the excess. When performing a quantitative analysis, management estimates the fair value of its reporting units using a weighted average of the income approach (a discounted cash flow model) and market approach (a guideline public companies model). Fair value estimated using a discounted cash flow model reflects significant management assumptions and estimates including the forecast of sales growth during the discrete period, EBITDA, and the discount rate.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Metal Packaging EMEA reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management's significant assumptions related to the forecast of sales growth during the discrete period, EBITDA, and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Metal Packaging EMEA reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Metal Packaging EMEA reporting unit; (ii) evaluating the appropriateness of the discounted cash flow model (income valuation approach) used by management; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow model (income valuation approach); and (iv) evaluating the reasonableness of the significant assumptions used by management related to the forecast of sales growth during the discrete period, EBITDA, and the discount rate. Evaluating management’s assumptions related to the forecast of sales growth during the discrete period and EBITDA involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Metal Packaging EMEA reporting unit; (ii) the consistency with external market data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow model (income valuation approach), and (ii) the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 26, 2026

We have served as the Company’s auditor since 1967.

F-2 FORM 10-K SONOCO 2025 ANNUAL REPORT

CONSOLIDATED BALANCE SHEETS
Sonoco Products Company

(Dollars and shares in thousands) At December 31	2025	2024
Assets
Current Assets
Cash and cash equivalents	$378,398	$431,010
Trade accounts receivable, net of allowances of $12,512 in 2025 and $10,989 in 2024	842,810	907,526
Other receivables	178,755	175,877
Inventories	1,121,009	1,016,139
Prepaid expenses	125,352	197,134
Current assets of discontinued operations	—	450,874
Total Current Assets	2,646,324	3,178,560
Property, Plant and Equipment, Net	2,797,800	2,718,747
Goodwill	2,511,611	2,525,657
Other Intangible Assets, Net	2,683,474	2,586,698
Deferred Income Taxes	54,449	17,371
Right of Use Asset-Operating Leases	307,450	307,688
Other Assets	161,226	208,759
Noncurrent Assets of Discontinued Operations	—	964,310
Total Assets	$11,162,334	$12,507,790
Liabilities and Equity
Current Liabilities
Payable to suppliers	$1,084,152	$1,130,500
Accrued expenses and other payables	638,770	463,543
Accrued wages and other compensation	138,982	140,912
Notes payable and current portion of long-term debt	537,952	2,054,525
Accrued taxes	128,821	6,755
Current liabilities of discontinued operations	—	242,056
Total Current Liabilities	2,528,677	4,038,291
Long-term Debt	3,788,973	4,985,496
Noncurrent Operating Lease Liabilities	263,192	258,735
Pension and Other Postretirement Benefits	177,976	180,827
Deferred Income Taxes	557,034	583,470
Other Liabilities	214,650	60,847
Noncurrent Liabilities of Discontinued Operations	—	113,911
Total Liabilities	7,530,502	10,221,577
Commitments and Contingencies (Note 18)
Sonoco Shareholders’ Equity
Serial preferred stock, no par value
Authorized 30,000 shares
0 shares issued and outstanding as of December 31, 2025 and 2024
Common shares, no par value
Authorized 300,000 shares
98,634 and 98,260 shares issued and outstanding as of December 31, 2025 and 2024, respectively	7,175	7,175
Capital in excess of stated value	191,855	183,250
Accumulated other comprehensive income/(loss)	37,204	(502,734)
Retained earnings	3,377,647	2,583,923
Total Sonoco Shareholders’ Equity	3,613,881	2,271,614
Noncontrolling Interests	17,951	14,599
Total Equity	3,631,832	2,286,213
Total Liabilities and Equity	$11,162,334	$12,507,790
The Notes beginning on page F-8 are an integral part of these consolidated financial statements.
F-3 FORM 10-K SONOCO 2025 ANNUAL REPORT

CONSOLIDATED STATEMENTS OF INCOME
Sonoco Products Company

(Dollars and shares in thousands except per share data) Years ended December 31	2025	2024	2023
Net sales	$7,518,753	$5,305,365	$5,441,426
Cost of sales	5,944,340	4,166,132	4,238,857
Gross profit	1,574,413	1,139,233	1,202,569
Selling, general and administrative expenses	862,180	723,833	644,540
Restructuring/Asset impairment charges, net	66,215	65,370	47,909
Gain/(Loss) on divestiture of business and other assets	371,717	(23,452)	78,929
Operating profit	1,017,735	326,578	589,049
Non-operating pension costs	12,215	13,842	14,312
Interest expense	233,485	172,620	135,393
Interest income	20,547	27,570	10,026
Other (expense)/income, net	(27,481)	(104,200)	39,657
Income from continuing operations before income taxes	765,101	63,486	489,027
Provision for income taxes	183,586	5,509	119,730
Income before equity in earnings of affiliates	581,515	57,977	369,297
Equity in earnings of affiliates, net of tax	9,523	9,588	10,347
Net income from continuing operations	591,038	67,565	379,644
Net income from discontinued operations	412,348	96,375	96,257
Net income	1,003,386	163,940	475,901
Net (income)/loss from continuing operations attributable to noncontrolling interests	(375)	180	(768)
Net income from discontinued operations attributable to noncontrolling interests	—	(171)	(174)
Net income attributable to Sonoco	$1,003,011	$163,949	$474,959
Weighted average common shares outstanding:
Basic	99,124	98,637	98,294
Assuming exercise of awards	447	653	596
Diluted	99,571	99,290	98,890
Per common share:
Basic earnings per common share:
Continuing operations	$5.96	$0.69	$3.85
Discontinued operations	4.16	0.97	0.98
Basic earnings per share attributable to Sonoco	$10.12	$1.66	$4.83
Diluted earnings per common share:
Continuing operations	$5.93	$0.68	$3.83
Discontinued operations	4.14	0.97	0.97
Diluted earnings per share attributable to Sonoco	$10.07	$1.65	$4.80
The Notes beginning on page F-8 are an integral part of these consolidated financial statements.

F-4 FORM 10-K SONOCO 2025 ANNUAL REPORT

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Sonoco Products Company

(Dollars in thousands) Years ended December 31	2025	2024	2023
Net income	$1,003,386	$163,940	$475,901
Other comprehensive income/(loss):
Foreign currency translation adjustments	536,942	(143,730)	70,308
Changes in defined benefit plans, net of tax	2,655	9,014	(8,654)
Changes in derivative financial instruments, net of tax	2,125	(2,133)	1,737
Other comprehensive income/(loss)	541,722	(136,849)	63,391
Comprehensive income	1,545,108	27,091	539,292
Net (income)/loss attributable to noncontrolling interests-continuing operations	(375)	180	(768)
Net income attributable to noncontrolling interests-discontinued operations	—	(171)	(174)
Other comprehensive (income)/loss attributable to noncontrolling interests	(1,784)	377	430
Comprehensive income attributable to Sonoco	$1,542,949	$27,477	$538,780
The Notes beginning on page F-8 are an integral part of these consolidated financial statements.

F-5 FORM 10-K SONOCO 2025 ANNUAL REPORT

CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL EQUITY
Sonoco Products Company

(Dollars and shares in thousands)	Total Equity	Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Non- controlling Interests
		Outstanding	Amount
January 1, 2023	$2,072,797	97,645	$7,175	$140,539	$(430,083)	$2,348,183	$6,983
Net income	475,901					474,959	942
Other comprehensive income/(loss):
Translation gain/(loss)	70,308				70,738		(430)
Defined benefit plan adjustment[1]	(8,654)				(8,654)
Derivative financial instruments[1]	1,737				1,737
Other comprehensive income/(loss)	63,391				63,821		(430)
Dividends	(198,762)					(198,762)
Issuance of stock awards	1,345	488		1,345
Shares repurchased	(10,617)	(176)		(10,617)
Share-based compensation	27,780			27,780
December 31, 2023	$2,431,835	97,957	$7,175	$159,047	$(366,262)	$2,624,380	$7,495
Net income/(loss)	163,940					163,949	(9)
Other comprehensive (loss)/income:
Translation loss	(143,730)				(143,353)		(377)
Defined benefit plan adjustment[1]	9,014				9,014
Derivative financial instruments[1]	(2,133)				(2,133)
Other comprehensive loss	(136,849)				(136,472)		(377)
Divestiture of non-controlling interest	(2,043)						(2,043)
Non-controlling interest from acquisition	9,533						9,533
Dividends	(204,406)					(204,406)
Issuance of stock awards	915	467		915
Shares repurchased	(9,246)	(164)		(9,246)
Share-based compensation	29,659			29,659
Other	2,875			2,875
December 31, 2024	$2,286,213	98,260	$7,175	$183,250	$(502,734)	$2,583,923	$14,599
Net income	1,003,386					1,003,011	375
Other comprehensive income:
Translation gain	536,942				535,158		1,784
Defined benefit plan adjustment[1]	2,655				2,655
Derivative financial instruments[1]	2,125				2,125
Other comprehensive income	541,722				539,938		1,784
Divestiture of non-controlling interest	(910)						(910)
Non-controlling interest from acquisition	2,346						2,346
Dividends	(209,287)					(209,287)
Dividends paid to noncontrolling interest	(243)						(243)
Issuance of stock awards	1,244	602		1,244
Shares repurchased	(10,930)	(228)		(10,930)
Share-based compensation	18,044			18,044
Other	247			247
December 31, 2025	$3,631,832	98,634	$7,175	$191,855	$37,204	$3,377,647	$17,951

[1]	net of tax
The Notes beginning on page F-8 are an integral part of these consolidated financial statements.
F-6 FORM 10-K SONOCO 2025 ANNUAL REPORT

CONSOLIDATED STATEMENTS OF CASH FLOWS
Sonoco Products Company

(Dollars in thousands) Years ended December 31	2025	2024	2023
Cash Flows from Operating Activities
Net income	$1,003,386	$163,940	$475,901
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments	12,532	17,027	26,445
Depreciation and amortization	519,356	374,859	340,988
Share-based compensation expense	18,044	29,659	27,780
Net loss on foreign currency remeasurement	—	113,697	—
Equity in earnings of affiliates, net of tax	(9,523)	(9,588)	(10,347)
Cash dividends from affiliated companies	24,822	11,926	9,389
Net gain on disposition of assets	(22,631)	(55)	(65,947)
Net (gain)/loss on divestiture of business	(978,350)	23,452	(57,104)
Gain on remeasurement of investment in affiliated companies	—	(6,012)	—
Pension and postretirement plan expense	17,846	17,477	17,460
Pension and postretirement plan contributions	(22,284)	(19,633)	(14,662)
Net decrease in deferred taxes	(22,758)	(55,715)	(12,209)
Change in assets and liabilities, net of effects from acquisitions, divestitures and foreign currency adjustments:
Trade accounts receivable	97,885	17,763	24,935
Inventories	(80,901)	(13,269)	342,713
Payable to suppliers	(87,547)	123,615	(148,841)
Prepaid expenses	42,440	(19,144)	1,394
Income taxes payable and other income tax items	125,984	(11,269)	(28,286)
Accrued expenses and other assets and liabilities	51,481	75,115	(46,691)
Net cash provided by operating activities	689,782	833,845	882,918
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(344,023)	(393,235)	(363,077)
Cost of acquisitions, net of cash acquired[1]	16,528	(3,793,569)	(372,616)
Proceeds from the sale of business, net	2,470,145	80,996	33,237
Proceeds from the sale of assets, net	46,968	15,649	80,339
Proceeds from settlement of net investment hedge	—	9,068
Cash settlement of forward contract	—	(34,414)	—
Investments in affiliated companies and other net investing proceeds	6,469	9,978	2,781
Net cash provided/(used) by investing activities	2,196,087	(4,105,527)	(619,336)
Cash Flows from Financing Activities
Proceeds from issuance of debt	66,712	4,061,319	962,557
Principal repayment of debt	(2,830,688)	(151,534)	(1,112,917)
Net (decrease)/increase in book cash overdrafts	(3,705)	(8,676)	6,408
Payment of loan financing costs	—	(19,000)	—
Payment of contingent consideration	—	(948)	—
Dividends paid to noncontrolling interests	(243)	—	—
Cash dividends	(208,106)	(203,492)	(197,416)
Payments for share repurchases	(10,930)	(9,246)	(10,617)
Net cash (used)/provided by financing activities	(2,986,960)	3,668,423	(351,985)
Effects of Exchange Rate Changes on Cash	36,429	(105,618)	12,902
(Decrease)/Increase in Cash and Cash Equivalents	(64,662)	291,123	(75,501)
Cash and cash equivalents at beginning of year	443,060	151,937	227,438
Cash and cash equivalents at end of year	$378,398	$443,060	$151,937
Supplemental Schedule of Non-Cash Investing Activities:
Non-cash additions to property, plant and equipment	$26,368	$29,561	$23,168
Supplemental Disclosures:
Interest paid, net of amounts capitalized	$260,526	$151,182	$135,910
Income taxes paid, net of refunds	$264,901	$92,427	$189,773
1The Company received a final net working capital settlement of $16,528 during 2025 related to the acquisition of Titan Holdings I B.V. (“Eviosys”).
The Notes beginning on page F-8 are an integral part of these consolidated financial statements.
F-7 FORM 10-K SONOCO 2025 ANNUAL REPORT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Sonoco Products Company (dollars in thousands except per share data)

1. Summary of significant accounting policies
Basis of presentation
The Consolidated Financial Statements include the accounts of Sonoco Products Company and its majority-owned subsidiaries (the “Company” or “Sonoco”) after elimination of intercompany accounts and transactions.
On December 18, 2024, the Company announced that it had entered into an agreement to sell its Thermoformed and Flexibles Packaging business and its global Trident business (collectively, “TFP”) to TOPPAN Holdings Inc. (“Toppan”). The sale, which reflects the completion of the Company’s previously announced strategic review of TFP, closed on April 1, 2025. In accordance with applicable accounting guidance, the results of TFP, previously part of the Company’s Consumer Packaging segment, are presented as discontinued operations in the Consolidated Statements of Income and, as such, have been excluded from both continuing operations and segment results for all periods presented in this Annual Report on Form 10-K. Further, the Company reclassified the assets and liabilities of TFP as assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of December 31, 2024. The Consolidated Statements of Comprehensive Income, Changes in Total Equity, and Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations. All amounts, percentages and disclosures for all periods presented in this Annual Report on Form 10-K reflect only the continuing operations of Sonoco unless otherwise noted. See Note 2 for additional information. Certain prior period financial information has been reclassified to conform with the current period presentation.
Investment in affiliates
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
Affiliated companies over which the Company exercised a significant influence at December 31, 2025, included:

Entity	Ownership Interest
Cascades Conversion, Inc.	50.0%
Cascades Sonoco, Inc.	50.0%
ISI Robotics, LLC	32.3%
Showa Products Company Ltd.	22.2%
Papertech Energía, S.L.	25.0%
Weidenhammer New Packaging, LLC	40.0%
The Company has certain other equity investments in which it is not able to exercise significant influence that are accounted for under the measurement alternative (i.e., cost less impairment, adjusted for any qualifying observable price changes). These include a 19.5% ownership in a small tubes and cores business in Chile and a 39.9% ownership interest in a small South Carolina-based designer and manufacturer of sustainable protective packaging solutions, increased from 20.5% during the second quarter of 2024. See Note 4 for additional information.
The Company’s 2.7% equity interest in Northstar Recycling Company, LLC (“Northstar”), previously accounted for under the measurement alternative, was sold on December 23, 2024. This investment was acquired on January 26, 2023, as part of the sale of its Sonoco Sustainability Solutions (“S3”) business to Northstar. See Note 4 for additional information.
In the fourth quarter of 2025, the Company received cash dividends from Cascades Conversion, Inc. and Cascades Sonoco, Inc.(collectively, “Cascades”) totaling $26,266. The Company determined that a total of $19,811 of the Cascades dividends represented a return on investment and included these in net cash provided by operating activities under the caption “Cash dividends from affiliated companies” in the Company’s Consolidated Statements of Cash Flows for the year ended December 31, 2025. The remaining Cascades dividends of $6,455 were determined to represent a return of investment and were included in net cash provided/(used) by investing activities under the caption “Investments in affiliated companies and other net investing proceeds” in the Company’s Consolidated Statements of Cash Flows for the year ended December 31, 2025.
The aggregate carrying value of equity investments is reported in “Other Assets” in the Company’s Consolidated Balance Sheets and totaled $49,644 and $67,801 at December 31, 2025 and 2024, respectively.
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
The Company has rebate agreements with certain customers. These rebates are recorded as reductions of sales and are accrued using sales data and rebate percentages specific to each customer agreement. Accrued customer rebates are included in “Accrued expenses and other payables” in the Company’s Consolidated Balance Sheets.
F-8 FORM 10-K SONOCO 2025 ANNUAL REPORT

Payment terms under the Company’s arrangements are typically short term in nature. The Company provides prompt payment discounts to certain customers if invoices are paid within a predetermined period. Prompt payment discounts are determinable within a short period after the originating sale and like sales returns, are treated as a reduction of revenue.
Accounts receivable and allowance for doubtful accounts
The Company’s trade accounts receivable are non-interest bearing and are recorded at the invoiced amounts. The allowance for doubtful accounts represents the Company’s best estimate of the amount of expected credit losses in existing accounts receivable. The Company performs an evaluation of lifetime expected credit losses inherent in its accounts receivable at each balance sheet date. Such an evaluation includes consideration of historical loss experience, trends in customer payment frequency, present economic conditions, and judgment about the future financial health of its customers and industry sector. The allowance for doubtful accounts is monitored on a regular basis and adjustments are made as needed to ensure that the account properly reflects the Company’s best estimate of uncollectible trade accounts receivable. Account balances are charged off against the allowance for doubtful accounts when the Company determines that the receivable will not be recovered.
No single customer comprised 10% or more of the Company’s consolidated net sales in 2025, 2024 or 2023, nor did the receivables balance from any single customer comprise 10% or more of the Company’s total trade accounts receivable at December 31, 2025 or December 31, 2024.
The Company engages with third-party financial institutions to sell certain trade accounts receivables from customers in order to accelerate its cash collection cycle. In addition, the Company also participates in supply chain finance arrangements promoted by certain of its customers. Receivables transferred under both these arrangements generally meet the requirements to be accounted for as a true sale in accordance with guidance under Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing,” resulting in derecognition of such receivables from the Company’s consolidated balance sheets. The sales under these arrangements are made without recourse and the Company’s only continuing involvement with the sold receivables is providing collection services related to the transferred assets. The servicing fees for these arrangements are immaterial to the financial statements given the short-term nature of our arrangements. In total, approximately 10% and 12% of the Company’s consolidated net sales were subject to settlement under these arrangements in 2025 and 2024, respectively.
The acquisition of Eviosys on December 4, 2024, included arrangements under which certain trade receivables sold to third-party financial institutions are made with recourse and therefore do not meet the requirements under ASC 860 to be accounted for as a true sale with derecognition of such receivables from the Company’s consolidated balance sheets. Accordingly, receivables sold under such arrangements totaling $73,487 were included in “Notes payable and current portion of long-term debt” in the Company’s Consolidated Balance Sheets at December 31, 2024. All of these obligations had been settled as of December 31, 2025.
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
Research and development
Research and development costs are charged to expense as incurred and include salaries and other directly related expenses. Research and development costs totaling approximately $21,500 in 2025, $23,000 in 2024 and $23,900 in 2023 are included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income.
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
Inventories
The majority of the Company’s inventories are accounted for using the first-in, first-out (FIFO) method or average cost methods and are stated at the lower of cost or net realizable value.
The last in, first out (“LIFO”) method is used for the valuation of certain of the Company’s domestic inventories, primarily metal, internally manufactured paper and paper purchased from third parties, and approximated 9% of total inventories at both December 31, 2025 and December 31, 2024. Inventories accounted for using the LIFO method are stated at the lower of cost or market. If the FIFO method of accounting had been used for all inventories, total inventory would have been higher by $33,323 and $33,265 at December 31, 2025 and 2024, respectively.
F-9 FORM 10-K SONOCO 2025 ANNUAL REPORT

Details of the Company’s inventory balances at December 31, 2025 and 2024 are as follows:

	2025	2024
Inventories:
Finished goods	$370,303	$359,086
Work in process	161,313	135,004
Materials and supplies	589,393	522,049
Inventories	$1,121,009	$1,016,139
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
In determining the fair value of the reporting units, management considers both the income approach and the market approach. Fair value is estimated using a discounted cash flow model (income valuation approach) based on projections of future years’ operating results and associated cash flows combined with comparable trading and transaction multiples based on guideline public companies. The calculated estimated fair value of the reporting unit reflects a number of significant management assumptions and estimates including the forecast of sales growth during the discrete period, EBITDA, and discount rates. Changes in these assumptions could materially impact the estimated fair value.
The Company’s projections incorporate management’s best estimates of the expected future results, which include expectations related to new and retained business and future operating margins. Projected future cash flows are then discounted to present value using a discount rate management believes is commensurate with the risks inherent in the cash flows.
Impairment of long-lived, intangible and other assets
Other intangible assets are amortized using the straight-line method when management has determined that the straight-line method approximates the pattern of consumption of the respective intangible assets, or in relation to the specific pattern of consumption of the assets if the straight-line method does not provide a fair approximation of the consumption of benefits. The useful lives of the Company’s intangible assets generally range from 3 to 20 years. The Company has no intangibles with indefinite lives. The Company evaluates its intangible assets for impairment whenever indicators of impairment exist.
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
F-10 FORM 10-K SONOCO 2025 ANNUAL REPORT

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
The Company recognizes liabilities for uncertain income tax positions based on its estimate of whether it is more likely than not that additional taxes will be required and the Company reports related interest and penalties within the “Provision for income taxes” line item in the Consolidated Statements of Income.
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
The Company records its derivatives as assets or liabilities on the balance sheet at fair value using published market prices or estimated values based on current price and/or rate quotes and discounted estimated cash flows. Changes in the fair value of derivatives designated as accounting hedges are recognized in net income, and otherwise are recognized in other comprehensive income. Amounts in accumulated other comprehensive income/(loss) are reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. It is the Company’s policy not to speculate in derivative instruments.
Share-Based Compensation Plans
The Company utilizes share-based compensation in the form of restricted stock units (“RSUs”), performance contingent restricted stock units (“PCSUs”), and other share-based awards. The fair value of the Company’s RSUs is equal to the closing price of the Company’s stock on the date of grant discounted for any projected dividends that are not eligible to be received during the vesting period. The amount of share-based compensation expense associated with PCSUs is based on estimates of future performance using measures defined in the stock plan descriptions for each award granted. As of December 31, 2025, these performance measures include the following:
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
For the awards granted in 2025 and 2024, the performance payout will be subject to adjustment by a total stock return modifier as determined by the Company’s relative performance within its targeted peer group for each grant. Changes in estimates regarding the future achievement of these performance measures may result in significant fluctuations from period to period in the amount of share-based compensation expense recognized in the Company’s Consolidated Financial Statements.
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
The Company adjusts its discount rates at the end of each fiscal year based on yield curves of high-quality debt instruments over durations that match the expected benefit payouts of each plan. The expected rate of return assumption is derived by taking into consideration the targeted plan asset allocation, projected future returns by asset class and active investment management. A third-party asset return model is used to develop an expected range of returns on plan investments over a 12- to 30-year period, with the expected rate of return selected from a best estimate range within the total range of projected results. The Company periodically re-balances its plan asset portfolio in order to maintain the targeted allocation levels. The rate of compensation increase assumption is generally based on salary and incentive compensation increases.
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
F-11 FORM 10-K SONOCO 2025 ANNUAL REPORT

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
Reportable segments
The Company identifies its reportable segments by evaluating the level of detail reviewed by the chief operating decision maker and the similarities among operating segments related to gross profit margins, nature of products sold, nature of the production processes, type and class of customer, methods used to distribute products, and nature of the regulatory environment. Of these factors, the Company believes that the most significant in determining the aggregation of operating segments are the nature of the products and the type of customers served. The Company’s operating and reporting structure consists of two reportable segments, Consumer Packaging and Industrial Paper Packaging, with all remaining businesses reported as All Other. Effective January 1, 2026, the All Other business will be reported within the Industrial Paper Packaging segment and the use of All Other will be discontinued.
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
Foreign currency translation
The Company’s foreign operations are exposed to political, geopolitical, and cultural risks, but the risks are mitigated by diversification and the relative stability of the countries in which the Company has significant operations. Because the economy in Turkey is considered highly inflationary under GAAP, the Company considers the U.S. dollar to be the functional currency for these operations and uses the official exchange rate when remeasuring the financial assets and liabilities of these operations. The remeasurement adjustments are recorded against earnings within the Company’s Consolidated Statements of Income.
F-12 FORM 10-K SONOCO 2025 ANNUAL REPORT

2. Discontinued operations
As disclosed in Note 1, as a result of the Company entering into an agreement to sell TFP on December 18, 2024, the assets and liabilities of TFP were classified as discontinued operations in the Consolidated Balance Sheet as of December 31, 2024 as presented below:

2024
Cash and cash equivalents	$12,050
Trade accounts receivable, net of allowances of $2,582	209,379
Other receivables	46,001
Inventories
Finished and in process	80,573
Materials and supplies	94,083
Prepaid expenses	8,788
Current assets of discontinued operations	$450,874
Property, plant and equipment, net of accumulated depreciation of $465,923	262,662
Goodwill	502,621
Other intangible assets, net of accumulated amortization of $206,437	103,593
Deferred income taxes	262
Right of use asset-operating leases	75,855
Other assets	19,317
Noncurrent Assets of Discontinued Operations	$964,310
Payable to suppliers	172,720
Accrued expenses and other payables	62,562
Notes payable and current portion of long-term debt	6,774
Current liabilities of discontinued operations	$242,056
Long-term debt	29,850
Noncurrent operating lease liabilities	67,789
Deferred income taxes	15,928
Other liabilities	344
Noncurrent Liabilities of Discontinued Operations	$113,911

F-13 FORM 10-K SONOCO 2025 ANNUAL REPORT

The following table presents key components of “Net income from discontinued operations” for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023
Net sales	$320,678	$1,291,461	$1,339,866
Cost of sales	250,854	1,037,196	1,106,970
Gross profit	69,824	254,265	232,896
Selling, general and administrative expenses	31,607	122,488	97,131
Restructuring/Asset impairment charges, net	426	3,740	9,024
Gain on divestiture of business	606,633	—	—
Operating profit	644,424	128,037	126,741
Other (expense)/income, net	(182)	—	—
Interest expense[1]	24,911	13,396	1,293
Interest income	281	1,668	357
Income from discontinued operations before income taxes	619,612	116,309	125,805
Provision for income taxes	207,264	19,934	29,548
Net income from discontinued operations	412,348	96,375	96,257
Net income from discontinued operations attributable to noncontrolling interests	—	(171)	(174)
Net income attributable to discontinued operations	$412,348	$96,204	$96,083

Weighted average common shares outstanding:
Basic	99,124	98,637	98,294
Diluted	99,571	99,290	98,890

Per common share:
Net income attributable to discontinued operations:
Basic	$4.16	$0.97	$0.98
Diluted	$4.14	$0.97	$0.97
1 Includes $24,060 and $9,528 of interest expense in 2025 and 2024, respectively, relating to certain debt contractually required to be repaid by the Company upon completion of the TFP divestiture. No such interest expense is reflected in 2023 as the debt was drawn on December 2, 2024 and repaid on April 3, 2025. See Note 11 for additional information.
The following table presents significant cash flow items from discontinued operations for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023
Depreciation and amortization (a)	$(311)	$58,798	$58,959
Purchases of property, plant and equipment	$(5,572)	$(65,321)	$(55,624)
(a) Subsequent to entering the agreement to sell TFP on December 8, 2024, depreciation was no longer recognized on TFP’s property, plant and equipment, and amortization was no longer recognized on TFP’s other intangible assets or right of use assets-operating leases, in accordance with ASC 360, “Property, Plant, and Equipment.”

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

F-14 FORM 10-K SONOCO 2025 ANNUAL REPORT

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which modifies the rules on income tax disclosures to require disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The Company adopted this standard on a prospective basis as of January 1, 2025 and included the expanded annual disclosures in this Annual Report on Form 10-K.
Other than the pronouncements discussed above, there have been no other newly issued nor newly applicable accounting pronouncements that have had, or are expected to have, a material impact on the Company’s financial statements.
4. Acquisitions and divestitures
Eviosys Acquisition
On December 4, 2024, the Company completed the acquisition of all issued and outstanding equity interests in Eviosys from an affiliate of KPS Capital Partners, LP for net cash consideration of $3,789,826, partially reduced by a final working capital settlement for which the Company received $16,528 during the second quarter of 2025. Eviosys, now operated as Sonoco Metal Packaging EMEA in the Company’s Consumer Packaging segment, is a global supplier of metal packaging that produces food cans and ends, aerosol cans, metal closures and promotional packaging with a large metal food can manufacturing footprint in the EMEA region. The Company funded the Eviosys acquisition, including related fees and expenses, with the net proceeds from the registered public offering of senior unsecured notes, borrowings from two term loan facilities, and cash on hand. See Note 11 for more information.
In order to fund the Eviosys acquisition in euros, the Company entered into foreign currency forward contracts during the month of October 2024 with varying settlement dates to sell USD and buy euro. Upon settlement of these trades, the Company, a USD functional currency entity, held euro denominated cash balances between the date of settlement and the December 4, 2024 closing date of the acquisition. Such euro cash balances, being monetary assets, were subject to remeasurement in the intervening period between settlement and December 4, 2024, resulting in the recognition of a $113,697 remeasurement loss. This loss is reflected in “Other (expense)/income, net” in the Company’s Consolidated Statement of Income for the year ended December 31, 2024. The majority of the remeasurement loss was non-cash in nature; however, included in the remeasurement loss are cash payments to counterparties totaling $34,414 reflecting the settlement of a tranche of the foreign currency forward contracts. The Company no longer holds significant euro-denominated cash on its USD functional currency entity that would be subject to future remeasurement gain/loss.
During 2025, the Company finalized its valuation of the assets acquired and liabilities assumed in the Eviosys acquisition. The final fair values, reflecting adjustments made during the measurement period, are as follows:

	Initial Preliminary Allocation	Measurement Period Adjustments	Final Allocation
Trade accounts receivable	$300,385	$(5,151)	$295,234
Other receivables	114,634	2,009	116,643
Inventories	445,945	(12,938)	433,007
Prepaid expenses	47,509	(2,976)	44,533
Property, plant and equipment	1,057,779	(55,127)	1,002,652
Right of use asset - operating leases	43,566	5	43,571
Other intangible assets	1,967,678	42,379	2,010,057
Goodwill	1,285,518	(27,399)	1,258,119
Long-term deferred income taxes	39,023	14,853	53,876
Other assets	3,330	23	3,353
Payable to suppliers	(518,766)	1,673	(517,093)
Accrued expenses and other payables	(168,529)	(3,167)	(171,696)
Accrued wages and other compensation	(41,749)	(57)	(41,806)
Notes payable and current portion of long-term debt	(76,438)	(5)	(76,443)
Noncurrent operating lease liabilities	(32,022)	—	(32,022)
Pension and other postretirement benefits	(51,849)	(69)	(51,918)
Long-term debt	—	(34)	(34)
Deferred income taxes	(599,941)	31,772	(568,169)
Other long-term liabilities	(16,714)	27	(16,687)
Noncontrolling Interests	(9,533)	(2,346)	(11,879)
Net assets acquired	$3,789,826	$(16,528)	$3,773,298

Goodwill for Eviosys, $485,000 of which is expected to be deductible for income tax purposes, consists of increased access to certain markets and the value of the assembled workforce.

F-15 FORM 10-K SONOCO 2025 ANNUAL REPORT

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

Pro Forma Supplemental Information	Years Ended
Consolidated	December 31, 2024	December 31, 2023
Net sales	$7,546,920	$8,032,135
Net income from continuing operations	$157,389	$105,116
Net income attributable to Sonoco[1]	$253,593	$200,589
1 Includes results of discontinued operations
The pro forma information above does not project the Company’s expected results for any future period and gives no effect to any future synergistic benefits that may result from the combination or the costs of integrating the acquired operations with those of the Company. Pro forma information for the years ended December 31, 2024 and 2023 includes adjustments to depreciation, amortization, and income taxes based upon the final fair value allocation of the purchase price to Eviosys’ tangible and intangible assets acquired and liabilities assumed as though the acquisition had occurred on January 1, 2023. Interest expense on the additional debt issued by the Company to fund the acquisition and retention bonuses incurred related to the acquisition are also included in the pro forma information as if the acquisition had occurred on January 1, 2023. Transaction-related costs of $267,886, including the $113,697 remeasurement loss discussed above and charges related to fair value adjustments to acquisition-date inventory, incurred in 2024 are excluded from 2024 pro forma net income and are instead reflected in 2023 pro forma net income as though the acquisition had occurred on January 1, 2023.
Other Acquisitions
On June 1, 2024, the Company completed the purchase of a small tube and paper cone manufacturer in Brazil for $2,660. The financial results of this business are included in the Company’s Industrial Paper Packaging segment.
The Company completed two acquisitions during 2023 at a net cash cost of $372,616. On December 1, 2023, the Company completed the acquisition of Inapel Embalagens Ltda. (“Inapel”), a manufacturer of single-layer and multilayer materials for flexible packaging in Brazil, for net consideration of $64,390, including $59,228 of cash paid at closing. During the second quarter of 2024, the Company paid additional consideration in the amount of $2,340 and a final net working capital settlement in the amount of $489. As Inapel was one of the operations included in the April 1, 2025 divestiture of TFP, the acquired assets and liabilities are reflected as assets and liabilities of discontinued operations on the Company’s Consolidated Balance Sheet as of December 31, 2024. The remaining obligations to the seller as of December 31, 2024 totaled $2,333 and are reflected in “Current liabilities of discontinued operations.” These obligations were subsequently assumed by the buyers of TFP.
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
On September 8, 2023, the fair value of the Company’s 35% ownership interest in RTS Packaging was determined to be $59,472 based on the cash consideration exchanged for acquiring the remaining 65% ownership interest in RTS Packaging adjusted for the deemed payment of a control premium, and the carrying value of the 35% ownership interest in RTS Packaging was $8,654. The Company recognized a net gain of $44,029 resulting from this remeasurement to fair value and the reclassification of certain amounts related to the Company’s 35% ownership interest in RTS Packaging out of “Accumulated other comprehensive income/(loss),” including foreign currency translation losses of $2,033 and losses related to defined benefit pension plans of $4,756. The net gain from such remeasurement and reclassification was recorded in “Other (expense)/income, net” in the Company’s Consolidated Statements of Income for the year ended December 31, 2023.
The Company also recognized a loss of $7,086 on the settlement of a contract associated with the Chattanooga Mill. The contract was determined to have unfavorable terms given market conditions at the time of the acquisition. This loss is reflected in “Other (expense)/income, net” in the Company’s Consolidated Statements of Income for the year ended December 31, 2023. This loss, along with the settlement of a note receivable from RTS Packaging held by the Company on the acquisition date, are reflected as components of purchase consideration transferred in connection with these acquisitions.
F-16 FORM 10-K SONOCO 2025 ANNUAL REPORT

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
TFP Divestiture
On April 1, 2025, the Company completed the sale of TFP, part of the Consumer Packaging segment, to Toppan for net cash consideration of $1,807,493 paid at closing on a cash-free and debt-free basis. A final working capital settlement was reached in January 2026 that will require a payment of $15,211 to be made to the buyers during the first quarter of 2026. The Company has recorded a liability in this amount in “Accrued expenses and other payables” on its consolidated balance sheet as of December 31, 2025. This sale was the result of the Company’s continuing evaluation of its business portfolio and was consistent with the Company’s strategic and investment priorities. In connection with the TFP divestiture, the Company wrote off net assets totaling $1,112,489, reclassified $47,955 of cumulative translation adjustment losses from accumulated other comprehensive income/(loss) and incurred transaction fees of $25,205, resulting in a net pretax gain, including the final working capital settlement, of $606,633. The Company recognized a related tax provision of $199,457, for an after-tax gain of $407,176. The after tax gain is included in “Net income from discontinued operations” in the Company’s Consolidated Statements of Income for the year ended December 31, 2025. See Notes 1 and 2 for additional information. The majority of cash proceeds generated from this transaction were used to repay debt, as further described in Note 11.
ThermoSafe and Other Divestitures
On November 3, 2025, the Company completed the sale of ThermoSafe, part of the All Other group of businesses, to Arsenal for net cash consideration of $655,827 paid at closing on a cash-free and debt-free basis and subject to customary adjustments. The sale also allowed for additional consideration of up to $75,000 if certain performance measures for calendar year 2025 were met. However, as these performance measures were not met, no additional cash consideration is anticipated. In connection with the ThermoSafe divestiture, the Company wrote off net assets totaling $265,777, including $173,250 of goodwill, reclassified $1,197 of cumulative translation adjustment gains from accumulated other comprehensive income/(loss) and incurred transaction fees of $13,233, resulting in a net pretax gain of $378,014, which is included in “Gain/(Loss) on divestiture of business and other assets” in the Company’s Consolidated Statements of Income. The Company used the majority of the cash proceeds from the sale to pay down debt, as further described in Note 11.
On April 30, 2025, the Company completed the sale of a recycling facility in Asheville, North Carolina, part of the Industrial Paper Packaging segment, for cash proceeds of $3,924. The sale resulted in a loss of $2,114, which is included in “Gain/(Loss) on divestiture of business and other assets” in the Company’s Consolidated Statements of Income.
On March 2, 2025, the Company completed the sale of its tube and core operations in Venezuela, part of the Industrial Paper Packaging segment, in exchange for a receivable in the amount of $145. The sale resulted in a loss of $5,390, including $3,792 of cumulative translation losses that were reclassified from accumulated other comprehensive income/(loss). This loss is included in “Gain/(Loss) on divestiture of business and other assets” in the Company’s Consolidated Statements of Income.
On January 17, 2025, the Company completed the sale of a small construction tube operation in France, part of the Industrial Paper Packaging segment, for cash proceeds of $1,513 and recognized a gain of $1,207, which is included in “Gain/(Loss) on divestiture of business and other assets” in the Company’s Consolidated Statements of Income.
In November 2024, the Company completed the sale of two production facilities in China, both of which were part of the Company’s Industrial Paper Packaging segment, for $302. As a result of the sale, the Company reclassified $590 of cumulative translation losses from accumulated other comprehensive income/(loss) and recognized a loss of $25,607, which is included in “Gain/(Loss) on divestiture of business and other assets” in the Company’s Consolidated Statements of Income.
On April 1, 2024, the Company completed the sale of its Protective Solutions business (“Protexic”), part of the All Other group of businesses, to Black Diamond Capital Management, LLC (“Black Diamond”) for cash proceeds of $80,267 at closing. Upon final settlement of working capital in the third quarter of 2024, the Company paid Black Diamond $1,805. This business provided foam components and integrated material solutions for various industrial end markets. This sale was the result of the Company’s continuing evaluation of its business portfolio and is consistent with the Company’s strategic and investment priorities. In connection with the Protexic divestiture, the Company wrote off net assets totaling $74,644, including $16,559 of allocated goodwill and reclassified $2,913 of cumulative translation adjustment losses from accumulated other comprehensive loss, resulting in a net pretax gain of $905, which is included in “Gain/(Loss) on divestiture of business and other assets” in the Company’s Consolidated Statements of Income.
On July 1, 2023, the Company completed the sale of its U.S. BulkSak business, which consisted of the manufacturing and distribution of flexible intermediate bulk containers, plastic and fiber pallets, and custom fit liners and was a part of the Company’s Industrial Paper Packaging segment, to U.S. BulkSak Holdings, LLC. The cash selling price, as adjusted for the final working capital settlement, was $20,271 with net cash proceeds totaling $18,271 received in 2023 and the remaining $2,000 released to the Company from escrow in February 2025. As a result of the U.S. BulkSak divestiture, the Company wrote off net assets totaling $13,437, including $3,333 of allocated goodwill, and resulting in a net pretax gain of $6,834, which is included in “Gain/(Loss) on divestiture of business and other assets” in the Company’s Consolidated Statements of Income.
F-17 FORM 10-K SONOCO 2025 ANNUAL REPORT

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
On January 26, 2023, the Company completed the sale of its S3 business, a provider of customized waste and recycling management programs and part of the Company’s Industrial Paper Packaging segment, to Northstar. The Company received cash proceeds of $13,839 at closing. An additional $1,500 of cash proceeds were released to the Company from escrow in September 2024. The Company wrote off net assets totaling $4,274 as part of the divestiture of the business, including $3,042 of allocated goodwill, and recognized a pretax gain of $11,065 during the first quarter of 2023. In the second quarter of 2024, upon resolution of certain contingencies, the Company received cash proceeds and recognized an additional pretax gain of $1,250 on the sale. These gains are included in “Gain/(Loss) on divestiture of business and other assets” in the Company’s Consolidated Statements of Income for their respective periods.
On January 26, 2023, in connection with the sale of the S3 business, the Company acquired a 2.7% equity interest in Northstar valued at $5,000. This Company sold its equity interest in Northstar on December 23, 2024 for cash proceeds of $8,630. The resulting pretax gain of $3,630 is included in “Other (expense)/income, net” in the Company’s Consolidated Statements of Income for the year ended December 31, 2024.
The ThermoSafe and other divestitures did not represent a strategic shift for the Company or have a major effect on its operations or financial results. Consequently, these divestitures did not meet the criteria for reporting as discontinued operations. Cash proceeds from these sales were used to pay down debt and for general corporate purposes.
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
Additional Ownership Investment
During the second quarter of 2024, the Company increased its ownership investment in a small South Carolina-based designer and manufacturer of sustainable protective packaging solutions from 20.5% to 39.9%. The Company acquired its initial ownership interest in June 2022. The preferred stock investment increased by $18,512 during the second quarter of 2024, which included a $10,000 cash payment, a $5,400 remeasurement of the fair value of the existing investment, and a $2,500 conversion of the carrying value of the outstanding convertible notes into a preferred series stock investment, which yielded a $467 fair value increase and a $145 increase for interest income earned. The outstanding investment of $21,212 as of December 31, 2025 is included within “Other assets” in the Company’s Consolidated Balance Sheet. The remeasurement of the carrying value of the existing investment to fair value during the second quarter of 2024 resulted in a gain of $5,867 and interest income of $145, which are included in “Other (expense)/income, net” and “Interest income,” respectively, in the Company’s Consolidated Statements of Income.
Acquisition, Integration, and Divestiture-Related Costs
Acquisition, integration, and divestiture-related costs from continuing operations incurred in 2025, 2024 and 2023, were as follows:

	Year Ended December 31,
	2025	2024	2023
Cost of sales	$17,053	$5,806	$5,227
Selling, general and administrative expenses	37,078	85,794	19,397
Interest expense	—	33,569	—
Total acquisition, integration, and divestiture-related costs	$54,131	$125,169	$24,624
Acquisition, integration, and divestiture-related costs included in “Cost of sales” in the Company’s Consolidated Statements of Income consist primarily of amortization of the fair value step-up of finished goods inventory, while such costs included in “Selling, general and administrative expenses” consist primarily of legal and professional fees, investment banking fees, representation and warranty insurance premiums, as well as employee-related costs, and other integration activity costs. Acquisition, integration, and divestiture-related costs included in “Interest expense” include losses on treasury lock derivative instruments and amortization of financing fees related to debt instruments associated with the financing of the Eviosys acquisition.
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
F-18 FORM 10-K SONOCO 2025 ANNUAL REPORT

Following are the total restructuring and asset impairment charges, net of adjustments, recognized during the periods presented:

	Year Ended December 31,
	2025	2024	2023
Restructuring and restructuring-related asset impairment charges, net	$66,215	$65,370	$47,909
Other asset impairments	—	—	—
Restructuring/Asset impairment charges, net	$66,215	$65,370	$47,909

The table below sets forth restructuring and restructuring-related asset impairment charges by type incurred:

	Year Ended December 31,
	2025	2024	2023
Severance and Termination Benefits	$68,795	$37,307	$15,543
Asset Impairment/Disposal of Assets	(15,333)	15,719	24,415
Other Costs	12,753	12,344	7,951
Restructuring and restructuring-related asset impairment charges, net	$66,215	$65,370	$47,909
The table below sets forth restructuring and restructuring-related asset impairment charges by reportable segment:

	Year Ended December 31,
	2025	2024	2023
Consumer Packaging	$54,200	$19,259	$4,111
Industrial Paper Packaging	8,307	33,923	38,754
All Other	5	1,434	2,547
Corporate	3,703	10,754	2,497
Restructuring and restructuring-related asset impairment charges, net	$66,215	$65,370	$47,909
“Restructuring and restructuring-related asset impairment charges” and “Other asset impairments” are included in “Restructuring/Asset impairment charges, net” in the Consolidated Statements of Income.
The following table sets forth the activity in the restructuring accrual included in “Accrued expenses and other payables” in the Company’s Consolidated Balance Sheets:

Accrual Activity	Severance and Termination Benefits	Asset Impairment/ Disposal of Assets	Other Costs	Total
Liability at December 31, 2023	$8,864	$—	$272	$9,136
2024 charges	37,307	15,719	12,344	65,370
Cash (payments)/receipts	(21,653)	9,680	(11,610)	(23,583)
Asset write downs/disposals	—	(25,399)	—	(25,399)
Foreign currency translation	(484)	—	(97)	(581)
Liability at December 31, 2024	$24,034	$—	$909	$24,943
2025 charges/(gains)	68,795	(15,333)	12,753	66,215
Cash (payments)/receipts	(38,367)	45,675	(10,779)	(3,471)
Asset write downs/disposals	—	(30,342)	—	(30,342)
Foreign currency translation	1,166	—	644	1,810
Liability at December 31, 2025	$55,628	$—	$3,527	$59,155

“Severance and Termination Benefits” in 2025 include the cost of severance for approximately 450 employees whose positions were eliminated in conjunction with the Company’s ongoing organizational effectiveness efforts, as well as severance costs related to the closures of metal can facilities in France and Spain, part of the Consumer Packaging segment, and the closures of a paper mill in Mexico, cone facilities in Taiwan and Mexico, and partitions facilities in Maine and California, all part of the Industrial Paper Packaging segment.
“Severance and Termination Benefits” in 2024 include the cost of severance for approximately 300 employees whose positions were eliminated in conjunction with the Company’s ongoing organizational effectiveness efforts, including the relocation of certain facilities in Greece and Germany, and severance related to the closures of paper mills in Sumner, Washington (the “Sumner Mill”) and Kilkis, Greece (the “Kilkis Mill”), the closures of two small industrial converted products facilities in China, and the closure of an industrial converted products facility in Mississauga, Canada, all part of the Industrial Paper Packaging segment.
“Asset Impairment/Disposal of Assets” in 2025 consist primarily of asset impairment charges related to the closures of the paper mill in Mexico, the cone facilities in China and Mexico, and the partitions facilities in Maine and California, all part of the Industrial Paper Packaging segment, and the closure of the metal packaging facility in France, part of the Consumer Packaging segment. These charges were offset by gains from the sales of the land and buildings associated with previously closed facilities, primarily the cone facility in Taiwan and the partitions facility in Maine. Also offsetting the impairment charges was a gain from the sale of water rights at our former paper mill in Hutchinson, Kansas, which was closed in 2023.
F-19 FORM 10-K SONOCO 2025 ANNUAL REPORT

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
“Other Costs” in 2025 consist primarily of equipment removal, utilities, plant security, property taxes, insurance and environmental remediation costs related to the prior year’s closure of the Company’s paper mill in Washington, costs related to the current year’s closures of the metal can facilities in France and Spain, the paper mill in Mexico, the cone facility in Taiwan, and ongoing facility carrying costs of previously announced plant closures.
“Other Costs” in 2024 consist primarily of equipment removal, utilities, plant security, property taxes, insurance and environmental remediation costs related to the closure of the Sumner Mill, and ongoing facility carrying costs of previously announced plant closures.
The Company expects to pay the majority of the remaining restructuring reserves by the end of 2026 using cash generated from operations. The Company also expects to recognize future additional charges totaling approximately $11,000 in connection with previously announced restructuring actions and believes that the majority of these charges will be incurred and paid by the end of 2026. The Company continually evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions are likely to be undertaken.
6. Book cash overdrafts and cash pooling
As part of its cash management system, the Company uses “zero balance” accounts to fund disbursements. Under this system, the bank balance is zero at the end of each day, while the book balance is usually a negative amount due to reconciling items such as outstanding checks. At December 31, 2025 and 2024, outstanding checks totaling $11,996 and $15,799, respectively, were included in “Payable to suppliers” in the Company’s Consolidated Balance Sheets. In addition, outstanding payroll checks of $260 and $162 as of December 31, 2025 and 2024, respectively, were included in “Accrued wages and other compensation” in the Company’s Consolidated Balance Sheets. Changes in these book cash overdrafts are reported as cash flows from financing activities.
The Company uses a notional pooling arrangement with an international bank to help manage global liquidity requirements. Under this pooling arrangement, the Company and its participating subsidiaries may maintain either cash deposit or borrowing positions through local currency accounts with the bank, so long as the aggregate position of the global pool is a notionally calculated net cash deposit. Because it maintains a security interest in the cash deposits, and has the right to offset the cash deposits against the borrowings, the bank provides the Company and its participating subsidiaries favorable interest terms on both. The Company’s Consolidated Balance Sheets reflect a net cash deposit under this pooling arrangement of $2,170 and $12,915 as of December 31, 2025 and 2024, respectively.
7. Property, plant and equipment
Details of the Company’s property, plant and equipment at December 31 are as follows:

	2025	2024
Land	$324,635	$314,278
Buildings	1,046,723	967,237
Machinery and equipment	4,020,202	3,726,377
Construction in progress	282,948	337,796
	5,674,508	5,345,688
Accumulated depreciation	(2,876,708)	(2,626,941)
Property, plant and equipment, net	$2,797,800	$2,718,747
Depreciation expense amounted to $324,185 in 2025, $224,595 in 2024 and $202,917 in 2023.
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
On November 3, 2025, the Company completed the sale of ThermoSafe, part of the All Other group of businesses. The divestiture included operating lease assets of $20,825 and operating lease liabilities of $21,082 as well as finance lease assets of $2,743 with finance lease liabilities of $2,920.
The Company completed the Eviosys acquisition on December 4, 2024. The acquisition included operating lease liabilities of $42,468 with a weighted-average remaining lease maturity term of 8.1 years and weighted-average discount rate of 4.5%.
The Company completed the divestiture of Protexic on April 1, 2024. The divestiture included operating lease assets of $21,989 and operating lease liabilities of $22,396.
For additional information about the Company’s acquisitions and divestitures, see Note 4.
F-20 FORM 10-K SONOCO 2025 ANNUAL REPORT

The following table sets forth the balance sheet location and values of the Company’s lease assets and lease liabilities at December 31, 2025 and December 31, 2024:

Classification	Balance Sheet Location	December 31, 2025	December 31, 2024
Lease Assets
Operating lease assets	Right of Use Asset-Operating Leases	$307,450	$307,688
Finance lease assets	Other Assets	49,059	76,831
Total lease assets		$356,509	$384,519

Lease Liabilities
Current operating lease liabilities	Accrued expenses and other payables	$53,978	$52,648
Current finance lease liabilities	Notes payable and current portion of long-term debt	11,617	22,284
Total current lease liabilities		$65,595	$74,932

Noncurrent operating lease liabilities	Noncurrent Operating Lease Liabilities	$263,192	$258,735
Noncurrent finance lease liabilities	Long-term Debt	41,925	45,344
Total noncurrent lease liabilities		$305,117	$304,079
Total lease liabilities		$370,712	$379,011
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
The following table sets forth the components of the Company’s total lease cost for the years ended December 31, 2025, 2024, and 2023:

Lease Cost		2025	2024	2023
Operating lease cost	(a)	$62,687	$49,327	$43,524
Finance lease cost:
Amortization of lease asset	(a) (b)	13,051	12,871	11,789
Interest on lease liabilities	(c)	3,100	3,711	3,912
Variable lease cost	(a) (d)	48,807	31,404	32,016
Impairment charges	(e)	2,526	—	—
Total lease cost		$130,171	$97,313	$91,241
(a) Production-related costs are included in “Cost of sales” and administrative costs are included in “Selling, general and administrative expenses” in the Consolidated Statements of Income.
(b) Included in depreciation and amortization.
(c) Included in interest expense.
(d) Also includes short term lease costs, which are deemed immaterial.
(e) Impairment charges are included in “Restructuring/Asset impairment charges, net” in the Company’s Consolidated Statements of Income. See Note 5 for additional information.

The following table sets forth the five-year maturity schedule of the Company’s lease liabilities as of December 31, 2025:

Maturity of Lease Liabilities	Operating Leases	Finance Leases	Total
2026	$54,712	$11,841	$66,553
2027	47,158	10,382	57,540
2028	42,551	8,750	51,301
2029	39,459	6,512	45,971
2030	35,978	4,845	40,823
Beyond 2030	177,821	20,207	198,028
Total lease payments	$397,679	$62,537	$460,216
Less: Interest	(80,509)	(8,995)	(89,504)
Lease Liabilities	$317,170	$53,542	$370,712

F-21 FORM 10-K SONOCO 2025 ANNUAL REPORT

The following tables set forth the Company’s weighted average remaining lease term and discount rates used in the calculation of its outstanding lease liabilities at December 31, 2025, 2024, and 2023, along with other lease-related information for those years:

Lease Term and Discount Rate	2025	2024	2023
Weighted-average remaining lease term (years):
Operating leases	9.6	10.1	10.0
Finance leases	8.2	6.7	7.1
Weighted-average discount rate:
Operating leases	5.09%	4.97%	5.07%
Finance leases	4.65%	5.16%	5.27%

Other Information	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$59,172	$48,380	$43,638
Operating cash flows used by finance leases	$3,100	$3,711	$3,912
Financing cash flows used by finance leases	$14,997	$15,433	$14,617
Noncash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$42,646	$66,585	$18,225
Leased assets obtained in exchange for new finance lease liabilities	$20,579	$11,925	$7,755
Modification to leased assets for increase in operating lease liabilities	$17,621	$37,731	$4,431
Modification to leased assets for increase/(decrease) in finance lease liabilities	$(31,502)	$53	$18
Termination reclasses to decrease operating lease assets	$8,440	$5,765	$5,702
Termination reclasses to decrease operating lease liabilities	$8,544	$5,768	$6,063
Termination reclasses to decrease finance lease assets	$303	$270	$1,429
Termination reclasses to decrease finance lease liabilities	$305	$271	$482
F-22 FORM 10-K SONOCO 2025 ANNUAL REPORT

9. Goodwill and other intangible assets
Goodwill
Changes in the carrying amount of goodwill by segment for the year ended December 31, 2025, are as follows:

	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Balance as of January 1, 2025	$1,807,971	$486,636	$231,050	$2,525,657
Divestitures	—	(2,043)	(173,250)	(175,293)
Measurement period adjustments	(27,399)	—	—	(27,399)
Foreign currency translation	167,419	23,783	(2,556)	188,646
Balance as of December 31, 2025	$1,947,991	$508,376	$55,244	$2,511,611

Goodwill activity reflected under the caption “Measurement period adjustments” relates to the December 2024 acquisition of Eviosys. Goodwill activity reflected under the caption “Divestitures” relates to the November 2025 sale of the ThermoSafe business, part of the All Other group of businesses, and the April 2025 sale of a small recycling business in Asheville, North Carolina, part of the Industrial Paper Packaging segment. See Note 4 for additional information.
The Company assesses goodwill for impairment annually during the third quarter, or from time to time when warranted by the facts and circumstances surrounding individual reporting units or the Company as a whole. The Company completed its most recent annual goodwill impairment testing during the third quarter of 2025 and analyzed certain qualitative and quantitative factors in determining whether a goodwill impairment existed. The Company’s assessments reflected a number of significant management assumptions and estimates including the Company’s forecast of sales growth during the discrete period, EBITDA, and discount rates. Changes in these assumptions could materially impact the Company’s conclusions. Based on its assessments, the Company concluded that there was no impairment of goodwill for any of its reporting units.
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
Based on equal weighting of the income and market approaches and holding other valuation assumptions constant, the discount rates for the Metal Packaging EMEA and Global Paper Products APAC reporting units would have to increase to 12.7% and 15.4%, respectively, or projected EBITDA across all future periods would have to be reduced by approximately 3.0% and 8.4%, respectively, in order for the estimated fair values of the reporting units to fall below carrying values. At December 31, 2025, the total goodwill associated with the Metal Packaging EMEA and Global Paper Products APAC reporting unit was $1,397,039 and $26,867, respectively.
During the time subsequent to the annual evaluation, and at December 31, 2025, the Company considered whether any events and/or changes in circumstances had resulted in the likelihood that the goodwill of any of its reporting units may have been impaired. It is management’s opinion that no such events and/or changes in circumstances have occurred.
Other intangible assets
Details at December 31 are as follows:

	2025	2024
Other Intangible Assets, Gross:
Patents	$29,403	$28,941
Customer lists	2,895,345	2,679,372
Trade names	28,417	38,623
Proprietary technology	234,336	226,936
Other	2,054	2,339
Total Other Intangible Assets, Gross	$3,189,555	$2,976,211
Accumulated Amortization:
Patents	$(18,706)	$(15,955)
Customer lists	(431,704)	(332,680)
Trade names	(12,488)	(13,239)
Proprietary technology	(41,990)	(26,203)
Other	(1,193)	(1,436)
Total Accumulated Amortization	$(506,081)	$(389,513)
Other Intangible Assets, Net	$2,683,474	$2,586,698

During 2025, the Company recorded measurement period adjustments related to the December 2024 acquisition of Eviosys that increased the previously reported fair value of customer lists by $42,379. The effect on amortization expense in the prior period was immaterial. In addition, the Company wrote off other intangible assets, primarily customer lists, with a net book value of $1,455 as a result of the divestiture of a small recycling business in Asheville, North Carolina. See Note 4 for additional information.
F-23 FORM 10-K SONOCO 2025 ANNUAL REPORT

In conjunction with the sale of ThermoSafe on November 3, 2025, the Company disposed of intangible assets with a net book value of $9,405. The gross value of these intangible assets, which consisted primarily of customer lists and trade names, was $89,607 and the accumulated amortization was $80,202 at the time of the sale.
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
Aggregate amortization expense on intangible assets was $182,431, $78,595, and $67,323 for the years ended December 31, 2025, 2024, and 2023, respectively. Amortization expense on other intangible assets is expected to approximate $182,100 in 2026, $181,900 in 2027, $181,800 in 2028, $180,800 in 2029 and $178,500 in 2030 based on intangible assets as of December 31, 2025.
10. Supply chain financing
The following table sets forth the balance sheet location and rollforward of the Company’s outstanding obligations confirmed under its SCF Programs for the years ended December 31, 2025 and 2024:

	Balance Sheet Location	2025	2024
Confirmed obligations outstanding at the beginning of the year	Payable to suppliers	$28,496	$24,779
Invoices confirmed during the year (a) (b)		187,392	96,785
Confirmed invoices paid during the year (b) (c)		(162,766)	(93,068)
Confirmed obligations outstanding at the end of the year	Payable to suppliers	$53,122	$28,496

(a) Invoices confirmed in 2025 exclude $7,763 of obligations under SCF Programs divested upon the sale of ThermoSafe on November 3, 2025 and invoices confirmed in 2024 include $7,547 of obligations assumed upon the acquisition of Eviosys on December 4, 2024.
(b) The net payment of these obligations, exclusive of the $7,547 of obligations acquired in the acquisition of Eviosys in 2024, is included in “Net cash provided by operating activities” in the Company’s Consolidated Statements of Cash Flows.
(c) Excludes $6,342 of obligations under SCF Programs divested upon the sale of ThermoSafe on November 3, 2025.

11. Debt
Details of the Company’s debt at December 31 were as follows:

	2025	2024
364-Day term loan due December 2025	$—	$1,493,568
Term loan due December 2026	—	698,167
Syndicated term loan due August 2028	498,320	497,674
1.80% notes due February 2025	—	399,933
4.45% notes due September 2026	498,749	496,869
2.25% notes due February 2027	299,443	298,930
4.60% notes due September 2029	595,694	594,519
3.125% notes due May 2030	597,528	596,958
2.85% notes due February 2032	496,824	496,302
5.00% notes due September 2034	690,857	689,802
5.75% notes due November 2040	536,314	536,282
Other foreign denominated debt, average rate of 5.5% in 2025 and 6.0% in 2024	40,016	155,048
Finance lease obligations	53,542	67,628
Other debt	19,638	18,341
Total debt	$4,326,925	$7,040,021
Less: Notes payable and current portion of long-term debt	(537,952)	(2,054,525)
Long-term debt	$3,788,973	$4,985,496
On February 3, 2025, the Company repaid the $400,000 aggregate principal amount of its 1.80% notes upon their maturity using proceeds from the issuance of commercial paper.
On September 16, 2024, the Company entered into a credit agreement with the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent which provides the Company with the ability to borrow up to $1,500,000 on an unsecured basis (the “364-Day Term Loan Facility”) to finance a portion of the cash consideration for the Company’s acquisition of Eviosys. The Company drew down the entire 364-Day Term Loan Facility on December 2, 2024 in connection with the consummation of the Eviosys acquisition on December 4, 2024. Borrowings under the 364-Day Term Loan Facility, became payable upon completion of the TFP divestiture. Accordingly, on April 3, 2025, the Company repaid the outstanding $1,500,000 principal amount of borrowings using a portion of the cash proceeds from the sale of TFP.
F-24 FORM 10-K SONOCO 2025 ANNUAL REPORT

On July 12, 2024, the Company entered into a credit agreement with the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent which provided the Company with the ability to borrow up to $700,000 on an unsecured basis (the “Term Loan Facility”) to finance a portion of the cash consideration for the Company’s acquisition of Eviosys. The Company drew down the entire Term Loan Facility on December 2, 2024 in connection with the consummation of the Eviosys acquisition on December 4, 2024. Borrowings under the Term Loan Facility became payable upon completion of the ThermoSafe divestiture. Accordingly, on November 5, 2025, the Company repaid the outstanding $700,000 principal amount of borrowings using cash proceeds from the sale of ThermoSafe and the issuance of commercial paper.
On September 19, 2024, the Company completed a registered public offering of senior unsecured notes (the “Notes”) in a combined aggregate principal amount of $1,800,000. The Notes consisted of the following:

	Principal Amount	Issuance Costs and Discounts	Net Proceeds	Interest Rate	Maturity
2026 Notes	$500,000	(3,697)	$496,303	4.45%	September 1, 2026
2029 Notes	600,000	(5,851)	594,149	4.60%	September 1, 2029
2034 Notes	700,000	(10,542)	689,458	5.00%	September 1, 2034
Total	$1,800,000	$(20,090)	$1,779,910
The Company used the net proceeds from the Notes, together with the borrowings under the Term Loan Facility and 364-Day Term Loan Facility and cash on hand to fund the cash consideration payable by the Company in connection with the Eviosys acquisition and to pay related fees and expenses. See Note 4 for more information.
Included in “Other foreign denominated debt” at December 31, 2024 are $73,487 of transfers of certain trade receivables of Eviosys to third-party financial institutions for which the requirements to be accounted for as true sale in accordance with the guidance under ASC 860 “Transfers and Servicing,” were not met. Additions to and settlements of these obligations during the year ended December 31, 2025 are reflected as “Proceeds from issuance of debt” and “Principal repayment of debt,” respectively, in “Net cash (used)/provided by financing activities” in the Company’s Consolidated Statements of Cash Flows. All of these obligations had been settled as of December 31, 2025.
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
On August 7, 2023, the Company entered into a credit agreement with a consortium of Farm Credit System institutions and CoBank, ACB, as Administrative Agent (the “Syndicated Term Loan Agreement”). The Syndicated Term Loan Agreement provides the Company with the ability to borrow up to $900,000 on an unsecured basis (the “Syndicated Term Loan Facility”). A total of $600,000 was drawn from the Syndicated Term Loan Facility on August 7, 2023 and used to repay the syndicated term loans that were due in December 2023 and January 2025, and to make certain capital expenditures and reimburse the Company for certain capital expenditures it had made in its operation of waste disposal facilities in rural areas. An additional $270,000 was drawn from the Syndicated Term Loan Facility on September 8, 2023 and used to partially fund the acquisition of the remaining interest in RTS Packaging and the acquisition of the Chattanooga Mill (see Note 4 for more information). Borrowings under the Syndicated Term Loan Facility, net of any prepayments, will become payable in full on August 7, 2028. During the years ended December 31, 2024 and 2023, the Company repaid $75,000 and $295,000, respectively, of the amounts drawn under the Syndicated Term Loan Facility. Borrowings under the Syndicated Term Loan Facility bear interest at a fluctuating rate per annum equal to, at the Company’s option, (i) the forward-looking SOFR term rate (“Term SOFR” and such borrowings, “Syndicated Term SOFR Loans”), (ii) a base rate set forth in the Syndicated Term Loan Agreement, or (iii) a combination thereof, plus, in each case, an applicable margin calculated based on the Company’s credit ratings and, in the of case of Syndicated Term SOFR Loans, a SOFR Adjustment (as defined in the Syndicated Term Loan Agreement) of 0.1%. The Company has designated its borrowings under the Syndicated Term Loan Facility as Syndicated Term SOFR Loans. The margin currently applicable to Syndicated Term SOFR Loans based on the Company’s credit ratings, together with the SOFR Adjustment, is 1.90%. If Term SOFR ceases to be available, the benchmark rate shall switch to Daily Simple SOFR (as defined in the Syndicated Term Loan Agreement). There is no required amortization under the Syndicated Term Loan Facility, and voluntary prepayments are permissible without penalty, subject to certain conditions pertaining to minimum notice and minimum prepayment and reduction amounts as described in the Syndicated Term Loan Agreement.
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
On May 3, 2024, the Company entered into an Amended and Restated Credit Agreement (the “Agreement”) to extend the maturity and make certain other changes to the terms under the Company’s existing five-year credit agreement dated June 21, 2021. The Agreement increases the commitments under the Company’s revolving credit facility by $350,000 to $1,250,000 and extends the maturity date to May 3, 2029. The Company also increased its $500,000 commercial paper program by $750,000 to $1,250,000. The revolving credit facility continues to support the commercial paper program. At December 31, 2025, the Company had no commercial paper balances outstanding; accordingly, the committed capacity available for drawdown under its revolving credit facility at December 31, 2025 was $1,250,000. Based on the pricing grid, the credit agreement for the revolving credit facility and Sonoco’s current credit ratings, any drawings are subject to the Term SOFR plus the 137.5 basis points margin.
F-25 FORM 10-K SONOCO 2025 ANNUAL REPORT

The principal requirements of debt maturing in the next five years are:

	2026	2027	2028	2029	2030
Debt maturities by year	$537,952	$316,438	$513,555	$600,802	$602,236
As of December 31, 2025, the Company has scheduled debt maturities through the next twelve months of $537,952. At December 31, 2025, the Company had $378,398 in cash and cash equivalents on hand, and $1,250,000 in committed capacity available for drawdown under its revolving credit facility. The Company believes that these amounts, combined with expected net cash flows from operating activities, provide ample liquidity to cover debt maturities and other cash flow needs of the Company over the course of the next year.
In addition, the Company had approximately $287,325 available under unused short-term lines of credit at December 31, 2025. These short-term lines of credit are available for general corporate purposes of our subsidiaries, including working capital and hedging requirements.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenants currently require the Company to maintain a minimum level of interest coverage and a minimum level of net worth, as defined in the agreements. As of December 31, 2025, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.
12. Financial instruments and derivatives
The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments for which the carrying amount differs from the fair value.

	December 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, net of current portion	$3,788,973	$3,728,480	$4,985,496	$4,800,455
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
Cash Flow Hedges
At December 31, 2025 and 2024, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. These contracts, which have maturities ranging through December 2026, qualify as cash flow hedges under GAAP. For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is reported as a component of other comprehensive income/(loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item. Cash flows from derivative financial instruments designated as cash flow hedges are classified as cash flows from operating activities in the Company’s Consolidated Statements of Cash Flows.
Commodity Cash Flow Hedges
Certain derivative contracts entered into to manage the cost of anticipated purchases of natural gas and aluminum have been designated by the Company as cash flow hedges. At December 31, 2025, there were no natural gas swaps covering anticipated natural gas usage in 2026 and aluminum swaps covering 6,133 metric tons of aluminum represented approximately 27% of anticipated aluminum usage for 2026. The fair values of the Company’s commodity cash flow hedges netted to a gain position of $1,683 and $652 at December 31, 2025 and December 31, 2024, respectively. The amount of the gain included in accumulated other comprehensive income/(loss) at December 31, 2025, expected to be reclassified to the income statement during the next twelve months is $1,508. The Company also has certain natural gas hedges that are not designated as cash flow hedges. See “Non-Designated Derivatives” below for a discussion of these hedges.
F-26 FORM 10-K SONOCO 2025 ANNUAL REPORT

Foreign Currency Cash Flow Hedges
The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales and purchases expected to occur in 2026. The net positions of these contracts at December 31, 2025, were as follows (in thousands):

Currency	Action	Quantity
USD Contracts
Colombian peso	purchase	9,732,940
Mexican peso	purchase	163,250
Polish zloty	purchase	87,110
Danish krone	purchase	105,120
Swedish krona	sell	(1,902)
Canadian dollar	purchase	15,274
Euro	purchase	3,326
Turkish lira	purchase	79,562
British pound	sell	(6,985)
USD	purchase	9,639
Euro Contracts
Euro	purchase	4,741
Polish zloty	purchase	3,650
British pound	purchase	2,850
USD	purchase	8,720
Hungarian forint	purchase	9,026,735
Swiss franc	purchase	2,274
The fair value of foreign currency cash flow hedges related to forecasted sales and purchases netted to a gain position of $49 at December 31, 2025, and a loss position of $(1,841) at December 31, 2024. The amount of the loss expected to be reclassified from accumulated other comprehensive income/(loss) to the income statement during the next twelve months is $103.
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
The gain or loss on the net investment hedge derivative instruments is included in the “Foreign currency translation” component of “Accumulated other comprehensive loss” until the net investment is sold, diluted, or liquidated. Net interest income on the cross-currency swaps totaling $36,480 for the year ended December 31, 2025 is excluded from the net investment hedge effectiveness assessment and is recorded in “Interest expense” in the Company’s Consolidated Statements of Income. The assumptions used in measuring fair value of the cross-currency swaps are considered level 2 inputs, which are based upon the Euro-to-U.S. dollar exchange rate market.
The fair value of the Company’s net investment hedges was a loss position of $(207,203) and a gain position of $11,919 at December 31, 2025 and December 31, 2024, respectively. A foreign currency translation loss of $(154,366) (net of income taxes of $52,837) and gain of $8,880 (net of income taxes of $3,039) were reported as components of “Accumulated other comprehensive income/(loss)” within “Foreign currency items” at December 31, 2025 and December 31, 2024, respectively.
Non-Designated Derivatives
The Company routinely enters into other derivative contracts which are not designated for hedge accounting treatment under ASC 815, “Derivatives and Hedging.” As such, changes in fair value of these non-designated derivatives are recorded directly to income and expense in the periods that they occur.
F-27 FORM 10-K SONOCO 2025 ANNUAL REPORT

Foreign Currency Hedges
The Company routinely enters into forward contracts or swaps to economically hedge the currency exposure of intercompany debt and foreign currency denominated receivables and payables. The net currency positions of these non-designated contracts at December 31, 2025, were as follows (in thousands):

Currency	Action	Quantity
USD Contracts
Indonesian rupiah	purchase	10,632,390
Colombian peso	purchase	67,686,355
Mexican peso	purchase	276,516
Canadian dollar	purchase	4,224
Euro Contracts
British pound	sell	(395)
Polish zloty	sell	(51,337)
Thai baht	sell	(550,013)
Hungarian forint	purchase	356,793
USD	sell	(2,880)
Commodity Hedges
The Company has entered into non-designated derivative contracts to manage the cost of anticipated purchases of natural gas. At December 31, 2025, these contracts consisted of natural gas swaps covering approximately 3.0 million metric million British thermal units (“MMBTUs”) representing approximately 52.3% of anticipated usage in North America for 2026. At December 31, 2025, there were no non-designated contracts covering anticipated aluminum usage for 2026.
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
The fair value of the Company’s non-designated derivatives position was a loss of $(1,113) and $(2,694) at December 31, 2025 and December 31, 2024, respectively.
The following table sets forth the location and fair values of the Company’s derivative instruments at December 31, 2025 and December 31, 2024:

		Fair Value at December 31
Description	Balance Sheet Location	2025	2024
Derivatives designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$1,508	$671
Commodity Contracts	Other Assets	175	—
Commodity Contracts	Accrued expenses and other payables	—	(19)
Foreign Exchange Contracts	Prepaid expenses	1,131	2,068
Foreign Exchange Contracts	Other Assets	33	—
Foreign Exchange Contracts	Accrued expenses and other payables	(1,028)	(3,909)
Foreign Exchange Contracts	Other Liabilities	(87)	—
Net investment hedge	Prepaid expenses	19,358	26,833
Net investment hedge	Other Assets	—	1,845
Net investment hedge	Accrued expenses and other payables	(58,594)	—
Net investment hedge	Other Liabilities	(167,967)	(16,759)
Derivatives not designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$185	$961
Commodity Contracts	Accrued expenses and other payables	(1,517)	(574)
Foreign Exchange Contracts	Prepaid expenses	1,106	(59)
Foreign Exchange Contracts	Accrued expenses and other payables	(887)	(3,022)
While certain of the Company’s derivative contract arrangements with its counterparties provide for the ability to settle contracts on a net basis, the Company reports its derivative positions on a gross basis. There are no collateral arrangements or requirements in these agreements.
F-28 FORM 10-K SONOCO 2025 ANNUAL REPORT

The following tables set forth the effect of the Company’s derivative instruments on financial performance for the year ended December 31, 2025 and December 31, 2024, excluding the gains or losses on foreign currency cash flow hedges that were reclassified from accumulated other comprehensive income/(loss) to the carrying value of the capitalized expenditures:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
Derivatives in Cash Flow Hedging Relationships:
Year Ended December 31, 2025
Foreign Exchange Contracts	$2,879	Net sales	$3,811
		Cost of sales	$(2,557)
Commodity Contracts	$1,478	Cost of sales	$447

Year Ended December 31, 2024
Foreign Exchange Contracts	$(4,994)	Net sales	$(1,174)
		Cost of sales	$(253)
Commodity Contracts	$665	Cost of sales	$(28)

Description	Gain or (Loss) Recognized	Location of Gain or (Loss) Recognized in Income Statement
Derivatives not Designated as Hedging Instruments:
Year Ended December 31, 2025
Commodity Contracts	$(1,546)	Cost of sales
Foreign Exchange Contracts	$6,683	Selling, general and administrative
Year Ended December 31, 2024
Commodity Contracts	$(2,976)	Cost of sales
Foreign Exchange Contracts	$(8,168)	Selling, general and administrative

	Year Ended December 31, 2025		Year Ended December 31, 2024
Description	Net Sales	Cost of sales	Net Sales	Cost of sales
Total amount of income and expense line items presented in the Consolidated Statements of Income	$3,811	$(2,110)	$(1,174)	$(281)

Gain or (loss) on cash flow hedging relationships:
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into net income	$3,811	$(2,557)	$(1,174)	$(253)

Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into net income	$—	$447	$—	$(28)

F-29 FORM 10-K SONOCO 2025 ANNUAL REPORT

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
The following tables set forth information regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis:

Description	December 31, 2025	Assets measured at NAV (f)	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$1,683	$—	$—	$1,683	$—
Foreign exchange contracts	49	—	—	49	—
Net investment hedge	(207,203)	—	—	(207,203)	—
Non-hedge derivatives, net:
Commodity contracts	(1,332)	—	—	(1,332)	—
Foreign exchange contracts	219	—	—	219	—
Postretirement benefit plan assets:
Common Collective Trust (a)	13,139	13,139	—	—	—
Mutual funds (b)	25,885	—	—	25,885	—
Fixed income securities (c)	263,441	63,517	—	199,924	—
Short-term investments (d)	3,184	—	—	3,184	—
Real estate funds (e)	5,019	5,019	—	—	—
Cash and accrued income	9,789	—	9,789	—	—
Total postretirement benefit plan assets	$320,457	$81,675	$9,789	$228,993	$—
Description	December 31, 2024	Assets measured at NAV (f)	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	652	$—	$—	$652	$—
Foreign exchange contracts	(1,841)	—	—	(1,841)	—
Net investment hedge	11,919	—	—	11,919	—
Non-hedge derivatives, net:
Commodity contracts	387	—	—	387	—
Foreign exchange contracts	(3,081)	—	—	(3,081)	—
Postretirement benefit plan assets:
Common Collective Trust (a)	13,259	13,259	—	—	—
Mutual funds (b)	43,059	—	—	43,059	—
Fixed income securities (c)	235,952	62,458	—	173,494	—
Short-term investments (d)	3,493	—	—	3,493	—
Real estate funds (e)	480	480	—	—	—
Cash and accrued income	7,757	—	7,757	—	—
Total postretirement benefit plan assets	$304,000	$76,197	$7,757	$220,046	$—
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
F-30 FORM 10-K SONOCO 2025 ANNUAL REPORT

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
As discussed in Note 12, the Company uses derivatives to mitigate the effect of commodity fluctuations, foreign currency fluctuations and, from time to time, interest rate movements. Fair value measurements for the Company’s derivatives are classified under Level 2 because such measurements are estimated based on observable inputs such as interest rates, yield curves, spot and future commodity prices and spot and future exchange rates. There were no transfers in or out of Level 1 or Level 2 fair value measurements during the years ended December 31, 2025 or 2024.
The Company measures certain non-financial assets and non-financial liabilities at fair value on a non-recurring basis. See Note 4 for a discussion of assets acquired and liabilities assumed in acquisitions and sold in dispositions, and Note 5 for a discussion of asset impairments associated with restructuring activities. The fair value of assets determined based on third-party appraisals and classified as Level 3 measurements due to the use of significant unobservable inputs was not material at December 31, 2025 or 2024.
The Company has an investment in the preferred stock of a nonaffiliated private company. This investment is accounted for under the measurement alternative of cost less impairment, adjusted for any qualifying observable price changes on a non-recurring basis. Observable price changes would consist of Level 2 inputs based on privately negotiated transactions with the nonaffiliated company. The total investment in preferred stock of $21,212 is included in “Other Assets” in the Company’s Consolidated Balance Sheet as of December 31, 2025.
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
At December 31, 2025, a total of 1,674,656 shares remain available for future grant under the 2024 Plan. The Company issues new shares for stock unit conversions and stock appreciation right exercises.
Accounting for share-based compensation
Total compensation cost for share-based payment arrangements was $17,787, $26,948 and $24,738, for 2025, 2024 and 2023, respectively. The related tax benefit recognized in net income was $4,475, $6,852, and $6,162, for the same years, respectively. Share-based compensation expense is included in “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Income. The Company accounts for forfeitures of its share-based payment arrangements as they occur.
An “excess” tax benefit is created when the tax deduction for an exercised stock appreciation right or converted stock unit exceeds the compensation cost that has been recognized in income. The additional net excess tax benefit realized was $501, $257 and $978 for 2025, 2024 and 2023, respectively.
Restricted Stock Units
The Company grants awards of RSUs to executive officers and certain key management employees annually on a discretionary basis. These awards vest over a three-year period with one-third vesting on each anniversary date of the grant. The expense for these RSUs is recognized following the graded-vesting method, which results in front-loaded expense being recognized during the early years of the required service period. For awards granted prior to 2021, participants must be actively employed by the Company on the vesting date for shares to be issued, except in the event of the participant’s death, disability, or involuntary (or good reason) termination within two years of a change in control prior to full vesting, in which case shares will immediately vest. For awards granted since 2020, in the event of the participant’s death, disability or retirement prior to full vesting, shares will be issued on a pro rata basis up through the time the participant’s employment or service ceases. Once vested, these awards do not expire.
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
The weighted-average grant-date fair value of RSUs granted was $42.75, $52.41 and $56.87 per share in 2025, 2024 and 2023, respectively. The fair value of shares vesting during the year was $15,348, $13,190, and $10,320 for 2025, 2024 and 2023, respectively. Non-cash stock-based compensation associated with restricted stock grants totaled $13,421, $14,748 and $12,888 for 2025, 2024 and 2023, respectively. As of December 31, 2025, there was $11,264 of total unrecognized compensation cost related to nonvested RSUs. This cost is expected to be recognized over a weighted-average period of 30 months.
F-31 FORM 10-K SONOCO 2025 ANNUAL REPORT

The activity related to RSUs for the year ended December 31, 2025 is as follows:

	Nonvested	Vested	Total	Average Grant Date Fair Value Per Share
Outstanding, December 31, 2024	681,616	75,580	757,196	$53.43
Granted	451,499	—	451,499	$42.75
Vested	(327,019)	327,019	—
Converted	—	(284,530)	(284,530)	$54.28
Cancelled	(118,243)	—	(118,243)	$50.13
Dividend equivalents	517	5,790	6,307	$43.90
Outstanding, December 31, 2025	688,370	123,859	812,229	$47.43
Performance Contingent Restricted Stock Units
The Company grants PCSUs annually on a discretionary basis to executive officers and certain key management employees. The ultimate number of PCSUs awarded is dependent upon the degree to which performance, relative to defined targets related to earnings and return on invested capital is achieved over a three-year performance cycle and for the 2025 and 2024 PCSU grants only, a modifier for total stock return performance.
The Company estimates the fair value of its PCSUs based upon the Company’s stock price on the dates of grant and an estimate of the Company’s payout modifier based upon the projected total stock return performance relative to its peer group companies. The comparative market index for the awards that vest based on total stock return to shareholders is the S&P Composite 1500 Materials Index. If the Company’s actual total stock return for the three-year measurement period is determined to be between the 25th and 75th percentile relative to its peers, no additional modifier is triggered for the particular PCSU grant upon vesting. If the Company’s total stock return for the three-year measurement period is determined to be above the 75th percentile, the modifier adds 20% to the award’s vested share payout for total stock return performance in the top quartile, and if the Company’s return falls below the 25th percentile relative to its peers, the modifier reduces the award’s share payout by 20% for performance in the bottom quartile.
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
The activity related to PCSUs for the year ended December 31, 2025 is as follows:

	Nonvested	Vested	Total	Average Grant Date Fair Value Per Share
Outstanding, December 31, 2024	283,675	350,081	633,756	$52.13
Granted	272,478	—	272,478	$40.95
Performance adjustments	(258,333)	—	(258,333)	$42.17
Vested	(75,263)	75,263	—
Converted	—	(309,397)	(309,397)	$51.94
Cancelled	(46,162)	—	(46,162)	$48.58
Dividend equivalents	—	1,932	1,932	$45.20
Outstanding, December 31, 2025	176,395	117,879	294,274	$51.25
2025 PCSU. As of December 31, 2025, the 2025 PCSUs to be awarded are estimated to range from 0 to 580,331 units, including the 20% total stock return modifier, and are tied to the three-year performance period ending December 31, 2027.
2024 PCSU. As of December 31, 2024, the 2024 PCSUs to be awarded are estimated to range from 0 to 415,611 units, including the 20% total stock return modifier, and are tied to the three-year performance period ending December 31, 2026.
2023 PCSU. The performance cycle for the 2023 PCSUs was completed on December 31, 2025. Outstanding stock units of 75,263 units were determined to have been earned. The fair value of these earned units was $3,285 as of December 31, 2025. No additional units were earned for the total stock return modifier since the Company’s stock return was between the 25th and 75th percentiles relative to its peers for the measurement period ended December 31, 2025.
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
The weighted-average grant-date fair value of PCSUs granted was $40.95, $50.54, and $55.04 per share in 2025, 2024 and 2023, respectively. Non-cash stock-based compensation associated with PCSUs totaled $2,599, $10,176 and $9,826 for 2025, 2024 and 2023, respectively. As of December 31, 2025, there was approximately $3,250 of total unrecognized compensation cost related to nonvested PCSUs. This cost is expected to be recognized over a weighted-average period of 15 months.
F-32 FORM 10-K SONOCO 2025 ANNUAL REPORT

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
The activity related to deferred compensation for equity award units granted to both employees and non-employee directors combined is as follows:

Total
Outstanding, December 31, 2024	361,423
Deferred	42,013
Converted	(8,146)
Dividend equivalents	16,857
Outstanding, December 31, 2025	412,147
Compensation deferrals for employees and directors, all of which will be settled in Company stock after retirement, totaled $1,767, $2,024, and $2,024, during 2025, 2024, and 2023, respectively.
Stock appreciation rights
Through 2019, the Company granted SARs annually on a discretionary basis to key employees. These SARs had an exercise price equal to the closing market price on the date of the grant and can be settled only in stock. All outstanding SARs are vested as of December 31, 2025. The weighted average remaining contractual life for outstanding and exercisable SARs at December 31, 2025 was 3.3 years.
The activity related to SARs for the year ended December 31, 2025 is as follows:

	Nonvested	Vested	Total	Weighted-average Exercise Price
Outstanding, December 31, 2024	—	663,404	663,404	$55.62
Vested	—	—	—	$—
Granted	—	—	—	$—
Exercised	—	(35,972)	(35,972)	$45.11
Forfeited/Expired	—	(111,279)	(111,279)	$58.22
Outstanding, December 31, 2025	—	516,153	516,153	$55.79
Exercisable, December 31, 2025	—	516,153	516,153	$55.79
Noncash stock-based compensation expense associated with SARs totaled $0 for 2025, 2024 and 2023. As of December 31, 2025, there is no unrecognized compensation cost remaining.
The aggregate intrinsic value of SARs exercised during 2025, 2024, and 2023 was $0, $74, and $158 using the fair market value of the Company’s stock at December 31, 2025, 2024, and 2023, respectively. The aggregate intrinsic value for outstanding and exercisable SARs was $79 at December 31, 2025 using the fair market value of the Company’s stock on that date of $43.64 per share.

F-33 FORM 10-K SONOCO 2025 ANNUAL REPORT

15. Employee benefit plans
Retirement plans and retiree health and life insurance plans
The Company provides non-contributory defined benefit pension plans for certain of its employees in the United States, Mexico, Belgium, Germany, France, Italy, Switzerland, Spain, Ireland and Turkey. The Company also sponsors contributory defined benefit pension plans covering certain of its employees in the United Kingdom, Canada and the Netherlands, and provides postretirement healthcare and life insurance benefits to a limited number of its retirees and their dependents in the United States and Canada, based on certain age and/or service eligibility requirements.
The components of net periodic benefit cost/(income) include the following:

	2025	2024	2023
Retirement Plans
Service cost	$5,497	$3,456	$2,878
Interest cost	21,588	19,097	18,101
Expected return on plan assets	(13,667)	(11,133)	(9,451)
Amortization of prior service cost	923	864	926
Amortization of net actuarial loss	3,871	4,472	4,300
Effect of settlement loss	42	530	1,010
Effect of curtailment gain	(263)	—	—
Net periodic benefit cost	$17,991	$17,286	$17,764
Retiree Health and Life Insurance Plans
Service cost	$134	$178	$230
Interest cost	919	919	507
Expected return on plan assets	(413)	(392)	(313)
Amortization of prior service cost	375	385	—
Amortization of net actuarial gain	(1,160)	(899)	(768)
Net periodic benefit (income)/cost	$(145)	$191	$(344)
The following tables set forth the Plans’ obligations and assets at December 31:

	Retirement Plans		Retiree Health and Life Insurance Plans
	2025	2024	2025	2024
Change in Benefit Obligation
Benefit obligation at January 1	$452,275	$413,340	$19,832	$22,571
Service cost	5,497	3,456	134	178
Interest cost	21,588	19,097	919	919
Plan participant contributions	306	31	—	—
Plan amendments	675	615	(321)	—
Actuarial (gain)/loss	(6,621)	(18,935)	1,027	(2,389)
Benefits paid	(27,380)	(28,263)	(1,181)	(1,418)
Impact of foreign exchange rates	23,875	(8,926)	16	(29)
Effect of settlements	(8,576)	(2,218)	—	—
Effect of curtailments	(408)	—	—	—
Other	1,639	—	—	—
Acquisitions	42	74,078	—	—
Benefit obligation at December 31	$462,912	$452,275	$20,426	$19,832
F-34 FORM 10-K SONOCO 2025 ANNUAL REPORT

	Retirement Plans		Retiree Health and Life Insurance Plans
	2025	2024	2025	2024
Change in Plan Assets
Fair value of plan assets at January 1	$290,825	$295,587	$13,175	$13,213
Actual return on plan assets	13,722	(5,203)	669	535
Company contributions	21,490	18,798	794	835
Plan participant contributions	306	77	—	—
Benefits paid	(27,380)	(28,263)	(1,181)	(1,360)
Impact of foreign exchange rates	17,588	(7,200)	—	—
Effect of settlements	(8,576)	(2,218)	—	—
Expenses paid	(1,945)	(1,976)	(29)	(48)
Other	999	—	—	—
Acquisitions	—	21,223	—	—
Fair value of plan assets at December 31	$307,029	$290,825	$13,428	$13,175
Funded status of the Plans	$(155,883)	$(161,450)	$(6,998)	$(6,657)

	Retirement Plans		Retiree Health and Life Insurance Plans
	2025	2024	2025	2024
Total Recognized Amounts in the Consolidated Balance Sheets
Noncurrent assets	$27,283	$24,919	$—	$—
Current liabilities	(11,402)	(11,382)	(786)	(817)
Noncurrent liabilities	(171,764)	(174,987)	(6,212)	(5,840)
Net liability	$(155,883)	$(161,450)	$(6,998)	$(6,657)
Items not yet recognized as a pre-tax component of net periodic benefit cost that are included in Accumulated Other Comprehensive Loss as of December 31, 2025 and 2024, are as follows:

	Retirement Plans		Retiree Health and Life Insurance Plans
	2025	2024	2025	2024
Net actuarial loss/(gain)	$100,220	$109,718	$(5,747)	$(7,706)
Prior service cost	5,683	5,020	10,555	11,251
	$105,903	$114,738	$4,808	$3,545
The pre-tax amounts recognized in Other Comprehensive Loss/(Income) include the following:

	Retirement Plans			Retiree Health and Life Insurance Plans
	2025	2024	2023	2025	2024	2023
Adjustments arising during the period:
Net actuarial (gain)/loss	$(4,998)	$(238)	$10,709	$799	$(2,485)	$(451)
Prior service cost	736	327	430	(321)	—	11,637
Net settlement/curtailment gain/(loss)	221	(530)	(1,010)	—	—	—
Amortization recognized during the period:
Net actuarial (loss)/gain	(3,871)	(4,472)	(4,300)	1,160	899	768
Prior service cost	(923)	(864)	(926)	(375)	(385)	—
Total recognized in other comprehensive (income)/loss	$(8,835)	$(5,777)	$4,903	$1,263	$(1,971)	$11,954
Total recognized in net periodic benefit cost and other comprehensive loss/(income)	$9,156	$11,509	$22,707	$1,118	$(1,780)	$11,610
The accumulated benefit obligation (“ABO”) for all defined benefit plans was $469,719 and $440,126 at December 31, 2025 and 2024, respectively.
The projected benefit obligation (“PBO”), ABO and fair value of plan assets for pension plans with ABOs in excess of plan assets were, $293,402, $283,773 and $105,647, respectively, as of December 31, 2025, and $279,472, $270,720 and $94,384, respectively, as of December 31, 2024.
Eviosys acquisition
On December 4, 2024, the Company completed the acquisition of Eviosys, which included the assumption of several defined benefit plans (the “Eviosys Plans”), including non-contributory defined benefit pension plans for certain of its employees, primarily in Germany, France, Italy, Switzerland, Spain, and Ireland. The Company determined the acquisition-date fair values of the PBO and plan assets of the Eviosys Plans to be $74,120 and $21,223, respectively, resulting in a long-term and short-term unfunded pension obligations of $51,918 and $979, respectively.
F-35 FORM 10-K SONOCO 2025 ANNUAL REPORT

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
Plan settlements, changes and amendments
On January 2, 2025, the RTS Plan was merged with the U.S. Active Plan. Accordingly, disclosures referring to the “U.S. Retirement Plans” or the “U.S. Active Plan” include the legacy RTS Plan.
The Company recognized net settlement losses totaling $42, $530, and $1,010 in 2025, 2024, and 2023, respectively, resulting primarily from payments made to certain participants in the Company’s non-union Canadian pension plan who elected a lump sum distribution option upon retirement. The net settlement losses in 2025 also reflect settlement gains related to lump sum distributions to participants for certain Eviosys plans as a result of plant closures. Settlements in 2023 also included payments associated with the termination of a pension plan in Taiwan. The curtailment gains recognized in 2025 relate primarily to the termination of certain Eviosys Plan participants as a result of plant closures.
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
Projected benefit payments
The following table sets forth the Company’s projected benefit payments for the next ten years:

Year	Retirement Plans	Retiree Health and Life Insurance Plans
2026	$33,035	$1,341
2027	$31,416	$1,419
2028	$33,787	$1,483
2029	$33,314	$1,509
2030	$33,853	$1,387
2031-2035	$178,345	$8,723
Assumptions
The following tables set forth the major actuarial assumptions used in determining the benefit obligation and net periodic benefit cost:

Weighted-average assumptions used to determine benefit obligations at December 31	U.S. Retirement Plans	U.S. Retiree Health and Life Insurance Plans	Foreign Plans
Discount Rate
2025	5.28%	5.13%	5.02%
2024	5.52%	5.32%	6.52%
Rate of Compensation Increase
2025	—%	2.99%	2.46%
2024	—%	3.02%	3.59%

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31	U.S. Retirement Plans	U.S. Retiree Health and Life Insurance Plans	Foreign Plans
Discount Rate
2025	5.52%	5.32%	6.52%
2024	4.84%	4.68%	4.79%
2023	5.01%	4.92%	4.97%
Expected Long-term Rate of Return
2025	3.89%	4.64%	5.45%
2024	3.08%	3.05%	4.36%
2023	2.48%	2.45%	4.70%
Rate of Compensation Increase
2025	—%	2.99%	2.46%
2024	—%	3.03%	3.11%
2023	—%	2.99%	3.29%
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
F-36 FORM 10-K SONOCO 2025 ANNUAL REPORT

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

Healthcare Cost Trend Rate	Pre-age 65	Post-age 65
2025	6.20%	7.00%
2024	6.17%	7.28%
Ultimate Trend Rate	Pre-age 65	Post-age 65
2025	4.50%	4.50%
2024	4.50%	4.50%
Year at which the Rate Reaches the Ultimate Trend Rate	Pre-age 65	Post-age 65
2025	2036	2036
2024	2035	2035

Based on amendments to the U.S. plan approved in 1999, which became effective in 2003, cost increases borne by the Company are limited to the Urban CPI, as defined.
Retirement plan assets
The assets of the U.S., Eviosys, U.K., and Canadian defined benefit plans comprise approximately 92% of the total postretirement benefit plan assets. Therefore, the following disclosures relate only to the assets of these plans.
The following table sets forth the weighted-average asset allocations of the Company’s retirement plans at 2025 and 2024, by asset category.

Asset Category		U.S.	Eviosys	U.K.	Canada
Equity securities	2025	34.3%	—%	9.5%	31.5%
	2024	20.9%	—%	21.0%	31.4%
Debt securities	2025	63.1%	79.9%	88.4%	68.5%
	2024	77.9%	85.1%	77.1%	68.6%
Cash and short-term investments	2025	2.6%	20.1%	2.1%	—%
	2024	1.2%	14.9%	1.9%	—%
Total	2025	100.0%	100.0%	100.0%	100.0%
	2024	100.0%	100.0%	100.0%	100.0%
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
U.S. defined benefit plans
The Company has adopted investment guidelines for the Active Plan based on asset/liability studies. These guidelines established a dynamic derisking framework for shifting the allocation of assets to long-duration domestic fixed income from equity and other asset categories, as the relative funding ratio of the plan increased over time. The current target allocation (midpoint) for the Active Plan investment portfolio is: Equity Securities - 35% and Debt Securities – 65%.
United Kingdom defined benefit plan
The equity investments consist of direct ownership and funds and are diversified among U.K. and international stocks of small and large capitalization. The current target allocation (midpoint) for the investment portfolio is: Equity Securities – 10% and Debt Securities – 90%.
Canada defined benefit plan
The equity investments consist of direct ownership and funds and are diversified among Canadian and international stocks of primarily large capitalizations and short to intermediate duration corporate and government bonds. The current target allocation (midpoint) for the investment portfolio is 30% Equity Securities and 70% Debt Securities.
Eviosys defined benefit plans
The equity investments consist of direct ownership and funds and are diversified among international stocks of primarily large capitalizations and short to intermediate duration corporate and government bonds. The current target allocation (midpoint) for the investment portfolio is —% Equity Securities, 30% Cash and Short Term Investments and 70% Debt Securities.
F-37 FORM 10-K SONOCO 2025 ANNUAL REPORT

Retiree health and life insurance plan assets
The following table sets forth the weighted-average asset allocations by asset category of the Company’s retiree health and life insurance plan.

Asset Category	2025	2024
Equity securities	—%	—%
Debt securities	100.0%	100.0%
Cash	—%	—%
Total	100.0%	100.0%
Contributions
Based on current actuarial estimates, the Company anticipates that contributions to its defined benefit plans will be approximately $23,200 in 2026. No assurances can be made about funding requirements beyond 2026, however, as they will depend largely on actual investment returns and future actuarial assumptions, legislative actions, and changes to the Company’s benefit offerings.
Sonoco Retirement and Savings Plan
The Sonoco Retirement and Savings Plan (“Savings Plan”) is a defined contribution retirement plan provided for certain of the Company’s U.S. employees designed to meet the requirements of section 401(k) of the Internal Revenue Code. The Savings Plan allows participants to set aside a portion of their wages and salaries for retirement and encourages saving by matching a portion of their contributions with contributions from the Company. The Savings Plan provides for participant contributions of 1% to 100% of gross pay with the Company matching 100% of the first 6% of pretax and/or Roth compensation contributed by the participant. Participants are immediately fully vested in these matching contributions. The Company’s expenses related to the Savings Plan for 2025, 2024, and 2023 were approximately $33,300, $33,700 and $30,684, respectively.
Other plans
The Company also provides retirement and postretirement benefits to certain other non-U.S. employees through various Company-sponsored and local government sponsored defined contribution arrangements. For the most part, the liabilities related to these arrangements are funded in the period they arise. The Company’s expenses for these plans were not material for all years presented.
16. Income taxes
The provision for taxes on income for the years ended December 31 consists of the following:

	2025	2024	2023
Pretax income
Domestic	$529,172	$(35,733)	$280,916
Foreign	235,929	99,219	208,111
Total pretax income	$765,101	$63,486	$489,027
Current
Federal	$59,956	$3,693	$54,319
State	10,732	1,916	11,282
Foreign	97,293	57,034	63,617
Total current	$167,981	$62,643	$129,218
Deferred
Federal	$30,415	$(34,828)	$(3,307)
State	14,220	(9,837)	(1,646)
Foreign	(29,030)	(12,469)	(4,535)
Total deferred	$15,605	$(57,134)	$(9,488)
Total taxes	$183,586	$5,509	$119,730
F-38 FORM 10-K SONOCO 2025 ANNUAL REPORT

Deferred tax (liabilities)/assets are comprised of the following at December 31:

	2025	2024
Property, plant and equipment	$(235,929)	$(266,278)
Intangibles	(488,519)	(545,330)
Leases	(109,707)	(76,225)
Outside basis in Metal Packaging	(63,105)	(68,649)
Other	(192)	—
Gross deferred tax liabilities	$(897,452)	$(956,482)
Retiree health benefits	$4	$245
Foreign loss carryforwards	110,055	79,314
U.S. Federal loss and credit carryforwards	31,980	34,082
Capital loss carryforwards	3,983	3,755
U.S. State loss and credit carryforwards	23,413	26,181
Capitalized research and development costs	67,894	103,043
Net investment hedge	50,524	—
Employee benefits	54,258	56,192
Leases	116,184	82,031
Accrued liabilities and other assets	44,023	71,370
Gross deferred tax assets	$502,318	$456,213
Valuation allowance on deferred tax assets	$(107,451)	$(81,496)
Total deferred taxes, net[1]	$(502,585)	$(581,765)
1 Total deferred taxes, net includes $(15,666) reclassified to discontinued operations on the Consolidated Balance Sheets at December 31, 2024. This includes a valuation allowance on deferred tax assets of $(4,628).
The Company has total federal net operating loss (“NOL”) carryforwards of approximately $31,556 remaining at December 31, 2025. These losses were acquired as part of an acquisition and annual usage is limited based on certain attributes existing at that time. The losses expire between 2029 and 2041. U.S. foreign tax credit carryforwards of approximately $25,601 exist at December 31, 2025, $22,474 of which expire in 2027, and $3,127 of which expire in 2035. Foreign subsidiary loss carryforwards of approximately $532,745 remain at December 31, 2025. Their use is limited to future taxable earnings of the respective foreign subsidiaries or filing groups. Approximately $309,722 of these loss carryforwards do not have an expiration date. Of the remaining foreign subsidiary loss carryforwards, approximately $193,878 expire within the next five years and approximately $29,145 expire between 2031 and 2045. Foreign subsidiary capital loss carryforwards of approximately $16,108 exist at December 31, 2025 and do not have an expiration date. Their use is limited to future capital gains of the respective foreign subsidiaries.
Approximately $9,242 in tax value of state loss carryforwards and $20,395 of state credit carryforwards remain at December 31, 2025. These state loss and credit carryforwards are limited based upon future taxable earnings of the respective entities or filing group and expire between 2026 and 2046. State loss and credit carryforwards are reflected at their “tax” value, as opposed to the amount of expected gross deduction due to the vastly different apportionment and statutory tax rates applicable to the various entities and states in which the Company files.

F-39 FORM 10-K SONOCO 2025 ANNUAL REPORT

Statutory tax rate reconciliation
A reconciliation of the U.S. federal statutory tax rate to the actual provision for income taxes in the expanded format set forth by ASU 2023-09 for the year ended December 31, 2025 is as follows:

	2025
U.S. Federal statutory tax rate	$160,671	21.0%
State and local income taxes, net of Federal income tax effect(a)	16,129	2.1%
Foreign tax effects
Luxembourg
Valuation allowances	10,826	1.4%
Other	(5,572)	(0.7)%
Finland
Nontaxable income	(8,115)	(1.1)%
Other	(479)	(0.1)%
Other foreign jurisdictions	18,402	2.4%
U.S. Federal tax effects
Effect of changes in tax laws or rates enacted in the current period	—	—%
Effect of cross-border tax laws
Global intangible low-taxed income (GILTI), net of foreign tax credit (FTC)	9,525	1.2%
Tax on undistributed earnings of subsidiaries	11,756	1.5%
Foreign branch inclusion	10,479	1.4%
Other	4,380	0.6%
Tax credits	(9,627)	(1.3)%
Changes in valuation allowances	34	—%
Nontaxable or nondeductible items
Benefit for purchased credits	(14,875)	(1.9)%
Other	5,927	0.8%
Changes in unrecognized tax benefits	2,622	0.3%
Other adjustments
Disposition of business	(29,994)	(3.9)%
Other	1,497	0.2%

Provision For Income Taxes	$183,586	24.0%

(a) State taxes in Tennessee, Illinois, California, Wisconsin and New Jersey make up the majority (greater than 50 percent) of the tax effect in this category.
F-40 FORM 10-K SONOCO 2025 ANNUAL REPORT

A reconciliation of the U.S. federal statutory tax rate to the actual provision for income taxes for the years ended December 31, 2024 and 2023 is as follows:

	2024		2023
U.S. Federal statutory tax rate	$13,332	21.0%	$102,696	21.0%
State income taxes, net of federal tax benefit	(883)	(1.4)%	12,263	2.5%
Valuation allowance	7,763	12.2%	4,486	0.9%
Tax examinations including change in reserve for uncertain tax positions	(8,613)	(13.6)%	1,819	0.4%
Adjustments to prior year deferred taxes	(9,129)	(14.4)%	(2,489)	(0.5)%
Foreign earnings taxed at other than U.S. rates	12,271	19.3%	13,108	2.7%
Divestiture of business	(2,954)	(4.7)%	464	0.1%
Effect of tax rate changes	(1,552)	(2.4)%	387	0.1%
Foreign withholding taxes	5,344	8.4%	4,591	0.9%
Tax credits	(11,834)	(18.6)%	(18,848)	(3.9)%
Global intangible low-taxed income (GILTI)	(5,604)	(8.8)%	4,853	1.0%
Foreign-derived intangible income	(858)	(1.4)%	(1,106)	(0.2)%
Foreign currency gain/(loss) on distributions of previously taxed income	642	1.0%	(2,614)	(0.5)%
IRC Subpart F Income	916	1.4%	119	—%
Executive compensation limitation	2,569	4.0%	3,767	0.8%
Capitalized acquisition costs	7,202	11.3%	104	—%
Other, net	(3,103)	(4.9)%	(3,870)	(0.8)%

Provision for income taxes	$5,509	8.7%	$119,730	24.5%

The “Change in unrecognized tax benefits” for 2025 and the change in “Tax examinations including change in reserve for uncertain tax positions” for 2024 and 2023 is shown net of associated deferred taxes and includes accrued interest. Included in the change are current year increases of approximately $1,732, $3,405 and $2,710 for 2025, 2024 and 2023, respectively. The change also includes adjustments for prior year items such as decreases related to lapses of statutes of limitations in international, federal and state jurisdictions as well as overall changes in facts and judgment. These adjustments changed the reserve by a total of approximately $(899), $(13,229) and $(891) in 2025, 2024 and 2023, respectively.
In many of the countries in which the Company operates, earnings are taxed at rates different than the U.S. federal tax rate. This difference is reflected in “Foreign tax effects” for 2025 and “Foreign earnings taxed at other than U.S. rates” for 2024 and 2023, along with other items, if any, that impacted taxes on foreign earnings in the periods presented.
The benefits included in “Adjustments to prior year deferred taxes” for 2024 and 2023 consist primarily of adjustments to deferred tax assets and liabilities arising from changes in estimates. The adjustment to deferred tax assets and liabilities in 2024 was driven largely by post-acquisition entity restructuring.
Of the $9,627 of tax credits for 2025, $3,008 relates to research and development tax credits. The GILTI tax, net of FTC in 2025 of $9,525 consists primarily of a prior year provision to return adjustment.
The benefit of $29,994 shown in “Disposition of business” is attributable to the sale of the U.S. ThermoSafe business and is due to a tax basis in the shares sold that is greater than the basis for accounting purposes.
The Company maintains its assertion that its undistributed foreign earnings prior to the Sonoco Metal Packaging EMEA acquisition, as well as current and future undistributed foreign earnings of its non-Sonoco Metal Packaging EMEA business, are indefinitely reinvested and, accordingly, has not recorded any deferred income tax liabilities that would be due if those earnings were repatriated. However, the Company does not assert that certain current and future earnings of its Sonoco Metal Packaging EMEA business are permanently reinvested. While the majority of the Company’s undistributed foreign earnings have already been taxed in the United States, a portion would be subject to foreign withholding and U.S. income taxes and credits if distributed. Computation of the deferred tax liability associated with unremitted earnings deemed to be indefinitely reinvested is not practicable at this time.
Income taxes paid
The following table sets forth income taxes paid, including payments for the acquisition of income tax credits, net of refunds, for the year ended December 31, 2025, disaggregated between foreign, domestic and state:

2025
Federal taxes paid	$125,868
State taxes paid	30,926
Foreign taxes paid	108,107
Total	$264,901

F-41 FORM 10-K SONOCO 2025 ANNUAL REPORT

Income taxes paid, net of refunds, exceeded 5 percent of total income taxes paid, net of refunds, in the following jurisdictions:

2025
Foreign Taxes Paid
Spain	$20,109
Brazil	$17,688
Other	$70,310
Reserve for uncertain tax positions
The following table sets forth the reconciliation of the gross amounts of unrecognized tax benefits at the beginning and ending of the periods indicated:

	2025	2024	2023
Gross Unrecognized Tax Benefits at January 1	$12,138	$21,677	$18,621
Increases in prior years’ unrecognized tax benefits	2,743	627	378
Decreases in prior years’ unrecognized tax benefits	(1,404)	(1,915)	(572)
Increases in current year unrecognized tax benefits	688	4,325	4,395
Decreases in unrecognized tax benefits from the lapse of statutes of limitations	(235)	(12,100)	(1,094)
Settlements	(748)	(476)	(51)
Gross Unrecognized Tax Benefits at December 31	$13,182	$12,138	$21,677
Of the unrecognized tax benefit balances at December 31, 2025 and December 31, 2024, $11,102 and $9,857, respectively, would have an impact on the effective tax rate if ultimately recognized.
Interest and/or penalties related to income taxes are reported as part of income tax expense. The Company had $2,817 and $1,667 accrued for interest related to uncertain tax positions at December 31, 2025 and December 31, 2024, respectively. Tax expense for the year ended December 31, 2025, includes net interest expense of $1,150, which is comprised of an interest benefit of $384 related to the adjustment of prior years’ items and interest expense of $1,534 on unrecognized tax benefits. The amounts listed above for accrued interest and interest expense do not reflect the benefit of a federal tax deduction which would be available if the interest were ultimately paid.
The Company and/or its subsidiaries file federal, state and local income tax returns in the United States and various foreign jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before 2019.
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
F-42 FORM 10-K SONOCO 2025 ANNUAL REPORT

17. Revenue recognition
The following tables set forth information about revenue disaggregated by primary geographic regions for the years ended December 31, 2025, 2024 and 2023. The tables also include a reconciliation of disaggregated revenue with reportable segments. The Company’s reportable segments are aligned by product nature as disclosed in Note 20.

Year Ended December 31, 2025	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary geographical markets:
United States	$1,864,861	$1,464,574	$285,486	$3,614,921
EMEA	2,789,400	361,878	56,160	3,207,438
Canada	18,539	85,875	—	104,414
APAC	100,482	148,012	1,065	249,559
Other	101,009	238,894	2,518	342,421
Total	$4,874,291	$2,299,233	$345,229	$7,518,753

Year Ended December 31, 2024	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary geographical markets:
United States	$1,785,857	$1,431,232	$352,717	$3,569,806
EMEA	524,699	371,896	58,925	955,520
Canada	17,486	95,863	—	113,349
APAC	96,154	213,127	1,771	311,052
Other	107,656	237,370	10,612	355,638
Total	$2,531,852	$2,349,488	$424,025	$5,305,365

Year Ended December 31, 2023	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary geographical markets:
United States	$1,817,268	$1,389,492	$494,112	$3,700,872
EMEA	431,189	389,261	64,936	885,386
Canada	16,076	100,095	—	116,171
APAC	94,136	233,446	1,812	329,394
Other	112,379	261,819	35,405	409,603
Total	$2,471,048	$2,374,113	$596,265	$5,441,426

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
The following table sets forth information about contract assets and liabilities from contracts with customers. The balances of the contract assets and liabilities are located in “Other receivables” and “Accrued expenses and other payables”, respectively, in the Consolidated Balance Sheets.

	December 31, 2025	December 31, 2024
Contract Assets	$77,978	$67,062
Contract Liabilities	$(58,784)	$(60,024)

F-43 FORM 10-K SONOCO 2025 ANNUAL REPORT

Significant changes in the contract assets and liabilities balances during the twelve months ended December 31, 2025 and 2024 were as follows:

	December 31, 2025		December 31, 2024
	Contract Assets	Contract Liabilities	Contract Assets	Contract Liabilities
Beginning balance	$67,062	$(60,024)	$14,754	$(15,252)
Acquired/ sold as part of a business combination/ divestiture	(53)	(324)	62,439	(47,478)
Revenue deferred or rebates accrued	—	(94,947)	—	(25,736)
Recognized as revenue	—	1,183	—	2,341
Rebates paid to customers	—	95,328	—	26,101
Increases due to rights to consideration for customer specific goods produced, but not billed during the period	77,978	—	67,062	—
Transferred to receivables from contract assets recognized at the beginning of the period and acquired as part of business combination	(67,009)	—	(77,193)	—
Ending balance	$77,978	$(58,784)	$67,062	$(60,024)

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
Spartanburg
In connection with its acquisition of Tegrant in November 2011, the Company identified potential environmental contamination at a site in Spartanburg, South Carolina. At December 31, 2024, the Company’s accrual for environmental contingencies related to the Spartanburg site totaled $5,096 and was reflected in “Current liabilities of discontinued operations” on the Company’s Consolidated Balance Sheet at December 31, 2024 . The Spartanburg site and related environmental liabilities were part of the sale of TFP to Toppan, which was completed on April 1, 2025.
Other environmental matters
The Company has been named as a potentially responsible party at several other environmentally contaminated sites. All of the sites are also the responsibility of other parties. The potential remediation liabilities are shared with such other parties, and, in most cases, the Company’s share, if any, cannot be reasonably estimated at the current time. However, the Company does not believe that the resolution of these matters has a reasonable possibility of having a material adverse effect on the Company’s financial statements. At December 31, 2025 and 2024, the Company’s accrual for these other sites totaled $1,779 and $1,933, respectively, and are included in “Accrued expenses and other payables” on the Company’s Consolidated Balance Sheets.
Commitments
As of December 31, 2025, the Company had long-term obligations to purchase electricity and steam, which it uses in its production processes, as well as long-term purchase commitments for raw materials. These purchase commitments require the Company to make total payments of approximately $71,200, as follows: $23,700 in 2026; $24,500 in 2027; $23,000 in 2028; $0 in 2029, and a total of $0 from 2030 through 2034.
In addition,as of December 31, 2025, the Company has purchase commitments of approximately $93,900 to be paid in 2026 for the acquisition of tax credits that are expected to offset a portion of taxes payable currently recorded within “Accrued taxes” on the Company’s Consolidated Balance Sheets at December 31, 2025.

F-44 FORM 10-K SONOCO 2025 ANNUAL REPORT

19. Shareholders’ equity and earnings per share
Earnings per share
The following table sets forth the computation of basic and diluted earnings/(loss) per share (in thousands, except per share data):

	2025	2024	2023
Numerator:
Net income from continuing operations	$591,038	$67,565	$379,644
Net (income)/loss from continuing operations attributable to noncontrolling interests	(375)	180	(768)
Net income from continuing operations attributable to Sonoco	590,663	67,745	378,876

Net income attributable to Sonoco	$1,003,011	$163,949	$474,959

Denominator:
Weighted average common shares outstanding:
Basic	99,124	98,637	98,294
Dilutive effect of shared-based compensation	447	653	596
Diluted	99,571	99,290	98,890

Per common share:
Basic earnings per common share:
Net income from continuing operations	$5.96	$0.69	$3.85
Net income attributable to Sonoco	$10.12	$1.66	$4.83
Diluted earnings per common share:
Net income from continuing operations	$5.93	$0.68	$3.83
Net income attributable to Sonoco	$10.07	$1.65	$4.80

Cash dividends	$2.11	$2.07	$2.02
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
The average number of shares that were not dilutive and therefore not included in the computation of diluted income per share was as follows for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Anti-dilutive stock appreciation rights	513	408	352
These SARs may become dilutive in future periods if the market price of the Company’s common stock appreciates.
Share repurchases
On April 20, 2021, the Board authorized the repurchase of the Company’s common stock in an aggregate amount of up to $350,000. No shares were purchased under this authorization during 2025 or 2024. A total of $137,972 remained available for share repurchases under this authorization as of December 31, 2025 and December 31, 2024.
The Company occasionally repurchases shares of its common stock to satisfy employee tax withholding obligations in association with the exercise of RSUs, PCSUs, and SARs. These repurchases, which are not part of a publicly announced plan or program, totaled 227,560 shares during 2025, 164,402 shares during 2024, and 175,665 shares during 2023, at a cost of $10,930, $9,246 and $10,617, respectively.
Noncontrolling interests
On April 1, 2025, the Company completed the sale of TFP which included the disposition of a noncontrolling interest position of $600, which is reflected in the Company’s total gain on the divestiture in “Net income from discontinued operations” in the Company’s Consolidated Statements of Income for the year ended December 31, 2025. See Note 4 for additional information.
On March 2, 2025, the Company completed the sale of its tube and core operations in Venezuela which included the disposition of a noncontrolling interest position of $310 which is reflected in the Company’s total loss on the divestiture. This loss is reported in “Gain/(Loss) on divestiture of business and other assets” in the Company’s Consolidated Statements of Income for the year ended December 31, 2025. See Note 4 for additional information.
On December 4, 2024, the Company completed the acquisition of Eviosys. The acquisition included operations in the Ivory Coast and Morocco, which are owned 85.2% and 99.34%, respectively, by the Company. The Company fully consolidates these operations and reflects the partner’s ownership in noncontrolling interests in its Consolidated Balance Sheets. During the twelve-month period ended December 31, 2025, the Company recorded measurement-period adjustments based on updated valuation information related to facts and circumstances existing as of the acquisition date that increased the previously reported fair value of noncontrolling interests by $2,346.
F-45 FORM 10-K SONOCO 2025 ANNUAL REPORT

In November 2024, the Company completed the sale of two production facilities in China. In addition, a production facility that was less than 100% owned by the Company was divested as a part of the sale and the disposition of the noncontrolling interest of $2,043 is reflected in the Company’s total loss on the divestiture. This loss is reported in “Gain/(Loss) on divestiture of business and other assets” in the Company’s Consolidated Statements of Income for the year ended December 31, 2024. See Note 4 for additional information.

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
The primary products produced and sold within the Industrial Paper Packaging segment include paperboard tubes, cones, and cores; paper-based protective packaging; and uncoated recycled paperboard. Effective January 1, 2024, the Company began conducting its recycling operations, part of the Industrial Paper Packaging segment, as a procurement function. As a result, no recycling net sales were recorded and the margin from the Company’s recycling operations reduced “Cost of sales” for the years ended December 31, 2025 and 2024 as these activities are no longer a part of ongoing major operations.
The primary products produced within the All Other group of businesses consist of a variety of packaging materials, including plastic, paper, foam, and various other specialty materials. Following the sale of ThermoSafe in November 2025, the Company’s industrial and specialty plastics business is the only remaining business in the All Other category. Effective January 1, 2026, this business will be reported within the Industrial Paper Packaging segment and the use of the All Other category will be discontinued.
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
Segment financial information
The following table sets forth financial information about each of the Company’s reportable segments:

Year Ended December 31, 2025	Consumer Packaging	Industrial Paper Packaging	Total Reportable Segments
Sales from external customers	$4,874,291	$2,299,233	$7,173,524
Intersegment sales(1)	22,547	121,153	143,700
	$4,896,838	$2,420,386	$7,317,224
Reconciliation of sales
Other sales(2)			349,888
Elimination of intersegment sales			(148,359)
Total consolidated sales			$7,518,753
Less:(3)
Cost of sales(4)	$(3,950,750)	$(1,726,225)
Other segment items(5)	(319,168)	(381,707)
Segment operating profit	$626,920	$312,454	$939,374

Other segment disclosures:
Equity in earnings of affiliates, net of tax	$226	$9,297
Depreciation and amortization(6)	$209,618	$118,889

F-46 FORM 10-K SONOCO 2025 ANNUAL REPORT

Year Ended December 31, 2024	Consumer Packaging	Industrial Paper Packaging	Total Reportable Segments
Sales from external customers	$2,531,852	$2,349,488	$4,881,340
Intersegment sales(1)	8,022	111,682	119,704
	$2,539,874	$2,461,170	$5,001,044
Reconciliation of sales
Other sales(2)			431,107
Elimination of intersegment sales			(126,786)
Total consolidated sales			$5,305,365
Less:(3)
Cost of sales(4)	$(2,041,078)	$(1,818,324)
Other segment items(5)	(203,964)	(371,192)
Segment operating profit	$294,832	$271,654	$566,486

Other segment disclosures:
Equity in earnings of affiliates, net of tax	$365	$9,223
Depreciation and amortization(6)	$109,355	$116,149

Year Ended December 31, 2023	Consumer Packaging	Industrial Paper Packaging	Total Reportable Segments
Sales from external customers	$2,471,048	$2,374,113	$4,845,161
Intersegment sales(1)	5,171	101,822	106,993
	$2,476,219	$2,475,935	$4,952,154
Reconciliation of sales
Other sales(2)			604,442
Elimination of intersegment sales			(115,170)
Total consolidated sales			$5,441,426
Less:(3)
Cost of sales(4)	$(1,999,514)	$(1,809,803)
Other segment items(5)	(190,943)	(348,215)
Segment operating profit	$285,762	$317,917	$603,679

Other segment disclosures:
Equity in earnings of affiliates, net of tax	$564	$9,783
Depreciation and amortization(6)	$95,340	$104,723

(1)	Intersegment sales are recorded at a market-related transfer price.
(2)	Sales from businesses below the quantitative threshold are attributable to the group of businesses within All Other.
(3)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(4)
Cost of sales of reportable segments excludes certain costs, primarily changes in LIFO inventory reserves, net gains or losses from derivatives, and acquisition, integration and divestiture-related costs.

(5)	Other segment items consists of:
Consumer Packaging: Labor and benefits, consulting and professional services, travel, communication, facilities and supplies.
Industrial Paper Packaging: Labor and benefits, consulting and professional services, travel, communication, facilities and supplies.
(6)	Represents significant segment expenses that are regularly provided to the CODM and are included in cost of sales and other segment items within segment operating profit.

F-47 FORM 10-K SONOCO 2025 ANNUAL REPORT

Reconciliation of segment operating profit to income from continuing operations before income taxes:	2025	2024	2023
Segment operating profit	$939,374	$566,486	$603,679
Other operating profits(1)	50,813	53,278	85,148
Unallocated amounts:
Restructuring/Asset impairment charges, net	(66,215)	(65,370)	(47,909)
Amortization of acquisition intangibles	(182,431)	(78,595)	(67,323)
Gain/(Loss) on divestiture of business	371,717	(23,452)	78,929
Acquisition, integration and divestiture-related costs	(54,158)	(91,600)	(24,624)
Changes in LIFO inventory reserves	(58)	6,263	11,817
Derivative (losses)/gains	(1,730)	7,225	1,912
Other corporate costs, net(2)	(35,242)	(46,675)	(42,254)
Other operating (charges)/income, net(3)	(4,335)	(982)	(10,326)
Other (expense)/income, net(4)	(27,481)	(104,200)	39,657
Non-operating pension costs	(12,215)	(13,842)	(14,312)
Interest expense	(233,485)	(172,620)	(135,393)
Interest income	20,547	27,570	10,026
Income from continuing operations before income taxes	$765,101	$63,486	$489,027

(1)	Operating profit from segments below the quantitative threshold are attributable to the group of businesses within All Other.
(2)
Other corporate costs represent recurring operating expenses previously allocated to TFP that will remain with Sonoco subsequent to the divestiture, net of income earned under a transition services agreement with Toppan.

(3)	Primarily consists of highly inflationary accounting in Turkey and other miscellaneous charges in 2025, 2024, and 2023.
(4)
In 2025, these expenses relate to charges from third-party financial institutions related to the Company’s centralized treasury program under which the Company sells certain trade accounts receivable in order to accelerate its cash collection cycle, primarily within the Consumer Packaging segment. In 2024, the expense primarily relates to a net loss on foreign currency remeasurement, partially offset by a gain from the fair value remeasurement of an equity investment.

Reconciliation of other segment disclosures to consolidated totals:	2025	2024	2023
Equity in earnings of affiliates, net of tax
Consumer Packaging	$226	$365	$564
Industrial Paper Packaging	9,297	9,223	9,783
Reportable Segment Total	9,523	9,588	10,347
Adjustments	—	—	—
Consolidated Total	$9,523	$9,588	$10,347

Depreciation and amortization
Consumer Packaging	$209,618	$109,355	$95,340
Industrial Paper Packaging	118,889	116,149	104,723
Reportable Segment Total	328,507	225,504	200,063
Other(1)	191,160	90,557	81,966
Consolidated Total	$519,667	$316,061	$282,029

(1)	Other represents depreciation and amortization expense for the All Other group of businesses and total amortization of acquisition intangibles for Sonoco, excluding discontinued operations.
F-48 FORM 10-K SONOCO 2025 ANNUAL REPORT

Geographic regions
Sales to unaffiliated customers and long-lived assets by geographic region are as follows:

	2025	2024	2023
Sales to Unaffiliated Customers
United States	$3,614,921	$3,569,806	$3,700,872
EMEA	3,207,438	955,520	885,386
Canada	104,414	113,349	116,171
APAC	249,559	311,052	329,394
All other	342,421	355,638	409,603
Total	$7,518,753	$5,305,365	$5,441,426
Long-lived Assets
United States	$2,462,090	$2,695,885	$2,779,178
EMEA	4,893,882	4,690,098	617,949
Canada	27,214	35,750	39,842
APAC	180,882	176,547	157,235
All other	478,462	300,623	149,530
Total	$8,042,530	$7,898,903	$3,743,734
Sales are attributed to countries/regions based upon the plant location from which products are shipped. Long-lived assets are comprised of property, plant and equipment, goodwill, other intangible assets, and investments in affiliates (see Notes 1, 7 and 9).
21. Accumulated other comprehensive loss
The following table summarizes the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss, net of tax as applicable, for the years ended December 31, 2025 and 2024:

	Foreign Currency Items	Defined Benefit Pension Items	Gains and Losses on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at December 31, 2023	$(267,578)	$(99,627)	$943	$(366,262)
Other comprehensive (loss)/income before reclassifications	(146,856)	4,636	(3,213)	(145,433)
Amounts reclassified from accumulated other comprehensive loss to net income	3,503	4,378	1,080	8,961
Other comprehensive (loss)/income	(143,353)	9,014	(2,133)	(136,472)
Balance at December 31, 2024	$(410,931)	$(90,613)	$(1,190)	$(502,734)
Other comprehensive income before reclassifications	484,608	1,159	3,486	489,253
Amounts reclassified from accumulated other comprehensive loss to net income	50,550	1,496	(1,361)	50,685
Other comprehensive income	535,158	2,655	2,125	539,938
Balance at December 31, 2025	$124,227	$(87,958)	$935	$37,204

The following table summarizes the amounts reclassified from accumulated other comprehensive loss and the affected line items in the consolidated statements of net income for the years ended December 31, 2025 and 2024:
F-49 FORM 10-K SONOCO 2025 ANNUAL REPORT

Amount Reclassified from Accumulated Other Comprehensive Income/(Loss)
Details about Accumulated Other Comprehensive Income/(Loss) Components	Year Ended December 31, 2025	Year Ended December 31, 2024	Affected Line Item in the Consolidated Statements of Net Income
Foreign currency items (see Note 4)
Currency translation adjustment (“CTA”) loss on TFP divestiture	$(47,955)	$—	Net income from discontinued operations
CTA loss on Venezuela divestiture	(3,792)	—	Gain/(Loss) on divestiture of business and other assets
CTA gain on ThermoSafe divestiture	1,197	—	Gain/(Loss) on divestiture of business and other assets
CTA loss on Protexic and China divestitures	—	(3,503)	Gain/(Loss) on divestiture of business and other assets
	(50,550)	(3,503)	Net income
Defined benefit pension items (see Note 15)
Effect of settlement loss	(42)	(530)	Non-operating pension costs
Effect of curtailment gain	263	—	Non-operating pension costs
Amortization of defined benefit pension items	(4,009)	(4,822)	Non-operating pension costs
	(3,788)	(5,352)	Income from continuing operations before income taxes
Income tax impact	2,292	974	Provision for income taxes
	(1,496)	(4,378)	Net income
Gains/(losses) on cash flow hedges (see Note 12)
Foreign exchange contracts	3,811	(1,174)	Net Sales
Foreign exchange contracts	(2,557)	(253)	Cost of sales
Commodity contracts	447	(28)	Cost of sales
	1,701	(1,455)	Income from continuing operations before income taxes
Income tax impact	(340)	375	Provision for income taxes
	1,361	(1,080)	Net income
Amounts reclassified to net income from accumulated other comprehensive income/(loss)	$(50,685)	$(8,961)	Net income

The following table summarizes the tax expense/(benefit) for the components of other comprehensive income/(loss):

	For the year ended December 31, 2025			For the year ended December 31, 2024
	Before Tax Amount	Tax	After Tax Amount	Before Tax Amount	Tax	After Tax Amount
Foreign currency items:
Other comprehensive income/(loss) before reclassifications	$428,732	$55,876	$484,608	$(140,210)	$(6,646)	$(146,856)
Amounts reclassified from accumulated other comprehensive income/(loss) to net income	50,550	—	50,550	3,503	—	3,503
Net other comprehensive income/(loss) from foreign currency items	479,282	55,876	535,158	(136,707)	(6,646)	(143,353)
Defined benefit pension items:
Other comprehensive income before reclassifications	3,784	(2,625)	1,159	2,395	2,241	4,636
Amounts reclassified from accumulated other comprehensive income/(loss) to net income	3,788	(2,292)	1,496	5,352	(974)	4,378
Net other comprehensive income from defined benefit pension items	7,572	(4,917)	2,655	7,747	1,267	9,014
Cash flow hedges:
Other comprehensive income/(loss) before reclassifications	4,357	(871)	3,486	(4,329)	1,116	(3,213)
Amounts reclassified from accumulated other comprehensive (loss)/income to net income	(1,701)	340	(1,361)	1,455	(375)	1,080
Net other comprehensive income/(loss) from cash flow hedges	2,656	(531)	2,125	(2,874)	741	(2,133)
Other comprehensive income/(loss)	$489,510	$50,428	$539,938	$(131,834)	$(4,638)	$(136,472)
F-50 FORM 10-K SONOCO 2025 ANNUAL REPORT

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information disclosed in the reports that we file or submit is recorded, processed, summarized and reported within the relevant time periods specified in SEC rules and forms. For this purpose, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information that is required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and CFO concluded that such controls and procedures, as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K, were effective at a reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, the end of the period covered by this report based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2025 as stated in their report, which appears at the beginning of Item 8 of this Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting occurring during the three-month period ended December 31, 2025, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
During the three months ended December 31, 2025, none of the Company’s officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
45 FORM 10-K SONOCO 2025 ANNUAL REPORT

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information set forth in the Company’s definitive Proxy Statement for the annual meeting of shareholders to be held on April 15, 2026, to be filed with the SEC within 120 days after December 31, 2025 (the "Proxy Statement"), under the captions “Proposal 1: Election of Directors,” and “Delinquent Section 16(a) Reports,” is incorporated herein by reference. Information about executive officers of the Company is set forth in Item 1 of this Annual Report on Form 10-K under the caption “Information About our Executive Officers.”
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
Audit Committee Members – The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee was comprised of the following members during the year ended December 31, 2025: Theresa J. Drew, Chairperson, Steven L. Boyd, Scott A. Clark (beginning in February 2025), Richard G. Kyle, Blythe J. McGarvie (until April 2025), and Thomas E. Whiddon. The Audit Committee as of the date of this Annual Report on Form 10-K is comprised of the following members: Theresa J. Drew, Chairperson, Steven L. Boyd, Scott A. Clark, Richard G. Kyle, Craig L. Nix (since February 2026), and Thomas E. Whiddon.
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

Equity Compensation Plan Information
The following table sets forth aggregated information about all of the Company’s compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance as of December 31, 2025:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))[1] (c)
Equity compensation plans approved by security holders	2,034,803	$55.79	1,674,656
Equity compensation plans not approved by security holders	—	—	—
Total	2,034,803	$55.79	1,674,656

[1]
The Sonoco Products Company 2024 Omnibus Incentive Plan (the “2024 Plan”) was adopted at the Company’s 2024 Annual Meeting of Shareholders. The maximum number of shares of common stock that may be issued under this plan was set at 2,900,000 shares. At December 31, 2025, a total of 1,674,656 shares remain available for future grant under the 2024 Plan.

46 FORM 10-K SONOCO 2025 ANNUAL REPORT

The weighted-average exercise price of $55.79 relates to SARs, which account for 516,153 of the 2,034,803 of securities issuable upon exercise. The remaining 1,518,650 of securities relate to PCSUs, RSUs, and deferred compensation stock units that have no exercise price requirement.
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
		– Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
		– Consolidated Balance Sheets as of December 31, 2025 and 2024
		– Consolidated Statements of Income for the years ended December 31, 2025, 2024, and 2023
		– Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024, and 2023
		– Consolidated Statements of Changes in Total Equity for the years ended December 31, 2025, 2024, and 2023
		– Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023
		– Notes to Consolidated Financial Statements
	2	Financial Statement Schedules
		Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2025, 2024 and 2023.

Column A	Column B	Column C - Additions				Column D		Column E
Description	Balance at Beginning of Year	Charged to Costs and Expenses		Charged to Other		Deductions		Balance at End of Year
2025
Allowance for Doubtful Accounts	$10,989	$1,783		$1,124	1	$1,384	2	$12,512
LIFO Reserve	33,265	58	3	—		—		33,323
Valuation Allowance on Deferred Tax Assets	76,868	36,862		(6,279)	4	—	5	107,451
2024
Allowance for Doubtful Accounts	$18,868	$3,457		$(199)	1	$11,137	2	$10,989
LIFO Reserve	39,528	(6,263)	3	—		—		33,265
Valuation Allowance on Deferred Tax Assets	66,266	7,921		2,681	4	—	5	76,868
2023
Allowance for Doubtful Accounts	$14,280	$6,479		$160	1	$2,051	2	$18,868
LIFO Reserve	51,342	(11,814)	3	—		—		39,528
Valuation Allowance on Deferred Tax Assets	79,427	4,432		(17,593)	4	—	5	66,266

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
47 FORM 10-K SONOCO 2025 ANNUAL REPORT

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

4-7*
Seventh Supplemental Indenture, dated as of September 19, 2024, between Sonoco Products Company and Regions Bank, as Trustee, including Forms of 4.450% Notes due 2026, 4.600% Notes due 2029 and 5.000% Notes due 2034 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed September 19, 2024)

10-1**	Sonoco Retirement and Savings Plan, amended and restated as of January 1, 2026
10-2**	Sonoco Products Company 2008 Long-term Incentive Plan (incorporated by reference to Exhibit 1 to the Company’s Proxy Statement for the Annual Meeting of Shareholders on April 16, 2008)
10-3**	Sonoco Products Company 2012 Long-term Incentive Plan (incorporated by reference to Exhibit 1 to the Company’s Proxy Statement for the Annual Meeting of Shareholders on April 18, 2012)
10-4**	Sonoco Products Company 2014 Long-term Incentive Plan (incorporated by reference to Exhibit 1 to the Company’s Proxy Statement for the Annual Meeting of Shareholders on April 16, 2014)
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

10-13**
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

10-16**	Sonoco Products Company 2024 Omnibus Incentive Plan (incorporated by reference to Appendix 2 to the Company's Proxy Statement for the Annual Meeting of Shareholders on April 17, 2024)
10-17*
Credit Agreement, dated as of August 7, 2023, among Sonoco Products Company, as Borrower, CoBank, ACB, as Administrative Agent, and the Lenders party hereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed August 10, 2023)

10-18**	Sonoco Products Company Change-In-Control Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed February 11, 2022)

10-19**	Sonoco Products Company Executive Officer Severance Plan (incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-K, filed February 28, 2023)
10-20*
Third Amendment, dated as of August 7, 2023, to the Credit Agreement dated as of June 30, 2021, and Incremental Increase Agreement, among Sonoco Products Company, as Borrower, CoBank, FCB, as Lender, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed August 10, 2023)

10-21*
Amended and Restated Credit Agreement, dated as of May 3, 2024, by and among the Company, Bank of America, N.A., and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 7, 2024)

19	Sonoco Products Company Insider Trading Policy (incorporated by reference to Exhibit 19 to the Registrant’s Form 10-K, filed February 28, 2025)
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm with respect to Registrant’s Form 10-K
31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(a)
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 17 C.F.R. 240.13a-14(b)
97	Sonoco Products Company Executive Compensation Clawback Policy (incorporated by reference to Exhibit 97 to the Registrant’s Form 10-K filed February 28, 2024)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Taxonomy Extension Label Linkbase Document
101.PRE	Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Certain portions of these exhibits have been redacted pursuant to Item 601(b)(2)(ii) or Item 601(b)(10)(iv) of Regulation S-K. The Company hereby agrees to furnish supplementally an unredacted copy of the exhibit to the SEC or its staff upon request.
** Indicates management contract or compensatory plan.

SIGNATURES
 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of February 2026.

SONOCO PRODUCTS COMPANY

/s/ R. Howard Coker
R. Howard Coker
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 26th day of February 2026.

/s/ Paul Joachimczyk	/s/ Aditya Gandhi
Paul Joachimczyk	Aditya Gandhi
Chief Financial Officer	Vice President and Chief Accounting Officer
(principal financial officer)	(principal accounting officer)

/s/ John R. Haley	/s/ R. Howard Coker
John R. Haley/Director (Chairman)	R. Howard Coker/President, Chief Executive Officer and Director

/s/ Steven L. Boyd	/s/ Scott A. Clark
Steven L. Boyd/Director	Scott A. Clark/Director

/s/ Pamela L. Davies	/s/ Theresa J. Drew
Pamela L. Davies/Director	Theresa J. Drew/Director

/s/ Philippe Guillemot	/s/ Robert R. Hill, Jr.
Philippe Guillemot/Director	Robert R. Hill, Jr./Lead Independent Director

/s/ Eleni Istavridis	/s/ Richard G. Kyle
Eleni Istavridis/Director	Richard G. Kyle/Director

/s/ Blythe J. McGarvie	/s/ Craig L. Nix
Blythe J. McGarvie/Director	Craig L. Nix/Director

/s/ Thomas E. Whiddon
Thomas E. Whiddon/Director