Form 10-Q
period 2026-03-29
SONOCO PRODUCTS CO
filed 2026-04-28
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s no par value common stock as of April 17, 2026 was 98,868,689.

SONOCO PRODUCTS COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars and shares in thousands)

	March 29, 2026	December 31, 2025*
Assets
Current Assets
Cash and cash equivalents	$224,479	$378,398
Trade accounts receivable, net of allowances	893,036	842,810
Other receivables	223,939	178,755
Inventories, net:
Finished goods	424,698	370,303
Work in process	184,626	161,313
Materials and supplies	607,488	589,393
Prepaid expenses	184,138	125,352
Total Current Assets	2,742,404	2,646,324
Property, Plant and Equipment, Net	2,742,785	2,797,800
Goodwill	2,482,201	2,511,611
Other Intangible Assets, Net	2,600,694	2,683,474
Deferred Income Taxes	30,672	54,449
Right of Use Asset-Operating Leases	308,936	307,450
Other Assets	162,327	161,226
Total Assets	$11,070,019	$11,162,334
Liabilities and Equity
Current Liabilities
Payable to suppliers	$988,748	$1,084,152
Accrued expenses and other payables	624,929	777,752
Notes payable and current portion of long-term debt	1,202,570	537,952
Accrued taxes	29,845	128,821
Total Current Liabilities	2,846,092	2,528,677
Long-term Debt, Net of Current Portion	3,486,942	3,788,973
Noncurrent Operating Lease Liabilities	264,598	263,192
Pension and Other Postretirement Benefits	176,372	177,976
Deferred Income Taxes	534,896	557,034
Other Liabilities	174,752	214,650
Total Liabilities	7,483,652	7,530,502
Commitments and Contingencies (See Note 18)

Sonoco Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares 98,869 and 98,634 shares issued and outstanding at March 29, 2026 and December 31, 2025, respectively	7,175	7,175
Capital in excess of stated value	191,477	191,855
Accumulated other comprehensive (loss)/income	(22,491)	37,204
Retained earnings	3,392,513	3,377,647
Total Sonoco Shareholders’ Equity	3,568,674	3,613,881
Noncontrolling Interests	17,693	17,951
Total Equity	3,586,367	3,631,832
Total Liabilities and Equity	$11,070,019	$11,162,334

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (the “United States” or “U.S.”).
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended
	March 29, 2026	March 30, 2025
Net sales	$1,676,442	$1,709,228
Cost of sales	1,330,814	1,355,541
Gross profit	345,628	353,687
Selling, general and administrative expenses	201,538	209,063
Restructuring/Asset impairment charges, net	15,133	13,581
Loss on divestiture of business	(1,865)	(4,183)
Operating profit	127,092	126,860
Non-operating pension costs	2,496	3,121
Interest expense	44,494	56,027
Interest income	8,651	7,348
Other expense, net	(12,308)	(6,517)
Income from continuing operations before income taxes	76,445	68,543
Provision for income taxes	9,510	21,147
Income before equity in earnings of affiliates	66,935	47,396
Equity in earnings of affiliates, net of tax	690	1,921
Net income from continuing operations	67,625	49,317
Net income from discontinued operations	—	5,172
Net income	67,625	54,489
Net income from continuing operations attributable to noncontrolling interests	(24)	(60)
Net income attributable to Sonoco	$67,601	$54,429

Weighted average common shares outstanding:
Basic	99,313	98,913
Diluted	99,704	99,342
Per common share:
Basic earnings per common share:
Continuing operations	$0.68	$0.50
Discontinued operations	—	0.05
Basic earnings per share attributable to Sonoco	$0.68	$0.55
Diluted earnings per common share:
Continuing operations	$0.68	$0.50
Discontinued operations	—	0.05
Diluted earnings per share attributable to Sonoco	$0.68	$0.55

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (unaudited)
(Dollars in thousands)

	Three Months Ended
	March 29, 2026	March 30, 2025
Net income	$67,625	$54,489
Other comprehensive (loss)/income:
Foreign currency translation adjustments	(61,644)	175,839
Changes in defined benefit plans, net of tax	739	544
Changes in derivative financial instruments, net of tax	928	1,757
Other comprehensive (loss)/income	(59,977)	178,140
Comprehensive income	7,648	232,629
Net income from continuing operations attributable to noncontrolling interests	(24)	(60)
Other comprehensive loss attributable to noncontrolling interests	282	25
Comprehensive income attributable to Sonoco	$7,906	$232,594

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN TOTAL EQUITY (unaudited)
(Dollars and shares in thousands)

	Total Equity	Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Noncontrolling Interests
		Outstanding	Amount
December 31, 2025	$3,631,832	98,634	$7,175	$191,855	$37,204	$3,377,647	$17,951
Net income	67,625					67,601	24
Other comprehensive (loss)/income:
Translation loss	(61,644)				(61,362)		(282)
Defined benefit plan adjustment, net of tax	739				739
Derivative financial instruments, net of tax	928				928
Other comprehensive loss	(59,977)				(59,695)		(282)
Dividends	(52,735)					(52,735)
Issuance of stock awards	332	367		332
Shares repurchased	(6,954)	(132)		(6,954)
Share-based compensation	6,174			6,174
Other	70			70
March 29, 2026	$3,586,367	98,869	$7,175	$191,477	$(22,491)	$3,392,513	$17,693

	Total Equity	Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests
		Outstanding	Amount
December 31, 2024	$2,286,213	98,260	$7,175	$183,250	$(502,734)	$2,583,923	$14,599
Net income	54,489					54,429	60
Other comprehensive income/(loss):
Translation gain/(loss)	175,839				175,864		(25)
Defined benefit plan adjustment, net of tax	544				544
Derivative financial instruments, net of tax	1,757				1,757
Other comprehensive income/(loss)	178,140				178,165		(25)
Divestiture of non-controlling interest	(637)						(637)
Dividends	(51,558)					(51,558)
Dividends paid to noncontrolling interests	(243)						(243)
Issuance of stock awards	273	588		273
Shares repurchased	(10,573)	(220)		(10,573)
Share-based compensation	5,828			5,828
March 30, 2025	$2,461,932	98,628	$7,175	$178,778	$(324,569)	$2,586,794	$13,754
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Three Months Ended
	March 29, 2026	March 30, 2025
Cash Flows from Operating Activities:
Net income	$67,625	$54,489
Adjustments to reconcile net income to net cash used by operating activities:
Asset impairments	3,090	4,949
Depreciation and amortization	125,029	121,492
Share-based compensation expense	6,174	5,829
Equity in earnings of affiliates, net of tax	(690)	(1,921)
Net loss on disposition of assets	749	277
Net loss on divestiture of business	1,865	4,183
Pension and postretirement plan expense	3,782	4,357
Pension and postretirement plan contributions	(4,829)	(4,223)
Net decrease in deferred taxes	(2,801)	(3,720)
Change in assets and liabilities, net of effects from acquisitions, divestitures and foreign currency adjustments:
Trade accounts receivable	(56,775)	(64,292)
Inventories	(105,691)	(110,177)
Payable to suppliers	(81,832)	(134,906)
Prepaid expenses	(48,090)	(901)
Income taxes payable and other income tax items	(122,160)	16,703
Accrued expenses and other assets and liabilities	(153,374)	(100,233)
Net cash used by operating activities	(367,928)	(208,094)
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(62,079)	(92,657)
Proceeds from the sale of business, net[1]	(17,076)	3,513
Proceeds from the sale of assets, net	1,719	474
Investments in affiliated companies and other net investing proceeds	1,329	88
Net cash used by investing activities	(76,107)	(88,582)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	24,082	24,535
Principal repayment of debt	(9,066)	(473,293)
Net change in commercial paper	344,000	528,000
Net increase in book cash overdrafts	2,905	12,448
Payment of loan financing costs	(356)	—
Dividends paid to noncontrolling interests	—	(243)
Cash dividends	(52,404)	(51,285)
Payments for share repurchases	(6,954)	(10,573)
Net cash provided by financing activities	302,207	29,589
Effects of Exchange Rate Changes on Cash	(12,091)	15,742
Net Decrease in Cash and Cash Equivalents	(153,919)	(251,345)
Cash and cash equivalents at beginning of period	378,398	443,060
Cash and cash equivalents at end of period	$224,479	$191,715

1The Company paid final net working capital settlements of $15,211 and $1,865 to the buyers of TFP (as defined in Note 1) and ThermoSafe (as defined in Note 1), respectively.
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 1: Basis of Interim Presentation
On April 1, 2025, Sonoco Products Company (the “Company” or “Sonoco”) completed the sale of its Thermoformed and Flexibles Packaging business and its global Trident business (collectively, “TFP”) to TOPPAN Holdings Inc. (“Toppan”). In accordance with applicable accounting guidance, the results of TFP, previously part of the Company’s Consumer Packaging segment, are presented as discontinued operations in the Condensed Consolidated Statements of Income and, as such, have been excluded from both continuing operations and segment results for all periods presented in this Quarterly Report on Form 10-Q. The Condensed Consolidated Statements of Comprehensive Income, Changes in Total Equity, and Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations. All amounts, percentages and disclosures for all periods presented in this Quarterly Report on Form 10-Q reflect only the continuing operations of Sonoco unless otherwise noted. See Note 2 for additional information.
Following the sale of the Company’s ThermoSafe business (“ThermoSafe”), part of the All Other group of businesses, to Arsenal Capital Partners (“Arsenal”), a private equity firm, on November 3, 2025, the Company’s industrial and specialty plastics business (“Industrial Plastics”) was the only remaining business in the All Other category. Effective January 1, 2026, the Company changed its operating and management reporting structure and, as a result, realigned Industrial Plastics to be reported within the Industrial Paper Packaging segment. Following this realignment, the All Other category as presented in this Quarterly Report on Form 10-Q reflects only the prior year results related to ThermoSafe. All prior year results for the Industrial Paper Packaging segment and the All Other group of businesses have been recast to conform to the new presentation.
In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise stated) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the three-month period ended March 29, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Amounts reported in thousands within this Quarterly Report on Form 10-Q are computed based on the actual amounts. As a result, the sum of the components may not equal the total amount reported in thousands due to rounding. In addition, certain columns and rows within tables may not sum to the totals due to the use of rounded numbers. Percentages presented are calculated from the underlying unrounded amounts.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 2: Discontinued Operations
As disclosed in Note 1, the Company completed the sale of TFP on April 1, 2025. The following table presents key components of “Net income from discontinued operations” for the three months ended March 30, 2025:

Three Months Ended
March 30, 2025
Net sales	$320,678
Cost of sales	250,854
Gross profit	69,824
Selling, general and administrative expenses	31,607
Restructuring/Asset impairment charges, net	426
Operating profit	37,791
Other income, net	182
Interest expense	24,911
Interest income	281
Income from discontinued operations before income taxes	12,979
Provision for income taxes	7,807
Net income from discontinued operations	5,172
Net income from discontinued operations attributable to noncontrolling interests	—
Net income attributable to discontinued operations	$5,172

Weighted average common shares outstanding:
Basic	98,913
Diluted	99,342

Per common share:
Net income attributable to discontinued operations:
Basic	$0.05
Diluted	$0.05

The following table presents significant cash flow items from discontinued operations for the three months ended March 30, 2025:

Three Months Ended
March 30, 2025
Depreciation and amortization(a)	$(311)
Purchases of property, plant and equipment	$(5,572)
(a) Subsequent to entering the agreement to sell TFP on December 8, 2024, in accordance with Accounting Standards Codification (“ASC”) 360, “Property, Plant, and Equipment,” depreciation was not recognized on TFP’s property, plant and equipment, and amortization was not recognized on TFP’s other intangible assets or right of use assets-operating leases.

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
During the three-month period ended March 29, 2026, there were no other newly issued or newly applicable accounting pronouncements that had, or are expected to have, a material impact on the Company’s condensed consolidated financial statements. Further, at March 29, 2026, there were no other pronouncements pending adoption that are expected to have a material impact on the Company’s condensed consolidated financial statements.
Note 4: Acquisitions and Divestitures
Acquisitions
The Company did not complete any acquisitions during the three-month periods ended March 29, 2026 and March 30, 2025.
TFP Divestiture
On April 1, 2025, the Company completed the sale of TFP to Toppan for net cash consideration of $1,807,493 paid at closing on a cash-free and debt-free basis. A final working capital settlement of $15,211 was paid to Toppan during the first quarter of 2026. The Company had recorded a liability in this amount in “Accrued expenses and other payables” on its Condensed Consolidated Balance Sheet as of December 31, 2025.
ThermoSafe and Other Divestitures
On November 3, 2025, the Company completed the sale of ThermoSafe to Arsenal for net cash consideration of $655,827 paid at closing on a cash-free and debt-free basis and subject to customary adjustments. A final working capital settlement of $1,865 was paid to Arsenal during the first quarter of 2026. This settlement is included in “Loss on divestiture of business” in the Company’s Condensed Consolidated Statement of Income for the three-month period ended March 29, 2026. Transaction fees totaling $10,112 were also paid during the first quarter of 2026. The Company had recorded a liability for these fees in “Accrued expenses and other payables” on its Condensed Consolidated Balance Sheet as of December 31, 2025.
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
Acquisition, Integration, and Divestiture-Related Costs
Acquisition, integration, and divestiture-related costs from continuing operations during the three-month periods ended March 29, 2026 and March 30, 2025 were recorded in the Company’s Condensed Consolidated Statements of Income as follows:

	Three Months Ended
	March 29, 2026	March 30, 2025
Cost of sales	$—	$17,949
Selling, general and administrative expenses	6,338	9,317
Total acquisition, integration, and divestiture-related costs	$6,338	$27,266

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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 5: Shareholders’ Equity
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 29, 2026	March 30, 2025
Numerator:
Net income from continuing operations	$67,625	$49,317
Net income from continuing operations attributable to noncontrolling interests	(24)	(60)
Net income from continuing operations attributable to Sonoco	$67,601	$49,257

Net income attributable to Sonoco	$67,601	$54,429

Denominator:
Weighted average common shares outstanding:
Basic	99,313	98,913
Dilutive effect of shared-based compensation	391	429
Diluted	99,704	99,342

Per common share:
Basic earnings per common share:
Net income from continuing operations	$0.68	$0.50
Net income attributable to Sonoco	$0.68	$0.55
Diluted earnings per common share:
Net income from continuing operations	$0.68	$0.50
Net income attributable to Sonoco	$0.68	$0.55

Cash dividends	$0.53	$0.52
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
The average numbers of SARs that were anti-dilutive and, therefore, not included in the computation of diluted earnings per share during the three-month periods ended March 29, 2026 and March 30, 2025 were as follows (in thousands):

	Three Months Ended
	March 29, 2026	March 30, 2025
Anti-dilutive stock appreciation rights	396	548

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
The Company regularly repurchases shares of its common stock to satisfy employee tax withholding obligations in association with certain share-based compensation awards. These repurchases, which are not part of a publicly announced plan or program, totaled 132 shares during the three-month period ended March 29, 2026, at a cost of $6,954, and 220 shares during the three-month period ended March 30, 2025, at a cost of $10,573.
Dividend Declarations
On February 11, 2026, the Board declared a regular quarterly dividend of $0.53 per share. This dividend was paid on March 10, 2026 to all shareholders of record as of February 25, 2026.
On April 15, 2026, the Board declared a regular quarterly dividend of $0.54 per share. This dividend will be paid on
June 10, 2026 to all shareholders of record as of May 8, 2026.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 6: Restructuring and Asset Impairments
Due to its geographic footprint and the cost-competitive nature of its businesses, the Company continually seeks more cost-effective means and structures to serve its customers and to respond to significant changes in its markets. As such, plant closures in connection with footprint rationalization and headcount reductions are an important component of the Company’s cost control initiatives. The amount of these costs can vary significantly from quarter to quarter and from year to year depending upon the scope, nature, and location of the restructuring activities.
Set forth below are the total restructuring and asset impairment charges, net of adjustments, recognized during the periods presented:

	Three Months Ended
	March 29, 2026	March 30, 2025
Restructuring and restructuring-related asset impairment charges, net	$15,133	$13,581
Other asset impairments	—	—
Restructuring/Asset impairment charges, net	$15,133	$13,581
The table below sets forth restructuring and restructuring-related asset impairment charges by type incurred:

	Three Months Ended
	March 29, 2026	March 30, 2025
Severance and Termination Benefits	$7,370	$6,998
Asset Impairment/Disposal of Assets	3,090	5,101
Other Costs	4,673	1,482
Restructuring and restructuring-related asset impairment charges, net	$15,133	$13,581
The table below sets forth restructuring and restructuring-related asset impairment charges attributable to each reportable segment, the All Other group of businesses, and Corporate-related activity:

	Three Months Ended
	March 29, 2026	March 30, 2025
Consumer Packaging	$9,107	$1,229
Industrial Paper Packaging	5,959	12,498
All Other	—	5
Corporate	67	(151)
Restructuring and restructuring-related asset impairment charges, net	$15,133	$13,581
Restructuring and restructuring-related asset impairment charges are included in “Restructuring/Asset impairment charges, net” in the Company’s Condensed Consolidated Statements of Income.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth the activity in the restructuring accrual included in “Accrued expenses and other payables” in the Company’s Condensed Consolidated Balance Sheets:

	Severance and Termination Benefits	Asset Impairments/ Disposal of Assets	Other Costs	Total
Accrual Activity
Liability at December 31, 2025	$55,628	$—	$3,527	$59,155
2026 charges	7,370	3,090	4,673	15,133
Cash (payments)/receipts	(10,100)	1,545	(4,642)	(13,197)
Asset write downs/disposals	—	(4,635)	—	(4,635)
Foreign currency translation	(651)	—	(45)	(696)
Liability at March 29, 2026	$52,247	$—	$3,513	$55,760
“Severance and Termination Benefits” during the three-month period ended March 29, 2026 includes the cost of severance for approximately 105 employees whose positions were eliminated in conjunction with the Company’s ongoing organizational effectiveness efforts, including additional severance charges related to the prior year closure of a metal packaging facility in France, part of the Consumer Packaging segment.
“Asset Impairment/Disposal of Assets” during the three-month period ended March 29, 2026 consists primarily of asset write-offs related to the closure of a metal packaging facility in Ghana, part of the Consumer Packaging segment and additional losses from the sale of assets associated with a previously closed paper mill facility in Greece, part of the Industrial Paper Packaging segment.
“Other Costs” during the three-month period ended March 29, 2026 consists primarily of equipment removal, utilities, plant security, property taxes, and insurance costs related to the prior year closures of metal can facilities in France and Ghana, and the prior year closures of a paper mill in Mexico and partitions facility in California, both part of the Industrial Paper Packaging segment, as well as ongoing facility carrying costs of other previously announced plant closures.
The Company expects to pay the majority of the remaining restructuring reserves by the end of 2026 using cash generated from operations. The Company also expects to recognize future additional charges totaling approximately $5,000 in connection with previously announced restructuring actions and believes that the majority of these charges will be incurred and paid by the end of 2026. The Company continually evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions are likely to be undertaken.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 7: Accumulated Other Comprehensive (Loss)/Income
The following table summarizes the components of accumulated other comprehensive (loss)/income and the changes in the balances of each component of accumulated other comprehensive (loss)/income, net of tax as applicable, for the three-month periods ended March 29, 2026 and March 30, 2025:

	Foreign Currency Items	Defined Benefit Pension Items	Gains and Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income/(Loss)
Balance at December 31, 2025	$124,227	$(87,958)	$935	$37,204
Other comprehensive (loss)/income before reclassifications	(61,362)	(61)	1,210	(60,213)
Amounts reclassified from accumulated other comprehensive loss to net income	—	800	(282)	518
Other comprehensive (loss)/income	(61,362)	739	928	(59,695)
Balance at March 29, 2026	$62,865	$(87,219)	$1,863	$(22,491)

Balance at December 31, 2024	$(410,931)	$(90,613)	$(1,190)	$(502,734)
Other comprehensive income/(loss) before reclassifications	172,072	(265)	2,024	173,831
Amounts reclassified from accumulated other comprehensive loss to net income	3,792	809	(267)	4,334
Other comprehensive income	175,864	544	1,757	178,165
Balance at March 30, 2025	$(235,067)	$(90,069)	$567	$(324,569)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the effects on net income of significant amounts reclassified from each component of accumulated other comprehensive loss for the three-month periods ended March 29, 2026 and March 30, 2025:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended
Details about Accumulated Other Comprehensive Loss Components	March 29, 2026	March 30, 2025	Affected Line Item in the Condensed Consolidated Statements of Income
Foreign currency items
Currency translation adjustment loss on Venezuela sale(a)	$—	$(3,792)	Loss on divestiture of business
	—	(3,792)	Net income
Gains/(losses) on cash flow hedges
Foreign exchange contracts(b)	(85)	399	Net sales
Foreign exchange contracts(b)	(188)	(41)	Cost of sales
Commodity contracts(b)	770	—	Cost of sales
	497	358	Income from continuing operations before income taxes
Income tax impact	(215)	(91)	Provision for income taxes
	282	267	Net income
Defined benefit pension items
Amortization of defined benefit pension items(c)	(1,009)	(1,056)	Non-operating pension costs
	(1,009)	(1,056)	Income from continuing operations before income taxes
Income tax impact	209	247	Provision for income taxes
	(800)	(809)	Net income
Total reclassifications for the period	$(518)	$(4,334)	Net income

(a) See Note 4 for additional details.
(b) See Note 11 for additional details.
(c) See Note 13 for additional details.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the before- and after-tax amounts for the various components of other comprehensive (loss)/income for the three-month periods ended March 29, 2026 and March 30, 2025:

	Three Months Ended March 29, 2026			Three Months Ended March 30, 2025
	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Foreign currency items:
Other comprehensive (loss)/income before reclassifications	$(48,599)	$(12,763)	$(61,362)	$161,828	$10,244	$172,072
Amounts reclassified from accumulated other comprehensive (loss)/income to net income(a)	—	—	—	3,792	—	3,792
Net other comprehensive (loss)/income from foreign currency items	(48,599)	(12,763)	(61,362)	165,620	10,244	175,864
Defined benefit pension items:
Other comprehensive (loss)/income before reclassifications	(77)	16	(61)	(346)	81	(265)
Amounts reclassified from accumulated other comprehensive (loss)/income to net income(b)	1,009	(209)	800	1,056	(247)	809
Net other comprehensive income/(loss) from defined benefit pension items	932	(193)	739	710	(166)	544
Gains and losses on cash flow hedges:
Other comprehensive income/(loss) before reclassifications	2,132	(922)	1,210	2,715	(691)	2,024
Amounts reclassified from accumulated other comprehensive (loss)/income to net income(c)	(497)	215	(282)	(358)	91	(267)
Net other comprehensive income/(loss) from cash flow hedges	1,635	(707)	928	2,357	(600)	1,757
Other comprehensive (loss)/income	$(46,032)	$(13,663)	$(59,695)	$168,687	$9,478	$178,165

(a) See Note 4 for additional details.
(b) See Note 13 for additional details.
(c) See Note 11 for additional details.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 8: Goodwill and Other Intangible Assets
Goodwill
A summary of the changes in goodwill for the three-month period ended March 29, 2026 is as follows:

	Consumer Packaging	Industrial Paper Packaging	Total
Goodwill at December 31, 2025	$1,947,991	$563,620	$2,511,611
Foreign currency translation	(27,086)	(2,324)	(29,410)
Goodwill at March 29, 2026	$1,920,905	$561,296	$2,482,201
The goodwill balance of the Industrial Paper Packaging segment at December 31, 2025 included $55,244 related to Industrial Plastics, previously reported as part of the All Other group of businesses. See Note 1 for additional information.
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
Although no reporting units failed the annual impairment test, in management’s opinion, the goodwill balances of the Sonoco Metal Packaging (“SMP”) Europe, Middle East and Africa (“EMEA”) and Global Paper Products Asia-Pacific (“APAC”) reporting units are at risk of impairment in the near term if the reporting unit’s operations do not perform in line with management’s expectations, or if there is a negative change in the long-term financial outlook for the reporting unit or in other factors such as the discount rate. In the case of SMP EMEA, the lower differential between the fair value and carrying value of the reporting unit is due to the acquisition of Titan Holdings I B.V. in December 2024, at which time the majority of assets and liabilities acquired were recorded at fair value. The total goodwill associated with the SMP EMEA and Global Paper Products APAC reporting units was $1,372,186 and $26,976, respectively, at March 29, 2026.
During the time subsequent to the annual evaluation, and at March 29, 2026, the Company considered whether any events and/or changes in circumstances had resulted in the likelihood that the goodwill of any of its reporting units may have been impaired. It is management’s opinion that no such events and/or changes in circumstances have occurred.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Other Intangible Assets
A summary of other intangible assets as of March 29, 2026 and December 31, 2025 is as follows:

	March 29, 2026	December 31, 2025
Other Intangible Assets, gross:
Patents	$29,302	$29,403
Customer lists	2,855,747	2,895,345
Trade names	28,116	28,417
Proprietary technology	230,704	234,336
Other	2,064	2,054
Total Other Intangible Assets, gross	$3,145,933	$3,189,555

Accumulated Amortization:
Patents	$(19,373)	$(18,706)
Customer lists	(464,206)	(431,704)
Trade names	(12,818)	(12,488)
Proprietary technology	(47,637)	(41,990)
Other	(1,205)	(1,193)
Total Accumulated Amortization	(545,239)	(506,081)
Other Intangible Assets, net	$2,600,694	$2,683,474
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
Aggregate amortization expense was $44,320 and $41,961 for the three-month periods ended March 29, 2026 and March 30, 2025, respectively. Amortization expense on other intangible assets is expected to total approximately $177,300 in 2026, $177,200 in 2027, $177,100 in 2028, $176,200 in 2029 and $173,900 in 2030.

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
The following table sets forth the balance sheet location and values of the obligations under the Company’s SCF Programs at March 29, 2026 and December 31, 2025:

Balance Sheet Line Item	March 29, 2026	December 31, 2025
Payable to suppliers(a)	$42,768	$53,122

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

(a) The payment of these obligations is included in net cash used by operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.
Note 10: Debt
Details of the Company’s debt at March 29, 2026 and December 31, 2025 are as follows:

	March 29, 2026	December 31, 2025
Commercial paper	$344,000	$—
Syndicated term loan due August 2028	498,476	498,320
4.450% notes due September 2026	499,202	498,749
2.250% notes due February 2027	299,567	299,443
4.600% notes due September 2029	595,977	595,694
3.125% notes due May 2030	597,666	597,528
2.850% notes due February 2032	496,950	496,824
5.000% notes due September 2034	691,111	690,857
5.750% notes due November 2040	536,322	536,314
Other foreign denominated debt	58,980	40,016
Finance lease obligations	53,135	53,542
Other debt	18,126	19,638
Total debt	4,689,512	4,326,925
Less: Notes payable and current portion of long-term debt	(1,202,570)	(537,952)
Long-term debt	$3,486,942	$3,788,973
On March 23, 2026, the Company entered into a credit agreement with the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (the “Term Credit Agreement”) that provides the Company with a delayed draw term loan facility in an aggregate principal amount of up to $300,000 on an unsecured basis (the “Term Loan Facility”). The Term Loan Facility may be drawn, subject to the satisfaction of certain conditions, on or prior to September 13, 2026. Borrowings under the Term Loan Facility, net of any prepayments, will become payable in full on the second anniversary of the Funding Date (as defined in the Term Credit Agreement) and will bear interest at a fluctuating rate per annum equal to, at the Company’s option, (i) the forward-looking Secured Overnight Financing Rate term rate (such borrowings, “Term SOFR Loans”), (ii) a base rate (such borrowings, “Base Rate Loans”), or (iii) a combination thereof, plus, in each case, an applicable margin calculated based on the Company’s credit ratings, ranging from 0.850% to 1.100% per annum for Term SOFR Loans and from 0.000% to 0.100% per annum for Base Rate Loans. As of March 29, 2026, no draws had been made under the Term Loan Facility.
The Company maintains a revolving credit facility with total commitments of $1,250,000 and a maturity date of May 3, 2029. The Company’s $1,250,000 commercial paper program is supported by the revolving credit facility. At March 29, 2026, the Company had $344,000 in commercial paper balances outstanding; accordingly, the committed capacity available for drawdown under its revolving credit facility at March 29, 2026 was $906,000.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenants currently require the Company to maintain a minimum level of interest coverage and a minimum level of net worth, as defined in the agreements. As of March 29, 2026, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 11: Financial Instruments and Derivatives
The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments for which the carrying amount differs from the fair value.

	March 29, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, net of current portion	$3,486,942	$3,376,489	$3,788,973	$3,728,480

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
Cash Flow Hedges
At March 29, 2026 and December 31, 2025, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. These contracts, which have maturities ranging from March 2026 to September 2027, qualify as cash flow hedges under GAAP. For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item. Cash flows from derivative financial instruments designated as cash flow hedges are classified as cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.
Commodity Cash Flow Hedges
Certain derivative contracts entered into to manage the cost of anticipated purchases of natural gas and aluminum have been designated by the Company as cash flow hedges. At March 29, 2026, there were no designated natural gas swaps covering anticipated natural gas usage in 2026. The Company has designated swap contracts covering 5,861 metric tons of aluminum as cash flow hedges. These contracts represented approximately 34.4% and 3.0% of anticipated aluminum usage for 2026 and 2027, respectively. The fair value of the Company’s commodity cash flow hedges netted to a gain position of $3,310 and a gain position of $1,683 at March 29, 2026 and December 31, 2025, respectively. The amount of the gain included in accumulated other comprehensive income at March 29, 2026 expected to be reclassified to the income statement during the next twelve months is $3,163. The Company also has certain natural gas and aluminum derivatives contracts that are not designated as cash flow hedges. See “Non-Designated Derivatives” below for a discussion of these hedges.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Foreign Currency Cash Flow Hedges
The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales and purchases expected to occur from March 2026 to December 2027. The net positions of these contracts at March 29, 2026 were as follows (in thousands):

Currency	Action	Quantity
USD Contracts
Colombian peso	purchase	9,603,957
Mexican peso	purchase	156,750
Danish krone	purchase	105,135
Polish zloty	purchase	95,285
Turkish lira	purchase	75,052
Euro	purchase	3,152
Canadian dollar	purchase	14,549
Swedish krona	sell	(4,021)
British pound	sell	(7,638)
USD	purchase	10,281
Euro Contracts
Hungarian forint	purchase	7,216,102
Polish zloty	sell	(20,461)
British pound	purchase	3,784
Swiss franc	purchase	2,058
Euro	purchase	8,602
USD	purchase	6,849
The fair value of foreign currency cash flow hedges related to forecasted sales and purchases netted to a loss position of $(255) and a gain position of $49 at March 29, 2026 and December 31, 2025, respectively. Losses of $(282) are expected to be reclassified from accumulated other comprehensive income to the income statement during the next twelve months.
Net Investment Hedge
In April 2024 the Company entered into cross-currency swap agreements with a total notional amount of $500,000, maturing on May 1, 2027, to effectively convert a portion of the Company’s fixed-rate U.S. dollar-denominated debt, including the semi-annual interest payments, to fixed-rate euro-denominated debt at the prevailing market rate at execution.
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
The gain or loss on the net investment hedge derivative instruments is included in the “Foreign currency translation” component of “Accumulated other comprehensive (loss)/income” until the net investment is sold, diluted, or liquidated. Net interest income on the cross-currency swaps totaling $10,843 for the three-month period ended March 29, 2026 are excluded from the net investment hedge effectiveness assessment and are recorded in “Interest expense” in the

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Company’s Condensed Consolidated Statements of Income. The assumptions used in measuring fair value of the cross-currency swaps are considered level 2 inputs, which are based upon the Euro-to-U.S. dollar exchange rate market.
The fair value of the Company’s net investment hedges was a loss position of $(157,150) and $(207,203) at March 29, 2026 and December 31, 2025, respectively. A foreign currency translation loss of $(117,077) (net of income taxes of $40,073) and a loss of $(154,366) (net of income taxes of $52,837) were reported as components of “Accumulated other comprehensive (loss)/income” within “Foreign currency items” at March 29, 2026 and December 31, 2025, respectively.
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
Foreign Currency Hedges
The Company routinely enters into forward contracts or swaps to economically hedge the currency exposure of intercompany debt and foreign currency denominated receivables and payables. The net currency positions of these non-designated contracts at March 29, 2026, were as follows (in thousands):

Currency	Action	Quantity
USD Contracts
Colombian peso	purchase	70,916,285
Indonesian rupiah	purchase	16,897,640
Mexican peso	purchase	246,549
Canadian dollar	purchase	3,695
Euro Contracts
Hungarian forint	purchase	416,146
USD	sell	(1,413)
British pound	sell	(174)
Polish zloty	sell	(32,609)
Thai baht	sell	(524,769)
Commodity Hedges
The Company has entered into non-designated derivative contracts to manage the cost of anticipated purchases of natural gas and aluminum. At March 29, 2026, these contracts consisted of natural gas swaps covering approximately 3.1 million metric million British thermal units (“MMBTUs”) and represented approximately 57.5% of anticipated usage in North America for the remainder of 2026. In addition, the Company held aluminum swap contracts covering 333 metric tons of aluminum.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The fair value of the Company’s non-designated derivatives position was a loss of $(761) and $(1,113) at March 29, 2026 and December 31, 2025, respectively.
The following table sets forth the location and fair values of the Company’s derivative instruments at March 29, 2026 and December 31, 2025:

Description	Balance Sheet Location	March 29, 2026	December 31, 2025
Derivatives designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$3,202	$1,508
Commodity Contracts	Other Assets	147	175
Commodity Contracts	Accrued expenses and other payables	(39)	—
Foreign Exchange Contracts	Prepaid expenses	2,216	1,131
Foreign Exchange Contracts	Other Assets	27	33
Foreign Exchange Contracts	Accrued expenses and other payables	(2,498)	(1,028)
Foreign Exchange Contracts	Other Liabilities	—	(87)
Net investment hedge	Prepaid expenses	20,687	19,358
Net investment hedge	Accrued expenses and other payables	(48,811)	(58,594)
Net investment hedge	Other Liabilities	(129,026)	(167,967)
Derivatives not designated as hedging instruments:
Commodity Contracts	Prepaid expenses	359	185
Commodity Contracts	Other Assets	78	—
Commodity Contracts	Accrued expenses and other payables	(1,541)	(1,517)
Commodity Contracts	Other Liabilities	(94)	—
Foreign Exchange Contracts	Prepaid expenses	749	1,106
Foreign Exchange Contracts	Accrued expenses and other payables	(312)	(887)
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following tables set forth the effect of the Company’s derivative instruments on financial performance for the three-month periods ended March 29, 2026 and March 30, 2025, excluding the amount of foreign currency cash flow hedges that were reclassified from accumulated other comprehensive (loss)/income to the carrying value of the capitalized expenditures:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income
Derivatives in Cash Flow Hedging Relationships:
Three-month period ended March 29, 2026
Foreign Exchange Contracts	$(264)	Net sales	$(85)
		Cost of sales	(188)
Commodity Contracts	2,396	Cost of sales	770

Three-month period ended March 30, 2025
Foreign Exchange Contracts	$3,251	Net sales	$399
		Cost of sales	(41)
Commodity Contracts	(536)	Cost of sales	—

Description	Gain or (Loss) Recognized	Location of Gain or (Loss) Recognized in Income Statement
Derivatives not Designated as Hedging Instruments:
Three-month period ended March 29, 2026
Commodity Contracts	$1,304	Cost of sales
Foreign Exchange Contracts	1,697	Selling, general and administrative
Three-month period ended March 30, 2025
Commodity Contracts	$3,337	Cost of sales
Foreign Exchange Contracts	3,569	Selling, general and administrative

	Three-month period ended March 29, 2026		Three-month period ended March 30, 2025
Description	Revenue	Cost of sales	Revenue	Cost of sales
Total amount of income and expense line items presented in the Condensed Consolidated Statements of Income	$(85)	$582	$399	$(41)

Gain or (loss) on cash flow hedging relationships:
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into net income	$(85)	$(188)	$399	$(41)

Commodity contracts:
Amount of gain reclassified from accumulated other comprehensive (loss)/income into net income	$—	$770	$—	$—

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
The following table sets forth information regarding the Company’s financial assets and financial liabilities, excluding retirement and postretirement plan assets, measured at fair value on a recurring basis:

Description	March 29, 2026	Assets measured at NAV	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$3,310	$—	$—	$3,310	$—
Foreign exchange contracts	(255)	—	—	(255)	—
Net investment hedge	(157,150)	—	—	(157,150)	—
Non-hedge derivatives, net:
Commodity contracts	(1,198)	—	—	(1,198)	—
Foreign exchange contracts	437	—	—	437	—

Description	December 31, 2025	Assets measured at NAV	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$1,683	$—	$—	$1,683	$—
Foreign exchange contracts	49	—	—	49	—
Net investment hedge	(207,203)	—	—	(207,203)	—
Non-hedge derivatives, net:
Commodity contracts	(1,332)	—	—	(1,332)	—
Foreign exchange contracts	219	—	—	219	—

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
None of the Company’s financial assets or liabilities are measured at fair value using significant unobservable inputs. There were no transfers in or out of Level 1 or Level 2 fair value measurements during the three-month period ended March 29, 2026.
The Company has an investment in the preferred stock of a nonaffiliated private company. This investment is accounted for under the measurement alternative of cost less impairment, adjusted for any qualifying observable price changes on a non-recurring basis. Observable price changes would consist of Level 2 inputs based on privately negotiated transactions with the nonaffiliated company. The total investment in preferred stock of $21,212 is included in “Other Assets” in the Company’s Condensed Consolidated Balance Sheet as of March 29, 2026.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The Company measures certain non-financial assets and non-financial liabilities at fair value on a non-recurring basis. See Note 4 for a discussion of assets acquired and liabilities assumed in acquisitions and sold in dispositions, and Note 6 for a discussion of asset impairments associated with restructuring activities. The fair value of assets determined based on third-party appraisals and classified as Level 3 measurements due to the use of significant unobservable inputs was not material at March 29, 2026 or December 31, 2025.

Note 13: Employee Benefit Plans
Retirement Plans and Retiree Health and Life Insurance Plans
The Company provides non-contributory defined benefit pension plans for certain of its employees in the United States, Mexico, Belgium, Germany, France, Turkey, Italy, Switzerland, Spain, and Ireland. The Company also sponsors contributory defined benefit pension plans covering certain of its employees in the United Kingdom, Canada and the Netherlands, and provides postretirement healthcare and life insurance benefits to a limited number of its retirees and their dependents in the United States and Canada, based on certain age and/or service eligibility requirements.
The components of net periodic benefit cost include the following:

	Three Months Ended
	March 29, 2026	March 30, 2025
Retirement Plans
Service cost	$1,257	$1,196
Interest cost	5,053	5,133
Expected return on plan assets	(3,646)	(3,205)
Amortization of prior service cost	184	188
Amortization of net actuarial loss	890	988
Net periodic benefit cost	$3,738	$4,300

Retiree Health and Life Insurance Plans
Service cost	$29	$39
Interest cost	224	237
Expected return on plan assets	(144)	(100)
Amortization of prior service cost	90	94
Amortization of net actuarial gain	(155)	(214)
Net periodic benefit cost	$44	$56
Contributions
The Company made aggregate contributions of $4,829 and $4,223 to its defined benefit retirement and retiree health and life insurance plans during the three-month periods ended March 29, 2026 and March 30, 2025, respectively. The Company expects to make additional aggregate contributions of approximately $18,400 to its defined benefit retirement and retiree health and life insurance plans over the remainder of 2026.

Note 14: Income Taxes
The Company’s effective tax rates for the three-month periods ended March 29, 2026 and March 30, 2025 were 12.4% and 30.9%, respectively. The Company’s effective tax rates varied from the U.S. statutory rate due primarily to rate differences between U.S. and non-U.S. jurisdictions and the relative amounts earned in those jurisdictions, state income taxes, and discrete tax adjustments that were not consistent period over period, including the recording of a provision-to-return adjustment for a retroactive U.S. tax election.
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The Company’s reserve for uncertain tax benefits increased by $1,108 from December 31, 2025 to March 29, 2026 due primarily to an increase in reserves related to existing tax positions and the Company’s reassessment of a prior-year tax matter. Although the Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental, management believes that any reasonably foreseeable outcomes related to these matters have been adequately provided for. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which earnings or deductions are realized may differ from current estimates. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly basis. The Company has operations and pays taxes in many countries outside of the U.S. and taxes on those earnings are subject to varying rates. The Company is not dependent upon the favorable benefit of any one jurisdiction to an extent that the loss of such benefit would have a material effect on the Company’s overall effective tax rate.
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
The following table sets forth the balance sheet location and aggregate values of the Company’s lease assets and lease liabilities at March 29, 2026 and December 31, 2025:

Classification	Balance Sheet Location	March 29, 2026	December 31, 2025
Lease Assets
Operating lease assets	Right of Use Asset-Operating Leases	$308,936	$307,450
Finance lease assets	Other Assets	48,560	49,059
Total lease assets		$357,496	$356,509

Lease Liabilities
Current operating lease liabilities	Accrued expenses and other payables	$53,758	$53,978
Current finance lease liabilities	Notes payable and current portion of long-term debt	12,034	11,617
Total current lease liabilities		$65,792	$65,595

Noncurrent operating lease liabilities	Noncurrent Operating Lease Liabilities	$264,598	$263,192
Noncurrent finance lease liabilities	Long-term Debt, Net of Current Portion	41,101	41,925
Total noncurrent lease liabilities		$305,699	$305,117

Total lease liabilities		$371,491	$370,712

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
The following table sets forth the components of the Company’s total lease cost for the three-month periods ended March 29, 2026 and March 30, 2025:

		Three Months Ended
Lease Cost		March 29, 2026	March 30, 2025
Operating lease cost	(a)	$15,144	$15,484
Finance lease cost:
Amortization of lease asset	(a) (b)	2,735	3,002
Interest on lease liabilities	(c)	612	700
Variable lease cost	(a) (d)	11,757	12,422
Impairment charges	(e)	—	633
Total lease cost		$30,248	$32,241

(a) Production-related costs are included in “Cost of sales” and administrative costs are included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Income.
(b) Included in depreciation and amortization.
(c) Included in “Interest expense” in the Condensed Consolidated Statements of Income.
(d) Also includes short term lease costs, which are deemed immaterial.
(e) Impairment charges are included in “Restructuring/Asset impairment charges, net” in the Company’s Condensed Consolidated Statements of Income. See Note 6 for additional information.

The following table sets forth certain lease-related information for the three-month periods ended March 29, 2026 and March 30, 2025:

	Three Months Ended
	March 29, 2026	March 30, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$14,350	$14,226
Operating cash flows used by finance leases	612	700
Financing cash flows used by finance leases	2,834	3,057
Noncash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	9,776	11,011
Leased assets obtained in exchange for new finance lease liabilities	2,799	2,279
Modification to leased assets for increase in operating lease liabilities	6,005	16,626
Modification to leased assets for decrease in finance lease liabilities	—	(10,440)
Termination reclasses to decrease operating lease assets	311	232
Termination reclasses to decrease operating lease liabilities	311	274
Termination reclasses to decrease finance lease assets	317	82
Termination reclasses to decrease finance lease liabilities	317	84

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

	March 29, 2026	December 31, 2025
Contract Assets	$86,675	$77,978
Contract Liabilities	(41,259)	(58,784)

Significant changes in the contract assets and liabilities balances during the three-month period ended March 29, 2026 and the year ended December 31, 2025 were as follows:

	March 29, 2026		December 31, 2025
	Contract Assets	Contract Liabilities	Contract Assets	Contract Liabilities
Beginning Balance	$77,978	$(58,784)	$67,062	$(60,024)
Acquired/ sold as part of a business combination/ divestiture	—	—	(53)	(324)
Revenue deferred or rebates accrued	—	(25,271)	—	(94,947)
Recognized as revenue	—	434	—	1,183
Rebates paid to customers	—	42,362	—	95,328
Increases due to rights to consideration for customer specific goods produced, but not billed during the period	86,675	—	77,978	—
Transferred to receivables from contract assets recognized at the beginning of the period and acquired as part of business combination	(77,978)	—	(67,009)	—
Ending Balance	$86,675	$(41,259)	$77,978	$(58,784)

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
The following tables set forth information about revenue disaggregated by primary geographic regions for the three-month periods ended March 29, 2026 and March 30, 2025. The tables also include a reconciliation of disaggregated revenue with reportable segments. The Company’s reportable segments are aligned by product nature as disclosed in Note 17. As described in Note 1, results for Industrial Plastics, previously included in the All Other group of businesses, are included in the Industrial Paper Packaging segment effective January 1, 2026. The Company no longer reports the results of any of its businesses in All Other. Prior year results for the Industrial Paper Packaging segment and the All Other group of businesses have been recast to conform to the new presentation.

Three-month period ended March 29, 2026	Consumer Packaging	Industrial Paper Packaging	Total
Primary Geographical Markets:
United States	$440,966	$365,097	$806,063
EMEA	597,584	100,490	698,074
Canada	2,564	20,136	22,700
APAC	28,750	34,723	63,473
Other	27,211	58,921	86,132
Total	$1,097,075	$579,367	$1,676,442

Three-month period ended March 30, 2025	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary Geographical Markets:
United States	$448,034	$377,165	$49,899	$875,098
EMEA	567,024	95,629	4,953	667,606
Canada	3,865	21,434	—	25,299
APAC	24,639	35,837	251	60,727
Other	23,031	57,467	—	80,498
Total	$1,066,593	$587,532	$55,103	$1,709,228
Note 17: Segment Reporting
The Company’s operating and reporting structure consists of two reportable segments, Consumer Packaging and Industrial Paper Packaging.
The products produced and sold within the Consumer Packaging segment are generally used to package a variety of consumer products and consist primarily of round and shaped rigid paper, steel and plastic containers; and metal and peelable membrane ends, closures, and components.
The primary products produced and sold within the Industrial Paper Packaging segment include paperboard tubes, cones, and cores; uncoated recycled paperboard; industrial and specialty plastics; and paper-based protective packaging.
As described in Note 1, results for Industrial Plastics, previously included in the All Other group of businesses, are included in the Industrial segment effective January 1, 2026. The Company no longer reports the results of any of its businesses in All Other. Prior year results for the Industrial Paper Packaging segment and the All Other group of businesses have been recast to conform to the new presentation.

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
The following tables set forth financial information about each of the Company’s reportable segments:

SEGMENT FINANCIAL INFORMATION
Three-month period ended March 29, 2026	Consumer Packaging	Industrial Paper Packaging	Total Reportable Segments
Sales from external customers	$1,097,075	$579,367	$1,676,442
Intersegment sales(1)	2,986	28,157	31,143
	1,100,061	607,524	1,707,585
Reconciliation of sales
Elimination of intersegment sales			(31,143)
Total consolidated sales			1,676,442
Less:(3)
Cost of sales(4)	(889,090)	(437,341)
Other segment items(5)	(85,322)	(100,937)
Segment operating profit	$125,649	$69,246	$194,895

Other segment disclosures:
Equity in (loss)/earnings of affiliates, net of tax	$(2)	$692
Depreciation and amortization(6)	50,950	29,759

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Three-month period ended March 30, 2025	Consumer Packaging	Industrial Paper Packaging	Total Reportable Segments
Sales from external customers	$1,066,593	$587,532	$1,654,125
Intersegment sales(1)	2,769	28,293	31,062
	1,069,362	615,825	1,685,187
Reconciliation of sales
Other sales(2)			55,193
Elimination of intersegment sales			(31,152)
Total consolidated sales			1,709,228
Less:(3)
Cost of sales(4)	(853,732)	(443,078)
Other segment items(5)	(74,859)	(96,416)
Segment operating profit	$140,771	$76,331	$217,102

Other segment disclosures:
Equity in (loss)/earnings of affiliates, net of tax	$(51)	$1,972
Depreciation and amortization(6)	48,955	29,157

(1)	Intersegment sales are recorded at a market-related transfer price.
(2)
Other sales represents sales attributable to All Other, which includes the group of businesses that fall below the quantitative threshold for reportable segments. In 2025, these include only ThermoSafe, which the Company sold in November 2025. Accordingly, no businesses are included in All Other in 2026.

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

	Three Months Ended
	March 29, 2026	March 30, 2025
Segment operating profit	$194,895	$217,102
Other operating profits(1)	—	6,719
Unallocated amounts:
Restructuring/Asset impairment charges, net	(15,133)	(13,581)
Amortization of acquisition intangibles	(44,320)	(41,961)
Loss on divestiture of business	(1,865)	(4,183)
Acquisition, integration and divestiture-related costs	(6,338)	(27,266)
Changes in LIFO inventory reserves	(4,367)	(562)
Derivative gains	87	2,949
Other corporate income/(costs), net(2)	5,929	(11,098)
Other operating charges, net(3)	(1,796)	(1,259)
Other expense, net(4)	(12,308)	(6,517)
Non-operating pension costs	(2,496)	(3,121)
Interest expense	(44,494)	(56,027)
Interest income	8,651	7,348
Income from continuing operations before income taxes	$76,445	$68,543

(1)	In 2025, operating profit from segments below the quantitative threshold are attributable to ThermoSafe, part of the All Other group of businesses.
(2)	In 2026, other corporate income/(costs), net represents income earned under a transition services agreement with Toppan. In 2025, other corporate income/(costs), net represents recurring operating expenses previously allocated to TFP that will remain with Sonoco subsequent to the divestiture.
(3)	Primarily consists of highly inflationary accounting in Turkey and other miscellaneous charges in both 2026 and 2025.
(4)
In 2026 and 2025, these expenses relate to charges from third-party financial institutions related to the Company’s centralized treasury program under which the Company sells certain trade accounts receivable in order to accelerate its cash collection cycle, primarily within the Consumer Packaging segment. 2026 also reflects non-operating charges related to certain pre-acquisition liabilities relevant to the SMP EMEA business.

SONOCO PRODUCTS COMPANY
The following table sets forth the reconciliation of other segment disclosures to consolidated totals for the periods presented.

	Three Months Ended
	March 29, 2026	March 30, 2025
Equity in earnings of affiliates, net of tax
Consumer Packaging	$(2)	$(51)
Industrial Paper Packaging	692	1,972
Reportable Segment Total	690	1,921
Adjustments	—	—
Consolidated Total	$690	$1,921

Depreciation and amortization
Consumer Packaging	$50,950	$48,955
Industrial Paper Packaging	29,759	29,157
Reportable Segment Total	80,709	78,112
Other(1)	44,320	43,691
Consolidated Total	$125,029	$121,803

(1)
Other consists of amortization of acquisition intangibles for Sonoco during the three-month periods ended March 29, 2026 and March 30, 2025. Other also includes depreciation for the All Other group of businesses during the three-month period ended March 30, 2025.

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
Environmental Matters
The Company is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates. The Company has been named as a potentially responsible party at several environmentally contaminated sites. All of the sites are also the responsibility of other parties. The potential remediation liabilities are shared with such other parties, and, in most cases, the Company’s share, if any, cannot be reasonably estimated at the current time. However, the Company does not believe that the resolution of these matters has a reasonable possibility of having a material adverse effect on the Company’s financial statements. At March 29, 2026 and December 31, 2025, the accruals for these sites totaled $1,738 and $1,779, respectively, and are included in “Accrued expenses and other payables” on the Company’s Condensed Consolidated Balance Sheets.
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

FORWARD-LOOKING STATEMENTS
Statements included in this Quarterly Report on Form 10-Q that are not historical in nature, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, Sonoco Products Company (the “Company” or “Sonoco”) and its representatives may from time to time make other oral or written statements that are also “forward-looking statements.” Words such as “aim,” “achieve,” “anticipate,” “assume,” “believe,” “can,” “commit,” “consider,” “continue,” “could,” “develop,” “estimate,” “expect,” “focus,” “forecast,” “foresee,” “future,” “goal,” “guidance,” “intend,” “is designed to,” “likely,” “maintain,” “may,” “might,” “objective,” “ongoing,” “opportunity,” “outlook,” “persist,” “plan,” “position,” “possible,” “potential,” “predict,” “project,” “remain,” “seek,” “should,” “strategy,” “target,” “will,” “would,” or the negative thereof, and similar expressions identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding:
•supply chain disruptions and availability and supply of raw materials and energy, and offsetting high raw material, energy, and logistics costs;
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
•the Company’s integration of Titan Holdings I B.V. (“Eviosys”) and the Company’s ability to realize the anticipated benefits of the acquisition, and the effects and timing of, and anticipated costs, synergies and gains resulting from any other contemplated, pending, and completed acquisitions;
•effects and anticipated gains and costs of the Company’s portfolio simplification activities, including with respect to streamlining of the Company’s organizational structure and any contemplated, pending, and completed divestitures, including the Company’s sale of its Thermoformed and Flexibles Packaging business and its global Trident business (collectively, “TFP”), and its ThermoSafe business (“ThermoSafe”);
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
•the Company’s focus on sustainability and reducing its carbon emissions;
•adequacy of income tax provisions, realization of deferred tax assets, outcomes of uncertain tax issues and tax rates;
•goodwill impairment charges and fair values of reporting units;
•future asset impairment charges and fair values of assets;
•anticipated contributions to pension and postretirement benefit plans, fair values of plan assets, and long-term rates of return on plan assets;
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
•ability to manage the mix of business;
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
•availability, transportation and pricing of raw materials, energy and transportation, including the impact of changes in tariffs or sanctions and escalating trade wars, and the impact of war, general regional instability and other geopolitical tensions (such as the ongoing conflict between Russia and Ukraine and between the United States and Iran and elsewhere in the Middle East, the potential escalation of tensions between China and Taiwan, and recent events in Venezuela), and the Company’s ability to continue to pass raw material, energy and transportation price increases and surcharges through to customers or otherwise manage these commodity pricing risks;
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
•economic disruptions resulting from changing tariff policies and trade wars, the overall uncertainty surrounding international trade relations, war and other geopolitical tensions (such as the ongoing conflicts between Russia and Ukraine and between the United States and Iran and elsewhere in the Middle East, the potential escalation of tensions between China and Taiwan, and recent events in Venezuela), public health events, terrorist activities, and natural disasters, and our ability to successfully mitigate any negative impacts of such disruptions; and
•inflation and the activities and operations in highly inflationary economies.
More information about the risks, uncertainties, and assumptions that may cause actual results to differ materially from those expressed or forecasted in forward-looking statements is provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 under Item 1A - “Risk Factors” and throughout other sections of that report and in other reports filed with the Securities and Exchange Commission (“SEC”). In light of these various risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q might not occur.
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

SONOCO PRODUCTS COMPANY

COMPANY OVERVIEW
Sonoco is a multi-billion dollar global designer, developer, and manufacturer of a variety of highly engineered and sustainable packaging products serving multiple end markets. The Company has approximately 265 locations in 37 countries, serving some of the world’s best-known brands around the globe.
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
Late last year, Sonoco completed its multi-year portfolio transformation strategy, which was designed to create a more focused and simplified operating structure enabling sustainable earnings growth, accelerated margin expansion, and efficient capital allocation. Management believes that this streamlined structure positions the Company for more consistent execution of these strategic priorities.
Highlights of Sonoco’s portfolio transformation strategy in recent years included the following significant acquisition and divestiture activity:
•The acquisition of Eviosys, Europe’s leading food cans, ends and closures manufacturer for net cash consideration of approximately $3.8 billion on December 4, 2024. This transaction, the largest in the Company’s history, expanded Sonoco’s global leadership in metal food can and aerosol packaging, facilitating our ability to partner with global customers to advance innovation and sustainability in metal packaging offerings.
•The sale of TFP on April 1, 2025 for net cash consideration of approximately $1.8 billion.
•The sale of ThermoSafe on November 3, 2025 for net cash consideration of approximately $0.7 billion.
The Company’s operating and reporting structure consists of two reportable segments: Consumer Packaging and Industrial Paper Packaging. Following the sale of ThermoSafe, part of the All Other group of businesses, the Company’s industrial and specialty plastics business (“Industrial Plastics”) was the only remaining business in the All Other category. Effective January 1, 2026, the Company changed its operating and management reporting structure and, as a result, realigned Industrial Plastics to be reported within the Industrial Paper Packaging segment. Following this realignment, the All Other category as presented in this Quarterly Report on Form 10-Q reflects only the prior year results related to ThermoSafe. All prior year results for the Industrial Paper Packaging segment and the All Other group of businesses have been recast to conform to the new presentation.
In addition, beginning in 2026 the Company consolidated its global metal packaging and rigid paper containers businesses under one structure based on two geographies — Consumer Packaging, Americas and Consumer Packaging, Europe, Middle East and Africa (“EMEA”) and Asia-Pacific (“APAC”). The Company believes the new geographically integrated structure creates a simpler and more efficient operating model that will lead to further innovation, collaboration and growth opportunities.
Sonoco continues to work on commercial, operational, and supply chain excellence programs to shift the mix of its business towards higher-valued products and increase overall productivity from procurement savings, production efficiencies, and fixed cost reduction initiatives, as well as strategic pricing initiatives intended to better capture input costs and the value of the services provided. The Company also remains focused on improving its competitive position by reducing its cost structure through targeted restructuring activities for operations and support functions intended to enable the Company’s businesses to better leverage market capabilities and generate cash flow.
In March 2026, the Company opened a new paper can production facility in Nong Yai, Thailand, to serve the growing stacked chip market in Asia in its Consumer Packaging segment. This new facility represents a strategic investment that is expected to support growing demand across Asia while advancing the Company’s innovation in sustainable packaging and utilizing advanced production systems designed for efficiency, speed and consistency.
The Company is planning to invest $20 million in its Industrial Paper Packaging segment to add new nailed wood reel production capacity at the Company’s Hartselle, Alabama, facility to help meet growing wire and cable infrastructure demand to support artificial intelligence data centers.

SONOCO PRODUCTS COMPANY
The Company remains focused on sustainability excellence and reducing its global carbon emissions. In February 2026, the Company announced that a Virtual Power Purchase Agreement developed between Sonoco and ENGIE North America, consisting of 60 wind turbines in Crockett County, Texas, had become operational.
Sonoco’s mission is to be the global leader in value-added, sustainable metal and fiber consumer and industrial packaging. In pursuit of this mission, Sonoco’s continued priorities in 2026 and beyond will be to invest in high-return growth and margin expansion projects, to maintain a strong balance sheet by focusing on further debt reduction, and to continue to return capital to shareholders.
The Company believes that its simplified structure will enable greater strategic and operational focus, help generate proceeds to fund deleveraging and further focus capital investments in the Company’s Consumer Packaging and Industrial Paper Packaging businesses, and deliver on its strategic priorities by driving sustainable growth, further expanding margins and efficiently allocating capital, maintaining a strong balance sheet and returning capital to shareholders. By transforming into a simpler, stronger and more sustainable company, the Company believes it is positioned to grow through the remainder of 2026 and beyond.
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
The United States also imposed reciprocal tariffs at a baseline rate of 10%, effective April 5, 2025, and later set firmly established tariff rates for various countries at the beginning of August 2025. For the most part, these reciprocal tariffs were incremental increases over the previously established 10% temporary reciprocal tariffs. On February 20, 2026, the U.S. Supreme Court invalidated certain of these tariffs. On April 20, 2026, U.S. Customs and Border Protection launched an electronic system to manage refunds for tariffs paid under the International Emergency Economic Powers Act (“IEEPA”). The Company will seek refund of all eligible IEEPA tariffs; however, the amount of any such recovery is not expected to be material.
Effective April 6, 2026, the United States overhauled Section 232 tariffs on steel and aluminum moving from a metal-content-based assessment to the full customs value of the imported goods. Under the revised rules, many steel and aluminum products, along with their derivative articles, now face significantly higher tariffs. The metal ends that the Company imports into the United States are now subject to a 25% tariff. Future changes in tariff and trade policy may result in additional changes, the exact scope of which is not known at this time. While the full impact of the most recent Section 232 changes is uncertain, the Company does not currently expect the current tariff environment to have a material direct effect on its profitability or cash flows over the remainder of 2026 because the Company’s manufacturing network is designed to serve local markets, reducing its exposure to cross-border disruptions and tariff-related risks. While the Company is actively working with its customers to help manage the impacts of higher input costs driven by tariffs, its business model allows for pricing adjustments when necessary. In addition, the Company believes its transformed portfolio following the Eviosys acquisition and the sales of TFP and ThermoSafe is significantly more resilient, with nearly two-thirds of the Company’s sales in 2025 coming from the Consumer Packaging segment, a segment that has historically demonstrated strong performance across economic cycles. In addition, while the Section 232 Tariffs impact input costs for the Company’s U.S.-based operations with Consumer Packaging, Americas, which source a portion of their steel and aluminum purchases from outside the United States, the Company intends, and has the contractual ability, to continue to pass such increases in cost due to tariffs to its customers.
The ultimate resolution and consequences of these trade policy developments, and their effect on the Company, is uncertain and the Company will continue to monitor trade policy changes closely in order to adapt its strategies and to maintain competitiveness in a challenging market environment. See “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

SONOCO PRODUCTS COMPANY
Other Recent Developments
The ongoing conflict between the United States and Iran has introduced additional volatility into global energy markets, shipping corridors, and raw material supply chains. The Company relies on a diversified global supplier base for resin, chemicals, adhesives, and other inputs, some of which are indirectly influenced by crude-oil-linked pricing or international transportation costs. As a result of this geopolitical and macroeconomic uncertainty, the Company expects to experience increases in cost of sales from these higher input costs, as well as higher energy and logistics costs, including higher fuel surcharges. While the Company will seek to reduce the potential impact on its customers, it is anticipated that such increases will be passed to our customers and that these cost pressures will not materially impact the Company’s ability to source materials, operate facilities, or meet customer demand. Based on information currently available, the Company does not expect these factors to materially impact its near-term financial performance. However, the duration and broader economic consequences of the conflict, including the potential for further increases in energy and logistics costs, remain uncertain. The Company will continue to evaluate developments in the geopolitical environment and adjust its risk management strategies as conditions evolve.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”), which includes a broad range of tax reform provisions, including the extension of key provisions of the Tax Cuts and Jobs Act of 2017, was signed into law in the United States. The Company has evaluated the impact of the OBBBA as part of its projected 2026 results, and the effects of the legislation are reflected in its income tax provision for the quarter. While certain provisions of the OBBBA are expected to have a favorable impact on the Company’s income tax profile, the Company does not currently anticipate that the OBBBA will have a material effect on its effective tax rate, financial results or cash flows for 2026. The Company will continue to monitor and assess the application of the OBBBA and any related regulatory guidance as it becomes available.
RESULTS OF OPERATIONS
The Company’s financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). Sonoco’s management considers a variety of both GAAP and non-GAAP financial and operating measures in assessing the Company’s financial performance. The key GAAP measures used are net sales, operating profit, gross profit margin, net income attributable to Sonoco, diluted earnings per share (“EPS”), segment operating profit, and segment operating profit margin. The key non-GAAP measures used are Adjusted operating profit, Adjusted net income attributable to Sonoco, Adjusted diluted EPS, Adjusted EBITDA, Segment Adjusted EBITDA and Segment Adjusted EBITDA margin. For information about the Company’s use of non-GAAP measures and reconciliations of these measures to the most directly comparable GAAP measures see “Non-GAAP Financial Measures” below.
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
On December 18, 2024, the Company announced that it had entered into an agreement to sell TFP. This sale was completed on April 1, 2025. In accordance with applicable accounting guidance, the results of TFP are presented as discontinued operations in the Condensed Consolidated Statements of Income and, as such, have been excluded from both continuing operations and segment results for all periods prior to the completion of the sale presented in this Quarterly Report on Form 10-Q. The Condensed Consolidated Statements of Comprehensive Income, Changes in Total Equity, and Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations. All amounts, percentages and disclosures for all periods presented in this Quarterly Report on Form 10-Q reflect only the continuing operations of Sonoco unless otherwise noted.
Amounts reported in thousands within this Quarterly Report on Form 10-Q are computed based on the actual amounts. As a result, the sum of the components may not equal the total amount reported in thousands due to rounding. In addition, certain columns and rows within tables may not sum to the totals due to the use of rounded numbers. Percentages presented are calculated from the underlying unrounded amounts.

SONOCO PRODUCTS COMPANY
First Quarter 2026 Compared with First Quarter 2025
The following discussion provides a review of results for the three-month period ended March 29, 2026 versus the three-month period ended March 30, 2025.
Overview
Consolidated net sales for the first quarter of 2026 were $1.7 billion, a $(32.8) million or 1.9% decline from the first quarter of 2025. Lower volumes resulted in lower sales in the first quarter of 2026 of $(97.8) million compared to the same period last year as macroeconomic and geopolitical pressures weighed on both the Company’s supply chain and its customers and the November 2025 divestiture of ThermoSafe further reduced sales by $(55.8) million. These decreases were partially offset by a favorable impact from foreign currency translation of $87.1 million and a $38.7 million benefit from higher selling prices implemented to offset the effects of inflation and tariffs. All other factors contributed to a net reduction of $(5.0) million in the first quarter of 2026 compared to the same period last year.
GAAP operating profit for the first quarter of 2026 was $127.1 million, an increase of 0.2% from the $126.9 million reported in the first quarter of 2025. The increase in GAAP operating profit was primarily due to productivity savings from fixed cost reduction initiatives totaling $4.6 million, lower losses on the sale of businesses of $2.3 million, and other net favorable impacts of $0.5 million. These favorable items were partially offset by the impact of the ThermoSafe divestiture of $(7.2) million. Adjusted Operating Profit for the first quarter of 2026 was $200.8 million, a decrease of (5.6)% from the $212.7 million reported for the same period in 2025, primarily resulting from the impact of the ThermoSafe divestiture.
GAAP net income attributable to Sonoco for the first quarter of 2026 increased to $67.6 million, or $0.68 per diluted share, compared to $54.4 million, or $0.55 per diluted share, for the first quarter of 2025. This increase was primarily due to the increase in GAAP operating profit described above, and lower net interest expense and provision for income taxes as described more fully below, partially offset by the decrease in GAAP net income from discontinued operations resulting from the April 1, 2025 sale of TFP and higher Other expense, net in the current year as described below. Adjusted net income attributable to Sonoco and Adjusted diluted EPS for the first quarter of 2026 were $119.4 million (or $1.20 per diluted share), compared with $136.8 million (or $1.38 per diluted share) for the same period in 2025. The decrease is primarily attributable to the sale of TFP.
Costs and Expenses
Cost of goods sold decreased by $(24.7) million, or 1.8%, in the first quarter of 2026 compared with the first quarter of 2025. This decrease resulted from a $(40.3) million impact from the divestiture of ThermoSafe, lower labor costs of $(18.8) million, and the nonrecurrence of inventory step-up amortization recognized in the first quarter of 2025 in connection with the Eviosys acquisition of $(17.9) million. These decreases were partially offset by higher direct material costs and outbound freight costs of $44.1 million and $6.9 million, respectively. Gross profit margins decreased slightly from 20.7% in the first quarter of 2025 to 20.6% in the first quarter of 2026.
Selling, general and administrative costs decreased by $(7.5) million, or 3.6%, and were 12.0% of sales in the first quarter of 2026, compared to 12.2% of sales in the first quarter of 2025. This decrease reflects reduced costs of $(7.6) million from the ThermoSafe divestiture and lower acquisition, integration, and divestiture-related costs of $(2.9) million, partially offset by net increases, primarily salaries and benefits, totaling $3.0 million.
Restructuring/Asset impairment charges totaled $15.1 million in the first quarter of 2026, compared with $13.6 million during the same period last year. The charges in the current year related primarily to ongoing restructuring costs related to prior year plant closures and headcount eliminations in conjunction with the Company’s ongoing organizational effectiveness efforts. Additional information regarding restructuring and asset impairment charges is provided in Note 6 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Loss on divestiture of business totaled $1.9 million in the first quarter of 2026 reflecting a charge related to the final working capital settlement for the ThermoSafe divestiture. Loss on divestiture of business of $4.2 million during the first quarter of 2025 reflected a $5.4 million loss from the sale of the Company’s tube and core operations in Venezuela, partially offset by a $1.2 million gain from the sale of a small construction tube operation in France, both part of the Industrial Paper Packaging segment. See Note 4 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

SONOCO PRODUCTS COMPANY
Other expense, net was $12.3 million and $6.5 million in the first quarter of 2026 and 2025, respectively. The amounts in both years are comprised of charges from third-party financial institutions related to our centralized treasury program under which the Company sells certain trade accounts receivable in order to accelerate its cash collection cycle, primarily within our Consumer Packaging segment. Other expense, net in the first quarter of 2026 also includes non-operating charges related to certain pre-acquisition liabilities relevant to the Sonoco Metal Packaging (“SMP”) EMEA business.
Net interest expense for the first quarter of 2026 decreased to $35.8 million, compared with $48.7 million during the first quarter of 2025, primarily due to lower average debt levels resulting from the Company’s repayment of debt during 2025 utilizing proceeds from the divestitures of TFP and ThermoSafe.
The effective tax rates on GAAP income from continuing operations before income taxes and Adjusted income from continuing operations before income taxes in the first quarter of 2026 were 12.4% and 25.5%, respectively, compared with 30.9% and 25.7%, respectively, in the corresponding prior year quarter. The decrease in the GAAP effective tax rate was primarily from a provision-to-return adjustment related to a retroactive U.S. tax election.
Discontinued Operations
Net income from discontinued operations totaled $5.2 million in the first quarter of 2025. The sale of TFP was completed on April 1, 2025.
Reportable Segments
The Company’s operating and reporting structure consists of two reportable segments, Consumer Packaging and Industrial Paper Packaging, with all remaining businesses reported as All Other. During 2025, the All Other group of businesses consisted of ThermoSafe and the Company’s industrial and specialty plastics business (“Industrial Plastics”). With the divestiture of ThermoSafe in November 2025, only Industrial Plastics remained. Effective January 1, 2026, the Company changed its operating and management reporting structure to include the results of Industrial Plastics in the Company’s Industrial Paper Packaging segment and discontinued the use of All Other. Results for prior periods have been revised to conform with the current presentation.
The following table summarizes net sales attributable to each of the Company’s segments for the first quarters of 2026 and 2025 and the All Other group of businesses for the first quarter of 2025:

	Three Months Ended
(Dollars in thousands)	March 29, 2026	March 30, 2025	% Change
Net sales:
Consumer Packaging	$1,097,075	$1,066,593	2.9%
Industrial Paper Packaging	579,367	587,532	(1.4)%
Total reportable segments	1,676,442	1,654,125	1.3%
All Other	—	55,103	(100.0)%
Net sales	$1,676,442	$1,709,228	(1.9)%

SONOCO PRODUCTS COMPANY
The following table summarizes operating profit attributable to each of the Company’s reportable segments, and Corporate-related activity for the first quarters of 2026 and 2025 and the All Other group of businesses for the first quarter of 2025:

	Three Months Ended
(Dollars in thousands)	March 29, 2026	March 30, 2025	% Change
Operating profit:
Consumer Packaging	$125,649	$140,771	(10.7)%
Industrial Paper Packaging	69,246	76,331	(9.3)%
Segment operating profit	194,895	217,102	(10.2)%
All Other	—	6,719	(100.0)%
Corporate
Restructuring/Asset impairment charges	(15,133)	(13,581)
Amortization of acquisition intangibles	(44,320)	(41,961)
Loss on divestiture of business	(1,865)	(4,183)
Acquisition, integration and divestiture-related costs	(6,338)	(27,266)
Other operating charges, net	(147)	(9,970)
Operating profit	$127,092	$126,860	0.2%
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
Segment net sales increased $30.5 million, or 2.9%, over the prior year quarter as the favorable impact of foreign exchange rates added $67.7 million and price increases implemented to offset the effects of inflation and tariffs added approximately $27.6 million of sales. These favorable factors were partially offset by softer volume/mix across the segment of $(61.6) million related to macroeconomic conditions and the impact of severe winter weather along the east coast of the United States in the first quarter of 2026.
Segment operating profit decreased compared to the corresponding prior year quarter primarily due to softer volumes, partially offset by the benefits from productivity savings and a favorable price/cost environment. Segment operating profit margin were 11.5% and 13.2% in the first quarter of 2026 and 2025, respectively.
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
Segment net sales decreased $(8.2) million, or (1.4)%, from the corresponding prior year quarter as lower volume/mix across the segment reduced sales by $(36.2) million, partially offset by the favorable impact of foreign exchange rates of $18.7 million and price gains of $11.2 million resulting from index-based pricing resets. All other factors contributed to a reduction of $(1.9) million in the first quarter of 2026 compared with the same period last year.
Segment operating profit decreased compared to the corresponding prior year quarter primarily due to lower volume/mix and losses attributable to a fire at a recycling facility in Greenville, South Carolina. These unfavorable factors were partially offset by strong productivity savings. Segment operating profit margin decreased to 12.0% in the first quarter of 2026 from 13.0% in the same period last year.
All Other
Net sales and operating profit reported for All Other in 2025 relate to the Company’s ThermoSafe business, which was sold in November 2025.

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
The Company’s management believes the exclusion of the amounts related to the above-listed items improves the period-to-period comparability and analysis of the underlying financial performance of the business. More information about the Company’s use of non-GAAP financial measures is provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, under Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Non-GAAP Financial Measures.”
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
Quarterly Reconciliations of GAAP to Non-GAAP Financial Measures
The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures in the Company’s Condensed Consolidated Statements of Income for the three-month periods ended March 29, 2026 and March 30, 2025.
Adjusted Operating Profit, Adjusted Income from Continuing Operations Before Income Taxes, Adjusted Provision for Income Taxes, Adjusted Net Income Attributable to Sonoco, and Adjusted Diluted EPS

	For the three-month period ended March 29, 2026
Dollars in thousands, except per share data	Operating Profit	Income from Continuing Operations Before Income Taxes	Provision for Income Taxes	Net Income Attributable to Sonoco	Diluted EPS
As Reported (GAAP)	$127,092	$76,445	$9,510	$67,601	$0.68
Acquisition, integration and divestiture-related costs[1]	6,338	6,338	1,546	4,792	0.05
Changes in LIFO inventory reserves	4,367	4,367	1,082	3,285	0.03
Amortization of acquisition intangibles	44,320	44,320	9,762	34,558	0.35
Restructuring/Asset impairment charges, net	15,133	15,126	3,488	11,643	0.12
Loss on divestiture of business[2]	1,865	1,865	462	1,403	0.01
Other expense, net[3]	—	6,592	—	6,592	0.07
Non-operating pension costs	—	2,496	645	1,851	0.02
Net gains from derivatives	(87)	(87)	(22)	(65)	—
Other adjustments[4]	1,796	1,796	14,104	(12,308)	(0.13)
Total adjustments	73,732	82,813	31,067	51,751	0.52
Adjusted	$200,824	$159,258	$40,577	$119,352	$1.20
Due to rounding, individual items may not sum appropriately.
1 Acquisition, integration and divestiture-related costs relate primarily to the Company’s December 2024 acquisition of Eviosys, the April 2025 divestiture of TFP and the November 2025 divestiture of ThermoSafe.
2 Loss on divestiture of business reflects the final net working capital settlement related to the November 2025 divestiture of ThermoSafe.
3 Amount relates to certain pre-acquisition liabilities relevant to the SMP EMEA business.
4 Other adjustments to the provision for income taxes include a benefit of $14,232 related to a provision-to-return adjustment for a retroactive U.S. tax election.

SONOCO PRODUCTS COMPANY

	For the three-month period ended March 30, 2025
Dollars in thousands, except per share data	Operating Profit	Income from Continuing Operations Before Income Taxes	Provision for Income Taxes	Net Income Attributable to Sonoco	Diluted EPS
As Reported (GAAP)[1]	$126,860	$68,543	$21,147	$54,429	$0.55
Acquisition, integration and divestiture-related costs[2]	27,266	27,266	6,637	30,295	0.30
Changes in LIFO inventory reserves	562	562	142	420	—
Amortization of acquisition intangibles	41,961	41,961	9,604	32,144	0.32
Restructuring/Asset impairment charges, net	13,581	13,581	3,200	10,715	0.11
Loss on divestiture of business	4,183	4,183	372	3,811	0.04
Non-operating pension costs	—	3,121	798	2,323	0.02
Net gains from derivatives	(2,949)	(2,949)	(744)	(2,205)	(0.02)
Other adjustments[3]	1,259	1,259	(603)	4,908	0.06
Total adjustments	85,863	88,984	19,406	82,411	0.83
Adjusted	$212,723	$157,527	$40,553	$136,840	$1.38
Due to rounding, individual items may not sum appropriately.
1 Operating profit, income from continuing operations before income taxes, and provision for income taxes exclude results related to discontinued operations of $37,791, $12,979 and $7,807, respectively.
2 Acquisition, integration and divestiture-related costs relate mostly to the Company’s December 2024 acquisition of Eviosys and the divestiture of TFP, which was completed on April 1, 2025.
3 Other adjustments include discrete tax items primarily related to a $3,500 tax expense due to the reduction of the deferred tax asset on the outside basis of certain held-for-sale entities.
Adjusted EBITDA1

	Three Months Ended
Dollars in thousands	March 29, 2026	March 30, 2025
Net income attributable to Sonoco	$67,601	$54,429
Adjustments:
Interest expense	44,494	80,938
Interest income	(8,651)	(7,629)
Provision for income taxes	9,510	28,954
Depreciation and amortization	125,029	121,492
Non-operating pension costs	2,496	3,121
Non-operating other expense[2]	6,592	—
Net income attributable to noncontrolling interests	24	60
Restructuring/Asset impairment charges, net	15,133	14,007
Changes in LIFO inventory reserves	4,367	562
Loss on divestiture of business	1,865	4,183
Acquisition, integration and divestiture-related costs	6,338	39,942
Net gain from derivatives	(87)	(2,949)
Other non-GAAP adjustments	1,796	646
Adjusted EBITDA	$276,507	$337,756

1 For the period ended March 30, 2025, Adjusted EBITDA is calculated on a total Company basis, including both continuing and discontinued operations.
2 Amount relates to certain pre-acquisition liabilities relevant to the SMP EMEA business.

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
Segment results, which are reviewed by the Company’s management to evaluate segment performance, do not include the following: restructuring/asset impairment charges; amortization of acquisition intangibles; acquisition, integration and divestiture-related costs; changes in LIFO inventory reserves; gains/losses from the sale of businesses or other assets; gains/losses from derivatives; or certain other items, if any, the exclusion of which the Company believes improves the comparability and analysis of the ongoing operating performance of the business. Accordingly, the term “segment operating profit” is defined as the segment’s portion of “operating profit” excluding those items. All remaining general corporate expenses have been allocated as operating costs to each of the Company’s reportable segments, except for costs related to discontinued operations and All Other prior to 2026. Total operating profit is composed of the sum of segment and All Other operating profit plus certain items that have been allocated to Corporate, including amortization of acquisition intangibles; restructuring/asset impairment charges; changes in LIFO inventory reserves; acquisition, integration and divestiture-related costs; gains/losses from the sale of businesses or other assets; gains/losses on derivatives; and certain other items that were excluded from segment and All Other operating profit. As previously described, the use of All Other was discontinued effective January 1, 2026.

Segment Adjusted EBITDA and Adjusted EBITDA Margin Reconciliation
For the Three Months Ended March 29, 2026
Dollars in thousands	Consumer Packaging segment	Industrial Paper Packaging segment	Corporate	Total
Segment and Total Operating Profit[1]	$125,649	$69,246	$(67,803)	$127,092
Adjustments:
Depreciation and amortization[2]	50,950	29,759	44,320	125,029
Other expense, net[3]	—	—	(5,716)	(5,716)
Equity in (loss)/earnings of affiliates, net of tax	(2)	692	—	690
Restructuring/Asset impairment charges, net[4]	—	—	15,133	15,133
Changes in LIFO inventory reserves[5]	—	—	4,367	4,367
Acquisition, integration and divestiture-related costs[6]	—	—	6,338	6,338
Loss on divestiture of business[7]	—	—	1,865	1,865
Net gain from derivatives[8]	—	—	(87)	(87)
Other non-GAAP adjustments	—	—	1,796	1,796
Segment Adjusted EBITDA	$176,597	$99,697	$213	$276,507

Net Sales	$1,097,075	$579,367
Segment Operating Profit Margin	11.5%	12.0%
Segment Adjusted EBITDA Margin	16.1%	17.2%

1 As previously announced, effective January 1, 2026, results for Industrial Plastics, previously included in the All Other group of businesses, are included in the Industrial segment. The Company no longer reports the results of any of its businesses in All Other.
2 Included in Corporate is the amortization of acquisition intangibles associated with the Consumer Packaging segment of $39,368 and the Industrial Paper Packaging segment of $4,952.
3 These expenses relate to charges from third-party financial institutions related to our centralized treasury program under which the Company sells certain trade accounts receivable in order to accelerate its cash collection cycle, primarily within the Consumer Packaging segment.
4 Included in Corporate are restructuring/asset impairment charges associated with the Consumer Packaging segment of $9,107 and the Industrial Paper Packaging segment of $5,959.

SONOCO PRODUCTS COMPANY
5 Included in Corporate are changes in LIFO inventory reserves associated with the Consumer Packaging segment of $3,853 and the Industrial Paper Packaging segment of $514.
6 Included in Corporate are acquisition, integration and divestiture-related costs associated with the Consumer Packaging segment of $643.
7 Included in Corporate is a loss of $1,865 from the divestiture of ThermoSafe, previously part of the All Other group of businesses.
8 Included in Corporate are net gains from derivatives associated with the Consumer Packaging segment of $(8) and the Industrial Paper Packaging segment of $(79).

Segment and All Other Adjusted EBITDA and Adjusted EBITDA Margin Reconciliation
For the Three Months Ended March 30, 2025
Excludes results of discontinued operations
Dollars in thousands	Consumer Packaging segment	Industrial Paper Packaging segment	All Other	Corporate	Total
Segment and Total Operating Profit	$140,771	$76,331	$6,719	$(96,961)	$126,860
Adjustments:
Depreciation and amortization[1]	48,955	29,157	1,730	41,961	121,803
Other expense, net[2]	—	—	—	(6,517)	(6,517)
Equity in (loss)/earnings of affiliates, net of tax	(51)	1,972	—	—	1,921
Restructuring/Asset impairment charges, net[3]	—	—	—	13,581	13,581
Changes in LIFO inventory reserves[4]	—	—	—	562	562
Acquisition, integration and divestiture-related costs[5]	—	—	—	27,266	27,266
Loss on divestiture of business[6]	—	—	—	4,183	4,183
Net gains from derivatives[7]	—	—	—	(2,949)	(2,949)
Other non-GAAP adjustments	—	—	—	1,259	1,259
Segment Adjusted EBITDA	$189,675	$107,460	$8,449	$(17,615)	$287,969

Net Sales	$1,066,593	$587,532	$55,103
Segment Operating Profit Margin	13.2%	13.0%	12.2%
Segment Adjusted EBITDA Margin	17.8%	18.3%	15.3%

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
3 Included in Corporate are restructuring/asset impairment charges associated with the Consumer Packaging segment of $1,220, the Industrial Paper Packaging segment of $12,438, and a gain in the All Other group of businesses of $77.
4 Included in Corporate are changes in LIFO inventory reserves associated with the Consumer Packaging segment of $562.
5 Included in Corporate are acquisition, integration and divestiture-related costs associated with the Consumer Packaging segment of $20,072 and the Industrial Paper Packaging segment of $218.
6 Included in Corporate are losses from the divestiture of businesses associated with the Industrial Paper Packaging segment of $4,183 related to the sale of a production facility in France and the entirety of our business in Venezuela.
7 Included in Corporate are net gains from derivatives associated with the Consumer Packaging segment of $(284), the Industrial Paper Packaging segment of $(2,552), and the All Other group of businesses of $(113).

SONOCO PRODUCTS COMPANY

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Operating activities used cash of $367.9 million and $208.1 million in the first three months of 2026 and 2025, respectively, a higher year-over-year use of cash of $159.8 million. GAAP net income increased by $13.1 million year over year, primarily as a result of lower year-over-year acquisition, integration, and divestiture-related costs, partially offset by higher depreciation and amortization costs. Net working capital used $244.3 million of cash in the first three months of 2026, while using $309.4 million in the same period of 2025, for a lower year-over-year use of cash of $65.1 million. Accounts receivable used $7.5 million less cash during the first three months of 2026 than in the same period of 2025 as a result of a changing mix in customer payment terms and strong focus on cash management. Inventory used cash of $105.7 million in the first three months of 2026, while using $110.2 million in the same period of 2025 due to higher overall inventory levels, mainly in tinplate steel, reflecting the impacts of both inflation and seasonality. Accounts payable used cash of $81.8 million and $134.9 million in the first three months of 2026 and 2025, respectively. The lower use of cash was due to timing of purchases and scheduled payments. The Company has continued to actively manage inventories and payment terms with customers and suppliers to both address risk and balance economic benefit. Accrued expenses and other assets and liabilities used $153.4 million and $100.2 million of cash in the first three months of 2026 and 2025, respectively, for a greater year-over-year use of cash of $53.1 million. The primary driver contributing to the change was higher cash payments made under the transition services agreement with the buyer of TFP, of $72.0 million, of which $36.7 million is included in Other receivables at March 29, 2026 and expected to be reimbursed to the Company during the second quarter of 2026. Other drivers included year-over-year increases in payments related to acquisition/divestiture-related costs of $6.6 million and restructuring actions of $3.7 million, partially offset by lower year-over-year interest payments of $4.9 million and management incentive compensation of $2.9 million. Additionally, prepaid expenses used $48.1 million and $0.9 million of cash in 2026 and 2025, respectively, reflecting higher year-over-year advance payments for steel purchases from China. Income taxes payable and other income tax items used $122.2 million of cash in first three months of 2026, compared to providing $16.7 million of cash in the same period of 2025, primarily due to the payment of taxes during the quarter on the gains from the 2025 divestitures of TFP and ThermoSafe.
Investing activities used $76.1 million and $88.6 million of cash in the first three months of 2026 and 2025, respectively, for a lower year-over-year use of cash of $12.5 million. Capital expenditures during the first three months of 2026 totaled $62.1 million, a decrease of $30.6 million from the prior year. Net proceeds from the sale of businesses during the first three months of 2026 reflect the Company’s payment of final net working capital settlements of $15.2 million and $1.9 million to the buyers of TFP and ThermoSafe, respectively. Proceeds from these acquisitions were received in April 2025 and November 2025, respectively. Net proceeds from the sale of businesses in the first three months of 2025 reflect $2.0 million of proceeds related to the July 1, 2023 sale of the Company’s U.S. BulkSak business released from escrow in February 2025 and $1.5 million of proceeds from the sale of a small construction tube operation in France.
Financing activities provided $302.2 million and $29.6 million of cash in the first three months of 2026 and 2025, respectively. The primary driver of the year-over-year change was higher net borrowings during the first three months of 2026. Net borrowings, primarily from the issuance of commercial paper, provided $359.0 million of cash during the first three months of 2026, while providing $79.2 million during the same period last year. Net borrowing in the prior year reflected proceeds from the issuance of commercial paper of $528.0 million, partially offset by $448.8 million in net debt repayments, including the repayment upon maturity of the $400 million aggregate principal amount of the Company’s 1.800% notes due February 2025. The change in book cash overdrafts was a lower year-over-year provision of cash of $9.5 million. Cash used to pay dividends increased by $1.1 million year over year, reflecting the increase in the quarterly dividend payment from $0.52 per share to $0.53 per share approved by the Company’s Board of Directors in April 2025. Cash used to repurchase the Company’s common stock to satisfy employee tax withholding obligations in association with the exercise of certain share-based compensation awards was $7.0 million in the three-month period ended March 29, 2026, compared to $10.6 million in the corresponding prior-year period.
During the three-month period ended March 29, 2026, the Company reported a net decrease in cash and cash equivalents of $12.1 million due to currency translation adjustments resulting from a stronger U.S. dollar relative to certain foreign currencies, principally the euro, in which the Company’s cash and cash equivalents were held.

SONOCO PRODUCTS COMPANY
The Company’s cash balances are held in numerous locations throughout the world. At March 29, 2026 and December 31, 2025, approximately $207.1 million and $193.3 million, respectively, of the Company’s reported cash and cash equivalents balances of $224.5 million and $378.4 million, respectively, were held outside of the United States by its foreign subsidiaries. Cash held outside of the United States is available to meet local liquidity needs or for capital expenditures, acquisitions, and other offshore growth opportunities.
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
The Company maintains a revolving credit facility with total commitments of $1.25 billion and a maturity date of May 3, 2029. The Company’s $1.25 billion commercial paper program is supported by the revolving credit facility. At March 29, 2026, the Company had $344 million in commercial paper balances outstanding; accordingly, the committed capacity available for drawdown under its revolving credit facility at March 29, 2026 was $906 million. The Company has the contractual right to draw funds directly on the underlying revolving credit facility, which could possibly occur if there were a disruption in the commercial paper market.
On March 23, 2026, the Company entered into a credit agreement with the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (the “Term Credit Agreement”) that provides the Company with a delayed draw term loan facility in an aggregate principal amount of up to $300 million on an unsecured basis (the “Term Loan Facility”). The Term Loan Facility may be drawn, subject to the satisfaction of certain conditions, on or prior to September 13, 2026. Borrowings under the Term Loan Facility, net of any prepayments, will become payable in full on the second anniversary of the Funding Date (as defined in the Term Credit Agreement) and will bear interest at a fluctuating rate per annum equal to, at the Company’s option, (i) the forward-looking Secured Overnight Financing Rate term rate (such borrowings, “Term SOFR Loans”), (ii) a base rate (such borrowings, “Base Rate Loans”), or (iii) a combination thereof, plus, in each case, an applicable margin calculated based on the Company’s credit ratings, ranging from 0.850% to 1.100% per annum for Term SOFR Loans and from 0.000% to 0.100% per annum for Base Rate Loans. As of March 29, 2026, no draws had been made under the Term Loan Facility.
At March 29, 2026, the Company had scheduled debt maturities of approximately $1.2 billion over the next twelve months. The Company believes cash on hand and available credit, including the Term Loan Facility, combined with expected net cash flows generated from operating and investing activities, will provide sufficient liquidity to cover these and other cash flow needs of the Company over the next twelve months and beyond.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenants currently require the Company to maintain a minimum level of interest coverage and a minimum level of net worth, as defined in the agreements. As of March 29, 2026, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.
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
The Company anticipates making additional contributions to its other pension and postretirement plans of approximately $18.4 million during the remainder of 2026, resulting in expected total contributions to these plans of approximately $23.2 million in 2026. Future funding requirements beyond the current year will vary depending largely on investment performance, future actuarial assumptions, and legislative actions.

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
The economy in Venezuela has been considered highly inflationary under U.S. GAAP since 2010. Accordingly, the Company considered the U.S. dollar to be the functional currency of its Venezuelan operations and used the official exchange rate when remeasuring the financial results of those operations since January 1, 2010. Economic conditions in Venezuela worsened considerably over the past several years with no indications that conditions were likely to improve in the foreseeable future. As a result, the Company sold its operations in Venezuela during the first quarter of 2025, recognizing a loss in the amount of $5.4 million, including $3.8 million of cumulative translation losses that were reclassified from accumulated other comprehensive (loss)/income.
Turkey has been deemed to be a highly inflationary economy under U.S. GAAP since the first quarter of 2022. Accordingly, the Company considers the U.S. dollar to be the functional currency of its operations in Turkey and has remeasured monetary assets and liabilities denominated in Turkish lira to U.S. dollars with changes recorded through earnings. The cumulative impact of applying highly inflationary accounting to Turkey has been a pretax charge to earnings of $9.5 million ($7.3 million after tax), including $0.3 million ($0.2 million after tax) during the three-month period ended March 29, 2026. The magnitude of future earnings impacts, however, is uncertain as such impacts are dependent upon unpredictable movements in the Turkish lira relative to the U.S. dollar. In addition to remeasurement-related charges, significant deterioration in the Turkish economy could result in the recognition of future impairment charges. However, the Company believes its exposure is limited to its net investment in Turkey, which was approximately $50 million as of March 29, 2026.
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
At March 29, 2026, the Company had derivative contracts outstanding to hedge the prices on a portion of anticipated aluminum purchases. These contracts, some of which qualify as cash flow hedges, include aluminum swaps totaling 5,861 metric tons. The fair value of the Company’s commodity cash flow hedges netted to a gain positions of $3.3 million and $1.7 million at March 29, 2026 and December 31, 2025, respectively. The amount of the gain included in accumulated other comprehensive (loss)/income at March 29, 2026 expected to be reclassified to the income statement during the next twelve months is $3.2 million.

SONOCO PRODUCTS COMPANY
The Company routinely enters into derivative currency contracts to mitigate the risk of unfavorable fluctuations in the exchange rate on certain anticipated foreign currency cash flows. The total market value of these instruments resulted in a net loss position of $0.3 million and a net gain position of $49 thousand at March 29, 2026 and December 31, 2025, respectively. In addition, at March 29, 2026, the Company had various currency contracts outstanding to hedge the currency exposure of intercompany debt and foreign currency denominated receivables and payables. Although placed as economic hedges, the Company does not apply hedge accounting to these instruments. As such, changes in fair value are recorded directly to income and expense in the periods that they occur. The fair value of the Company’s non-designated derivatives position was a loss of $0.8 million and $1.1 million at March 29, 2026 and December 31, 2025, respectively.
In April 2024, the Company entered into cross-currency swap agreements with a total notional amount of $500 million, maturing on May 1, 2027, to effectively convert a portion of the Company’s fixed-rate U.S. dollar-denominated debt, including the semi-annual interest payments, to fixed-rate euro-denominated debt at the prevailing market rate at execution.
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
The gain or loss on the net investment hedge derivative instruments is included in the “Foreign currency translation” component of “Accumulated other comprehensive (loss)/income” until the net investment is sold, diluted, or liquidated. Net interest receivables for the cross-currency swaps totaling $10.8 million for the three-month period ended March 29, 2026 are excluded from the net investment hedge effectiveness assessment and are recorded in “Interest expense” in the Company’s Condensed Consolidated Statements of Income. The assumptions used in measuring fair value of the cross-currency swaps are considered level 2 inputs, which are based upon the Euro-to-U.S. dollar exchange rate market.
The fair value of the Company’s net investment hedges was a loss position of $157.2 million and $207.2 million at March 29, 2026 and December 31, 2025, respectively. Foreign currency translation loss of $117.1 million (net of income taxes of $40.1 million) and a loss of $154.4 million (net of income taxes of $52.8 million) were reported as components of “Accumulated other comprehensive income/(loss)” within “Foreign currency items” at March 29, 2026 and December 31, 2025, respectively.
The Company has an investment in preferred stock of a nonaffiliated private company that is accounted for under the measurement alternative of cost less impairment, adjusted for any qualifying observable price changes. Observable price changes would consist of Level 2 inputs based on privately negotiated transactions with the nonaffiliated company. The preferred stock balance of $21.2 million is included in “Other Assets” in the Company’s Condensed Consolidated Balance Sheet as of March 29, 2026.
During the first three months of 2026, the U.S. dollar strengthened against most of the functional currencies in which the Company’s foreign investments are held, including the euro, the British pound, the Moroccan dirham, the Polish zloty, and the Danish krone. During this same period, the U.S. dollar weakened against the Brazilian real, the Australian dollar, and the Malaysian ringgit. The impact of these changes, and the changes in the net investment hedge discussed above, resulted in a net translation loss of approximately $61 million being recorded in “Accumulated other comprehensive (loss)/income” during the three-month period ended March 29, 2026.

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
Information about the Company’s exposure to market risk is discussed under Part I, Item 2 in this Quarterly Report on Form 10-Q and was disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission (“SEC”) on February 26, 2026. There have been no other material quantitative or qualitative changes in market risk exposure since the date of that filing.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision, and with the participation, of our management, including our Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation pursuant to Rule 13a-15(b) under the Exchange Act of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO concluded that such controls and procedures, as of March 29, 2026, the end of the period covered by this Quarterly Report on Form 10-Q, were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. For this purpose, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information that is required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting occurring during the quarter ended March 29, 2026 that materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

SONOCO PRODUCTS COMPANY

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
Information with respect to legal proceedings and other exposures appears in Part I - Item 3 - “Legal Proceedings” and Part II - Item 8 - “Financial Statements and Supplementary Data” (Note 18 - “Commitments and contingencies”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, and in Part I - Item 1 - “Financial Statements” (Note 18 - “Commitments and Contingencies”) of this Quarterly Report on Form 10-Q.
Environmental Matters
The Company has been named as a potentially responsible party (“PRP”) at several environmentally contaminated sites not owned by the Company. All of the sites are also the responsibility of other parties. The Company’s liability, if any, is shared with such other parties, but the Company’s share has not been finally determined in most cases. In some cases, the Company has cost-sharing arrangements with other PRPs with respect to a particular site. Such agreements relate to the sharing of legal defense costs or cleanup costs, or both. The Company has assumed, for purposes of estimating amounts to be accrued, that the other parties to such cost-sharing agreements will perform as agreed. It appears that final resolution of some of the sites is years away, and actual costs to be incurred for these environmental matters in future periods is likely to vary from current estimates because of the inherent uncertainties in evaluating environmental exposures. Accordingly, the ultimate cost to the Company with respect to such sites, beyond what has been accrued at March 29, 2026, cannot be determined. As of March 29, 2026 and December 31, 2025, the Company had accrued $1.7 million and $1.8 million, respectively, related to environmental contingencies.
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
Insider Trading Arrangements
During the three months ended March 29, 2026, none of the Company’s officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement.

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
10.1*
Term Credit Agreement, dated as of March 23, 2026, by and among the Company, the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed March 23, 2026)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

SONOCO PRODUCTS COMPANY
(Registrant)

Date:	April 28, 2026	By:	/s/ Paul Joachimczyk
Paul Joachimczyk
Chief Financial Officer
(principal financial officer)

/s/ Aditya Gandhi
Aditya Gandhi
Chief Accounting Officer
(principal accounting officer)