Form 10-Q
period 2026-06-28
SONOCO PRODUCTS CO
filed 2026-07-28
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s no par value common stock as of July 17, 2026 was 98,875,003.

SONOCO PRODUCTS COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars and shares in thousands)

	June 28, 2026	December 31, 2025*
Assets
Current Assets
Cash and cash equivalents	$168,648	$378,398
Trade accounts receivable, net of allowances	1,011,392	842,810
Other receivables	184,121	178,755
Inventories, net:
Finished goods	469,056	370,303
Work in process	179,993	161,313
Materials and supplies	606,370	589,393
Prepaid expenses	167,778	125,352
Total Current Assets	2,787,358	2,646,324
Property, Plant and Equipment, Net	2,707,744	2,797,800
Goodwill	2,463,738	2,511,611
Other Intangible Assets, Net	2,533,392	2,683,474
Deferred Income Taxes	23,212	54,449
Right of Use Asset-Operating Leases	302,699	307,450
Other Assets	155,940	161,226
Total Assets	$10,974,083	$11,162,334
Liabilities and Equity
Current Liabilities
Payable to suppliers	$1,096,716	$1,084,152
Accrued expenses and other payables	697,776	777,752
Notes payable and current portion of long-term debt	968,752	537,952
Accrued taxes	38,583	128,821
Total Current Liabilities	2,801,827	2,528,677
Long-term Debt, Net of Current Portion	3,484,464	3,788,973
Noncurrent Operating Lease Liabilities	259,244	263,192
Pension and Other Postretirement Benefits	169,527	177,976
Deferred Income Taxes	529,663	557,034
Other Liabilities	130,835	214,650
Total Liabilities	7,375,560	7,530,502
Commitments and Contingencies (See Note 18)

Sonoco Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares 98,869 and 98,634 shares issued and outstanding at June 28, 2026 and December 31, 2025, respectively	7,175	7,175
Capital in excess of stated value	197,408	191,855
Accumulated other comprehensive (loss)/income	(67,207)	37,204
Retained earnings	3,443,685	3,377,647
Total Sonoco Shareholders’ Equity	3,581,061	3,613,881
Noncontrolling Interests	17,462	17,951
Total Equity	3,598,523	3,631,832
Total Liabilities and Equity	$10,974,083	$11,162,334

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (the “United States” or “U.S.”).
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net sales	$1,885,485	$1,910,441	$3,561,927	$3,619,669
Cost of sales	1,493,108	1,504,164	2,823,922	2,859,705
Gross profit	392,377	406,277	738,005	759,964
Selling, general and administrative expenses	200,247	218,775	401,785	427,838
Restructuring/Asset impairment charges, net	1,933	9,752	17,066	23,333
Gain/(Loss) on divestiture of business	2,640	(2,083)	775	(6,266)
Operating profit	192,837	175,667	319,929	302,527
Non-operating pension costs	2,920	2,982	5,416	6,103
Interest expense	45,478	64,367	89,972	120,394
Interest income	4,064	4,122	12,715	11,470
Other expense, net	(6,191)	(6,559)	(18,499)	(13,076)
Income from continuing operations before income taxes	142,312	105,881	218,757	174,424
Provision for income taxes	39,551	39,500	49,061	60,647
Income before equity in earnings of affiliates	102,761	66,381	169,696	113,777
Equity in earnings of affiliates, net of tax	2,263	2,270	2,953	4,191
Net income from continuing operations	105,024	68,651	172,649	117,968
Net income from discontinued operations	—	424,548	—	429,720
Net income	105,024	493,199	172,649	547,688
Net (income)/loss from continuing operations attributable to noncontrolling interests	(130)	224	(154)	164
Net income attributable to Sonoco	$104,894	$493,423	$172,495	$547,852

Weighted average common shares outstanding:
Basic	99,478	99,171	99,397	99,055
Diluted	99,781	99,539	99,748	99,453
Per common share:
Basic earnings per common share:
Continuing operations	$1.05	$0.69	$1.74	$1.19
Discontinued operations	—	4.28	—	4.34
Basic earnings per share attributable to Sonoco	$1.05	$4.97	$1.74	$5.53
Diluted earnings per common share:
Continuing operations	$1.05	$0.69	$1.73	$1.19
Discontinued operations	—	4.27	—	4.32
Diluted earnings per share attributable to Sonoco	$1.05	$4.96	$1.73	$5.51

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net income	$105,024	$493,199	$172,649	$547,688
Other comprehensive (loss)/income:
Foreign currency translation adjustments	(49,562)	339,452	(111,206)	515,291
Changes in defined benefit plans, net of tax	3,571	2,935	4,310	3,479
Changes in derivative financial instruments, net of tax	914	1,324	1,842	3,081
Other comprehensive (loss)/income	(45,077)	343,711	(105,054)	521,851
Comprehensive income	59,947	836,910	67,595	1,069,539
Net (income)/loss from continuing operations attributable to noncontrolling interests	(130)	224	(154)	164
Other comprehensive loss/(income) attributable to noncontrolling interests	361	(1,779)	643	(1,754)
Comprehensive income attributable to Sonoco	$60,178	$835,355	$68,084	$1,067,949

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN TOTAL EQUITY (unaudited)
(Dollars and shares in thousands)

	Total Equity	Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Noncontrolling Interests
		Outstanding	Amount
December 31, 2025	$3,631,832	98,634	$7,175	$191,855	$37,204	$3,377,647	$17,951
Net income	67,625					67,601	24
Other comprehensive (loss)/income:
Translation loss	(61,644)				(61,362)		(282)
Defined benefit plan adjustment, net of tax	739				739
Derivative financial instruments, net of tax	928				928
Other comprehensive loss	(59,977)				(59,695)		(282)
Dividends	(52,735)					(52,735)
Issuance of stock awards	332	367		332
Shares repurchased	(6,954)	(132)		(6,954)
Share-based compensation	6,174			6,174
Other	70			70
March 29, 2026	$3,586,367	98,869	$7,175	$191,477	$(22,491)	$3,392,513	$17,693
Net income	105,024					104,894	130
Other comprehensive (loss)/income:
Translation loss	(49,562)				(49,201)		(361)
Defined benefit plan adjustment, net of tax	3,571				3,571
Derivative financial instruments, net of tax	914				914
Other comprehensive loss	(45,077)				(44,716)		(361)
Dividends	(53,722)					(53,722)
Issuance of stock awards	336	—		336
Shares repurchased	(57)	—		(57)
Share-based compensation	5,731			5,731
Other	(79)			(79)
June 28, 2026	$3,598,523	98,869	$7,175	$197,408	$(67,207)	$3,443,685	$17,462

	Total Equity	Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Noncontrolling Interests
		Outstanding	Amount
December 31, 2024	$2,286,213	98,260	$7,175	$183,250	$(502,734)	$2,583,923	$14,599
Net income	54,489					54,429	60
Other comprehensive income/(loss):
Translation gain/(loss)	175,839				175,864		(25)
Defined benefit plan adjustment, net of tax	544				544
Derivative financial instruments, net of tax	1,757				1,757
Other comprehensive income/(loss)	178,140				178,165		(25)
Divestiture of non-controlling interest	(637)						(637)
Dividends	(51,558)					(51,558)
Dividends paid to noncontrolling interests	(243)						(243)
Issuance of stock awards	273	588		273
Shares repurchased	(10,573)	(220)		(10,573)
Share-based compensation	5,828			5,828
March 30, 2025	$2,461,932	98,628	$7,175	$178,778	$(324,569)	$2,586,794	$13,754
Net income/(loss)	493,199					493,423	(224)
Other comprehensive income:
Translation gain	339,452				337,673		1,779
Defined benefit plan adjustment, net of tax	2,935				2,935
Derivative financial instruments, net of tax	1,324				1,324
Other comprehensive income	343,711				341,932		1,779
Dividends	(52,570)					(52,570)
Issuance of stock awards	298	—		298
Shares repurchased	(3)	—		(3)
Share-based compensation	4,145			4,145
Other	121			121
June 29, 2025	$3,250,833	98,628	$7,175	$183,339	$17,363	$3,027,647	$15,309
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Six Months Ended
	June 28, 2026	June 29, 2025
Cash Flows from Operating Activities:
Net income	$172,649	$547,688
Adjustments to reconcile net income to net cash used by operating activities:
Asset impairments	3,626	6,329
Depreciation and amortization	256,125	250,967
Share-based compensation expense	11,905	9,973
Equity in earnings of affiliates, net of tax	(2,953)	(4,191)
Cash dividends from affiliated companies	4,360	5,731
Net loss on disposition of assets	1,397	635
Net gain on divestiture of business	(775)	(619,507)
Pension and postretirement plan expense	7,841	8,731
Pension and postretirement plan contributions	(10,397)	(10,458)
Net increase/(decrease) in deferred taxes	2,516	(55,633)
Change in assets and liabilities, net of effects from acquisitions, divestitures and foreign currency adjustments:
Trade accounts receivable	(180,618)	(67,668)
Inventories	(152,106)	(203,808)
Payable to suppliers	31,607	8,056
Prepaid expenses	(33,641)	9,000
Income taxes payable and other income tax items	(100,698)	197,664
Accrued expenses and other assets and liabilities	(78,146)	(98,162)
Net cash used by operating activities	(67,308)	(14,653)
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(125,756)	(187,483)
Cost of acquisitions, net of cash acquired[1]	—	16,528
Proceeds from the sale of business, net[2]	(13,076)	1,814,930
Proceeds from the sale of assets, net	1,883	1,090
Investments in affiliated companies and other net investing proceeds	4,452	242
Net cash (used)/provided by investing activities	(132,497)	1,645,307
Cash Flows from Financing Activities:
Proceeds from issuance of debt	38,690	36,969
Principal repayment of debt	(38,106)	(2,060,445)
Net change in commercial paper	116,000	354,600
Net increase in book cash overdrafts	3,854	6,476
Payment of loan financing costs	(506)	—
Dividends paid to noncontrolling interests	—	(243)
Cash dividends	(105,790)	(103,558)
Payments for share repurchases	(7,011)	(10,576)
Net cash provided/(used) by financing activities	7,131	(1,776,777)
Effects of Exchange Rate Changes on Cash	(17,076)	32,863
Net Decrease in Cash and Cash Equivalents	(209,750)	(113,260)
Cash and cash equivalents at beginning of period	378,398	443,060
Cash and cash equivalents at end of period	$168,648	$329,800
1 During 2025, the Company received $16,528 in a final net working capital settlement related to the acquisition of Eviosys (as defined in Note 4).
2 During 2026, cash proceeds from the sale of businesses of $4,000 were offset by the Company’s payment of final net working capital settlements of $15,211 and $1,865 to the buyers of TFP (as defined in Note 1) and ThermoSafe (as defined in Note 1), respectively.
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
In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise stated) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the three- and six-month periods ended June 28, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 2: Discontinued Operations
As disclosed in Note 1, the Company completed the sale of TFP on April 1, 2025. The following table presents key components of “Net income from discontinued operations” for the three- and six-month periods ended June 29, 2025:

	Three Months Ended	Six Months Ended
	June 29, 2025	June 29, 2025
Net sales	$—	$320,678
Cost of sales	—	250,854
Gross profit	—	69,824
Selling, general and administrative expenses	—	31,607
Restructuring/Asset impairment charges, net	—	426
Gain on divestiture of business	625,773	625,773
Operating profit	625,773	663,564
Other income, net	—	182
Interest expense	—	24,911
Interest income	—	281
Income from discontinued operations before income taxes	625,773	638,752
Provision for income taxes	201,225	209,032
Net income from discontinued operations	424,548	429,720
Net income from discontinued operations attributable to noncontrolling interests	—	—
Net income attributable to discontinued operations	$424,548	$429,720

Weighted average common shares outstanding:
Basic	99,171	99,055
Diluted	99,539	99,453

Per common share:
Net income attributable to discontinued operations:
Basic	$4.28	$4.34
Diluted	$4.27	$4.32

The following table presents significant cash flow items from discontinued operations for the six months ended June 29, 2025:

Six Months Ended
June 29, 2025
Depreciation and amortization(a)	$(311)
Purchases of property, plant and equipment	$(5,572)
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 3: New Accounting Pronouncements
In May 2026, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2026-02, “Environmental Credits and Environmental Credit Obligations (Topic 818),” which establishes specific accounting and disclosure requirements for environmental credits and environmental credit obligations. The guidance provides recognition, measurement, presentation and disclosure requirements for entities that generate, purchase, receive, or hold environmental credits, as well as entities subject to regulatory compliance programs that may be settled using environmental credits. Among other provisions, the standard requires certain environmental credits to be recognized as assets based on their intended use, establishes measurement requirements for environmental credit obligations, and requires disclosures related to environmental credits and related obligations. This guidance is effective for public business entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, but early adoption is permitted. The standard should be applied on a retrospective basis through a cumulative-effect adjustment to opening retained earnings as of the beginning of the annual reporting period of adoption. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires companies to disclose disaggregated amounts relating to (a) inventory purchases; (b) employee compensation; (c) depreciation; (d) intangible asset amortization; and (e) depreciation, depletion, and amortization. Further, this guidance will require companies to include certain amounts that are already required to be disclosed under current U.S. generally accepted accounting principles (“GAAP”) in the same disclosure as the other disaggregation requirements, disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The standard is intended to benefit investors by providing more detailed expense disclosures that would be useful in making capital allocation decisions. This guidance is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027 but early adoption is permitted. ASU 2024-03 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.
Other than the pronouncements discussed above, there have been no other newly issued or newly applicable accounting pronouncements that have had, or are expected to have, a material impact on the Company’s financial statements.

Note 4: Acquisitions and Divestitures
Acquisitions
The Company did not complete any acquisitions during the three- and six-month periods ended June 28, 2026 and June 29, 2025.
During the second quarter of 2025, the Company received $16,528 in a final working capital settlement related to its December 4, 2024 acquisition of Titan Holdings I B.V. (“Eviosys”).
TFP Divestiture
On April 1, 2025, the Company completed the sale of TFP to Toppan for net cash consideration of $1,807,493 paid at closing on a cash-free and debt-free basis and subject to customary adjustments. This sale was the result of the Company’s continuing evaluation of its business portfolio and was consistent with the Company’s strategic and investment priorities. In connection with the TFP divestiture, the Company wrote off net assets totaling $1,108,560, reclassified $47,955 of cumulative translation adjustment losses from accumulated other comprehensive income/(loss) and incurred transaction fees of $25,205, resulting in a net pretax gain of $625,773. The Company recognized a related tax provision of $201,225, for an after-tax gain of $424,548. The after tax gain is included in “Net income from discontinued operations” in the Company’s Condensed Consolidated Statements of Income for the three- and six-month periods ended June 29, 2025.

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
Other Divestitures
On June 5, 2026, the Company completed the sale of a recycling facility in Savannah, Georgia, part of the Industrial Paper Packaging segment, for net cash proceeds of $4,000. The Company wrote off net assets totaling $1,360 in connection with the sale, including goodwill of $538, resulting in a gain of $2,640, which is included in “Gain/(Loss) on divestiture of business” in the Company’s Condensed Consolidated Statements of Income.
On November 3, 2025, the Company completed the sale of ThermoSafe to Arsenal for net cash consideration of $655,827 paid at closing on a cash-free and debt-free basis and subject to customary adjustments. A final working capital settlement of $1,865 was paid to Arsenal during the first quarter of 2026. This settlement is included in “Gain/(Loss) on divestiture of business” in the Company’s Condensed Consolidated Statement of Income for the six-month period ended June 28, 2026. Transaction fees totaling $10,112 were also paid during the first quarter of 2026. The Company had recorded a liability for these fees in “Accrued expenses and other payables” on its Condensed Consolidated Balance Sheet as of December 31, 2025.
On April 30, 2025, the Company completed the sale of a recycling facility in Asheville, North Carolina, part of the Industrial Paper Packaging segment, for cash proceeds of $3,924. The sale resulted in a loss of $2,083, which is included in “Gain/(Loss) on divestiture of business” in the Company’s Condensed Consolidated Statements of Income.
On March 2, 2025, the Company completed the sale of its tube and core operations in Venezuela, part of the Industrial Paper Packaging segment, in exchange for a receivable in the amount of $145. The sale resulted in a loss of $5,390, including $3,792 of cumulative translation losses that were reclassified from accumulated other comprehensive income. This loss is included in “Gain/(Loss) on divestiture of business” in the Company’s Condensed Consolidated Statements of Income.
In February 2025, the remaining $2,000 of proceeds from the July 1, 2023 sale of the Company’s U.S. BulkSak business were released to the Company from escrow.
On January 17, 2025, the Company completed the sale of a small construction tube operation in France, part of the Industrial Paper Packaging segment, for cash proceeds of $1,513 and recognized a gain of $1,207, which is included in “Gain/(Loss) on divestiture of business” in the Company’s Condensed Consolidated Statements of Income.
The sales of these operations did not represent a strategic shift for the Company and did not have a major effect on its operations or financial results. Consequently, these sales did not meet the criteria for reporting as discontinued operations.
Acquisition, Integration, and Divestiture-Related Costs
Acquisition, integration, and divestiture-related costs from continuing operations during the three- and six-month periods ended June 28, 2026 and June 29, 2025 were recorded in the Company’s Condensed Consolidated Statements of Income as follows:

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Cost of sales	$—	$91	$—	$18,041
Selling, general and administrative expenses	2,083	11,070	8,421	20,386
Total acquisition, integration and divestiture-related costs	$2,083	$11,161	$8,421	$38,427

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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 5: Shareholders’ Equity
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Numerator:
Net income from continuing operations	$105,024	$68,651	$172,649	$117,968
Net (income)/loss from continuing operations attributable to noncontrolling interests	(130)	224	(154)	164
Net income from continuing operations attributable to Sonoco	$104,894	$68,875	$172,495	$118,132

Net income attributable to Sonoco	$104,894	$493,423	$172,495	$547,852

Denominator:
Weighted average common shares outstanding:
Basic	99,478	99,171	99,397	99,055
Dilutive effect of shared-based compensation	303	368	351	398
Diluted	99,781	99,539	99,748	99,453

Per common share:
Basic earnings per common share:
Net income from continuing operations	$1.05	$0.69	$1.74	$1.19
Net income attributable to Sonoco	$1.05	$4.97	$1.74	$5.53
Diluted earnings per common share:
Net income from continuing operations	$1.05	$0.69	$1.73	$1.19
Net income attributable to Sonoco	$1.05	$4.96	$1.73	$5.51

Cash dividends	$0.54	$0.53	$1.07	$1.05
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
The average numbers of SARs that were anti-dilutive and, therefore, not included in the computation of diluted earnings per share during the three- and six-month periods ended June 28, 2026 and June 29, 2025 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Anti-dilutive stock appreciation rights	388	515	392	532

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
The Company regularly repurchases shares of its common stock to satisfy employee tax withholding obligations in association with certain share-based compensation awards. These repurchases, which are not part of a publicly announced plan or program, totaled 132 shares during the six-month period ended June 28, 2026, at a cost of $7,011, and 220 shares during the six-month period ended June 29, 2025, at a cost of $10,576.
Dividend Declarations
On February 11, 2026, the Board declared a regular quarterly dividend of $0.53 per share. This dividend was paid on March 10, 2026 to all shareholders of record as of February 25, 2026.
On April 15, 2026, the Board declared a regular quarterly dividend of $0.54 per share. This dividend was paid on
June 10, 2026 to all shareholders of record as of May 8, 2026.
On July 15, 2026, the Board declared a regular quarterly dividend of $0.54 per share. This dividend will be paid on September 10, 2026 to all shareholders of record as of August 10, 2026.

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
Set forth below are the total restructuring and asset impairment charges, net of adjustments, recognized during the periods presented:

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Restructuring and restructuring-related asset impairment charges, net	$1,933	$9,752	$17,066	$23,333
Other asset impairments	—	—	—	—
Restructuring/Asset impairment charges, net	$1,933	$9,752	$17,066	$23,333
The table below sets forth restructuring and restructuring-related asset impairment charges by type incurred:

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Severance and Termination Benefits	$(886)	$6,367	$6,484	$13,365
Asset Impairment/Disposal of Assets	537	1,381	3,627	6,482
Other Costs	2,282	2,004	6,955	3,486
Restructuring and restructuring-related asset impairment charges, net	$1,933	$9,752	$17,066	$23,333
The table below sets forth restructuring and restructuring-related asset impairment charges attributable to each reportable segment, the All Other group of businesses, and Corporate-related activity:

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Consumer Packaging	$(170)	$1,509	$8,937	$2,738
Industrial Paper Packaging	1,237	8,234	7,196	20,732
All Other	—	16	—	21
Corporate	866	(7)	933	(158)
Restructuring and restructuring-related asset impairment charges, net	$1,933	$9,752	$17,066	$23,333
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth the activity in the restructuring accrual included in “Accrued expenses and other payables” in the Company’s Condensed Consolidated Balance Sheets:

	Severance and Termination Benefits	Asset Impairments/ Disposal of Assets	Other Costs	Total
Accrual Activity
Liability at December 31, 2025	$55,628	$—	$3,527	$59,155
2026 charges	6,484	3,627	6,955	17,066
Cash (payments)/receipts	(24,442)	1,705	(7,159)	(29,896)
Asset write downs/disposals	—	(5,332)	—	(5,332)
Foreign currency translation	(1,045)	—	13	(1,032)
Liability at June 28, 2026	$36,625	$—	$3,336	$39,961
“Severance and Termination Benefits” during the six-month period ended June 28, 2026 includes the cost of severance for approximately 165 employees whose positions were eliminated in conjunction with the Company’s ongoing organizational effectiveness efforts, including additional severance charges related to the prior year closure of a metal packaging facility in France, part of the Consumer Packaging segment. Credits recognized in the three-month period ended June 28, 2026 represent changes in estimate to the accruals previously recorded for these actions resulting from revisions to the estimates of total severance to be paid.
“Asset Impairment/Disposal of Assets” during the six-month period ended June 28, 2026 consists primarily of asset write-offs related to the closure of a metal packaging facility in Ghana, part of the Consumer Packaging segment and additional losses from the sale of assets associated with a previously closed paper mill facility in Greece, part of the Industrial Paper Packaging segment.
“Other Costs” during the six-month period ended June 28, 2026 consists primarily of equipment removal, utilities, plant security, property taxes, and insurance costs related to the prior year closures of metal can facilities in France and Ghana, and the prior year closures of a paper mill in Mexico and partitions facility in California, both part of the Industrial Paper Packaging segment, as well as ongoing facility carrying costs of other previously announced plant closures.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 7: Accumulated Other Comprehensive (Loss)/Income
The following table summarizes the components of accumulated other comprehensive (loss)/income and the changes in the balances of each component of accumulated other comprehensive (loss)/income, net of tax as applicable, for the six-month periods ended June 28, 2026 and June 29, 2025:

	Foreign Currency Items	Defined Benefit Pension Items	Gains and Losses on Cash Flow Hedges	Accumulated Other Comprehensive (Loss)/Income
Balance at December 31, 2025	$124,227	$(87,958)	$935	$37,204
Other comprehensive (loss)/income before reclassifications	(110,563)	2,459	3,377	(104,727)
Amounts reclassified from accumulated other comprehensive (loss)/income to net income	—	1,851	(1,535)	316
Other comprehensive (loss)/income	(110,563)	4,310	1,842	(104,411)
Balance at June 28, 2026	$13,664	$(83,648)	$2,777	$(67,207)

Balance at December 31, 2024	$(410,931)	$(90,613)	$(1,190)	$(502,734)
Other comprehensive income before reclassifications	461,790	2,032	4,246	468,068
Amounts reclassified from accumulated other comprehensive (loss)/income to net income	51,747	1,447	(1,165)	52,029
Other comprehensive income	513,537	3,479	3,081	520,097
Balance at June 29, 2025	$102,606	$(87,134)	$1,891	$17,363

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the effects on net income of significant amounts reclassified from each component of accumulated other comprehensive (loss)/income for the six-month periods ended June 28, 2026 and June 29, 2025:

	Amount Reclassified from Accumulated Other Comprehensive (Loss)/Income
	Three Months Ended		Six Months Ended
Details about Accumulated Other Comprehensive (Loss)/ Income Components	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025	Affected Line Item in the Condensed Consolidated Statements of Income
Foreign currency items
Currency translation adjustment loss on TFP sale(a)	$—	$(47,955)	$—	$(47,955)	Net income from discontinued operations
Currency translation adjustment loss on Venezuela sale(a)	—	—	—	$(3,792)	Gain/(Loss) on divestiture of business
	—	(47,955)	—	(51,747)	Net income
Gains/(losses) on cash flow hedges
Foreign exchange contracts(b)	137	1,368	52	1,767	Net sales
Foreign exchange contracts(b)	(9)	(151)	(197)	(192)	Cost of sales
Commodity contracts(b)	1,447	—	2,217	—	Cost of sales
	1,575	1,217	2,072	1,575	Income from continuing operations before income taxes
Income tax impact	(322)	(319)	(537)	(410)	Provision for income taxes
	1,253	898	1,535	1,165	Net income
Defined benefit pension items
Effect of curtailment loss(c)	(60)	—	(60)	—	Non-operating pension costs
Effect of settlement loss(c)	(337)	—	(337)	—	Non-operating pension costs
Amortization of defined benefit pension items(c)	(1,065)	(842)	(2,074)	(1,898)	Non-operating pension costs
	(1,462)	(842)	(2,471)	(1,898)	Income from continuing operations before income taxes
Income tax impact	411	204	620	451	Provision for income taxes
	(1,051)	(638)	(1,851)	(1,447)	Net income
Total reclassifications for the period	$202	$(47,695)	$(316)	$(52,029)	Net income

(a) See Note 4 for additional details.
(b) See Note 11 for additional details.
(c) See Note 13 for additional details.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the before- and after-tax amounts for the various components of other comprehensive (loss)/income for the three-month periods ended June 28, 2026 and June 29, 2025:

	Three Months Ended June 28, 2026			Three Months Ended June 29, 2025
	Before Tax Amount	Tax (Expense)/ Benefit	After Tax Amount	Before Tax Amount	Tax Benefit/(Expense)	After Tax Amount
Foreign currency items:
Other comprehensive (loss)/income before reclassifications	$(46,019)	$(3,182)	$(49,201)	$241,272	$48,446	$289,718
Amounts reclassified from accumulated other comprehensive (loss)/income to net income(a)	—	—	—	47,955	—	47,955
Net other comprehensive (loss)/income from foreign currency items	(46,019)	(3,182)	(49,201)	289,227	48,446	337,673
Defined benefit pension items:
Other comprehensive income/(loss) before reclassifications	3,504	(984)	2,520	3,025	(728)	2,297
Amounts reclassified from accumulated other comprehensive (loss)/income to net income(b)	1,462	(411)	1,051	842	(204)	638
Net other comprehensive income/(loss) from defined benefit pension items	4,966	(1,395)	3,571	3,867	(932)	2,935
Gains and losses on cash flow hedges:
Other comprehensive income/(loss) before reclassifications	2,098	69	2,167	2,528	(306)	2,222
Amounts reclassified from accumulated other comprehensive (loss)/income to net income(c)	(1,575)	322	(1,253)	(1,217)	319	(898)
Net other comprehensive income from cash flow hedges	523	391	914	1,311	13	1,324
Other comprehensive (loss)/income	$(40,530)	$(4,186)	$(44,716)	$294,405	$47,527	$341,932

(a) See Note 4 for additional details.
(b) See Note 13 for additional details.
(c) See Note 11 for additional details.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the before- and after-tax amounts for the various components of other comprehensive (loss)/income for the six-month periods ended June 28, 2026 and June 29, 2025:

	Six Months Ended June 28, 2026			Six Months Ended June 29, 2025
	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Foreign currency items:
Other comprehensive (loss)/income before reclassifications	$(94,618)	$(15,945)	$(110,563)	$403,100	$58,690	$461,790
Amounts reclassified from accumulated other comprehensive (loss)/income to net income(a)	—	—	—	51,747	—	51,747
Net other comprehensive (loss)/income from foreign currency items	(94,618)	(15,945)	(110,563)	454,847	58,690	513,537
Defined benefit pension items:
Other comprehensive income/(loss) before reclassifications	3,427	(968)	2,459	2,679	(647)	2,032
Amounts reclassified from accumulated other comprehensive (loss)/income to net income(b)	2,471	(620)	1,851	1,898	(451)	1,447
Net other comprehensive income/(loss) from defined benefit pension items	5,898	(1,588)	4,310	4,577	(1,098)	3,479
Gains and losses on cash flow hedges:
Other comprehensive income/(loss) before reclassifications	4,230	(853)	3,377	5,243	(997)	4,246
Amounts reclassified from accumulated other comprehensive (loss)/income to net income(c)	(2,072)	537	(1,535)	(1,575)	410	(1,165)
Net other comprehensive income/(loss) from cash flow hedges	2,158	(316)	1,842	3,668	(587)	3,081
Other comprehensive (loss)/income	$(86,562)	$(17,849)	$(104,411)	$463,092	$57,005	$520,097

(a) See Note 4 for additional details.
(b) See Note 13 for additional details.
(c) See Note 11 for additional details.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 8: Goodwill and Other Intangible Assets
Goodwill
A summary of the changes in goodwill for the six-month period ended June 28, 2026 is as follows:

	Consumer Packaging	Industrial Paper Packaging	Total
Goodwill at December 31, 2025	$1,947,991	$563,620	$2,511,611
Divestitures	—	(538)	(538)
Foreign currency translation	(43,769)	(3,566)	(47,335)
Goodwill at June 28, 2026	$1,904,222	$559,516	$2,463,738
The goodwill balance of the Industrial Paper Packaging segment at December 31, 2025 includes $55,244 related to Industrial Plastics, previously reported as part of the All Other group of businesses. See Note 1 for additional information. Goodwill activity reflected as “Divestitures” above relates to the June 2026 sale of a small recycling business in Savannah, Georgia, part of the Industrial Paper Packaging segment. See Note 4 for additional information.
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
Although no reporting units failed the annual impairment test, in management’s opinion, the goodwill balances of the Consumer Packaging Europe, Middle East and Africa (“EMEA”)/Asia-Pacific (“APAC”) and Global Paper Products APAC reporting units are at risk of impairment in the near term if the reporting unit’s operations do not perform in line with management’s expectations, or if there is a negative change in the long-term financial outlook for the reporting unit or in other factors such as the discount rate. In the case of Consumer Packaging EMEA/APAC, the lower differential between the fair value and carrying value of the reporting unit is due to the acquisition of Eviosys in December 2024, at which time the majority of assets and liabilities acquired were recorded at fair value. The total goodwill associated with the Consumer Packaging EMEA/APAC and Global Paper Products APAC reporting units was $1,415,082 and $26,346, respectively, at June 28, 2026.
During the time subsequent to the annual evaluation, and at June 28, 2026, the Company considered whether any events and/or changes in circumstances had resulted in the likelihood that the goodwill of any of its reporting units may have been impaired. It is management’s opinion that no such events and/or changes in circumstances have occurred.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Other Intangible Assets
A summary of other intangible assets as of June 28, 2026 and December 31, 2025 is as follows:

	June 28, 2026	December 31, 2025
Other Intangible Assets, gross:
Patents	$29,235	$29,403
Customer lists	2,833,022	2,895,345
Trade names	27,929	28,417
Proprietary technology	228,380	234,336
Other	2,071	2,054
Total Other Intangible Assets, gross	$3,120,637	$3,189,555

Accumulated Amortization:
Patents	$(19,971)	$(18,706)
Customer lists	(499,254)	(431,704)
Trade names	(13,188)	(12,488)
Proprietary technology	(53,526)	(41,990)
Other	(1,306)	(1,193)
Total Accumulated Amortization	(587,245)	(506,081)
Other Intangible Assets, net	$2,533,392	$2,683,474
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
Aggregate amortization expense was $45,570 and $44,193 for the three-month periods ended June 28, 2026 and June 29, 2025, respectively, and $89,890 and $86,154 for the six-month periods ended June 28, 2026 and June 29, 2025, respectively. Amortization expense on other intangible assets is expected to total approximately $181,200 in 2026, $181,200 in 2027, $181,200 in 2028, $180,400 in 2029 and $179,200 in 2030.

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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth the balance sheet location and values of the obligations under the Company’s SCF Programs at June 28, 2026 and December 31, 2025:

Balance Sheet Line Item	June 28, 2026	December 31, 2025
Payable to suppliers(a)	$37,255	$53,122
(a) The payment of these obligations is included in net cash used by operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.
Note 10: Debt
Details of the Company’s debt at June 28, 2026 and December 31, 2025 are as follows:

	June 28, 2026	December 31, 2025
Commercial paper	$116,000	$—
Syndicated term loan due August 2028	498,637	498,320
4.450% notes due September 2026	499,670	498,749
2.250% notes due February 2027	299,695	299,443
4.600% notes due September 2029	596,270	595,694
3.125% notes due May 2030	597,808	597,528
2.850% notes due February 2032	497,080	496,824
5.000% notes due September 2034	691,374	690,857
5.750% notes due November 2040	536,330	536,314
Other foreign denominated debt	47,328	40,016
Finance lease obligations	53,572	53,542
Other debt	19,452	19,638
Total debt	4,453,216	4,326,925
Less: Notes payable and current portion of long-term debt	(968,752)	(537,952)
Long-term debt	$3,484,464	$3,788,973
On March 23, 2026, the Company entered into a credit agreement with the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (the “Term Credit Agreement”) that provides the Company with a delayed draw term loan facility in an aggregate principal amount of up to $300,000 on an unsecured basis (the “Term Loan Facility”). The Term Loan Facility may be drawn, subject to the satisfaction of certain conditions, on or prior to September 13, 2026. Borrowings under the Term Loan Facility, net of any prepayments, will become payable in full on the second anniversary of the Funding Date (as defined in the Term Credit Agreement) and will bear interest at a fluctuating rate per annum equal to, at the Company’s option, (i) the forward-looking Secured Overnight Financing Rate term rate (such borrowings, “Term SOFR Loans”), (ii) a base rate (such borrowings, “Base Rate Loans”), or (iii) a combination thereof, plus, in each case, an applicable margin calculated based on the Company’s credit ratings, ranging from 0.850% to 1.100% per annum for Term SOFR Loans and from 0.000% to 0.100% per annum for Base Rate Loans. As of June 28, 2026, no draws had been made under the Term Loan Facility.
The Company maintains a revolving credit facility with total commitments of $1,250,000 and a maturity date of May 3, 2029. The Company’s $1,250,000 commercial paper program is supported by the revolving credit facility. At June 28, 2026, the Company had $116,000 in commercial paper balances outstanding; accordingly, the committed capacity available for drawdown under its revolving credit facility at June 28, 2026 was $1,134,000.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenants currently require the Company to maintain a minimum level of interest coverage and a minimum level of net worth, as defined in the agreements. As of June 28, 2026, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 11: Financial Instruments and Derivatives
The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments for which the carrying amount differs from the fair value.

	June 28, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, net of current portion	$3,484,464	$3,413,067	$3,788,973	$3,728,480

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
Cash Flow Hedges
At June 28, 2026 and December 31, 2025, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. These contracts, which have maturities ranging from July 2026 to September 2027, qualify as cash flow hedges under GAAP. For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item. Cash flows from derivative financial instruments designated as cash flow hedges are classified as cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.
Commodity Cash Flow Hedges
Certain derivative contracts entered into to manage the cost of anticipated purchases of natural gas and aluminum have been designated by the Company as cash flow hedges. At June 28, 2026, there were no designated natural gas swaps covering anticipated natural gas usage in 2026. The Company has designated swap contracts covering 6,129 metric tons of aluminum as cash flow hedges. These contracts represented approximately 49.1% and 8.1% of anticipated aluminum usage for 2026 and 2027, respectively. The fair value of the Company’s commodity cash flow hedges netted to gain positions of $1,433 and $1,683 at June 28, 2026 and December 31, 2025, respectively. The amount of the gain included in accumulated other comprehensive income at June 28, 2026 expected to be reclassified to the income statement during the next twelve months is $1,341. The Company also has certain natural gas and aluminum derivatives contracts that are not designated as cash flow hedges. See “Non-Designated Derivatives” below for a discussion of these hedges.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Foreign Currency Cash Flow Hedges
The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales and purchases expected to occur from July 2026 to June 2027. The net positions of these contracts at June 28, 2026 were as follows (in thousands):

Currency	Action	Quantity
USD Contracts
Colombian peso	purchase	5,824,431
Mexican peso	purchase	96,238
Danish krone	purchase	63,029
Polish zloty	purchase	61,165
Turkish lira	purchase	43,540
Canadian dollar	purchase	8,475
US Dollar	purchase	6,178
Euro	purchase	1,813
Swedish krona	sell	(2,965)
British pound	sell	(4,873)

Euro Contracts
Hungarian forint	purchase	5,292,913
US Dollar	purchase	4,204
Euro	purchase	1,255
Swiss franc	purchase	1,082
British pound	sell	(3,510)
Polish zloty	sell	(23,665)
The fair value of foreign currency cash flow hedges related to forecasted sales and purchases netted to gain positions of $1,826 and $49 at June 28, 2026 and December 31, 2025, respectively. Gains of $1,826 are expected to be reclassified from accumulated other comprehensive income to the income statement during the next twelve months.
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
The gain or loss on the net investment hedge derivative instruments is included in the “Foreign currency translation” component of “Accumulated other comprehensive (loss)/income” until the net investment is sold, diluted, or liquidated. Net interest income on the cross-currency swaps totaling $11,115 and $21,958 for the three and six months

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

ended June 28, 2026 are excluded from the net investment hedge effectiveness assessment and are recorded in “Interest expense” in the Company’s Condensed Consolidated Statements of Income. The assumptions used in measuring fair value of the cross-currency swaps are considered level 2 inputs, which are based upon the Euro-to-U.S. dollar exchange rate market.
The fair value of the Company’s net investment hedges was a loss position of $(144,671) and $(207,203) at June 28, 2026 and December 31, 2025, respectively. A foreign currency translation loss of $(107,780) (net of income taxes of $36,891) and a loss of $(154,366) (net of income taxes of $52,837) were reported as components of “Accumulated other comprehensive (loss)/income” within “Foreign currency items” at June 28, 2026 and December 31, 2025, respectively.
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
Foreign Currency Hedges
The Company routinely enters into forward contracts or swaps to economically hedge the currency exposure of intercompany debt and foreign currency denominated receivables and payables. The net currency positions of these non-designated contracts at June 28, 2026, were as follows (in thousands):

Currency	Action	Quantity
USD Contracts
Colombian peso	purchase	71,872,695
Indonesian rupiah	purchase	25,186,110
Mexican peso	purchase	309,052
Canadian dollar	purchase	4,599
US Dollar	purchase	211

Euro Contracts
Hungarian forint	purchase	797,654
British pound	purchase	5,856
Euro	purchase	3,800
Swiss franc	purchase	976
US Dollar	sell	(880)
Polish zloty	sell	(31,912)
Thai baht	sell	(499,467)
Commodity Hedges
The Company has entered into non-designated derivative contracts to manage the cost of anticipated purchases of natural gas and aluminum. At June 28, 2026, these contracts consisted of natural gas swaps covering approximately 3.3 million metric million British thermal units (“MMBTUs”) and represented approximately 69.0% of anticipated usage in North America for the remainder of 2026. In addition, the Company held aluminum swap contracts covering 972 metric tons of aluminum.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The fair value of the Company’s non-designated derivatives position was a loss of $(576) and $(1,113) at June 28, 2026 and December 31, 2025, respectively.
The following table sets forth the location and fair values of the Company’s derivative instruments at June 28, 2026 and December 31, 2025:

Description	Balance Sheet Location	June 28, 2026	December 31, 2025
Derivatives designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$1,831	$1,508
Commodity Contracts	Other Assets	94	175
Commodity Contracts	Accrued expenses and other payables	(490)	—
Commodity Contracts	Other Liabilities	(2)	—
Foreign Exchange Contracts	Prepaid expenses	3,945	1,131
Foreign Exchange Contracts	Other Assets	—	33
Foreign Exchange Contracts	Accrued expenses and other payables	(2,119)	(1,028)
Foreign Exchange Contracts	Other Liabilities	—	(87)
Net investment hedge	Prepaid expenses	19,333	19,358
Net investment hedge	Accrued expenses and other payables	(76,782)	(58,594)
Net investment hedge	Other Liabilities	(87,222)	(167,967)
Derivatives not designated as hedging instruments:
Commodity Contracts	Prepaid expenses	221	185
Commodity Contracts	Other Assets	101	—
Commodity Contracts	Accrued expenses and other payables	(1,672)	(1,517)
Commodity Contracts	Other Liabilities	(135)	—
Foreign Exchange Contracts	Prepaid expenses	1,330	1,106
Foreign Exchange Contracts	Accrued expenses and other payables	(421)	(887)
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following tables set forth the effect of the Company’s derivative instruments on financial performance for the three-month periods ended June 28, 2026 and June 29, 2025, excluding the amount of foreign currency cash flow hedges that were reclassified from accumulated other comprehensive (loss)/income to the carrying value of the capitalized expenditures:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income
Derivatives in Cash Flow Hedging Relationships:
Three-month period ended June 28, 2026
Foreign Exchange Contracts	$2,527	Net sales	$137
		Cost of sales	(9)
Commodity Contracts	(429)	Cost of sales	1,447

Three-month period ended June 29, 2025
Foreign Exchange Contracts	$2,902	Net sales	$1,368
		Cost of sales	(151)
Commodity Contracts	(374)	Cost of sales	—

Description	Gain or (Loss) Recognized	Location of Gain or (Loss) Recognized in Income Statement
Derivatives not Designated as Hedging Instruments:
Three-month period ended June 28, 2026
Commodity Contracts	$(824)	Cost of sales
Foreign Exchange Contracts	2,490	Selling, general and administrative
Three-month period ended June 29, 2025
Commodity Contracts	$(1,889)	Cost of sales
Foreign Exchange Contracts	3,543	Selling, general and administrative

	Three-month period ended June 28, 2026		Three-month period ended June 29, 2025
Description	Revenue	Cost of sales	Revenue	Cost of sales
Total amount of income and expense line items presented in the Condensed Consolidated Statements of Income	$137	$1,438	$1,368	$(151)

Gain or (loss) on cash flow hedging relationships:
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss)/income into net income	$137	$(9)	$1,368	$(151)

Commodity contracts:
Amount of gain reclassified from accumulated other comprehensive (loss)/income into net income	$—	$1,447	$—	$—

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following tables set forth the effect of the Company’s derivative instruments on financial performance for the six-month periods ended June 28, 2026 and June 29, 2025, excluding the amount of foreign currency cash flow hedges that were reclassified from accumulated other comprehensive (loss)/income to the carrying value of the capitalized expenditures:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income
Derivatives in Cash Flow Hedging Relationships:
Six-month period ended June 28, 2026
Foreign Exchange Contracts	$2,263	Net sales	$52
		Cost of sales	(197)
Commodity Contracts	1,967	Cost of sales	2,217

Six-month period ended June 29, 2025
Foreign Exchange Contracts	$6,153	Net sales	$1,767
		Cost of sales	(192)
Commodity Contracts	(910)	Cost of sales	—

Description	Gain or (Loss) Recognized	Location of Gain or (Loss) Recognized in Income Statement
Derivatives not Designated as Hedging Instruments:
Six-month period ended June 28, 2026
Commodity Contracts	$480	Cost of sales
Foreign Exchange Contracts	4,187	Selling, general and administrative
Six-month period ended June 29, 2025
Commodity Contracts	$1,448	Cost of sales
Foreign Exchange Contracts	7,111	Selling, general and administrative

	Six-month period ended June 28, 2026		Six-month period ended June 29, 2025
Description	Revenue	Cost of sales	Revenue	Cost of sales
Total amount of income and expense line items presented in the Condensed Consolidated Statements of Income	$52	$2,020	$1,767	$(192)

Gain or (loss) on cash flow hedging relationships:
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss)/income into net income	$52	$(197)	$1,767	$(192)

Commodity contracts:
Amount of gain reclassified from accumulated other comprehensive (loss)/income into net income	$—	$2,217	$—	$—

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
The following table sets forth information regarding the Company’s financial assets and financial liabilities, excluding retirement and postretirement plan assets, measured at fair value on a recurring basis:

Description	June 28, 2026	Assets measured at NAV	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$1,433	$—	$—	$1,433	$—
Foreign exchange contracts	1,826	—	—	1,826	—
Net investment hedge	(144,671)	—	—	(144,671)	—
Non-hedge derivatives, net:
Commodity contracts	(1,485)	—	—	(1,485)	—
Foreign exchange contracts	909	—	—	909	—

Description	December 31, 2025	Assets measured at NAV	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$1,683	$—	$—	$1,683	$—
Foreign exchange contracts	49	—	—	49	—
Net investment hedge	(207,203)	—	—	(207,203)	—
Non-hedge derivatives, net:
Commodity contracts	(1,332)	—	—	(1,332)	—
Foreign exchange contracts	219	—	—	219	—

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
None of the Company’s financial assets or liabilities are measured at fair value using significant unobservable inputs. There were no transfers in or out of Level 1 or Level 2 fair value measurements during the six-month period ended June 28, 2026.
The Company has an investment in the preferred stock of a nonaffiliated private company. This investment is accounted for under the measurement alternative of cost less impairment, adjusted for any qualifying observable price changes on a non-recurring basis. Observable price changes would consist of Level 2 inputs based on privately negotiated transactions with the nonaffiliated company. The total investment in preferred stock of $21,212 is included in “Other Assets” in the Company’s Condensed Consolidated Balance Sheet as of June 28, 2026.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The Company measures certain non-financial assets and non-financial liabilities at fair value on a non-recurring basis. See Note 4 for a discussion of assets acquired and liabilities assumed in acquisitions and sold in dispositions, and Note 6 for a discussion of asset impairments associated with restructuring activities. The fair value of assets determined based on third-party appraisals and classified as Level 3 measurements due to the use of significant unobservable inputs was not material at June 28, 2026 or December 31, 2025.
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
The components of net periodic benefit cost/(income) include the following:

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Retirement Plans
Service cost	$1,168	$1,366	$2,425	$2,562
Interest cost	5,169	5,448	10,222	10,581
Expected return on plan assets	(3,752)	(3,420)	(7,398)	(6,625)
Amortization of prior service cost	190	209	374	397
Amortization of net actuarial loss	887	899	1,777	1,887
Effect of curtailment loss	60	—	60	—
Effect of settlement loss	337	—	337	—
Net periodic benefit cost	$4,059	$4,502	$7,797	$8,802

Retiree Health and Life Insurance Plans
Service cost	$(29)	$27	$—	$66
Interest cost	192	216	416	453
Expected return on plan assets	(151)	(104)	(295)	(204)
Amortization of prior service cost	74	91	164	185
Amortization of net actuarial gain	(86)	(357)	(241)	(571)
Net periodic benefit (income)/cost	$—	$(127)	$44	$(71)
Settlement and Curtailment Charges
The Company recognized settlement charges of $337 during the six-month period ended June 28, 2026 as a result of payments made to certain participants in the Company’s non-union Canadian pension plan who elected a lump sum distribution option upon retirement. The Company also recognized curtailment charges of $60 during the six-month period ended June 28, 2026 relating to the termination of certain foreign retirement plan participants as a result of plant closures.
Contributions
The Company made aggregate contributions of $10,397 and $10,458 to its defined benefit retirement and retiree health and life insurance plans during the six-month periods ended June 28, 2026 and June 29, 2025, respectively. The Company expects to make additional aggregate contributions of approximately $12,800 to its defined benefit retirement and retiree health and life insurance plans over the remainder of 2026.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 14: Income Taxes
The Company’s effective tax rates for the three- and six-month periods ended June 28, 2026 were 27.8% and 22.4%, respectively, and its effective tax rates for the three- and six-month periods ended June 29, 2025 were 37.3% and 34.8%, respectively. The Company’s effective tax rates varied from the U.S. statutory rate due primarily to rate differences between U.S. and non-U.S. jurisdictions and the relative amounts earned in those jurisdictions, state income taxes, and discrete tax adjustments that were not consistent period over period, including the recording of a provision-to-return adjustment for a retroactive U.S. tax election in the first quarter of 2026.
The Company and/or its subsidiaries file federal, state and local income tax returns in the United States and various foreign jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years prior to 2019.
The Company’s reserve for uncertain tax benefits increased by $108 from December 31, 2025 to June 28, 2026 due primarily to an increase in reserves related to existing tax positions and the Company’s reassessment of a prior-year tax matter, partially offset by a decrease related to the release of a prior year reserve. Although the Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental, management believes that any reasonably foreseeable outcomes related to these matters have been adequately provided for. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which earnings or deductions are realized may differ from current estimates. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly basis. The Company has operations and pays taxes in many countries outside of the U.S. and taxes on those earnings are subject to varying rates. The Company is not dependent upon the favorable benefit of any one jurisdiction to an extent that the loss of such benefit would have a material effect on the Company’s overall effective tax rate.
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth the balance sheet location and aggregate values of the Company’s lease assets and lease liabilities at June 28, 2026 and December 31, 2025:

Classification	Balance Sheet Location	June 28, 2026	December 31, 2025
Lease Assets
Operating lease assets	Right of Use Asset-Operating Leases	$302,699	$307,450
Finance lease assets	Other Assets	48,911	49,059
Total lease assets		$351,610	$356,509

Lease Liabilities
Current operating lease liabilities	Accrued expenses and other payables	$53,170	$53,978
Current finance lease liabilities	Notes payable and current portion of long-term debt	12,528	11,617
Total current lease liabilities		$65,698	$65,595

Noncurrent operating lease liabilities	Noncurrent Operating Lease Liabilities	$259,244	$263,192
Noncurrent finance lease liabilities	Long-term Debt, Net of Current Portion	41,044	41,925
Total noncurrent lease liabilities		$300,288	$305,117

Total lease liabilities		$365,986	$370,712
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
The following table sets forth the components of the Company’s total lease cost for the three- and six-month periods ended June 28, 2026 and June 29, 2025:

		Three Months Ended		Six Months Ended
Lease Cost		June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Operating lease cost	(a)	$14,667	$16,340	$29,811	$31,824
Finance lease cost:
Amortization of lease asset	(a) (b)	2,875	3,285	5,610	6,287
Interest on lease liabilities	(c)	630	793	1,242	1,493
Variable lease cost	(a) (d)	11,475	11,269	23,232	23,691
Impairment charges	(e)	—	545	—	1,178
Total lease cost		$29,647	$32,232	$59,895	$64,473

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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth certain lease-related information for the six-month periods ended June 28, 2026 and June 29, 2025:

	Six Months Ended
	June 28, 2026	June 29, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$28,783	$29,599
Operating cash flows used by finance leases	1,242	1,493
Financing cash flows used by finance leases	5,341	7,075
Noncash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	14,531	15,305
Leased assets obtained in exchange for new finance lease liabilities	6,142	13,903
Modification to leased assets for increase in operating lease liabilities	7,271	10,090
Modification to leased assets for decrease in finance lease liabilities	—	(10,440)
Termination reclasses to decrease operating lease assets	410	7,651
Termination reclasses to decrease operating lease liabilities	410	7,756
Termination reclasses to decrease finance lease assets	419	82
Termination reclasses to decrease finance lease liabilities	419	84
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

	June 28, 2026	December 31, 2025
Contract Assets	$93,133	$77,978
Contract Liabilities	(44,407)	(58,784)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Significant changes in the contract assets and liabilities balances during the six-month period ended June 28, 2026 and the year ended December 31, 2025 were as follows:

	June 28, 2026		December 31, 2025
	Contract Assets	Contract Liabilities	Contract Assets	Contract Liabilities
Beginning Balance	$77,978	$(58,784)	$67,062	$(60,024)
Acquired/ sold as part of a business combination/ divestiture	—	—	(53)	(324)
Revenue deferred or rebates accrued	—	(46,153)	—	(94,947)
Recognized as revenue	—	511	—	1,183
Rebates paid to customers	—	60,019	—	95,328
Increases due to rights to consideration for customer specific goods produced, but not billed during the period	93,133	—	77,978	—
Transferred to receivables from contract assets recognized at the beginning of the period and acquired as part of business combination	(77,978)	—	(67,009)	—
Ending Balance	$93,133	$(44,407)	$77,978	$(58,784)

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
As described in Note 1, results for Industrial Plastics, previously included in the All Other group of businesses, are included in the Industrial Paper Packaging segment effective January 1, 2026. Following this realignment, the Company no longer reports the results of any of its businesses in All Other. Prior year results for the Industrial Paper Packaging segment and the All Other group of businesses have been recast to conform to the new presentation.
The following tables set forth information about revenue disaggregated by primary geographic regions for the three- and six-month periods ended June 28, 2026 and June 29, 2025. The tables also include a reconciliation of disaggregated revenue with reportable segments. The Company’s reportable segments are aligned by product nature as disclosed in Note 17.

Three-month period ended June 28, 2026	Consumer Packaging	Industrial Paper Packaging	Total
Primary Geographical Markets:
United States	$468,040	$409,938	$877,978
EMEA	705,379	110,224	815,603
Canada	1,936	22,443	24,379
APAC	32,561	38,122	70,683
Other	33,923	62,919	96,842
Total	$1,241,839	$643,646	$1,885,485

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Three-month period ended June 29, 2025	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary Geographical Markets:
United States	$467,148	$392,259	$60,296	$919,703
EMEA	707,327	105,276	5,106	817,709
Canada	4,404	23,312	—	27,716
APAC	23,675	36,582	345	60,602
Other	24,479	60,232	—	84,711
Total	$1,227,033	$617,661	$65,747	$1,910,441

Six-month period ended June 28, 2026	Consumer Packaging	Industrial Paper Packaging	Total
Primary Geographical Markets:
United States	$909,006	$775,035	$1,684,041
EMEA	1,302,963	210,714	1,513,677
Canada	4,500	42,579	47,079
APAC	61,311	72,845	134,156
Other	61,134	121,840	182,974
Total	$2,338,914	$1,223,013	$3,561,927

Six-month period ended June 29, 2025	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary Geographical Markets:
United States	$915,182	$769,424	$110,195	$1,794,801
EMEA	1,274,351	200,905	10,059	1,485,315
Canada	8,269	44,746	—	53,015
APAC	48,314	72,419	596	121,329
Other	47,510	117,699	—	165,209
Total	$2,293,626	$1,205,193	$120,850	$3,619,669

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
The following tables set forth financial information about each of the Company’s reportable segments:

SEGMENT FINANCIAL INFORMATION
Three-month period ended June 28, 2026	Consumer Packaging	Industrial Paper Packaging	Total Reportable Segments
Sales from external customers	$1,241,839	$643,646	$1,885,485
Intersegment sales(1)	2,881	31,362	34,243
	1,244,720	675,008	1,919,728
Reconciliation of sales
Elimination of intersegment sales			(34,243)
Total consolidated sales			1,885,485
Less:(3)
Cost of sales(4)	(1,007,245)	(484,936)
Other segment items(5)	(85,770)	(100,693)
Segment operating profit	$151,705	$89,379	$241,084

Other segment disclosures:
Equity in earnings of affiliates, net of tax	$276	$1,987
Depreciation and amortization(6)	54,675	30,851

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Three-month period ended June 29, 2025	Consumer Packaging	Industrial Paper Packaging	Total Reportable Segments
Sales from external customers	$1,227,033	$617,661	$1,844,694
Intersegment sales(1)	2,548	27,645	30,193
	1,229,581	645,306	1,874,887
Reconciliation of sales
Other sales(2)			65,754
Elimination of intersegment sales			(30,200)
Total consolidated sales			1,910,441
Less:(3)
Cost of sales(4)	(989,484)	(464,247)
Other segment items(5)	(79,744)	(95,125)
Segment operating profit	$160,353	$85,934	$246,287

Other segment disclosures:
Equity in earnings of affiliates, net of tax	$170	$2,100
Depreciation and amortization(6)	52,801	30,711

Six-month period ended June 28, 2026	Consumer Packaging	Industrial Paper Packaging	Total Reportable Segments
Sales from external customers	$2,338,914	$1,223,013	$3,561,927
Intersegment sales(1)	5,867	59,519	65,386
	2,344,781	1,282,532	3,627,313
Reconciliation of sales
Elimination of intersegment sales			(65,386)
Total consolidated sales			3,561,927
Less:(3)
Cost of sales(4)	(1,896,335)	(922,277)
Other segment items(5)	(171,092)	(201,630)
Segment operating profit	$277,354	$158,625	$435,979

Other segment disclosures:
Equity in earnings of affiliates, net of tax	$274	$2,679
Depreciation and amortization(6)	105,625	60,610

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Six-month period ended June 29, 2025	Consumer Packaging	Industrial Paper Packaging	Total Reportable Segments
Sales from external customers	$2,293,626	$1,205,193	$3,498,819
Intersegment sales(1)	5,317	55,938	61,255
	2,298,943	1,261,131	3,560,074
Reconciliation of sales
Other sales(2)			120,947
Elimination of intersegment sales			(61,352)
Total consolidated sales			3,619,669
Less:(3)
Cost of sales(4)	(1,843,216)	(907,325)
Other segment items(5)	(154,603)	(191,541)
Segment operating profit	$301,124	$162,265	$463,389

Other segment disclosures:
Equity in earnings of affiliates, net of tax	$119	$4,072
Depreciation and amortization(6)	101,756	59,868

(1)	Intersegment sales are recorded at a market-related transfer price.
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

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Segment operating profit	$241,084	$246,287	$435,979	$463,389
Other operating profits(1)	—	8,406	—	15,125
Unallocated amounts:
Restructuring/Asset impairment charges, net	(1,933)	(9,752)	(17,066)	(23,333)
Amortization of acquisition intangibles	(45,570)	(44,193)	(89,890)	(86,154)
Gain/(Loss) on divestiture of business	2,640	(2,083)	775	(6,266)
Acquisition, integration and divestiture-related costs	(2,083)	(11,161)	(8,421)	(38,427)
Changes in LIFO inventory reserves	(1,154)	(1,193)	(5,521)	(1,755)
Derivative (losses)/gains	(254)	(2,154)	(167)	795
Other corporate income/(costs), net(2)	1,338	(7,755)	7,267	(18,853)
Other operating charges, net(3)	(1,231)	(735)	(3,027)	(1,994)
Other expense, net(4)	(6,191)	(6,559)	(18,499)	(13,076)
Non-operating pension costs	(2,920)	(2,982)	(5,416)	(6,103)
Interest expense	(45,478)	(64,367)	(89,972)	(120,394)
Interest income	4,064	4,122	12,715	11,470
Income from continuing operations before income taxes	$142,312	$105,881	$218,757	$174,424

(1)	In 2025, operating profit from segments below the quantitative threshold are attributable to ThermoSafe, part of the All Other group of businesses.
(2)	In 2026, other corporate income/(costs), net represents income earned under a transition services agreement with Toppan. In 2025, other corporate income/(costs), net represents recurring operating expenses previously allocated to TFP that will remain with Sonoco subsequent to the divestiture.
(3)	Consists of charges related to highly inflationary accounting in Turkey, and other miscellaneous charges, in both 2026 and 2025.
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

SONOCO PRODUCTS COMPANY
The following table sets forth the reconciliation of other segment disclosures to consolidated totals for the periods presented.

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Equity in earnings of affiliates, net of tax
Consumer Packaging	$276	$170	$274	$119
Industrial Paper Packaging	1,987	2,100	2,679	4,072
Reportable Segment Total	2,263	2,270	2,953	4,191
Adjustments	—	—	—	—
Consolidated Total	$2,263	$2,270	$2,953	$4,191

Depreciation and amortization
Consumer Packaging	$54,675	$52,801	$105,625	$101,756
Industrial Paper Packaging	30,851	30,711	60,610	59,868
Reportable Segment Total	85,526	83,512	166,235	161,624
Other(1)	45,570	45,963	89,890	89,654
Consolidated Total	$131,096	$129,475	$256,125	$251,278

(1)
Other consists of amortization of acquisition intangibles for Sonoco during the three- and six-month periods ended June 28, 2026 and June 29, 2025. Other also includes depreciation for the All Other group of businesses during the three- and six-month periods ended June 29, 2025.

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
Environmental Matters
The Company is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates. The Company has been named as a potentially responsible party at several environmentally contaminated sites. All of the sites are also the responsibility of other parties. The potential remediation liabilities are shared with such other parties, and, in most cases, the Company’s share, if any, cannot be reasonably estimated at the current time. However, the Company does not believe that the resolution of these matters has a reasonable possibility of having a material adverse effect on the Company’s financial statements. At June 28, 2026 and December 31, 2025, the accruals for these sites totaled $1,672 and $1,779, respectively, and are included in “Accrued expenses and other payables” on the Company’s Condensed Consolidated Balance Sheets.
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
•the effects of economic downturns, changing tariffs or trade policy, inflation, volatility and other macroeconomic factors on the Company and its industry, including the Company’s ability to manage such matters and their effects on suppliers, consumers and customers;
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
•producing improvements in earnings and profitable sales growth and rates of growth;
•market opportunities and anticipated growth thereof;
•expected impact and costs of resolution of legal proceedings;
•expected impact of new and changing regulations;
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
•availability, transportation and pricing of raw materials, energy and transportation, including the impact of changes in tariffs or sanctions and escalating trade wars, and the impact of war, general regional instability and other geopolitical tensions (such as the ongoing conflicts between Russia and Ukraine and between the United States and Iran and elsewhere in the Middle East, the potential escalation of tensions between China and Taiwan, and recent events in Venezuela), and the Company’s ability to continue to pass raw material, energy and transportation price increases and surcharges through to customers or otherwise manage these commodity pricing risks;
•costs of labor and employment, including costs relating to employee benefits and any labor disputes;
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
•ability to maintain or increase productivity levels, contain or reduce costs, and maintain positive price/cost relationships. including through ongoing organizational efforts;
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
•liability for and anticipated costs of resolution of litigation, regulatory actions or other legal proceedings or environmental remediation actions;
•effects of changing climate and greenhouse gas effects and environmental laws and regulations, including with respect to climate change and emissions reporting;
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
Highlights of Sonoco’s portfolio transformation strategy in recent years included the following significant acquisition and divestiture activity:
•The acquisition of Eviosys, Europe’s leading food cans, ends and closures manufacturer, for net cash consideration of approximately $3.8 billion on December 4, 2024. This transaction, the largest in the Company’s history, expanded Sonoco’s global leadership in metal food can and aerosol packaging, facilitating our ability to partner with global customers to advance innovation and sustainability in metal packaging offerings.
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
The Company is investing $20.0 million in its Industrial Paper Packaging segment to add new nailed wood and steel reel production capacities at the Company’s Hartselle, Alabama, facilities to help meet growing wire and cable infrastructure demand to support AI data centers and other electrical grid investments. This expansion is expected to be completed before the end of 2026.

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
Global Trade Developments
Ongoing developments in U.S. and foreign trade policy have increased uncertainty for the global economy and the Company’s business. On March 4, 2025, the U.S. government imposed a 25% tariff on all imports from Canada or Mexico. After imposing this tariff, the U.S. government allowed for the temporary exemption from the tariff for any goods that comply with the United States-Mexico-Canada Agreement (“USMCA”), which has helped mitigate the impact of the tariff on the Company’s operations in North America. On February 10, 2025, the United States announced the expansion of Section 232 Tariffs on steel and aluminum imported into the United States, effective March 12, 2025, and the termination of the granting of new exclusions to mitigate these tariffs. As a result, imported steel and aluminum originating from most countries is currently subject to a 50% duty.
The U.S. government also imposed reciprocal tariffs at a baseline rate of 10%, effective April 5, 2025, and later set firmly established tariff rates for various countries at the beginning of August 2025. For the most part, these reciprocal tariffs were incremental increases over the previously established 10% temporary reciprocal tariffs. On February 20, 2026, the U.S. Supreme Court invalidated certain of these tariffs. On April 20, 2026, U.S. Customs and Border Protection launched an electronic system to manage refunds for tariffs paid under the International Emergency Economic Powers Act (“IEEPA”). The Company has applied for refunds of all eligible IEEPA tariffs and has recovered approximately 80% of its overall claim as of the end of the second quarter of 2026. The amount of the recoveries to date has not been material nor are any future recoveries expected to be material.
Effective April 6, 2026, the United States overhauled Section 232 tariffs on steel and aluminum moving from a metal-content-based assessment to the full customs value of the imported goods. Under the revised rules, many steel and aluminum products, along with their derivative articles, now face significantly higher tariffs. The metal ends that the Company imports into the United States are now subject to a 25% tariff. Future changes in tariff and trade policy may result in additional changes, the exact scope of which is not known at this time. While the full impact of the most recent Section 232 changes is uncertain, the Company does not currently expect the current tariff environment to have a material direct effect on its profitability or cash flows over the remainder of 2026 because the Company’s manufacturing network is designed to serve local markets, reducing its exposure to cross-border disruptions and tariff-related risks. While the Company is actively working with its customers to help manage the impacts of higher input costs driven by tariffs, its business model allows for pricing adjustments when necessary. In addition, the Company believes its transformed portfolio following the Eviosys acquisition and the divestitures of its TFP and ThermoSafe businesses is significantly more resilient, with nearly two-thirds of the Company’s sales in 2025 and the first half of 2026 coming from the Consumer Packaging segment, a segment that has historically demonstrated strong performance across economic cycles. In addition, while the Section 232 Tariffs impact input costs for the Company’s U.S.-based operations with Consumer Packaging, Americas, which source a portion of their steel and aluminum purchases from outside the United States, the Company intends, and has the contractual ability, to continue to pass such increases in cost due to tariffs to its customers.
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

SONOCO PRODUCTS COMPANY
Other Recent Developments
The ongoing conflict between the United States and Iran has introduced additional volatility into global energy markets, shipping corridors, and raw material supply chains. The Company relies on a diversified global supplier base for resin, chemicals, adhesives, and other inputs, some of which are indirectly influenced by crude-oil-linked pricing or international transportation costs. As a result of this geopolitical and macroeconomic uncertainty, the Company expects inflation related to input costs, energy, and logistics to persist over the second half of 2026; however, it does not expect these cost pressures to materially impact the Company’s ability to source materials, operate facilities, or meet customer demand. The Company does not expect these factors to materially impact its near-term financial performance based on cost recovery actions through recognized market price increases and contractual price resets. However, the duration and broader economic consequences of the conflict, including the potential for further increases in energy and logistics costs, remain uncertain. The Company will continue to evaluate developments in the geopolitical environment and adjust its risk management strategies as appropriate.
On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA"), which includes a broad range of tax reform provisions and extends or modifies certain provisions of prior tax legislation, was signed into law in the United States. The Company evaluated the effects of the OBBBA in accordance with ASC 740 and determined that enactment of the legislation did not result in a material adjustment to its income tax accounts upon enactment. Based on the Company’s assessment, the OBBBA is not expected to have a material impact on the Company’s consolidated effective tax rate, results of operations, financial position or cash flows for 2026. While certain provisions of the OBBBA are expected to provide future tax benefits, largely through acceleration of deductions to benefit cash taxes, the overall impact is not currently expected to be material. The Company will continue to monitor the implementation of the OBBBA and related regulatory, administrative and interpretive guidance and will evaluate the effects of any such guidance as it becomes available.
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

SONOCO PRODUCTS COMPANY
Second Quarter 2026 Compared with Second Quarter 2025
The following discussion provides a review of results for the three-month period ended June 28, 2026 versus the three-month period ended June 29, 2025.
Overview
Consolidated net sales for the second quarter of 2026 were $1.9 billion, a $(25.0) million or (1.3)% decline from the second quarter of 2025. The November 2025 divestiture of ThermoSafe reduced sales by $(65.7) million in the second quarter of 2026 compared to the same period last year while lower volumes further reduced sales by $(22.9) million as continuing macroeconomic and geopolitical pressures weighed on both the Company’s supply chain and its customers. These decreases were partially offset by a $37.0 million benefit from higher selling prices implemented to offset the effects of inflation and tariffs and the favorable impact from foreign currency translation of $29.3 million. All other factors contributed to a net reduction of $(2.7) million in the second quarter of 2026 compared to the same period last year.
GAAP operating profit for the second quarter of 2026 was $192.8 million, an increase of 9.8% from the $175.7 million reported in the second quarter of 2025. The increase in GAAP operating profit was primarily due to productivity savings from fixed cost reduction initiatives and procurement savings of $18.7 million, lower acquisition, integration and divestiture-related costs of $9.1 million, lower restructuring costs of $7.8 million, higher gains on the sale of businesses of $4.7 million, and the net favorable impact of foreign currency translation and other items totaling $5.1 million. These favorable impacts were partially offset by unfavorable price/cost of $(11.8) million, the impact of the ThermoSafe divestiture of $(8.9) million, and unfavorable volume/mix of $(7.6) million. Adjusted Operating Profit for the second quarter of 2026 was $242.4 million, a decrease of (1.8)% from the $246.9 million reported for the same period in 2025, primarily resulting from the impact of the ThermoSafe divestiture.
GAAP net income attributable to Sonoco for the second quarter of 2026 decreased to $104.9 million, or $1.05 per diluted share, compared to $493.4 million, or $4.96 per diluted share, for the second quarter of 2025. The quarter-over-quarter reduction was primarily due to net income from discontinued operations in the prior year of $424.5 million related to the April 2025 divestiture of TFP. The impact of this reduction was partially offset by the increase in GAAP operating profit as described above and lower net interest expense, as described more fully below. Adjusted net income attributable to Sonoco and Adjusted diluted EPS for the second quarter of 2026 were $150.5 million (or $1.51 per diluted share), compared with $136.1 million (or $1.37 per diluted share) for the same period in 2025.
Costs and Expenses
Cost of sales decreased by $(11.1) million, or (0.7)%, in the second quarter of 2026 compared with the second quarter of 2025. This decrease resulted from a $(49.0) million impact from the divestiture of ThermoSafe and lower labor costs of $(18.4) million, partially offset by higher direct material costs of $36.9 million and higher outbound freight costs of $20.5 million. Other favorable factors resulted in a net reduction in cost of sales totaling $(1.1) million. Gross profit margins decreased slightly to 20.8% in the second quarter of 2026 from 21.3% in the second quarter of 2025.
Selling, general and administrative costs decreased by $(18.5) million, or (8.5)%, and were 10.6% of sales in the second quarter of 2026, compared to 11.5% of sales in the second quarter of 2025. This decrease reflects lower acquisition, integration, and divestiture-related costs of $(9.1) million, reduced costs from the ThermoSafe divestiture of $(7.8) million, and other net decreases, primarily salaries and benefits, totaling $(1.6) million.
Restructuring/Asset impairment charges totaled $1.9 million in the second quarter of 2026, compared with $9.8 million during the same period last year. The net charges in the current year related primarily to ongoing costs related to prior year plant closures and headcount eliminations in conjunction with the Company’s ongoing organizational effectiveness efforts, partially offset by reductions resulting from revisions to the estimates of total severance to be paid. Additional information regarding restructuring and asset impairment charges is provided in Note 6 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Gain/(Loss) on divestiture of business in the second quarter of 2026 and 2025 was a gain of $2.6 million from the sale of the Company’s recycling operations in Savannah, Georgia, and a loss of $(2.1) million from the sale of the Company’s recycling operations in Asheville, North Carolina, respectively. These operations were part of the Industrial Paper Packaging segment. See Note 4 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

SONOCO PRODUCTS COMPANY
Other expense, net was $6.2 million and $6.6 million in the second quarter of 2026 and 2025, respectively. The amounts in both years are comprised of charges from third-party financial institutions related to our centralized treasury program under which the Company sells certain trade accounts receivable in order to accelerate its cash collection cycle, primarily within our Consumer Packaging segment.
Non-operating pension costs decreased by $(0.1) million during the second quarter of 2026 versus the same period last year. The decrease is primarily due to higher expected return on plan assets and lower interest charges, partially offset by higher settlement and curtailment charges. Additional information regarding costs of the Company’s retirement plans is provided in Note 13 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Net interest expense for the second quarter of 2026 decreased to $41.4 million, compared with $60.2 million during the second quarter of 2025, primarily due to lower average debt levels resulting from the Company’s repayment of debt during 2025 utilizing proceeds from the divestitures of TFP and ThermoSafe.
The effective tax rates on GAAP income from continuing operations before income taxes and Adjusted income from continuing operations before income taxes in the second quarter of 2026 were 27.8% and 23.8%, respectively, compared with 37.3% and 25.6%, respectively, in the corresponding prior year quarter. The decrease in the GAAP effective tax rate was primarily due to the absence of non-GAAP adjustments for restructuring and other discrete one-time items which were present in 2025.
Discontinued Operations
Net income from discontinued operations totaled $424.5 million in the second quarter of 2025, reflecting the net after-tax gain on divestiture of business recognized upon completion of the sale of TFP on April 1, 2025.
Reportable Segments
The Company’s operating and reporting structure consists of two reportable segments, Consumer Packaging and Industrial Paper Packaging, with all remaining businesses reported as All Other. During 2025, the All Other group of businesses consisted of ThermoSafe and Industrial Plastics. With the divestiture of ThermoSafe in November 2025, only Industrial Plastics remained. Effective January 1, 2026, the Company changed its operating and management reporting structure to include the results of Industrial Plastics in the Company’s Industrial Paper Packaging segment and discontinued the use of All Other. Results for prior periods have been revised to conform with the current presentation.
The following table summarizes net sales attributable to each of the Company’s segments for the second quarters of 2026 and 2025 and the All Other group of businesses for the second quarter of 2025:

	Three Months Ended
(Dollars in thousands)	June 28, 2026	June 29, 2025	% Change
Net sales:
Consumer Packaging	$1,241,839	$1,227,033	1.2%
Industrial Paper Packaging	643,646	617,661	4.2%
Total reportable segments	1,885,485	1,844,694	2.2%
All Other	—	65,747	(100.0)%
Net sales	$1,885,485	$1,910,441	(1.3)%

SONOCO PRODUCTS COMPANY
The following table summarizes operating profit attributable to each of the Company’s reportable segments, and Corporate-related activity for the second quarters of 2026 and 2025 and the All Other group of businesses for the second quarter of 2025:

	Three Months Ended
(Dollars in thousands)	June 28, 2026	June 29, 2025	% Change
Operating profit:
Consumer Packaging	$151,705	$160,353	(5.4)%
Industrial Paper Packaging	89,379	85,934	4.0%
Segment operating profit	241,084	246,287	(2.1)%
All Other	—	8,406	(100.0)%
Corporate
Restructuring/Asset impairment charges, net	(1,933)	(9,752)
Amortization of acquisition intangibles	(45,570)	(44,193)
Gain/(Loss) on divestiture of business	2,640	(2,083)
Acquisition, integration and divestiture-related costs	(2,083)	(11,161)
Other operating charges, net	(1,301)	(11,837)
Operating profit	$192,837	$175,667	9.8%
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
Segment net sales increased $14.8 million, or 1.2%, over the prior year quarter as the favorable impact of foreign exchange rates added $20.3 million and price increases implemented to recover inflation and tariff-related costs added approximately $18.9 million of sales. These favorable factors were partially offset by softer volume/mix across the segment of $(22.1) million as higher paper can volumes in EMEA/APAC due to rising snack demand were more than offset by lower demand for metal aerosol cans and sealant tubes. Other unfavorable factors reduced quarter-over-quarter sales by $(2.3) million.
Segment operating profit decreased (5.4)% compared to the corresponding quarter last year, though continued productivity and disciplined cost management helped mitigate the impact of softer volumes. Segment operating profit margin was 12.2% and 13.1% in the second quarter of 2026 and 2025, respectively.
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
Segment net sales increased $26.0 million, or 4.2%, from the corresponding prior year quarter as price gains resulting from index-based pricing resets added $18.1 million of sales and the favorable impact of foreign exchange rates added $8.8 million, while the segment’s volume/mix was flat. All other factors contributed to a net reduction in sales of $(0.9) million in the second quarter of 2026 compared with the same period last year.
Segment operating profit increased 4.0% compared to the corresponding quarter last year primarily due to the impact of productivity savings from fixed cost reduction initiatives and procurement savings, and favorable mill utilization in North America. These favorable factors were partially offset by unfavorable price/cost from rising material, freight and other operating costs. Segment operating profit margin was 13.9% in both the second quarter of 2026 and 2025.
All Other
Net sales and operating profit reported for All Other in 2025 relate to the Company’s ThermoSafe business, which was sold in November 2025.

SONOCO PRODUCTS COMPANY

Six Months Ended June 28, 2026 Compared with Six Months Ended June 29, 2025
The following discussion provides a review of results for the six-month period ended June 28, 2026 compared with the six-month period ended June 29, 2025.
Overview
Consolidated net sales for the first six months of 2026 were $3.6 billion, a $(57.7) million or (1.6)% decline from the same period last year. The November 2025 divestiture of ThermoSafe reduced year-over-year sales by $(120.9) million in the first six months of 2026 compared to the same period last year while lower volumes further reduced year-over-year sales by $(120.8) million as macroeconomic and geopolitical pressures weighed on both the Company’s supply chain and its customers. These decreases were partially offset by a $75.8 million benefit from higher selling prices implemented to offset the effects of inflation and tariffs and the favorable impact from foreign currency translation of $116.4 million. All other factors contributed to a net reduction of $(8.2) million in the first six months of 2026 compared to the same period last year.
GAAP operating profit for the first six months of 2026 was $319.9 million, an increase of 5.8% from the $302.5 million reported for the first six months of 2025. The increase in GAAP operating profit was primarily due to productivity savings from fixed cost reduction initiatives and procurement savings of $24.2 million, lower acquisition, integration and divestiture-related costs of $30.0 million, the favorable impact of foreign currency translation of $15.3 million, higher gains on the sale of businesses of $7.0 million, and lower restructuring costs of $6.3 million. These favorable impacts were partially offset by unfavorable volume/mix of $(50.7) million, the impact of the ThermoSafe divestiture of $(16.1) million, and unfavorable price/cost of $(4.8) million. All other items comprised a net favorable year-over-year impact of $6.2 million. Adjusted operating profit for the first six months of 2026 was $443.2 million, a decrease of (3.6)% from the $459.7 million reported for the same period in 2025.
GAAP net income attributable to Sonoco for the first six months of 2026 decreased to $172.5 million, or $1.73 per diluted share, compared to $547.9 million, or $5.51 per diluted share, reported for the same period of 2025. The year-over-year reduction was primarily due to net income from discontinued operations in the prior year of $429.7 million related to the April 2025 divestiture of TFP. The impact of this reduction was partially offset by the increase in GAAP operating profit as described above, lower interest expense, and the impact of a lower GAAP effective tax rate in the current year. Adjusted net income attributable to Sonoco and Adjusted diluted EPS for the six-month period ended June 28, 2026 decreased (1.1)% to $269.9 million, or $2.71 per diluted share, from $273.0 million, or $2.74 per diluted share, in the six-month period ended June 29, 2025.
Costs and Expenses
Cost of sales decreased by $(35.8) million, or (1.3)%, in the first six months of 2026 compared with the first six months of 2025. This year-over-year decrease resulted from a $(89.3) million impact from the divestiture of ThermoSafe, lower labor costs of $(37.3) million, and the non-recurrence of inventory step-up amortization totaling $(18.0) million related to the Company’s December 2024 acquisition of Eviosys. Partially offsetting these decreases were higher year-over-year direct material and outbound freight costs of $81.0 million and $27.5 million, respectively. Other factors resulted in a net increase in cost of sales totaling $0.3 million. Gross profit margins were 20.7% for the first six months of 2026 and 21.0% for the first six months of 2025.
Selling, general and administrative costs for the first six months of 2026 decreased $(26.1) million, or (6.1)%, year over year. This decrease reflects lower acquisition, integration, and divestiture-related costs of $(12.0) million, reduced costs from the ThermoSafe divestiture of $(15.4) million, and other net increases, primarily salaries and benefits, totaling $1.3 million.
Restructuring/Asset impairment charges totaled $17.1 million during the first six months of 2026, compared with $23.3 million during the same period last year. Restructuring charges in the first six months of 2025 included higher costs related to the closures of cone facilities in Taiwan and Mexico and a metal packaging facility in Spain. The net charges in the current year related primarily to ongoing costs related to these and other prior-year plant closures and headcount eliminations in conjunction with the Company’s ongoing organizational effectiveness efforts, partially offset by reductions resulting from revisions to the estimates of total severance to be paid. Additional information regarding restructuring and asset impairment charges is provided in Note 6 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

SONOCO PRODUCTS COMPANY
Gain/(Loss) on divestiture of business during the first six months of 2026 was a net gain of $0.8 million reflecting a $2.6 million gain from the sale of the Company’s recycling operations in Savannah, Georgia, part of the Industrial Packaging segment, partially offset by a $(1.9) million charge related to the final working capital settlement for the ThermoSafe divestiture. Gain/(Loss) on divestiture of business during the first six months of 2025 was a net loss of $(6.3) million reflecting losses from the sales of the Company’s tube and core operations in Venezuela and recycling operations in Asheville, North Carolina, of $(5.4) million and $(2.1) million, respectively, partially offset by a gain of $1.2 million from the sale of a small construction tube operation in France, all part of the Industrial Paper Packaging segment. See Note 4 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Other expense, net during the first six months of 2026 and 2025 was $18.5 million and $13.1 million, respectively. The amounts in both years are comprised of charges from third-party financial institutions related to our centralized treasury program under which the Company sells certain trade accounts receivable in order to accelerate its cash collection cycle, primarily within our Consumer Packaging segment. Other expense, net in the first six months of 2026 also includes $6.6 million of non-operating charges related to certain pre-acquisition liabilities related to the Sonoco Metal Packaging (“SMP”) EMEA business.
Non-operating pension costs decreased by $(0.7) million during the first six months year over year. The decrease is primarily due to higher expected return on plan assets, lower interest and amortization charges, partially offset by higher settlement and curtailment charges during the first six months of 2026. Additional information regarding costs of the Company’s retirement plans is provided in Note 13 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
GAAP net interest expense during the first six months of 2026 decreased to $77.3 million, compared with $108.9 million during the first six months of 2025. The decrease of $(31.7) million was primarily due to lower average debt levels resulting from the Company’s repayment of debt during 2025 utilizing proceeds from the divestitures of TFP and ThermoSafe.
The effective tax rates on GAAP income from continuing operations before income taxes and Adjusted income from continuing operations before income taxes in the first six months of 2026 were 22.4% and 24.6%, respectively, compared with 34.8% and 25.7%, respectively, in the prior-year period. The decrease in the GAAP effective tax rate was primarily due to the recording of a provision-to-return adjustment for a retroactive U.S. tax election in the first quarter of 2026, as well as the absence of discrete one-time items which were present in 2025.
Discontinued Operations
Net income from discontinued operations totaled $429.7 million in the first six months of 2025, reflecting the net after-tax gain on divestiture of business of $424.5 million recognized upon completion of the sale of TFP on April 1, 2025 and $5.2 million of net income earned by the operation in the period prior to the sale.

SONOCO PRODUCTS COMPANY
Reportable Segments
The following table summarizes net sales attributable to each of the Company’s reportable segments, and the All Other group of businesses during the first six months of 2026 and 2025:

	Six Months Ended
(Dollars in thousands)	June 28, 2026	June 29, 2025	% Change
Net sales:
Consumer Packaging	$2,338,914	$2,293,626	2.0%
Industrial Paper Packaging	1,223,013	1,205,193	1.5%
Total reportable segments	3,561,927	3,498,819	1.8%
All Other	—	120,850	(100.0)%
Net sales	$3,561,927	$3,619,669	(1.6)%
The following table summarizes operating profit attributable to each of the Company’s reportable segments, the All Other group of businesses, and Corporate-related activity during the first six months of 2026 and 2025:

	Six Months Ended
(Dollars in thousands)	June 28, 2026	June 29, 2025	% Change
Operating profit:
Consumer Packaging	$277,354	$301,124	(7.9)%
Industrial Paper Packaging	158,625	162,265	(2.2)%
Segment operating profit	435,979	463,389	(5.9)%
All Other	—	15,125	(100.0)%
Corporate
Restructuring/Asset impairment charges, net	(17,066)	(23,333)
Amortization of acquisition intangibles	(89,890)	(86,154)
Gain/(Loss) on divestiture of business	775	(6,266)
Acquisition, integration and divestiture-related costs	(8,421)	(38,427)
Other operating charges, net	(1,448)	(21,807)
Operating profit	$319,929	$302,527	5.8%
Consumer Packaging
Segment net sales increased $45.3 million, or 2.0%, year to date compared to the prior-year period as the favorable impact of foreign exchange rates added $88.0 million and price increases implemented to offset the effects of inflation and tariffs added approximately $46.5 million of year-over-year sales. These favorable factors were partially offset by lower volume/mix across the segment of $(83.7) million as higher paper can volumes in EMEA/APAC due to rising snack demand were more than offset by lower demand for metal aerosol cans and sealant tubes. Other unfavorable factors reduced year-over-year sales by $(5.5) million.
Year-to-date segment operating profit decreased $(23.8) million, or (7.9)%, as productivity, cost containment savings, and the favorable impact of foreign exchange rates were offset by softer volumes. As a result, segment operating profit margin decreased to 11.9% in the first six months of 2026 from 13.1% in the same period last year.
Industrial Paper Packaging
Segment net sales increased 1.5% year to date compared to the prior-year period as higher selling prices resulting from index-based pricing resets added $29.3 million of year-over-year sales and the favorable impact of foreign exchange rates added $27.5 million. These favorable factors were partially offset by unfavorable volume/mix of $(37.1) million. All other factors contributed to a net reduction in sales of $(1.9) million in the first six months of 2026 compared with the same period last year.

SONOCO PRODUCTS COMPANY
Segment operating profit decreased (2.2)% versus the prior-year period primarily as a result of lower volume/mix and unfavorable price/cost, as well as losses in the first six months of 2026 attributable to fires at recycling facilities in Greenville and Spartanburg, South Carolina. These unfavorable factors were partially offset by productivity savings from fixed cost reduction initiatives and procurement savings and the favorable impact from foreign exchange rates. As a result, segment operating margin decreased to 13.0% in the first six months of 2026 from 13.5% in the same period last year.
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
Quarterly Reconciliations of GAAP to Non-GAAP Financial Measures
The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures in the Company’s Condensed Consolidated Statements of Income for the three-month periods ended June 28, 2026 and June 29, 2025.
Adjusted Operating Profit, Adjusted Income from Continuing Operations Before Income Taxes, Adjusted Provision for Income Taxes, Adjusted Net Income Attributable to Sonoco, and Adjusted Diluted EPS

	For the three-month period ended June 28, 2026
Dollars in thousands, except per share data	Operating Profit	Income from Continuing Operations Before Income Taxes	Provision for Income Taxes	Net Income Attributable to Sonoco	Diluted EPS
As Reported (GAAP)	$192,837	$142,312	$39,551	$104,894	$1.05
Acquisition, integration and divestiture-related costs[1]	2,083	2,083	(199)	2,282	0.02
Changes in LIFO inventory reserves	1,154	1,154	285	869	0.01
Amortization of acquisition intangibles	45,570	45,570	10,038	35,532	0.36
Restructuring/Asset impairment charges, net	1,933	1,940	17	1,930	0.02
Gain on divestiture of business[2]	(2,640)	(2,640)	(650)	(1,990)	(0.02)
Non-operating pension costs	—	2,920	749	2,171	0.02
Net losses from derivatives	254	254	63	191	—
Other adjustments	1,231	1,231	(3,417)	4,648	0.05
Total adjustments	49,585	52,512	6,886	45,633	0.46
Adjusted	$242,422	$194,824	$46,437	$150,527	$1.51
Due to rounding, individual items may not sum appropriately.
1 Acquisition, integration and divestiture-related costs relate primarily to the Company’s December 2024 acquisition of Eviosys.
2 Gain on divestiture of business reflects the gain of $2,640 from the sale of a recycling facility in Savannah, Georgia.

SONOCO PRODUCTS COMPANY

	For the three-month period ended June 29, 2025
Dollars in thousands, except per share data	Operating Profit	Income from Continuing Operations Before Income Taxes	Provision for Income Taxes	Net Income Attributable to Sonoco	Diluted EPS
As Reported (GAAP)[1]	$175,667	$105,881	$39,500	$493,423	$4.96
Acquisition, integration and divestiture-related costs[2]	11,161	11,161	2,120	9,041	0.09
Changes in LIFO inventory reserves	1,193	1,193	291	902	0.01
Amortization of acquisition intangibles	44,193	44,193	9,401	34,792	0.35
Restructuring/Asset impairment charges, net	9,752	9,752	2,197	7,173	0.07
Loss/(Gain) on divestiture of business	2,083	2,083	514	(422,979)	(4.25)
Non-operating pension costs	—	2,982	761	2,221	0.02
Net losses from derivatives	2,154	2,154	548	1,606	0.02
Other adjustments[3]	735	735	(9,201)	9,936	0.10
Total adjustments	71,271	74,253	6,631	(357,308)	(3.59)
Adjusted	$246,938	$180,134	$46,131	$136,115	$1.37
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
Adjusted EBITDA1

	Three Months Ended
Dollars in thousands	June 28, 2026	June 29, 2025
Net income attributable to Sonoco	$104,894	$493,423
Adjustments:
Interest expense	45,478	64,367
Interest income	(4,064)	(4,122)
Provision for income taxes	39,551	240,725
Depreciation and amortization	131,096	129,475
Non-operating pension costs	2,920	2,982
Net income/(loss) attributable to noncontrolling interests	130	(224)
Restructuring/Asset impairment charges, net	1,933	9,752
Changes in LIFO inventory reserves	1,154	1,193
Gain on divestiture of business	(2,640)	(623,690)
Acquisition, integration and divestiture-related costs	2,083	11,161
Net loss from derivatives	254	2,154
Other non-GAAP adjustments	1,231	735
Adjusted EBITDA	$324,020	$327,931

1 For the three-month period ended June 29, 2025, Adjusted EBITDA is calculated on a total Company basis, including both continuing and discontinued operations.

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

Segment Adjusted EBITDA and Adjusted EBITDA Margin Reconciliation
For the Three Months Ended June 28, 2026
Dollars in thousands	Consumer Packaging segment	Industrial Paper Packaging segment	Corporate	Total
Segment and Total Operating Profit[1]	$151,705	$89,379	$(48,247)	$192,837
Adjustments:
Depreciation and amortization[2]	54,675	30,851	45,570	131,096
Other expense, net[3]	—	—	(6,191)	(6,191)
Equity in earnings of affiliates, net of tax	276	1,987	—	2,263
Restructuring/Asset impairment charges, net[4]	—	—	1,933	1,933
Changes in LIFO inventory reserves[5]	—	—	1,154	1,154
Acquisition, integration and divestiture-related costs[6]	—	—	2,083	2,083
Gain on divestiture of business[7]	—	—	(2,640)	(2,640)
Net loss from derivatives[8]	—	—	254	254
Other non-GAAP adjustments	—	—	1,231	1,231
Segment Adjusted EBITDA	$206,656	$122,217	$(4,853)	$324,020

Net Sales	$1,241,839	$643,646
Segment Operating Profit Margin	12.2%	13.9%
Segment Adjusted EBITDA Margin	16.6%	19.0%

1 As previously announced, effective January 1, 2026, results for Industrial Plastics, previously included in the All Other group of businesses, are included in the Industrial segment. The Company no longer reports the results of any of its businesses in All Other.
2 Included in Corporate is the amortization of acquisition intangibles associated with the Consumer Packaging segment of $40,507 and the Industrial Paper Packaging segment of $5,063.
3 These expenses relate to charges from third-party financial institutions related to our centralized treasury program under which the Company sells certain trade accounts receivable in order to accelerate its cash collection cycle, primarily within the Consumer Packaging segment.
4 Included in Corporate are restructuring/asset impairment charges associated with the Consumer Packaging segment of $(170) and the Industrial Paper Packaging segment of $1,237.

SONOCO PRODUCTS COMPANY
5 Included in Corporate are changes in LIFO inventory reserves associated with the Consumer Packaging segment of $1,143 and the Industrial Paper Packaging segment of $11.
6 Included in Corporate are acquisition, integration and divestiture-related costs associated with the Consumer Packaging segment of $2,631 and the Industrial Paper Packaging segment of $152.
7 Included in Corporate is a gain of $2,640 from the sale of a recycling operation in Savannah, Georgia, part of the Industrial Paper Packaging segment.
8 Included in Corporate are net losses from derivatives associated with the Consumer Packaging segment of $12 and the Industrial Paper Packaging segment of $242.

Segment and All Other Adjusted EBITDA and Adjusted EBITDA Margin Reconciliation
For the Three Months Ended June 29, 2025
Excludes results of discontinued operations
Dollars in thousands	Consumer Packaging segment	Industrial Paper Packaging segment	All Other	Corporate	Total
Segment and Total Operating Profit	$160,353	$85,934	$8,406	$(79,026)	$175,667
Adjustments:
Depreciation and amortization[1]	52,801	30,711	1,770	44,193	129,475
Other expense, net[2]	—	—	—	(6,559)	(6,559)
Equity in earnings of affiliates, net of tax	170	2,100	—	—	2,270
Restructuring/Asset impairment charges, net[3]	—	—	—	9,752	9,752
Changes in LIFO inventory reserves[4]	—	—	—	1,193	1,193
Acquisition, integration and divestiture-related costs[5]	—	—	—	11,161	11,161
Loss on divestiture of business[6]	—	—	—	2,083	2,083
Net loss from derivatives[7]	—	—	—	2,154	2,154
Other non-GAAP adjustments	—	—	—	735	735
Segment Adjusted EBITDA	$213,324	$118,745	$10,176	$(14,314)	$327,931

Net Sales	$1,227,033	$617,661	$65,747
Segment Operating Profit Margin	13.1%	13.9%	12.8%
Segment Adjusted EBITDA Margin	17.4%	19.2%	15.5%

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
3 Included in Corporate are restructuring/asset impairment charges associated with the Consumer Packaging segment of $1,479, the Industrial Paper Packaging segment of $8,228, and a gain in the All Other group of businesses of $5.
4 Included in Corporate are changes in LIFO inventory reserves associated with the Consumer Packaging segment of $1,193.
5 Included in Corporate are acquisition, integration and divestiture-related costs associated with the Consumer Packaging segment of $1,137 and the Industrial Paper Packaging segment of $213.
6 Included in Corporate is a loss on divestiture of business of $2,083 associated with the Industrial Paper Packaging segment related to the sale of a recycling operation in Asheville, North Carolina.
7 Included in Corporate are net losses from derivatives associated with the Consumer Packaging segment of $208, the Industrial Paper Packaging segment of $1,864, and the All Other group of businesses of $82.

SONOCO PRODUCTS COMPANY

Year-to-Date Reconciliations of GAAP to Non-GAAP Financial Measures
The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures in the Company’s Condensed Consolidated Statements of Income for the six-month periods ended June 28, 2026 and June 29, 2025.
Adjusted Operating Profit, Adjusted Income from Continuing Operations Before Income Taxes, Adjusted Provision for Income Taxes, Adjusted Net Income Attributable to Sonoco, and Adjusted Diluted EPS

	For the six-month period ended June 28, 2026
Dollars in thousands, except per share data	Operating Profit	Income from Continuing Operations Before Income Taxes	Provision for Income Taxes	Net Income Attributable to Sonoco	Diluted EPS
As Reported (GAAP)	$319,929	$218,757	$49,061	$172,495	$1.73
Acquisition, integration and divestiture-related costs[1]	8,421	8,421	1,347	7,074	0.07
Changes in LIFO inventory reserves	5,521	5,521	1,367	4,154	0.04
Amortization of acquisition intangibles	89,890	89,890	19,800	70,090	0.70
Restructuring/Asset impairment charges, net	17,066	17,066	3,505	13,573	0.14
Gain on divestiture of business, net[2]	(775)	(775)	(188)	(587)	(0.01)
Other expense, net[3]	—	6,592	—	6,592	0.07
Non-operating pension costs	—	5,416	1,394	4,022	0.04
Net loss from derivatives	167	167	41	126	—
Other adjustments[4]	3,027	3,027	10,687	(7,660)	(0.07)
Total adjustments	123,317	135,325	37,953	97,384	0.98
Adjusted	$443,246	$354,082	$87,014	$269,879	$2.71

Due to rounding, individual items may not sum appropriately.
1 Acquisition, integration and divestiture-related costs relate primarily to the Company’s December 2024 acquisition of Eviosys and the November 2025 divestiture of ThermoSafe.
2 Gain on divestiture of business, net reflects the gain of $2,640 from the sale of a recycling operation in Savannah, Georgia, partially offset by a charge of $1,865 from the final net working capital settlement related to the November 2025 divestiture of ThermoSafe.
3 Amount relates to certain pre-acquisition liabilities related to the SMP EMEA business.
4 Other adjustments to the provision for income taxes include a benefit of $14,232 related to a provision-to-return adjustment for a retroactive U.S. tax election.

SONOCO PRODUCTS COMPANY

	For the six-month period ended June 29, 2025
Dollars in thousands, except per share data	Operating Profit	Income from Continuing Operations Before Income Taxes	Provision for Income Taxes	Net Income Attributable to Sonoco	Diluted EPS
As Reported (GAAP)[1]	$302,527	$174,424	$60,647	$547,852	$5.51
Acquisition, integration and divestiture-related costs[2]	38,427	38,427	8,757	39,336	0.40
Changes in LIFO inventory reserves	1,755	1,755	433	1,322	0.01
Amortization of acquisition intangibles	86,154	86,154	19,005	66,936	0.67
Restructuring/Asset impairment charges, net	23,333	23,333	5,397	17,888	0.18
Loss/(Gain) on divestiture of business[3]	6,266	6,266	886	(419,168)	(4.21)
Non-operating pension costs	—	6,103	1,559	4,544	0.05
Net gains from derivatives	(795)	(795)	(196)	(599)	(0.01)
Other adjustments[4]	1,994	1,994	(9,804)	14,844	0.14
Total adjustments	157,134	163,237	26,037	(274,897)	(2.77)
Adjusted	$459,661	$337,661	$86,684	$272,955	$2.74

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

SONOCO PRODUCTS COMPANY
Adjusted EBITDA1

	Six Months Ended
Dollars in thousands	June 28, 2026	June 29, 2025
Net income attributable to Sonoco	$172,495	$547,852
Adjustments:
Interest expense	89,972	145,305
Interest income	(12,715)	(11,751)
Provision for income taxes	49,061	269,679
Depreciation and amortization	256,125	250,967
Non-operating pension costs	5,416	6,103
Non-operating other expense	6,592	—
Net income/(loss) attributable to noncontrolling interests	154	(164)
Restructuring/Asset impairment charges, net	17,066	23,759
Changes in LIFO inventory reserves	5,521	1,755
Gain on divestiture of business	(775)	(619,507)
Acquisition, integration and divestiture-related costs	8,421	51,103
Net loss/(gain) from derivatives	167	(795)
Other non-GAAP adjustments	3,027	1,381
Adjusted EBITDA	$600,527	$665,687

1For the six-month period ended June 29, 2025, Adjusted EBITDA is calculated on a total Company basis, including both continuing and discontinued operations.
The following tables reconcile segment operating profit, the closest GAAP measure of profitability, to Segment Adjusted EBITDA.

Segment Adjusted EBITDA and Adjusted EBITDA Margin Reconciliation
For the Six Months Ended June 28, 2026
Dollars in thousands	Consumer Packaging segment	Industrial Paper Packaging segment	Corporate	Total
Segment and Total Operating Profit[1]	$277,354	$158,625	$(116,050)	$319,929
Adjustments:
Depreciation and amortization[2]	105,625	60,610	89,890	256,125
Other expense, net[3]	—	—	(11,907)	(11,907)
Equity in earnings of affiliates, net of tax	274	2,679	—	2,953
Restructuring/Asset impairment charges, net[4]	—	—	17,066	17,066
Changes in LIFO inventory reserves[5]	—	—	5,521	5,521
Acquisition, integration and divestiture-related costs[6]	—	—	8,421	8,421
Gain on divestiture of business[7]	—	—	(775)	(775)
Net loss from derivatives[8]	—	—	167	167
Other non-GAAP adjustments	—	—	3,027	3,027
Segment Adjusted EBITDA	$383,253	$221,914	$(4,640)	$600,527

Net Sales	$2,338,914	$1,223,013
Segment Operating Profit Margin	11.9%	13.0%
Segment Adjusted EBITDA Margin	16.4%	18.1%

SONOCO PRODUCTS COMPANY
1 As previously announced, effective January 1, 2026, results for Industrial Plastics, previously included in the All Other group of businesses, are included in the Industrial Paper Packaging segment. The Company no longer reports the results of any of its businesses in All Other.
2 Included in Corporate is the amortization of acquisition intangibles associated with the Consumer Packaging segment of $79,875 and the Industrial Paper Packaging segment of $10,015.
3 These expenses relate to charges from third-party financial institutions related to our centralized treasury program under which the Company sells certain trade accounts receivable in order to accelerate its cash collection cycle, primarily within the Consumer Packaging segment.
4 Included in Corporate are restructuring/asset impairment charges associated with the Consumer Packaging segment of $8,937 and the Industrial Paper Packaging segment of $7,196.
5 Included in Corporate are changes in LIFO inventory reserves associated with the Consumer Packaging segment of $4,996 and the Industrial Paper Packaging segment of $525.
6 Included in Corporate are acquisition, integration and divestiture-related costs associated with the Consumer Packaging segment of $3,274 and the Industrial Paper Packaging segment of $152.
7 Included in Corporate is a gain of $2,640 from the sale of a recycling facility in Savannah, Georgia, part of the Industrial Paper Packaging segment, partially offset by a charge of $1,865 from the divestiture of ThermoSafe, previously part of the All Other group of businesses.
8 Included in Corporate are net losses from derivatives associated with the Consumer Packaging segment of $4 and the Industrial Paper Packaging segment of $163.

Segment and All Other Adjusted EBITDA and Adjusted EBITDA Margin Reconciliation
For the Six Months Ended June 29, 2025
Dollars in thousands	Consumer Packaging segment	Industrial Paper Packaging segment	All Other	Corporate	Total
Segment and Total Operating Profit	$301,124	$162,265	$15,125	$(175,987)	$302,527
Adjustments:
Depreciation and amortization[1]	101,756	59,868	3,500	86,154	251,278
Other expense, net[2]	—	—	—	(13,076)	(13,076)
Equity in earnings of affiliates, net of tax	119	4,072	—	—	4,191
Restructuring/Asset impairment charges, net[3]	—	—	—	23,333	23,333
Changes in LIFO inventory reserves[4]	—	—	—	1,755	1,755
Acquisition, integration and divestiture-related costs[5]	—	—	—	38,427	38,427
Loss on divestiture of business[6]	—	—	—	6,266	6,266
Net gains from derivatives[7]	—	—	—	(795)	(795)
Other non-GAAP adjustments	—	—	—	1,994	1,994
Segment Adjusted EBITDA	$402,999	$226,205	$18,625	$(31,929)	$615,900

Net Sales	$2,293,626	$1,205,193	$120,850
Segment Operating Profit Margin	13.1%	13.5%	12.5%
Segment Adjusted EBITDA Margin	17.6%	18.8%	15.4%

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
3 Included in Corporate are restructuring/asset impairment charges associated with the Consumer Packaging segment of $2,709, the Industrial Paper Packaging segment of $20,726, and the All Other group of businesses of $10.

SONOCO PRODUCTS COMPANY
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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Operating activities used cash of $67.3 million and $14.7 million in the first six months of 2026 and 2025, respectively, a higher year-over-year use of cash of $52.7 million. GAAP net income decreased by $375.0 million year over year, primarily as a result of the gain on the divestiture of TFP included in the prior year’s results and higher year-over-year depreciation and amortization costs, partially offset by lower year-over-year acquisition, integration, and divestiture-related costs. Accounts receivable used $113.0 million more cash during the first six months of 2026 than in the same period of 2025. The majority of the change arose in the second quarter of 2026 as a result of higher daily trade sales in June compared to March and an increase in daily sales outstanding resulting from a changing mix in customer payment terms. The Company continues to focus on cash management and expects accounts receivable reductions over the remainder of 2026. Inventories used cash of $152.1 million in the first six months of 2026, while using $203.8 million in the same period of 2025. The significant use of cash in the first six months of both years resulted from increased inventory levels, mainly in tinplate steel, reflecting the impacts of both inflation and seasonality. The increase was greater in the prior year as inventory levels at SMP EMEA were lower at the end of 2024 following our acquisition of Eviosys on December 4, 2024. Payable to suppliers provided cash of $31.6 million and $8.1 million in the first six months of 2026 and 2025, respectively. The higher provision of cash in 2026 was due to timing of purchases and scheduled payments. The Company has continued to actively manage inventories and payment terms with customers and suppliers to both address risk and balance economic benefit amidst a challenging macroeconomic and geopolitical environment. Accrued expenses and other assets and liabilities used $78.1 million and $98.2 million of cash in the first six months of 2026 and 2025, respectively, for a lower year-over-year use of cash of $20.0 million. The primary drivers contributing to the change were lower year-over-year interest accruals, an increase in collection of miscellaneous non-trade receivables, and lower payments for management incentive compensation, partially offset by higher year-over-year cash payments for acquisition, integration and divestiture-related costs and restructuring actions. Additionally, prepaid expenses used $33.6 million of cash in 2026 and provided $9.0 million of cash in 2025, a year-over-year change of $42.6 million, primarily resulting from higher advance payments for steel purchases from China. Income taxes payable and other income tax items used $100.7 million of cash in the first six months of 2026, compared to providing $197.7 million of cash in the same period of 2025, primarily due to the payment of taxes during the first six months of 2026 on the gains from the 2025 divestitures of TFP and ThermoSafe.
Investing activities used $132.5 million of cash in the first six months of 2026 and provided $1,645.3 million of cash in the first six months of 2025. The year-over-year reduction of $1,777.8 million was primarily the result of lower net proceeds from the sale of businesses. During the first six months of 2025, the Company received net cash proceeds totaling $1,807.5 million from the sale of TFP in addition to proceeds totaling $7.4 million from other divestitures. Net proceeds from the sale of businesses during the first six months of 2026 included $4.0 million of cash proceeds from the sale of a recycling facility in Savannah, Georgia, offset by cash payments for final net working capital settlements related to the 2025 divestitures of TFP and ThermoSafe, totaling $15.2 million and $1.9 million, respectively. Cost of acquisitions, net of cash acquired, in the first six months of 2025 included a final working capital settlement of $16.5 million related to the December 2024 acquisition of Eviosys. Capital expenditures during the first six months of 2026 totaled $125.8 million, a decrease of $61.7 million from the same period last year. The reduction reflects the Company’s intention of maintaining capital expenditures at approximately 4% of sales in order to preserve balance sheet flexibility, support debt reduction, and maintain a focus on core growth. Investments in affiliated companies and other net investing proceeds provided a $4.2 million year-over-year increase in cash related to proceeds from company-owned life insurance and dividends from an affiliated company representing a return of capital.
Financing activities provided $7.1 million of cash in the first six months of 2026 and used $1,776.8 million of cash in the first six months of 2025. Net borrowings during the first six months of 2026, primarily from the issuance of commercial paper, provided $116.6 million of cash, whereas net debt repayments during the first six months of 2025, used $1,668.9

SONOCO PRODUCTS COMPANY
million. Net debt repayments in the prior year included the repayment upon maturity of the $400 million aggregate principal amount of the Company’s 1.800% notes due February 2025, largely funded by commercial paper borrowings, and the April 2025 repayment of the outstanding $1,500 million principal amount of borrowings under the Company’s 364-day term loan facility and a portion of the Company’s outstanding commercial paper borrowings using cash proceeds from the sale of TFP. The change in book cash overdrafts was a lower year-over-year provision of cash of $2.6 million. Cash used to pay dividends increased by $2.2 million year over year, reflecting the increase in the quarterly dividend payment from $0.53 per share to $0.54 per share approved by the Company’s Board of Directors in April 2026. Cash used to repurchase the Company’s common stock to satisfy employee tax withholding obligations in association with the exercise of certain share-based compensation awards was $7.0 million in the six-month period ended June 28, 2026, compared to $10.6 million in the corresponding prior-year period.
During the six-month period ended June 28, 2026, the Company reported a net decrease in cash and cash equivalents of $17.1 million due to currency translation adjustments resulting from a stronger U.S. dollar relative to certain foreign currencies, principally the euro, in which the Company’s cash and cash equivalents were held.
The Company’s cash balances are held in numerous locations throughout the world. At June 28, 2026 and December 31, 2025, approximately $148.6 million and $193.3 million, respectively, of the Company’s reported cash and cash equivalents balances of $168.6 million and $378.4 million, respectively, were held outside of the United States by its foreign subsidiaries. Cash held outside of the United States is available to meet local liquidity needs or for capital expenditures, acquisitions, and other offshore growth opportunities.
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
The Company maintains a revolving credit facility with total commitments of $1.25 billion and a maturity date of May 3, 2029. The Company’s $1.25 billion commercial paper program is supported by the revolving credit facility. At June 28, 2026, the Company had $116 million in commercial paper balances outstanding; accordingly, the committed capacity available for drawdown under its revolving credit facility at June 28, 2026 was $1.134 billion. The Company has the contractual right to draw funds directly on the underlying revolving credit facility, which could possibly occur if there were a disruption in the commercial paper market.
On March 23, 2026, the Company entered into a credit agreement with the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (the “Term Credit Agreement”) that provides the Company with a delayed draw term loan facility in an aggregate principal amount of up to $300 million on an unsecured basis (the “Term Loan Facility”). The Term Loan Facility may be drawn, subject to the satisfaction of certain conditions, on or prior to September 13, 2026. Borrowings under the Term Loan Facility, net of any prepayments, will become payable in full on the second anniversary of the Funding Date (as defined in the Term Credit Agreement) and will bear interest at a fluctuating rate per annum equal to, at the Company’s option, (i) the forward-looking Secured Overnight Financing Rate term rate (such borrowings, “Term SOFR Loans”), (ii) a base rate (such borrowings, “Base Rate Loans”), or (iii) a combination thereof, plus, in each case, an applicable margin calculated based on the Company’s credit ratings, ranging from 0.850% to 1.100% per annum for Term SOFR Loans and from 0.000% to 0.100% per annum for Base Rate Loans. As of June 28, 2026, no draws had been made under the Term Loan Facility.
At June 28, 2026, the Company had scheduled debt maturities of approximately $968.8 million over the next twelve months. The Company believes cash on hand and available credit, including the Term Loan Facility, combined with expected net cash flows generated from operating and investing activities, will provide sufficient liquidity to cover these and other cash flow needs of the Company over the next twelve months and beyond.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenants currently require the Company to maintain a minimum level of interest coverage and a minimum level of net worth, as defined in the agreements. As of June 28, 2026, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.

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
The Company anticipates making additional contributions to its other pension and postretirement plans of approximately $12.8 million during the remainder of 2026, resulting in expected total contributions to these plans of approximately $23.2 million in 2026. Future funding requirements beyond the current year will vary depending largely on investment performance, future actuarial assumptions, and legislative actions.
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
Turkey has been deemed to be a highly inflationary economy under U.S. GAAP since the first quarter of 2022. Accordingly, the Company considers the U.S. dollar to be the functional currency of its operations in Turkey and has remeasured monetary assets and liabilities denominated in Turkish lira to U.S. dollars with changes recorded through earnings. The cumulative impact of applying highly inflationary accounting to Turkey has been a pretax charge to earnings of $9.0 million ($6.9 million after tax), including $(0.2) million ($(0.2) million after tax) during the six-month period ended June 28, 2026. The magnitude of future earnings impacts, however, is uncertain as such impacts are dependent upon unpredictable movements in the Turkish lira relative to the U.S. dollar. In addition to remeasurement-related charges, significant deterioration in the Turkish economy could result in the recognition of future impairment charges. However, the Company believes its exposure is limited to its net investment in Turkey, which was approximately $45 million as of June 28, 2026.

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
At June 28, 2026, the Company had derivative contracts outstanding to hedge the prices on a portion of anticipated aluminum purchases. These contracts, some of which qualify as cash flow hedges, include aluminum swaps totaling 6,129 metric tons. The fair value of the Company’s commodity cash flow hedges netted to gain positions of $1.4 million and $1.7 million at June 28, 2026 and December 31, 2025, respectively. The amount of the gain included in accumulated other comprehensive (loss)/income at June 28, 2026 expected to be reclassified to the income statement during the next twelve months is $1.3 million.
The Company routinely enters into derivative currency contracts to mitigate the risk of unfavorable fluctuations in the exchange rate on certain anticipated foreign currency cash flows. The total market value of these instruments resulted in a net gain position of $1.8 million and $49 thousand at June 28, 2026 and December 31, 2025, respectively. In addition, at June 28, 2026, the Company had various currency contracts outstanding to hedge the currency exposure of intercompany debt and foreign currency denominated receivables and payables. Although placed as economic hedges, the Company does not apply hedge accounting to these instruments. As such, changes in fair value are recorded directly to income and expense in the periods that they occur. The fair value of the Company’s non-designated derivatives position was a loss of $0.6 million and $1.1 million at June 28, 2026 and December 31, 2025, respectively.
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
The gain or loss on the net investment hedge derivative instruments is included in the “Foreign currency translation” component of “Accumulated other comprehensive (loss)/income” until the net investment is sold, diluted, or liquidated. Net interest income on the cross-currency swaps totaling $11.1 million and $22.0 million for the three and six months ended June 28, 2026 are excluded from the net investment hedge effectiveness assessment and are recorded in “Interest expense” in the Company’s Condensed Consolidated Statements of Income. The assumptions used in measuring fair value of the cross-currency swaps are considered level 2 inputs, which are based upon the Euro-to-U.S. dollar exchange rate market.
The fair value of the Company’s net investment hedges was a loss position of $144.7 million and $207.2 million at June 28, 2026 and December 31, 2025, respectively. Foreign currency translation loss of $107.8 million (net of income taxes of $36.9 million) and a loss of $154.4 million (net of income taxes of $52.8 million) were reported as components of “Accumulated other comprehensive (loss)/income” within “Foreign currency items” at June 28, 2026 and December 31, 2025, respectively.

SONOCO PRODUCTS COMPANY
The Company has an investment in preferred stock of a nonaffiliated private company that is accounted for under the measurement alternative of cost less impairment, adjusted for any qualifying observable price changes. Observable price changes would consist of Level 2 inputs based on privately negotiated transactions with the nonaffiliated company. The preferred stock balance of $21.2 million is included in “Other Assets” in the Company’s Condensed Consolidated Balance Sheet as of June 28, 2026.
During the first six months of 2026, the U.S. dollar strengthened against most of the functional currencies in which the Company’s foreign investments are held, including the euro, the British pound, the Polish zloty, the Danish krone, and the Indonesian rupiah. During this same period, the U.S. dollar weakened against the Brazilian real, the Mexican peso, and the Colombian peso. The impact of these changes, and the changes in the net investment hedge discussed above, resulted in a net translation loss of approximately $111 million being recorded in “Accumulated other comprehensive (loss)/income” during the six-month period ended June 28, 2026.
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
Evaluation of Disclosure Controls and Procedures
Under the supervision, and with the participation, of our management, including our Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation pursuant to Rule 13a-15(b) under the Exchange Act of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO concluded that such controls and procedures, as of June 28, 2026, the end of the period covered by this Quarterly Report on Form 10-Q, were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. For this purpose, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information that is required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting occurring during the quarter ended June 28, 2026 that materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Environmental Matters
The Company has been named as a potentially responsible party (“PRP”) at several environmentally contaminated sites not owned by the Company. All of the sites are also the responsibility of other parties. The Company’s liability, if any, is shared with such other parties, but the Company’s share has not been finally determined in most cases. In some cases, the Company has cost-sharing arrangements with other PRPs with respect to a particular site. Such agreements relate to the sharing of legal defense costs or cleanup costs, or both. The Company has assumed, for purposes of estimating amounts to be accrued, that the other parties to such cost-sharing agreements will perform as agreed. It appears that final resolution of some of the sites is years away, and actual costs to be incurred for these environmental matters in future periods is likely to vary from current estimates because of the inherent uncertainties in evaluating environmental exposures. Accordingly, the ultimate cost to the Company with respect to such sites, beyond what has been accrued at June 28, 2026, cannot be determined. As of June 28, 2026 and December 31, 2025, the Company had accrued $1.7 million and $1.8 million, respectively, related to environmental contingencies.
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
Insider Trading Arrangements
During the three months ended June 28, 2026, none of the Company’s officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement.

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

SONOCO PRODUCTS COMPANY
(Registrant)

Date:	July 28, 2026	By:	/s/ Paul Joachimczyk
Paul Joachimczyk
Chief Financial Officer
(principal financial officer and principal accounting officer)