Form 10-Q
period 2026-09-27
SONOCO PRODUCTS CO
filed 2026-10-28
CIK 91767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2026
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
The number of shares outstanding of the registrant’s no par value common stock as of October 16, 2026 was 98,875,737.

SONOCO PRODUCTS COMPANY
INDEX

PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements:	3

	Condensed Consolidated Balance Sheets – September 27, 2026 (unaudited) and December 31, 2025 (unaudited)	3

	Condensed Consolidated Statements of Income – Three and Nine Months Ended September 27, 2026 (unaudited) and September 28, 2025 (unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income – Three and Nine Months Ended September 27, 2026 (unaudited) and September 28, 2025 (unaudited)	5

	Condensed Consolidated Statements of Changes in Total Equity – Three and Nine Months Ended September 27, 2026 (unaudited) and September 28, 2025 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 27, 2026 (unaudited) and September 28, 2025 (unaudited)	8

	Notes to Condensed Consolidated Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	46

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	77

Item 4.	Controls and Procedures.	77

PART II. OTHER INFORMATION		78

Item 1.	Legal Proceedings.	78

Item 5.	Other Information.	78

Item 6.	Exhibits.	79

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars and shares in thousands)

	September 27, 2026	December 31, 2025*
Assets
Current Assets
Cash and cash equivalents	$183,101	$378,398
Trade accounts receivable, net of allowances	1,117,958	842,810
Other receivables	152,736	178,755
Inventories, net:
Finished goods	414,072	370,303
Work in process	160,850	161,313
Materials and supplies	629,648	589,393
Prepaid expenses	149,661	125,352
Total Current Assets	2,808,026	2,646,324
Property, Plant and Equipment, Net	2,658,234	2,797,800
Goodwill	1,646,258	2,511,611
Other Intangible Assets, Net	2,485,874	2,683,474
Deferred Income Taxes	69,662	54,449
Right of Use Asset-Operating Leases	307,740	307,450
Other Assets	159,147	161,226
Total Assets	$10,134,941	$11,162,334
Liabilities and Equity
Current Liabilities
Payable to suppliers	$1,151,166	$1,084,152
Accrued expenses and other payables	652,650	777,752
Notes payable and current portion of long-term debt	510,041	537,952
Accrued taxes	69,218	128,821
Total Current Liabilities	2,383,075	2,528,677
Long-term Debt, Net of Current Portion	3,781,625	3,788,973
Noncurrent Operating Lease Liabilities	263,779	263,192
Pension and Other Postretirement Benefits	166,115	177,976
Deferred Income Taxes	535,413	557,034
Other Liabilities	185,671	214,650
Total Liabilities	7,315,678	7,530,502
Commitments and Contingencies (See Note 18)

Sonoco Shareholders’ Equity
Common stock, no par value
Authorized 300,000 shares 98,876 and 98,634 shares issued and outstanding at September 27, 2026 and December 31, 2025, respectively	7,175	7,175
Capital in excess of stated value	199,852	191,855
Accumulated other comprehensive (loss)/income	(63,157)	37,204
Retained earnings	2,657,844	3,377,647
Total Sonoco Shareholders’ Equity	2,801,714	3,613,881
Noncontrolling Interests	17,549	17,951
Total Equity	2,819,263	3,631,832
Total Liabilities and Equity	$10,134,941	$11,162,334

*	The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (the “United States” or “U.S.”).
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars and shares in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net sales	$2,041,575	$2,131,108	$5,603,502	$5,750,777
Cost of sales	1,636,255	1,663,757	4,460,177	4,523,462
Gross profit	405,320	467,351	1,143,325	1,227,315
Selling, general and administrative expenses	186,841	220,966	588,626	648,804
Goodwill, asset impairment and restructuring charges, net	856,435	48,388	873,501	71,721
(Loss)/Gain on divestiture of business	—	(3,031)	775	(9,297)
Operating (loss)/profit	(637,956)	194,966	(318,027)	497,493
Non-operating pension costs	2,749	3,054	8,165	9,157
Interest expense	46,665	61,243	136,637	181,637
Interest income	5,223	4,634	17,938	16,104
Other expense, net	(8,271)	(7,541)	(26,770)	(20,617)
(Loss)/Income from continuing operations before income taxes	(690,418)	127,762	(471,661)	302,186
Provision for income taxes	44,138	7,717	93,199	68,364
(Loss)/Income before equity in earnings of affiliates	(734,556)	120,045	(564,860)	233,822
Equity in earnings of affiliates, net of tax	2,689	3,020	5,642	7,211
Net (loss)/income from continuing operations	(731,867)	123,065	(559,218)	241,033
Net income from discontinued operations	—	—	—	429,720
Net (loss)/income	(731,867)	123,065	(559,218)	670,753
Net (income)/loss from continuing operations attributable to noncontrolling interests	(235)	(147)	(389)	17
Net (loss)/income attributable to Sonoco	$(732,102)	$122,918	$(559,607)	$670,770

Weighted average common shares outstanding:
Basic	99,502	99,182	99,432	99,098
Diluted	99,502	99,648	99,432	99,519
Per common share:
Basic (loss)/earnings per common share:
Continuing operations	$(7.36)	$1.24	$(5.63)	$2.43
Discontinued operations	—	—	—	4.34
Basic (loss)/earnings per share attributable to Sonoco	$(7.36)	$1.24	$(5.63)	$6.77
Diluted (loss)/earnings per common share:
Continuing operations	$(7.36)	$1.23	$(5.63)	$2.42
Discontinued operations	—	—	—	4.32
Diluted (loss)/earnings per share attributable to Sonoco	$(7.36)	$1.23	$(5.63)	$6.74

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net (loss)/income	$(731,867)	$123,065	$(559,218)	$670,753
Other comprehensive income/(loss):
Foreign currency translation adjustments	4,845	(8,518)	(106,361)	506,773
Changes in defined benefit plans, net of tax	866	697	5,176	4,176
Changes in derivative financial instruments, net of tax	(1,699)	(912)	143	2,169
Other comprehensive income/(loss)	4,012	(8,733)	(101,042)	513,118
Comprehensive (loss)/income	(727,855)	114,332	(660,260)	1,183,871
Net (income)/loss from continuing operations attributable to noncontrolling interests	(235)	(147)	(389)	17
Other comprehensive loss/(income) attributable to noncontrolling interests	38	389	681	(1,365)
Comprehensive (loss)/income attributable to Sonoco	$(728,052)	$114,574	$(659,968)	$1,182,523

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN TOTAL EQUITY (unaudited)
(Dollars and shares in thousands)

	Total Equity	Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Non- controlling Interests
		Outstanding	Amount
December 31, 2025	$3,631,832	98,634	$7,175	$191,855	$37,204	$3,377,647	$17,951
Net income	67,625					67,601	24
Other comprehensive (loss)/income:
Translation loss	(61,644)				(61,362)		(282)
Defined benefit plan adjustment, net of tax	739				739
Derivative financial instruments, net of tax	928				928
Other comprehensive loss	(59,977)				(59,695)		(282)
Dividends	(52,735)					(52,735)
Issuance of stock awards	332	367		332
Shares repurchased	(6,954)	(132)		(6,954)
Share-based compensation	6,174			6,174
Other	70			70
March 29, 2026	$3,586,367	98,869	$7,175	$191,477	$(22,491)	$3,392,513	$17,693
Net income	105,024					104,894	130
Other comprehensive (loss)/income:
Translation loss	(49,562)				(49,201)		(361)
Defined benefit plan adjustment, net of tax	3,571				3,571
Derivative financial instruments, net of tax	914				914
Other comprehensive loss	(45,077)				(44,716)		(361)
Dividends	(53,722)					(53,722)
Issuance of stock awards	336	—		336
Shares repurchased	(57)	—		(57)
Share-based compensation	5,731			5,731
Other	(79)			(79)
June 28, 2026	$3,598,523	98,869	$7,175	$197,408	$(67,207)	$3,443,685	$17,462
Net (loss)/income	(731,867)					(732,102)	235
Other comprehensive income/(loss):
Translation gain/(loss)	4,845				4,883		(38)
Defined benefit plan adjustment, net of tax	866				866
Derivative financial instruments, net of tax	(1,699)				(1,699)
Other comprehensive income/(loss)	4,012				4,050		(38)
Dividends	(53,739)					(53,739)
Dividends paid to noncontrolling interests	(110)						(110)
Issuance of stock awards	345	12		345
Shares repurchased	(181)	(5)		(181)
Share-based compensation	2,448			2,448
Other	(168)			(168)
September 27, 2026	$2,819,263	$98,876	$7,175	$199,852	$(63,157)	$2,657,844	$17,549

	Total Equity	Common Shares		Capital in Excess of Stated Value	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Non- controlling Interests
		Outstanding	Amount
December 31, 2024	$2,286,213	98,260	$7,175	$183,250	$(502,734)	$2,583,923	$14,599
Net income	54,489					54,429	60
Other comprehensive income/(loss):
Translation gain/(loss)	175,839				175,864		(25)
Defined benefit plan adjustment, net of tax	544				544
Derivative financial instruments, net of tax	1,757				1,757
Other comprehensive income/(loss)	178,140				178,165		(25)
Divestiture of non-controlling interest	(637)						(637)
Dividends	(51,558)					(51,558)
Dividends paid to noncontrolling interests	(243)						(243)
Issuance of stock awards	273	588		273
Shares repurchased	(10,573)	(220)		(10,573)
Share-based compensation	5,828			5,828
March 30, 2025	$2,461,932	98,628	$7,175	$178,778	$(324,569)	$2,586,794	$13,754
Net income/(loss)	493,199					493,423	(224)
Other comprehensive income:
Translation gain	339,452				337,673		1,779
Defined benefit plan adjustment, net of tax	2,935				2,935
Derivative financial instruments, net of tax	1,324				1,324
Other comprehensive income	343,711				341,932		1,779
Dividends	(52,570)					(52,570)
Issuance of stock awards	298	—		298
Shares repurchased	(3)	—		(3)
Share-based compensation	4,145			4,145
Other	121			121
June 29, 2025	$3,250,833	98,628	$7,175	$183,339	$17,363	$3,027,647	$15,309
Net income	123,065					122,918	$147
Other comprehensive (loss)/income:
Translation loss	(8,518)				(8,129)		(389)
Defined benefit plan adjustment, net of tax	697				697
Derivative financial instruments, net of tax	(912)				(912)
Other comprehensive loss	(8,733)				(8,344)		(389)
Divestiture of non-controlling interest	(273)						(273)
Dividends	(52,575)					(52,575)
Issuance of stock awards	366	3		366
Shares repurchased	(4)	—		(4)
Share-based compensation	6,775			6,775
Other	62			62
September 28, 2025	$3,319,516	98,631	$7,175	$190,538	$9,019	$3,097,990	$14,794

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

SONOCO PRODUCTS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 27, 2026	September 28, 2025
Cash Flows from Operating Activities:
Net (loss)/income	$(559,218)	$670,753
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Asset impairments	842,383	11,402
Depreciation and amortization	390,982	382,623
Share-based compensation expense	14,353	16,748
Equity in earnings of affiliates, net of tax	(5,642)	(7,211)
Cash dividends from affiliated companies	4,412	4,903
Net loss on disposition of assets	1,383	3,770
Net gain on divestiture of business	(775)	(616,476)
Pension and postretirement plan expense	11,811	13,145
Pension and postretirement plan contributions	(17,120)	(16,734)
Net decrease in deferred taxes	(36,156)	(64,686)
Change in assets and liabilities, net of effects from acquisitions, divestitures and foreign currency adjustments:
Trade accounts receivable	(289,445)	(145,089)
Inventories	(100,474)	(108,492)
Payable to suppliers	85,198	(46,069)
Prepaid expenses	(21,830)	31,059
Income taxes payable and other income tax items	(57,831)	192,098
Accrued expenses and other assets and liabilities	(44,483)	(44,848)
Net cash provided by operating activities	217,548	276,896
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(188,664)	(253,411)
Cost of acquisitions, net of cash acquired[1]	—	16,528
Proceeds from the sale of business, net[2]	(13,076)	1,814,899
Proceeds from the sale of assets, net	13,759	5,160
Investments in affiliated companies and other net investing proceeds	4,538	1,129
Net cash (used)/provided by investing activities	(183,443)	1,584,305
Cash Flows from Financing Activities:
Proceeds from issuance of debt	355,901	54,531
Principal repayment of debt	(566,921)	(2,082,940)
Net change in commercial paper	164,000	90,000
Net increase in book cash overdrafts	8,881	14,741
Payment of loan financing costs	(3,578)	—
Dividends paid to noncontrolling interests	(110)	(243)
Cash dividends	(159,182)	(155,767)
Payments for share repurchases	(7,192)	(10,580)
Net cash used by financing activities	(208,201)	(2,090,258)
Effects of Exchange Rate Changes on Cash	(21,201)	31,863
Net Decrease in Cash and Cash Equivalents	(195,297)	(197,194)
Cash and cash equivalents at beginning of period	378,398	443,060
Cash and cash equivalents at end of period	$183,101	$245,866
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
In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, unless otherwise stated) necessary to state fairly the consolidated financial position, results of operations and cash flows for the interim periods reported herein. Operating results for the three- and nine-month periods ended September 27, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 2: Discontinued Operations
As disclosed in Note 1, the Company completed the sale of TFP on April 1, 2025. The following table presents key components of “Net income from discontinued operations” for the three- and nine-month periods ended September 28, 2025:

	Three Months Ended	Nine Months Ended
	September 28, 2025	September 28, 2025
Net sales	$—	$320,678
Cost of sales	—	250,854
Gross profit	—	69,824
Selling, general and administrative expenses	—	31,607
Goodwill, asset impairment and restructuring charges, net	—	426
Gain on divestiture of business	—	625,773
Operating profit	—	663,564
Other expense, net	—	182
Interest expense	—	24,911
Interest income	—	281
Income from discontinued operations before income taxes	—	638,752
Provision for income taxes	—	209,032
Net income from discontinued operations	—	429,720
Net income from discontinued operations attributable to noncontrolling interests	—	—
Net income attributable to discontinued operations	$—	$429,720

Weighted average common shares outstanding:
Basic	99,182	99,098
Diluted	99,648	99,519

Per common share:
Net income attributable to discontinued operations:
Basic	$—	$4.34
Diluted	$—	$4.32

The following table presents significant cash flow items from discontinued operations for the nine months ended September 28, 2025:

Nine Months Ended
September 28, 2025
Depreciation and amortization(a)	$(311)
Purchases of property, plant and equipment	$(5,572)
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 4: Acquisitions and Divestitures
Acquisitions
The Company did not complete any acquisitions during the three- and nine-month periods ended September 27, 2026 and September 28, 2025.
During the second quarter of 2025, the Company received cash of $16,528 in a final working capital settlement related to its December 4, 2024 acquisition of Titan Holdings I B.V. (“Eviosys”).
TFP Divestiture
On April 1, 2025, the Company completed the sale of TFP to Toppan for net cash consideration of $1,807,493 paid at closing on a cash-free and debt-free basis and subject to customary adjustments. This sale was the result of the Company’s continuing evaluation of its business portfolio and was consistent with the Company’s strategic and investment priorities. In connection with the TFP divestiture, the Company wrote off net assets totaling $1,108,560, reclassified $47,955 of cumulative translation adjustment losses from accumulated other comprehensive income/(loss) and incurred transaction fees of $25,205, resulting in a net pretax gain of $625,773. The Company recognized a related tax provision of $201,225, for an after-tax gain of $424,548. The after-tax gain is included in “Net income from discontinued operations” in the Company’s Condensed Consolidated Statements of Income for the nine-month period ended September 28, 2025.
A final working capital settlement of $15,211 was paid to Toppan during the first quarter of 2026. The Company had recorded a liability in this amount in “Accrued expenses and other payables” on its Condensed Consolidated Balance Sheet as of December 31, 2025.
Other Divestitures
On June 5, 2026, the Company completed the sale of a recycling facility in Savannah, Georgia, part of the Industrial Paper Packaging segment, for net cash proceeds of $4,000. The Company wrote off net assets totaling $1,360 in connection with the sale, including goodwill of $538, resulting in a gain of $2,640, which is included in “(Loss)/Gain on divestiture of business” in the Company’s Condensed Consolidated Statements of Income.
On November 3, 2025, the Company completed the sale of ThermoSafe to Arsenal for net cash consideration of $655,827 paid at closing on a cash-free and debt-free basis and subject to customary adjustments. A final working capital settlement of $1,865 was paid to Arsenal during the first quarter of 2026. This settlement is included in “(Loss)/Gain on divestiture of business” in the Company’s Condensed Consolidated Statement of Income for the nine-month period ended September 27, 2026. Transaction fees totaling $10,112 were also paid during the first quarter of 2026. The Company had recorded a liability for these fees in “Accrued expenses and other payables” on its Condensed Consolidated Balance Sheet as of December 31, 2025.
On April 30, 2025, the Company completed the sale of a recycling facility in Asheville, North Carolina, part of the Industrial Paper Packaging segment, for cash proceeds of $3,924. The sale resulted in a loss of $2,114, which is included in “(Loss)/Gain on divestiture of business” in the Company’s Condensed Consolidated Statements of Income for the nine-month period ended September 28, 2025.
On March 2, 2025, the Company completed the sale of its tube and core operations in Venezuela, part of the Industrial Paper Packaging segment, in exchange for a receivable in the amount of $145. The sale resulted in a loss of $5,390, including $3,792 of cumulative translation losses that were reclassified from accumulated other comprehensive income. This loss is included in “(Loss)/Gain on divestiture of business” in the Company’s Condensed Consolidated Statements of Income for the nine-month period ended September 28, 2025.
In February 2025, the remaining $2,000 of proceeds from the July 1, 2023 sale of the Company’s U.S. BulkSak business were released to the Company from escrow.
On January 17, 2025, the Company completed the sale of a small construction tube operation in France, part of the Industrial Paper Packaging segment, for cash proceeds of $1,513 and recognized a gain of $1,207, which is included in “(Loss)/Gain on divestiture of business” in the Company’s Condensed Consolidated Statements of Income for the nine-month period ended September 28, 2025.

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
Acquisition, Integration, and Divestiture-Related Costs
Acquisition, integration, and divestiture-related costs from continuing operations during the three- and nine-month periods ended September 27, 2026 and September 28, 2025 were recorded in the Company’s Condensed Consolidated Statements of Income as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Cost of sales	$—	$159	$—	$18,200
Selling, general and administrative expenses	2,161	9,159	10,582	29,545
Total acquisition, integration and divestiture-related costs	$2,161	$9,318	$10,582	$47,745

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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 5: Shareholders’ Equity
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Numerator:
Net (loss)/income from continuing operations	$(731,867)	$123,065	$(559,218)	$241,033
Net (income)/loss from continuing operations attributable to noncontrolling interests	(235)	(147)	(389)	17
Net (loss)/income from continuing operations attributable to Sonoco	$(732,102)	$122,918	$(559,607)	$241,050

Net (loss)/income attributable to Sonoco	$(732,102)	$122,918	$(559,607)	$670,770

Denominator:
Weighted average common shares outstanding:
Basic	99,502	99,182	99,432	99,098
Dilutive effect of share-based compensation	—	466	—	421
Diluted	99,502	99,648	99,432	99,519

Per common share:
Basic (loss)/earnings per common share:
Net (loss)/income from continuing operations	$(7.36)	$1.24	$(5.63)	$2.43
Net (loss)/income attributable to Sonoco	$(7.36)	$1.24	$(5.63)	$6.77
Diluted (loss)/earnings per common share:
Net (loss)/income from continuing operations	$(7.36)	$1.23	$(5.63)	$2.42
Net (loss)/income attributable to Sonoco	$(7.36)	$1.23	$(5.63)	$6.74

Cash dividends	$0.54	$0.53	$1.61	$1.58
No adjustments were made to “Net (loss)/income attributable to Sonoco” in the computations of net (loss)/income attributable to Sonoco per common share.
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
The average numbers of SARs that were anti-dilutive and, therefore, not included in the computation of diluted earnings per share during the three- and nine-month periods ended September 27, 2026 and September 28, 2025 were as follows (in thousands):

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Anti-dilutive stock appreciation rights	262	496	349	520
Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. Such securities have an anti-dilutive impact in those periods in which a loss is reported. The diluted net loss per share of common stock for the three- and nine-month periods ended September 27, 2026 is the same as the basic net loss per share because otherwise dilutive securities are excluded from the computation of diluted net loss per share.
The following table sets forth the potentially dilutive securities excluded from the computation of diluted net loss per share during the three- and nine-month periods ended September 27, 2026:

	Three Months Ended	Nine Months Ended
	September 27, 2026	September 27, 2026
Dilutive securities excluded due to reported loss	429	377

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
The Company regularly repurchases shares of its common stock to satisfy employee tax withholding obligations in association with certain share-based compensation awards. These repurchases, which are not part of a publicly announced plan or program, totaled 137 shares during the nine-month period ended September 27, 2026, at a cost of $7,192, and 220 shares during the nine-month period ended September 28, 2025, at a cost of $10,580.
Dividend Declarations
On February 11, 2026, the Board declared a regular quarterly dividend of $0.53 per share. This dividend was paid on March 10, 2026 to all shareholders of record as of February 25, 2026.
On April 15, 2026, the Board declared a regular quarterly dividend of $0.54 per share. This dividend was paid on
June 10, 2026 to all shareholders of record as of May 8, 2026.
On July 15, 2026, the Board declared a regular quarterly dividend of $0.54 per share. This dividend was paid on September 10, 2026 to all shareholders of record as of August 10, 2026.
On October 20, 2026, the Board declared a regular quarterly dividend of $0.54 per share. This dividend will be paid on December 10, 2026 to all shareholders of record as of November 10, 2026.

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
Set forth below are the total restructuring and asset impairment charges, net of adjustments, recognized during the periods presented:

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Restructuring and restructuring-related asset impairment charges, net	$27,560	$48,388	$44,626	$71,721
Goodwill impairments	828,875	—	828,875	—
Goodwill, asset impairment and restructuring charges, net	$856,435	$48,388	$873,501	$71,721
The table below sets forth restructuring and restructuring-related asset impairment charges by type incurred:

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Severance and Termination Benefits	$13,410	$37,865	$19,894	$51,230
Asset Impairment/Disposal of Assets	12,695	5,074	16,322	11,556
Other Costs	1,455	5,449	8,410	8,935
Restructuring and restructuring-related asset impairment charges, net	$27,560	$48,388	$44,626	$71,721
The table below sets forth restructuring and restructuring-related asset impairment charges attributable to each reportable segment, the All Other group of businesses, and Corporate-related activity:

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Consumer Packaging	$33,670	$34,885	$42,607	$37,623
Industrial Paper Packaging	(6,681)	11,286	515	32,055
All Other	—	37	—	21
Corporate	571	2,180	1,504	2,022
Restructuring and restructuring-related asset impairment charges, net	$27,560	$48,388	$44,626	$71,721
Restructuring and restructuring-related asset impairment charges are included in “Goodwill, asset impairment and restructuring charges, net” in the Company’s Condensed Consolidated Statements of Income.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth the activity in the restructuring accrual included in “Accrued expenses and other payables” in the Company’s Condensed Consolidated Balance Sheets:

	Severance and Termination Benefits	Asset Impairments/ Disposal of Assets	Other Costs	Total
Accrual Activity
Liability at December 31, 2025	$55,628	$—	$3,527	$59,155
2026 charges	19,894	16,322	8,410	44,626
Cash (payments)/receipts	(35,388)	13,198	(8,707)	(30,897)
Asset write downs/disposals	—	(29,520)	—	(29,520)
Foreign currency translation	(604)		(4)	(608)
Liability at September 27, 2026	$39,530	$—	$3,226	$42,756
“Severance and Termination Benefits” during the nine-month period ended September 27, 2026 include the cost of severance for approximately 175 employees whose positions were eliminated in conjunction with the Company’s ongoing organizational effectiveness efforts, and severance charges related to the 2026 closure of a metal packaging facility in the United Kingdom and the 2025 closure of a metal packaging facility in France, both part of the Consumer Packaging segment. These charges were partially offset by credits recognized in the nine-month period ended September 27, 2026 relating to changes to previously recorded accruals for certain prior year actions resulting from revisions to the estimates of total severance to be paid.
“Asset Impairment/Disposal of Assets” during the nine-month period ended September 27, 2026 primarily related to equipment and spare parts inventory impairments resulting from the closures of metal packaging facilities in the United Kingdom and Ghana, part of the Consumer Packaging segment, and additional losses from the sale of assets associated with a previously closed paper mill facility in Greece, part of the Industrial Paper Packaging segment. These charges were partially offset by a gain from the sale of the land and buildings associated with a small paperboard specialties facility in the state of Georgia, part of the Industrial Paper Packaging segment, that was closed in 2025.
“Other Costs” during the nine-month period ended September 27, 2026 consists primarily of equipment removal, utilities, plant security, property taxes, and insurance costs related to the prior year closures of metal can facilities in France and Ghana, both part of the Consumer Packaging segment, and the prior year closures of a paper mill in Mexico and partitions facility in California, both part of the Industrial Paper Packaging segment, as well as ongoing facility carrying costs of other previously announced plant closures.
The Company expects to pay the majority of the remaining restructuring reserves by the end of the second quarter of 2027 using cash generated from operations. The Company also expects to recognize future additional charges totaling approximately $9,400 in connection with previously announced restructuring actions, and believes that the majority of these charges will be incurred and paid by the end of the second quarter of 2027. The Company continually evaluates its cost structure, including its manufacturing capacity, and additional restructuring actions are likely to be undertaken.
Goodwill Impairments
In addition to the restructuring-related asset impairment charges discussed above, the Company recognized $828,875 of goodwill impairment charges during the third quarter of 2026 in connection with its annual goodwill impairment assessment. These charges included an $802,000 impairment of goodwill in the Consumer Packaging Europe, Middle East and Africa (“EMEA”)/Asia-Pacific (“APAC”) reporting unit, part of the Consumer Packaging segment, and a $26,875 impairment of goodwill in the Global Paper Products APAC reporting unit, part of the Industrial Paper Packaging segment. For additional information, see Note 8: Goodwill and Other Intangible Assets.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 7: Accumulated Other Comprehensive (Loss)/Income
The following table summarizes the components of accumulated other comprehensive (loss)/income and the changes in the balances of each component of accumulated other comprehensive (loss)/income, net of tax as applicable, for the nine-month periods ended September 27, 2026 and September 28, 2025:

	Foreign Currency Items	Defined Benefit Pension Items	Gains and (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive (Loss)/Income
Balance at December 31, 2025	$124,227	$(87,958)	$935	$37,204
Other comprehensive (loss)/income before reclassifications	(105,680)	2,416	2,899	(100,365)
Amounts reclassified from accumulated other comprehensive (loss)/income to net income	—	2,760	(2,756)	4
Other comprehensive (loss)/income	(105,680)	5,176	143	(100,361)
Balance at September 27, 2026	$18,547	$(82,782)	$1,078	$(63,157)

Balance at December 31, 2024	$(410,931)	$(90,613)	$(1,190)	$(502,734)
Other comprehensive income before reclassifications	453,661	2,007	1,821	457,489
Amounts reclassified from accumulated other comprehensive income to net income	51,747	2,169	348	54,264
Other comprehensive income	505,408	4,176	2,169	511,753
Balance at September 28, 2025	$94,477	$(86,437)	$979	$9,019

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the effects on net income of significant amounts reclassified from each component of accumulated other comprehensive (loss)/income for the nine-month periods ended September 27, 2026 and September 28, 2025:

	Amount Reclassified from Accumulated Other Comprehensive (Loss)/Income
	Three Months Ended		Nine Months Ended
Details about Accumulated Other Comprehensive (Loss)/ Income Components	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025	Affected Line Item in the Condensed Consolidated Statements of Income
Foreign currency items
Currency translation adjustment loss on TFP sale(a)	$—	$—	$—	$(47,955)	Net income from discontinued operations
Currency translation adjustment loss on Venezuela sale(a)	—	—	—	(3,792)	Gain/(Loss) on divestiture of business
	—	—	—	(51,747)	Net (loss)/income
Gains/(losses) on cash flow hedges
Foreign exchange contracts(b)	1,245	(729)	1,296	1,038	Net sales
Foreign exchange contracts(b)	(152)	(1,129)	(349)	(1,321)	Cost of sales
Commodity contracts(b)	373	(175)	2,591	(175)	Cost of sales
	1,466	(2,033)	3,538	(458)	(Loss)/Income from continuing operations before income taxes
Income tax impact	(245)	520	(782)	110	Provision for income taxes
	1,221	(1,513)	2,756	(348)	Net (loss)/income
Defined benefit pension items
Effect of curtailment loss(c)	—	—	(60)	—	Non-operating pension costs
Effect of settlement loss(c)	(209)	—	(546)	—	Non-operating pension costs
Amortization of defined benefit pension items(c)	(1,051)	(986)	(3,125)	(2,884)	Non-operating pension costs
	(1,260)	(986)	(3,731)	(2,884)	(Loss)/Income from continuing operations before income taxes
Income tax impact	351	264	971	715	Provision for income taxes
	(909)	(722)	(2,760)	(2,169)	Net (loss)/income
Total reclassifications for the period	$312	$(2,235)	$(4)	$(54,264)	Net (loss)/income

(a) See Note 4 for additional details.
(b) See Note 11 for additional details.
(c) See Note 13 for additional details.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the before- and after-tax amounts for the various components of other comprehensive (loss)/income for the three-month periods ended September 27, 2026 and September 28, 2025:

	Three Months Ended September 27, 2026			Three Months Ended September 28, 2025
	Before Tax Amount	Tax (Expense)/ Benefit	After Tax Amount	Before Tax Amount	Tax Benefit/(Expense)	After Tax Amount
Foreign currency items:
Other comprehensive income/(loss) before reclassifications	$4,515	$368	$4,883	$(4,025)	$(4,104)	$(8,129)
Amounts reclassified from accumulated other comprehensive (loss)/income to net income(a)	—	—	—	—	—	—
Net other comprehensive income/(loss) from foreign currency items	4,515	368	4,883	(4,025)	(4,104)	(8,129)
Defined benefit pension items:
Other comprehensive (loss)/income before reclassifications	(59)	16	(43)	(34)	9	(25)
Amounts reclassified from accumulated other comprehensive (loss)/income to net income(b)	1,260	(351)	909	986	(264)	722
Net other comprehensive income/(loss) from defined benefit pension items	1,201	(335)	866	952	(255)	697
Gains and (losses) on cash flow hedges:
Other comprehensive (loss)/income before reclassifications	(573)	95	(478)	(2,838)	413	(2,425)
Amounts reclassified from accumulated other comprehensive (loss)/income to net income(c)	(1,466)	245	(1,221)	2,033	(520)	1,513
Net other comprehensive (loss)/income from cash flow hedges	(2,039)	340	(1,699)	(805)	(107)	(912)
Other comprehensive income/(loss)	$3,677	$373	$4,050	$(3,878)	$(4,466)	$(8,344)

(a) See Note 4 for additional details.
(b) See Note 13 for additional details.
(c) See Note 11 for additional details.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table summarizes the before- and after-tax amounts for the various components of other comprehensive (loss)/income for the nine-month periods ended September 27, 2026 and September 28, 2025:

	Nine Months Ended September 27, 2026			Nine Months Ended September 28, 2025
	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Foreign currency items:
Other comprehensive (loss)/income before reclassifications	$(90,103)	$(15,577)	$(105,680)	$399,075	$54,586	$453,661
Amounts reclassified from accumulated other comprehensive (loss)/income to net income(a)	—	—	—	51,747	—	51,747
Net other comprehensive (loss)/income from foreign currency items	(90,103)	(15,577)	(105,680)	450,822	54,586	505,408
Defined benefit pension items:
Other comprehensive income/(loss) before reclassifications	3,368	(952)	2,416	2,645	(638)	2,007
Amounts reclassified from accumulated other comprehensive (loss)/income to net income(b)	3,731	(971)	2,760	2,884	(715)	2,169
Net other comprehensive income/(loss) from defined benefit pension items	7,099	(1,923)	5,176	5,529	(1,353)	4,176
Gains and (losses) on cash flow hedges:
Other comprehensive income/(loss) before reclassifications	3,657	(758)	2,899	2,405	(584)	1,821
Amounts reclassified from accumulated other comprehensive (loss)/income to net income(c)	(3,538)	782	(2,756)	458	(110)	348
Net other comprehensive income/(loss) from cash flow hedges	119	24	143	2,863	(694)	2,169
Other comprehensive (loss)/income	$(82,885)	$(17,476)	$(100,361)	$459,214	$52,539	$511,753

(a) See Note 4 for additional details.
(b) See Note 13 for additional details.
(c) See Note 11 for additional details.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 8: Goodwill and Other Intangible Assets
Goodwill
A summary of the changes in goodwill for the nine-month period ended September 27, 2026 is as follows:

	Consumer Packaging	Industrial Paper Packaging	Total
Goodwill at December 31, 2025	$1,947,991	$563,620	$2,511,611
Divestitures	—	(538)	(538)
Impairments	(802,000)	(26,875)	(828,875)
Foreign currency translation	(32,645)	(3,295)	(35,940)
Goodwill at September 27, 2026	$1,113,346	$532,912	$1,646,258
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
The Company assesses goodwill for impairment annually during the third quarter and more frequently on an interim basis when events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value. If the fair value of a reporting unit exceeds the carrying value of that reporting unit, there is no impairment. If the carrying value of a reporting unit exceeds the fair value of that reporting unit, an impairment charge to goodwill is recognized for the excess. The Company completed its most recent annual goodwill impairment testing during the third quarter of 2026 and analyzed certain qualitative and quantitative factors in determining whether a goodwill impairment existed. The Company’s assessments reflected a number of significant management assumptions and estimates including the Company’s forecast of sales growth during the discrete period, EBITDA, and discount rates. Changes in these assumptions could materially impact the Company’s conclusions.
Based on the impairment assessments, the Company determined that the carrying values of the Consumer Packaging EMEA/APAC reporting unit and the Global Paper Products APAC reporting unit exceeded their respective estimated fair values. As a result, the Company recognized total goodwill impairment charges of $828,875 during the third quarter of 2026, including $802,000 and $26,875 for the Consumer Packaging EMEA/APAC and Global Paper Products APAC reporting units, respectively. These charges were reflected in “Goodwill, asset impairment and restructuring charges, net” in the Condensed Consolidated Statements of Income during the third quarter of 2026.
The goodwill of the Consumer Packaging EMEA/APAC reporting unit was primarily attributable to the acquisition of Eviosys in December 2024, at which time the majority of the assets and liabilities acquired were recorded at fair value. In its prior year goodwill impairment assessment, the Company determined that the Metal Packaging EMEA reporting unit, also referred to as the Sonoco Metal Packaging EMEA/APAC reporting unit, comprised entirely of the Eviosys operations, had an estimated fair value that exceeded its carrying value by 3.1%. As disclosed in previous filings, the goodwill balance of this reporting unit was at risk of impairment in the near term if the reporting unit’s operations did not perform in line with management’s expectations, or if there was a negative change in the long-term financial outlook for the reporting unit. Effective January 1, 2026, the Company consolidated its global metal packaging and rigid paper containers businesses under one structure based on two geographies: Consumer Packaging, Americas and Consumer Packaging EMEA/APAC. As a result of this change, the Company revised its reporting unit structure, and the Consumer Packaging EMEA/APAC reporting unit included the Eviosys operations and the Company’s rigid paper packaging operations in the EMEA/APAC region. The Company evaluated the effect of the reorganization on its reporting units and the goodwill assigned to those reporting units in accordance with ASC 350. Following the 2025 annual impairment assessment, the Company continued to monitor the Consumer Packaging EMEA/APAC reporting unit, which the Company had previously identified as being at risk of impairment if its operations did not perform in line with management’s expectations or its long-term financial outlook deteriorated.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Throughout the first nine months of 2026, global macroeconomic, geopolitical and trade-related conditions continued to evolve as changes in U.S. tariff policies, together with continued inflationary pressures on fuel, energy and key raw materials and heightened geopolitical uncertainty, adversely affected the Consumer Packaging EMEA/APAC reporting unit’s operating outlook and reduced the level of purchasing synergies previously expected to be realized from the Eviosys acquisition. These pressures were compounded during the third quarter by the implementation of more restrictive European steel import measures, including reduced duty-free quota volumes and higher out-of-quota tariff rates, which reduced the availability of competitively priced imported tinplate, limited the Company’s ability to realize certain anticipated procurement synergies and global sourcing benefits, led to higher-than-expected input costs, and contributed to lower demand for the metal packaging business, and by adverse weather conditions and events during the 2026 European agriculture and packing season, which resulted in lower pack volumes and yields than previously anticipated and reduced customer demand for metal packaging in Europe. Although no individual development was determinative, the cumulative effect of these conditions, together with the reporting unit’s operating performance through the initial packing season, caused management to reduce its projected revenues, profitability and cash flows in connection with the third-quarter annual impairment assessment. The revised projections reflected lower expected sales volumes, reduced anticipated purchasing synergies, and lower projected margins relative to the projections considered in connection with the Company’s prior assessment, resulting in lower projected EBITDA and cash flows over the discrete forecast period. The resulting reduction in projected financial performance lowered the estimated fair value of the reporting unit below its carrying value. Based on an equal weighting of the income and market approaches, the fair value of the Consumer Packaging EMEA/APAC reporting unit was determined to be $802,000 lower than its carrying value and a goodwill impairment charge in that amount was recognized, leaving a remaining goodwill balance of $624,204 for this reporting unit at September 27, 2026. Following recognition of the impairment charge, the estimated fair value of the Consumer Packaging EMEA/APAC reporting unit approximated its carrying value. Accordingly, the reporting unit remains at risk of additional impairment if its actual or projected operating results deteriorate or if other valuation assumptions, including the discount rate, change adversely.
As previously disclosed, the goodwill of the Global Paper Products APAC reporting unit had also been determined to be at risk of impairment in the near term if its operations did not perform in line with management’s expectations, or if there was a negative change in the long-term financial outlook for the reporting unit. In its prior year goodwill impairment assessment, the Company determined that Global Paper Products APAC had an estimated fair value that exceeded its carrying value by 9.0%. Following the 2025 annual impairment assessment, the Company continued to monitor the Global Paper Products APAC reporting unit, which the Company had previously identified as being at risk of impairment if its operations did not perform in line with management’s expectations or its long-term financial outlook deteriorated. During 2026, global macroeconomic factors, including cost pressures on fuel and energy, have resulted in lower financial projections for this reporting unit. The revised projections reflected lower expected volumes and lower projected margins, resulting in lower projected EBITDA and cash flows over the discrete forecast period. Based on an equal weighting of the income and market approaches, the fair value of the Global Paper Products APAC reporting unit was determined to be $26,875 lower than its carrying value and a goodwill impairment charge in that amount was recognized. The impairment charge represented the full amount of goodwill assigned to this reporting unit. Accordingly, no goodwill remained assigned to the Global Paper Products APAC reporting unit following the impairment.
In connection with its annual impairment testing, the Company separately evaluated the recoverability of long-lived assets, including property, plant, and equipment, definite-lived intangible assets, and other long-lived assets, under ASC 360 for the applicable asset groups of the Consumer Packaging EMEA/APAC and Global Paper Products APAC reporting units. Based on expected undiscounted future cash flows, the Company concluded that the carrying values of the applicable asset groups were recoverable and, accordingly, no impairment charges for long-lived assets were required as of September 27, 2026.
In addition, although the Global Paper Products Europe reporting unit did not fail the annual impairment test, in management’s opinion, its goodwill balance of $124,217 at September 27, 2026 is at risk of impairment in the near term if its operations do not perform in line with management’s expectations, if there is a negative change in the long-term financial outlook for the reporting unit or if there is an adverse change in other valuation assumptions, including the discount rate. In the annual goodwill impairment analysis completed during the third quarter of 2026, projected future cash flows for the Global Paper Products Europe reporting unit were discounted at 10.0% and its estimated fair value was determined to exceed its carrying value by approximately 22.2%. Based on an equal weighting of the income and market approaches and holding other valuation assumptions constant, the discount rate would have to increase to 15.1%, or projected EBITDA across all future periods would have to be reduced by approximately 16.4%, in order for the estimated fair value of the reporting unit to fall below carrying value.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

None of the Company’s other reporting units were identified as being at risk of a goodwill impairment in the near term. During the time subsequent to the annual evaluation, and at September 27, 2026, the Company considered whether any events and/or changes in circumstances had resulted in the likelihood that the goodwill of any of its reporting units may have been impaired. It is management’s opinion that no such events and/or changes in circumstances have occurred.
Other Intangible Assets
A summary of other intangible assets as of September 27, 2026 and December 31, 2025 is as follows:

	September 27, 2026	December 31, 2025
Other Intangible Assets, gross:
Patents	$29,276	$29,403
Customer lists	2,829,322	2,895,345
Trade names	28,032	28,417
Proprietary technology	229,706	234,336
Other	2,081	2,054
Total Other Intangible Assets, gross	$3,118,417	$3,189,555

Accumulated Amortization:
Patents	$(20,670)	$(18,706)
Customer lists	(537,190)	(431,704)
Trade names	(13,617)	(12,488)
Proprietary technology	(59,735)	(41,990)
Other	(1,331)	(1,193)
Total Accumulated Amortization	(632,543)	(506,081)
Other Intangible Assets, net	$2,485,874	$2,683,474
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
Aggregate amortization expense was $45,633 and $49,034 for the three-month periods ended September 27, 2026 and September 28, 2025, respectively, and $135,523 and $135,188 for the nine-month periods ended September 27, 2026 and September 28, 2025, respectively. Amortization expense on other intangible assets is expected to total approximately $178,300 in 2027, $180,400 in 2028, $179,900 in 2029, $178,900 in 2030 and $174,300 in 2031.

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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth the balance sheet location and values of the obligations under the Company’s SCF Programs at September 27, 2026 and December 31, 2025:

Balance Sheet Line Item	September 27, 2026	December 31, 2025
Payable to suppliers(a)	$35,504	$53,122
(a) The payment of these obligations is included in net cash provided by operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.
Note 10: Debt
Details of the Company’s debt at September 27, 2026 and December 31, 2025 are as follows:

	September 27, 2026	December 31, 2025
Commercial paper	$164,000	$—
Term loan due August 2028	299,410	—
Syndicated term loan due August 2028	—	498,320
Syndicated term loan due December 2029	398,519	—
Syndicated term loan due December 2031	98,519	—
4.450% notes due September 2026	—	498,749
2.250% notes due February 2027	299,823	299,443
4.600% notes due September 2029	596,563	595,694
3.125% notes due May 2030	597,951	597,528
2.850% notes due February 2032	497,210	496,824
5.000% notes due September 2034	691,637	690,857
5.750% notes due November 2040	536,338	536,314
Other foreign denominated debt	39,812	40,016
Finance lease obligations	52,744	53,542
Other debt	19,140	19,638
Total debt	4,291,666	4,326,925
Less: Notes payable and current portion of long-term debt	(510,041)	(537,952)
Long-term debt	$3,781,625	$3,788,973
On March 23, 2026, the Company entered into a credit agreement with the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (the “Term Credit Agreement”) that provides the Company with a delayed draw term loan facility in an aggregate principal amount of up to $300,000 on an unsecured basis (the “Term Loan Facility”). The Term Loan Facility could be drawn, subject to the satisfaction of certain conditions, on or prior to September 13, 2026. The Company drew the full $300,000 under this facility on August 31, 2026. Borrowings under the Term Loan Facility, net of any prepayments, will become payable in full on the second anniversary of the Funding Date (as defined in the Term Credit Agreement) and will bear interest at a fluctuating rate per annum equal to, at the Company’s option, (i) the forward-looking Secured Overnight Financing Rate term rate (such borrowings, “Term SOFR Loans”), (ii) a base rate (such borrowings, “Base Rate Loans”), or (iii) a combination thereof, plus, in each case, an applicable margin calculated based on the Company’s credit ratings, ranging from 0.850% to 1.100% per annum for Term SOFR Loans and from 0.000% to 0.100% per annum for Base Rate Loans.
On September 1, 2026, the Company repaid the $500,000 aggregate principal amount of its 4.450% notes due September 2026 upon maturity using proceeds from the $300,000 draw on the Term Loan Facility, proceeds from the issuance of commercial paper, and cash on hand.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

On September 25, 2026, the Company entered into a first amendment (the “First Amendment”) to its existing credit agreement by and among the Company, a consortium of Farm Credit System institutions and CoBank, ACB, as administrative agent, entered into on August 7, 2023 (the “Amended Credit Agreement”). The First Amendment, among other things, provides for (i) a new $400,000 tranche A term loan facility (the “Tranche A Term Loan”) that will mature on December 31, 2029 and (ii) a new $400,000 tranche B delayed-draw term loan facility (the “Tranche B Term Loan” and, together with the Tranche A Term Loan, the “Term Loans”) that will mature on December 31, 2031. The Company borrowed $500,000 under the Amended Credit Agreement on September 25, 2026, including $400,000 under Tranche A Term Loan and $100,000 of the Tranche B Term Loan. Pursuant to the First Amendment, the Company may borrow the remaining $300,000 of the Tranche B Term Loan in no more than three draws of at least $25,000 each at any time within 12 months of the date of entering into the First Amendment.
The Company used the $500,000 funding of the Term Loans to refinance its existing $500,000 syndicated term loan under the Existing Credit Agreement, which was scheduled to mature in August 2028. The Company expects to use the remaining $300,000 under the Tranche B Term Loan for refinancings of certain of its outstanding indebtedness at a subsequent date.
Borrowings under the Tranche A Term Loan will mature and become payable on December 31, 2029 and bear interest, at the option of the Company, at either the Term SOFR or Daily Simple SOFR (each as defined in the First Amendment, and together, “SOFR”) plus an applicable margin, or the base rate set forth in the Amended Credit Agreement plus an applicable margin. The Company’s applicable margin with respect to the Tranche A Term Loan ranges from 1.575% to 2.075% for all SOFR borrowings and from 0.575% to 1.075% for all base rate borrowings, in each case based on the Company’s senior unsecured long-term debt ratings from S&P and/or Moody’s applicable on a given date. The Tranche A Term Loan does not require scheduled payments before maturity, and the Company may prepay it at any time without premium or penalty.
Borrowings under the Tranche B Term Loan will mature and become payable on December 31, 2031 and bear interest, at the option of the Company, at either SOFR plus an applicable margin or the base rate set forth in the Amended Credit Agreement plus an applicable margin. The Company’s applicable margin with respect to the Tranche B Term Loan ranges from 1.675% to 2.175% for all SOFR borrowings and from 0.675% to 1.175% for all base rate borrowings, in each case based on the Company’s senior unsecured long-term debt ratings from S&P and/or Moody’s applicable on a given date. The Company must also pay a ticking fee on the daily unused amount of the Tranche B Term Loan commitments until the end of the availability period. The ticking fee ranges from 0.100% to 0.225% per year based on the same debt ratings. The Tranche B Term Loan does not require scheduled payments before maturity, and the Company may prepay it at any time without premium or penalty.
The Term Loans contain various customary representations and warranties and affirmative and negative covenants, as more fully described in the Amended Credit Agreement. The Amended Credit Agreement also contains various customary events of default (subject to grace periods, as applicable) including, among others: nonpayment of principal, interest or fees; breach of covenant; payment default on, or acceleration under, certain other material indebtedness; inaccuracy of the representations or warranties in any material respect; bankruptcy or insolvency; inability to pay debts; certain unsatisfied judgments; certain ERISA-related events; the invalidity or unenforceability of the Amended Credit Agreement or certain other documents executed in connection therewith; and the occurrence of a change of control.
The Company maintains a revolving credit facility with total commitments of $1,250,000 and a maturity date of May 3, 2029. The Company’s $1,250,000 commercial paper program is supported by the revolving credit facility. At September 27, 2026, the Company had $164,000 in commercial paper borrowings outstanding; accordingly, the committed capacity available for drawdown under its revolving credit facility at September 27, 2026 was $1,086,000.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenants currently require the Company to maintain a minimum level of interest coverage and a minimum level of net worth, as defined in the agreements. As of September 27, 2026, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 11: Financial Instruments and Derivatives
The following table sets forth the carrying amounts and fair values of the Company’s significant financial instruments for which the carrying amount differs from the fair value.

	September 27, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, net of current portion	$3,781,625	$3,594,792	$3,788,973	$3,728,480

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
Cash Flow Hedges
At September 27, 2026 and December 31, 2025, the Company had derivative financial instruments outstanding to hedge anticipated transactions and certain asset and liability related cash flows. These contracts, which have maturities ranging from October 2026 to September 2027, qualify as cash flow hedges under GAAP. For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item. Cash flows from derivative financial instruments designated as cash flow hedges are classified as cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.
Commodity Cash Flow Hedges
Certain derivative contracts entered into to manage the cost of anticipated purchases of natural gas and aluminum have been designated by the Company as cash flow hedges. At September 27, 2026, there were no designated natural gas swaps covering anticipated natural gas usage in 2026. The Company has designated swap contracts covering 4,816 metric tons of aluminum as cash flow hedges. These contracts represented approximately 49.4% and 10.7% of anticipated aluminum usage for 2026 and 2027, respectively. The fair value of the Company’s commodity cash flow hedges netted to gain positions of $938 and $1,683 at September 27, 2026 and December 31, 2025, respectively. The amount of the gain included in accumulated other comprehensive (loss)/income at September 27, 2026 expected to be reclassified to the income statement during the next twelve months is $910. The Company also has certain natural gas and aluminum derivatives contracts that are not designated as cash flow hedges. See “Non-Designated Derivatives” below for a discussion of these hedges.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Foreign Currency Cash Flow Hedges
The Company has entered into forward contracts to hedge certain anticipated foreign currency denominated sales and purchases expected to occur from October 2026 to September 2027. The net positions of these contracts at September 27, 2026 were as follows (in thousands):

Currency	Action	Quantity
USD Contracts
Colombian peso	purchase	11,144,707
Mexican peso	purchase	153,911
Polish zloty	purchase	116,249
Turkish lira	purchase	78,491
Canadian dollar	sell	(383)
Euro	purchase	3,310
British pound	sell	(6,375)

Euro Contracts
Danish krone	purchase	105,501
Euro	sell	(9,387)
British pound	sell	(3,858)
Polish zloty	sell	(36,854)
The fair value of foreign currency cash flow hedges related to forecasted sales and purchases netted to gain positions of $320 and $49 at September 27, 2026 and December 31, 2025, respectively. Gains of $320 are expected to be reclassified from accumulated other comprehensive income to the income statement during the next twelve months.
Net Investment Hedge
In April 2024, the Company entered into cross-currency swap agreements with a total notional amount of $500,000, maturing on May 1, 2027, to effectively convert a portion of the Company’s fixed-rate U.S. dollar-denominated debt, including the semi-annual interest payments, to fixed-rate euro-denominated debt at the prevailing market rate at execution.
In December 2024, the Company entered into additional cross-currency swap agreements with a total notional amount of $1,500,000, including $500,000 maturing on September 1, 2026, $500,000 maturing on September 1, 2029, and $500,000 maturing on May 1, 2030. During the third quarter of 2026, the Company amended the $500,000 tranche originally maturing on September 1, 2026 to extend its maturity to September 1, 2028 and revise the fixed coupon rates. The notional amounts and contractual exchange rates of the amended swaps remained unchanged. The swaps effectively convert a portion of the Company’s fixed-rate U.S. dollar-denominated debt, including the semi-annual interest payments, to fixed-rate euro-denominated debt at the prevailing market rate at execution.
In June 2025, the Company entered into additional cross-currency swap agreements with a total notional amount of $285,000, maturing on February 1, 2027. The swaps effectively convert a portion of the Company’s fixed-rate U.S. dollar-denominated debt, including the semi-annual interest payments, to fixed-rate euro-denominated debt at the prevailing market rate at execution.
All of the Company’s cross-currency swap agreements are designated as net investment hedges for accounting purposes and have the risk management objective of managing foreign currency risk relating to net investments in certain European subsidiaries denominated in euros.
The gain or loss on the net investment hedge derivative instruments is included in the “Foreign currency translation” component of “Accumulated other comprehensive (loss)/income” until the net investment is sold, diluted, or liquidated. Net interest income on the cross-currency swaps totaling $8,896 and $30,854 for the three and nine months ended September 27, 2026 are excluded from the net investment hedge effectiveness assessment and are recorded in “Interest expense” in the Company’s Condensed Consolidated Statements of Income. The assumptions used in measuring fair value of the cross-currency swaps are considered level 2 inputs, which are based upon the Euro-to-U.S. dollar exchange rate market.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The fair value of the Company’s net investment hedges was a loss position of $(146,117) and $(207,203) at September 27, 2026 and December 31, 2025, respectively. A foreign currency translation loss of $(108,857) (net of income taxes of $37,260) and a loss of $(154,366) (net of income taxes of $52,837) were reported as components of “Accumulated other comprehensive (loss)/income” within “Foreign currency items” at September 27, 2026 and December 31, 2025, respectively.
As a result of continued strengthening of the U.S. dollar against the euro, the fair value of the Company’s net investment hedge continued to appreciate through the month of September 2026. On September 30, 2026, subsequent to the end of the third quarter, the Company terminated the cross-currency swap agreements entered into in June 2025, with a total notional amount of $285,000, ahead of their February 1, 2027 maturity, and received a cash settlement of $9,466. The foreign currency translation gain of approximately $400, net of tax, will be included as a component of “Accumulated other comprehensive (loss)/income” in the fourth quarter of 2026.
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
Foreign Currency Hedges
The Company routinely enters into forward contracts or swaps to economically hedge the currency exposure of intercompany debt and foreign currency denominated receivables and payables. The net currency positions of these non-designated contracts at September 27, 2026, were as follows (in thousands):

Currency	Action	Quantity
USD Contracts
Colombian peso	purchase	70,473,583
Indonesian rupiah	purchase	3,447,825
Mexican peso	purchase	198,145
Canadian dollar	purchase	4,605
Euro	purchase	5

Euro Contracts
British pound	sell	(410)
Euro	purchase	14,535
Polish zloty	sell	(11,890)
Commodity Hedges
The Company has entered into non-designated derivative contracts to manage the cost of anticipated purchases of natural gas and aluminum. At September 27, 2026, these contracts consisted of natural gas swaps covering approximately 3.7 million metric million British thermal units (“MMBTUs”) and represented approximately 94.1% of anticipated usage in North America for the remainder of 2026. In addition, the Company held aluminum swap contracts covering 1,300 metric tons of aluminum.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The fair value of the Company’s non-designated derivatives position was a loss of $(639) and $(1,113) at September 27, 2026 and December 31, 2025, respectively.
The following table sets forth the location and fair values of the Company’s derivative instruments at September 27, 2026 and December 31, 2025:

Description	Balance Sheet Location	September 27, 2026	December 31, 2025
Derivatives designated as hedging instruments:
Commodity Contracts	Prepaid expenses	$1,048	$1,508
Commodity Contracts	Other Assets	28	175
Commodity Contracts	Accrued expenses and other payables	(138)	—
Foreign Exchange Contracts	Prepaid expenses	2,170	1,131
Foreign Exchange Contracts	Other Assets	—	33
Foreign Exchange Contracts	Accrued expenses and other payables	(1,850)	(1,028)
Foreign Exchange Contracts	Other Liabilities	—	(87)
Net investment hedge	Prepaid expenses	23,408	19,358
Net investment hedge	Accrued expenses and other payables	(34,496)	(58,594)
Net investment hedge	Other Liabilities	(135,029)	(167,967)
Derivatives not designated as hedging instruments:
Commodity Contracts	Prepaid expenses	258	185
Commodity Contracts	Other Assets	177	—
Commodity Contracts	Accrued expenses and other payables	(1,646)	(1,517)
Commodity Contracts	Other Liabilities	(45)	—
Foreign Exchange Contracts	Prepaid expenses	1,674	1,106
Foreign Exchange Contracts	Accrued expenses and other payables	(1,057)	(887)
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following tables set forth the effect of the Company’s derivative instruments on financial performance for the three-month periods ended September 27, 2026 and September 28, 2025, excluding the amount of foreign currency cash flow hedges that were reclassified from accumulated other comprehensive (loss)/income to the carrying value of the capitalized expenditures:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income
Derivatives in Cash Flow Hedging Relationships:
Three-month period ended September 27, 2026
Foreign Exchange Contracts	$(451)	Net sales	$1,245
		Cost of sales	(152)
Commodity Contracts	(122)	Cost of sales	373

Three-month period ended September 28, 2025
Foreign Exchange Contracts	$(3,279)	Net sales	$(729)
		Cost of sales	(1,129)
Commodity Contracts	441	Cost of sales	(175)

Description	Gain or (Loss) Recognized	Location of Gain or (Loss) Recognized in Income Statement
Derivatives not Designated as Hedging Instruments:
Three-month period ended September 27, 2026
Commodity Contracts	$(278)	Cost of sales
Foreign Exchange Contracts	1,227	Selling, general and administrative
Three-month period ended September 28, 2025
Commodity Contracts	$(2,597)	Cost of sales
Foreign Exchange Contracts	(1,065)	Selling, general and administrative

	Three-month period ended September 27, 2026		Three-month period ended September 28, 2025
Description	Revenue	Cost of sales	Revenue	Cost of sales
Total amount of income and expense line items presented in the Condensed Consolidated Statements of Income	$1,245	$221	$(729)	$(1,304)

Gain or (loss) on cash flow hedging relationships:
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss)/income into net income	$1,245	$(152)	$(729)	$(1,129)

Commodity contracts:
Amount of gain reclassified from accumulated other comprehensive (loss)/income into net income	$—	$373	$—	$(175)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following tables set forth the effect of the Company’s derivative instruments on financial performance for the nine-month periods ended September 27, 2026 and September 28, 2025, excluding the amount of foreign currency cash flow hedges that were reclassified from accumulated other comprehensive (loss)/income to the carrying value of the capitalized expenditures:

Description	Amount of Gain or (Loss) Recognized in OCI on Derivatives	Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income
Derivatives in Cash Flow Hedging Relationships:
Nine-month period ended September 27, 2026
Foreign Exchange Contracts	$1,812	Net sales	$1,296
		Cost of sales	(349)
Commodity Contracts	1,845	Cost of sales	2,591

Nine-month period ended September 28, 2025
Foreign Exchange Contracts	$2,874	Net sales	$1,038
		Cost of sales	(1,321)
Commodity Contracts	(469)	Cost of sales	(175)

Description	Gain or (Loss) Recognized	Location of Gain or (Loss) Recognized in Income Statement
Derivatives not Designated as Hedging Instruments:
Nine-month period ended September 27, 2026
Commodity Contracts	$202	Cost of sales
Foreign Exchange Contracts	5,414	Selling, general and administrative
Nine-month period ended September 28, 2025
Commodity Contracts	$(1,149)	Cost of sales
Foreign Exchange Contracts	6,046	Selling, general and administrative

	Nine-month period ended September 27, 2026		Nine-month period ended September 28, 2025
Description	Revenue	Cost of sales	Revenue	Cost of sales
Total amount of income and expense line items presented in the Condensed Consolidated Statements of Income	$1,296	$2,242	$1,038	$(1,496)

Gain or (loss) on cash flow hedging relationships:
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss)/income into net income	$1,296	$(349)	$1,038	$(1,321)

Commodity contracts:
Amount of gain reclassified from accumulated other comprehensive (loss)/income into net income	$—	$2,591	$—	$(175)

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
The following table sets forth information regarding the Company’s financial assets and financial liabilities, excluding retirement and postretirement plan assets, measured at fair value on a recurring basis:

Description	September 27, 2026	Assets measured at NAV	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$938	$—	$—	$938	$—
Foreign exchange contracts	320	—	—	320	—
Net investment hedge	(146,117)	—	—	(146,117)	—
Non-hedge derivatives, net:
Commodity contracts	(1,256)	—	—	(1,256)	—
Foreign exchange contracts	617	—	—	617	—

Description	December 31, 2025	Assets measured at NAV	Level 1	Level 2	Level 3
Hedge derivatives, net:
Commodity contracts	$1,683	$—	$—	$1,683	$—
Foreign exchange contracts	49	—	—	49	—
Net investment hedge	(207,203)	—	—	(207,203)	—
Non-hedge derivatives, net:
Commodity contracts	(1,332)	—	—	(1,332)	—
Foreign exchange contracts	219	—	—	219	—

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
None of the Company’s financial assets or liabilities are measured at fair value using significant unobservable inputs. There were no transfers in or out of Level 1 or Level 2 fair value measurements during the nine-month period ended September 27, 2026.
The Company has an investment in the preferred stock of a nonaffiliated private company. This investment is accounted for under the measurement alternative of cost less impairment, adjusted for any qualifying observable price changes on a non-recurring basis. Observable price changes would consist of Level 2 inputs based on privately negotiated transactions with the nonaffiliated company. The total investment in preferred stock of $21,212 is included in “Other Assets” in the Company’s Condensed Consolidated Balance Sheet as of September 27, 2026.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The Company measures certain non-financial assets and non-financial liabilities at fair value on a non-recurring basis. See Note 4 for a discussion of assets acquired and liabilities assumed in acquisitions and sold in dispositions, and Note 6 for a discussion of asset impairments associated with restructuring activities. The fair value of assets determined based on third-party appraisals and classified as Level 3 measurements due to the use of significant unobservable inputs was not material at September 27, 2026 or December 31, 2025.
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
The components of net periodic benefit cost/(income) include the following:

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Retirement Plans
Service cost	$1,221	$1,327	$3,646	$3,889
Interest cost	5,182	5,404	15,404	15,985
Expected return on plan assets	(3,754)	(3,462)	(11,152)	(10,087)
Amortization of prior service cost	190	203	564	600
Amortization of net actuarial loss	901	979	2,678	2,866
Effect of curtailment loss	—	—	60	—
Effect of settlement loss	209	—	546	—
Net periodic benefit cost	$3,949	$4,451	$11,746	$13,253

Retiree Health and Life Insurance Plans
Service cost	$—	$33	$—	$99
Interest cost	211	229	627	682
Expected return on plan assets	(150)	(103)	(445)	(307)
Amortization of prior service cost	83	93	247	278
Amortization of net actuarial gain	(123)	(289)	(364)	(860)
Net periodic benefit (income)/cost	$21	$(37)	$65	$(108)
Settlement and Curtailment Charges
The Company recognized settlement charges of $209 and $546 during the three- and nine-month periods ended September 27, 2026 as a result of payments made to certain participants in the Company’s non-union Canadian pension plan who elected a lump sum distribution option upon retirement. The Company also recognized curtailment charges of $60 during the nine-month period ended September 27, 2026 relating to the termination of certain foreign retirement plan participants as a result of plant closures.
Contributions
The Company made aggregate contributions of $17,120 and $16,734 to its defined benefit retirement and retiree health and life insurance plans during the nine-month periods ended September 27, 2026 and September 28, 2025, respectively. The Company expects to make additional aggregate contributions of approximately $6,100 to its defined benefit retirement and retiree health and life insurance plans over the remainder of 2026.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Note 14: Income Taxes
The Company’s effective tax rates for the three- and nine-month periods ended September 27, 2026 were (6.4)% and (19.8)%, respectively, and its effective tax rates for the three- and nine-month periods ended September 28, 2025 were 6.0% and 22.6%, respectively. The Company’s effective tax rates varied from the U.S. statutory rate due primarily to rate differences between U.S. and non-U.S. jurisdictions, state income taxes, and discrete tax adjustments that were not consistent period over period, including a goodwill impairment recorded in the third quarter of 2026 for which there is no tax benefit.
The Company and/or its subsidiaries file federal, state and local income tax returns in the United States and various foreign jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years prior to 2021.
The Company’s reserve for uncertain tax benefits increased by $6,847 from December 31, 2025 to September 27, 2026 due primarily to an increase in reserves related to non-U.S. tax audits and the Company’s reassessment of a prior-year tax matter. Although the Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental, management believes that any reasonably foreseeable outcomes related to these matters have been adequately provided for. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which earnings or deductions are realized may differ from current estimates. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly basis. The Company has operations and pays taxes in many countries outside of the U.S. and taxes on those earnings are subject to varying rates. The Company is not dependent upon the favorable benefit of any one jurisdiction to an extent that the loss of such benefit would have a material effect on the Company’s overall effective tax rate.
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth the balance sheet location and aggregate values of the Company’s lease assets and lease liabilities at September 27, 2026 and December 31, 2025:

Classification	Balance Sheet Location	September 27, 2026	December 31, 2025
Lease Assets
Operating lease assets	Right of Use Asset-Operating Leases	$307,740	$307,450
Finance lease assets	Other Assets	47,963	49,059
Total lease assets		$355,703	$356,509

Lease Liabilities
Current operating lease liabilities	Accrued expenses and other payables	$54,323	$53,978
Current finance lease liabilities	Notes payable and current portion of long-term debt	12,859	11,617
Total current lease liabilities		$67,182	$65,595

Noncurrent operating lease liabilities	Noncurrent Operating Lease Liabilities	$263,779	$263,192
Noncurrent finance lease liabilities	Long-term Debt, Net of Current Portion	39,885	41,925
Total noncurrent lease liabilities		$303,664	$305,117

Total lease liabilities		$370,846	$370,712
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
The following table sets forth the components of the Company’s total lease cost for the three- and nine-month periods ended September 27, 2026 and September 28, 2025:

		Three Months Ended		Nine Months Ended
Lease Cost		September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Operating lease cost	(a)	$15,272	$15,787	$45,083	$47,611
Finance lease cost:
Amortization of lease asset	(a) (b)	2,969	3,503	8,579	9,790
Interest on lease liabilities	(c)	632	834	1,874	2,327
Variable lease cost	(a) (d)	13,442	13,393	36,674	37,084
Impairment charges	(e)	—	1,235	—	2,413
Total lease cost		$32,315	$34,752	$92,210	$99,225

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
(e) Impairment charges are included in “Goodwill, asset impairment and restructuring charges, net” in the Company’s Condensed Consolidated Statements of Income. See Note 6 for additional information.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth certain lease-related information for the nine-month periods ended September 27, 2026 and September 28, 2025:

	Nine Months Ended
	September 27, 2026	September 28, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$43,042	$44,819
Operating cash flows used by finance leases	1,874	2,327
Financing cash flows used by finance leases	8,190	10,995
Noncash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	33,564	20,661
Leased assets obtained in exchange for new finance lease liabilities	8,287	16,145
Modification to leased assets for increase in operating lease liabilities	7,755	10,462
Modification to leased assets for decrease in finance lease liabilities	—	(10,440)
Termination reclasses to decrease operating lease assets	3,802	8,267
Termination reclasses to decrease operating lease liabilities	3,802	8,372
Termination reclasses to decrease finance lease assets	597	87
Termination reclasses to decrease finance lease liabilities	597	88
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

	September 27, 2026	December 31, 2025
Contract Assets	$69,137	$77,978
Contract Liabilities	(55,422)	(58,784)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Significant changes in the contract assets and liabilities balances during the nine-month period ended September 27, 2026 and the year ended December 31, 2025 were as follows:

	September 27, 2026		December 31, 2025
	Contract Assets	Contract Liabilities	Contract Assets	Contract Liabilities
Beginning Balance	$77,978	$(58,784)	$67,062	$(60,024)
Acquired/ sold as part of a business combination/ divestiture	—	—	(53)	(324)
Revenue deferred or rebates accrued	—	(61,490)	—	(94,947)
Recognized as revenue	—	669	—	1,183
Rebates paid to customers	—	64,183	—	95,328
Increases due to rights to consideration for customer specific goods produced, but not billed during the period	69,137	—	77,978	—
Transferred to receivables from contract assets recognized at the beginning of the period and acquired as part of business combination	(77,978)	—	(67,009)	—
Ending Balance	$69,137	$(55,422)	$77,978	$(58,784)

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
The following tables set forth information about revenue disaggregated by primary geographic regions for the three- and nine-month periods ended September 27, 2026 and September 28, 2025. The tables also include a reconciliation of disaggregated revenue with reportable segments. The Company’s reportable segments are aligned by product nature as disclosed in Note 17.

Three-month period ended September 27, 2026	Consumer Packaging	Industrial Paper Packaging	Total
Primary Geographical Markets:
United States	$496,613	$419,899	$916,512
EMEA	827,384	98,400	925,784
Canada	2,482	24,211	26,693
APAC	35,198	36,637	71,835
Other	34,335	66,416	100,751
Total	$1,396,012	$645,563	$2,041,575

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Three-month period ended September 28, 2025	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary Geographical Markets:
United States	$508,058	$392,437	$73,161	$973,656
EMEA	873,751	99,435	5,721	978,907
Canada	4,579	19,687	—	24,266
APAC	23,768	38,778	368	62,914
Other	28,090	63,274	1	91,365
Total	$1,438,246	$613,611	$79,251	$2,131,108

Nine-month period ended September 27, 2026	Consumer Packaging	Industrial Paper Packaging	Total
Primary Geographical Markets:
United States	$1,405,619	$1,194,934	$2,600,553
EMEA	2,130,346	309,115	2,439,461
Canada	6,982	66,789	73,771
APAC	96,510	109,481	205,991
Other	95,469	188,257	283,726
Total	$3,734,926	$1,868,576	$5,603,502

Nine-month period ended September 28, 2025	Consumer Packaging	Industrial Paper Packaging	All Other	Total
Primary Geographical Markets:
United States	$1,423,239	$1,161,860	$183,356	$2,768,455
EMEA	2,148,101	300,339	15,780	2,464,220
Canada	12,849	64,433	—	77,282
APAC	72,082	111,196	965	184,243
Other	75,601	180,976	—	256,577
Total	$3,731,872	$1,818,804	$200,101	$5,750,777

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
Segment operating profit viewed by the Company to evaluate segment performance does not include the following: goodwill, asset impairment and restructuring charges; amortization of acquisition intangibles; gains/losses from the sale of businesses or other assets; acquisition, integration and divestiture-related costs; changes in last-in, first-out (“LIFO”) inventory reserves; derivative gains/losses; or certain other items, if any, the exclusion of which the Company’s management believes improves the comparability and analysis of the ongoing operating performance of the business. All other general corporate expenses have been allocated as operating costs to each of the Company’s reportable segments and the All Other group of businesses, except for costs related to discontinued operations.
The following tables set forth financial information about each of the Company’s reportable segments:

SEGMENT FINANCIAL INFORMATION
Three-month period ended September 27, 2026	Consumer Packaging	Industrial Paper Packaging	Total Reportable Segments
Sales from external customers	$1,396,012	$645,563	$2,041,575
Intersegment sales(1)	4,526	28,758	33,284
	1,400,538	674,321	2,074,859
Reconciliation of sales
Elimination of intersegment sales			(33,284)
Total consolidated sales			2,041,575
Less:(3)
Cost of sales(4)	(1,146,297)	(490,019)
Other segment items(5)	(75,678)	(96,329)
Segment operating profit	$178,563	$87,973	$266,536

Other segment disclosures:
Equity in earnings of affiliates, net of tax	$217	$2,472
Depreciation and amortization(6)	58,048	31,176

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Three-month period ended September 28, 2025	Consumer Packaging	Industrial Paper Packaging	Total Reportable Segments
Sales from external customers	$1,438,246	$613,611	$2,051,857
Intersegment sales(1)	5,087	33,205	38,292
	1,443,333	646,816	2,090,149
Reconciliation of sales
Other sales(2)			79,256
Elimination of intersegment sales			(38,297)
Total consolidated sales			2,131,108
Less:(3)
Cost of sales(4)	(1,153,538)	(454,202)
Other segment items(5)	(80,810)	(98,841)
Segment operating profit	$208,985	$93,773	$302,758

Other segment disclosures:
Equity in earnings of affiliates, net of tax	$190	$2,830
Depreciation and amortization(6)	50,419	30,896

Nine-month period ended September 27, 2026	Consumer Packaging	Industrial Paper Packaging	Total Reportable Segments
Sales from external customers	$3,734,926	$1,868,576	$5,603,502
Intersegment sales(1)	10,393	88,277	98,670
	3,745,319	1,956,853	5,702,172
Reconciliation of sales
Elimination of intersegment sales			(98,670)
Total consolidated sales			5,603,502
Less:(3)
Cost of sales(4)	(3,042,632)	(1,412,296)
Other segment items(5)	(246,770)	(297,959)
Segment operating profit	$455,917	$246,598	$702,515

Other segment disclosures:
Equity in earnings of affiliates, net of tax	$491	$5,151
Depreciation and amortization(6)	163,673	91,786

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

Nine-month period ended September 28, 2025	Consumer Packaging	Industrial Paper Packaging	Total Reportable Segments
Sales from external customers	$3,731,872	$1,818,804	$5,550,676
Intersegment sales(1)	10,404	89,143	99,547
	3,742,276	1,907,947	5,650,223
Reconciliation of sales
Other sales(2)			200,203
Elimination of intersegment sales			(99,649)
Total consolidated sales			5,750,777
Less:(3)
Cost of sales(4)	(2,996,754)	(1,361,527)
Other segment items(5)	(235,413)	(290,382)
Segment operating profit	$510,109	$256,038	$766,147

Other segment disclosures:
Equity in earnings of affiliates, net of tax	$309	$6,902
Depreciation and amortization(6)	152,175	90,764

(1)	Intersegment sales are recorded at a market-related transfer price.
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

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth the reconciliation of segment operating profit to “(Loss)/Income from continuing operations before income taxes” for the periods presented.

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Segment operating profit	$266,536	$302,758	$702,515	$766,147
Other operating profits(1)	—	14,386	—	29,511
Unallocated amounts:
Goodwill, asset impairment and restructuring charges, net	(856,435)	(48,388)	(873,501)	(71,721)
Amortization of acquisition intangibles	(45,633)	(49,034)	(135,523)	(135,188)
(Loss)/Gain on divestiture of business	—	(3,031)	775	(9,297)
Acquisition, integration and divestiture-related costs	(2,161)	(9,318)	(10,582)	(47,745)
Changes in LIFO inventory reserves	—	—	(5,521)	(1,755)
Derivative (losses)/gains	106	(2,035)	(61)	(1,240)
Other corporate income/(costs), net(2)	1,505	(8,804)	8,772	(27,657)
Other operating charges, net(3)	(1,874)	(1,568)	(4,901)	(3,562)
Other expense, net(4)	(8,271)	(7,541)	(26,770)	(20,617)
Non-operating pension costs	(2,749)	(3,054)	(8,165)	(9,157)
Interest expense	(46,665)	(61,243)	(136,637)	(181,637)
Interest income	5,223	4,634	17,938	16,104
(Loss)/Income from continuing operations before income taxes	$(690,418)	$127,762	$(471,661)	$302,186

(1)	In 2025, operating profit from segments below the quantitative threshold are attributable to ThermoSafe, part of the All Other group of businesses.
(2)	In 2026, other corporate income/(costs), net represents income earned under transition services agreements with Toppan and Arsenal. In 2025, other corporate income/(costs), net represents recurring operating expenses previously allocated to TFP that will remain with Sonoco subsequent to the divestiture.
(3)	Consists of charges related to highly inflationary accounting in Turkey, and other miscellaneous charges, in both 2026 and 2025.
(4)
In 2026 and 2025, these expenses relate to charges from third-party financial institutions related to the Company’s centralized treasury program under which the Company sells certain trade accounts receivable in order to accelerate its cash collection cycle, primarily within the Consumer Packaging segment. 2026 also reflects non-operating charges related to certain pre-acquisition liabilities related to the SMP EMEA business.

SONOCO PRODUCTS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands except per share data)
(unaudited)

The following table sets forth the reconciliation of other segment disclosures to consolidated totals for the periods presented.

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Equity in earnings of affiliates, net of tax
Consumer Packaging	$217	$190	$491	$309
Industrial Paper Packaging	2,472	2,830	5,151	6,902
Reportable Segment Total	2,689	3,020	5,642	7,211
Adjustments	—	—	—	—
Consolidated Total	$2,689	$3,020	$5,642	$7,211

Depreciation and amortization
Consumer Packaging	$58,048	$50,419	$163,673	$152,175
Industrial Paper Packaging	31,176	30,896	91,786	90,764
Reportable Segment Total	89,224	81,315	255,459	242,939
Other(1)	45,633	50,341	135,523	139,995
Consolidated Total	$134,857	$131,656	$390,982	$382,934

(1)
Other consists of amortization of acquisition intangibles for Sonoco during the three- and nine-month periods ended September 27, 2026 and September 28, 2025. Other also includes depreciation for the All Other group of businesses during the three- and nine-month periods ended September 28, 2025.

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
Environmental Matters
The Company is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates. The Company has been named as a potentially responsible party at several environmentally contaminated sites. All of the sites are also the responsibility of other parties. The potential remediation liabilities are shared with such other parties, and, in most cases, the Company’s share, if any, cannot be reasonably estimated at the current time. However, the Company does not believe that the resolution of these matters has a reasonable possibility of having a material adverse effect on the Company’s financial statements. At September 27, 2026 and December 31, 2025, the accruals for these sites totaled $1,603 and $1,779, respectively, and are included in “Accrued expenses and other payables” on the Company’s Condensed Consolidated Balance Sheets.
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

SONOCO PRODUCTS COMPANY
Note 19: Subsequent Events
On October 16, 2026, the Russian government issued a decree placing certain Russian assets associated with the Company’s metal packaging operations acquired as part of the Eviosys acquisition under temporary state administration. The affected operations were acquired as part of the Company’s acquisition of Eviosys in December 2024 and are owned through a Dutch subsidiary of the Company. The Company is evaluating the legal, operational and financial implications of the decree, including whether the action results in a loss of control over the affected operations. As part of this assessment, the Company is evaluating whether the event may require the recognition of goodwill and other long-lived asset impairment charges, deconsolidation of the affected entities, or other related accounting impacts in future reporting periods. The Company’s operations in Russia accounted for approximately 1.1% of consolidated net sales during the nine months ended September 27, 2026 and approximately 0.7% of total assets at September 27, 2026.

SONOCO PRODUCTS COMPANY

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS
Statements included in this Quarterly Report on Form 10-Q that are not historical in nature, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, Sonoco Products Company (the “Company” or “Sonoco”) and its representatives may from time to time make other oral or written statements that are also “forward-looking statements.” Words such as “anticipate,” “assume,” “believe,” “can,” “consider,” “continue,” “could,” “estimate,” “expect,” “focus,” “forecast,” “foresee,” “future,” “guidance,” “intend,” “is designed to,” “likely,” “maintain,” “may,” “might,” “objective,” “ongoing,” “outlook,” “persist,” “plan,” “position,” “possible,” “potential,” “project,” “remain,” “seek,” “should,” “strategy,” “will,” “would,” or the negative thereof, and similar expressions identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding:
•supply chain disruptions and availability and supply of raw materials and energy, offsetting high raw material, energy, and logistics costs, and the related impact on margins;
•the effects of economic downturns, changing tariffs or trade policy, inflation, volatility and other macroeconomic factors on the Company and its industry, including the Company’s ability to manage such matters and their effects on suppliers, consumers and customers and the potential impact on operating costs, margins, competitiveness and long-term demand;
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
•capital allocation, including expected amounts of capital spending and the expected benefits thereof;
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
•expected impact of new and changing regulations and other governmental actions;
•extent and adequacy of provisions for, environmental liabilities and the cost of compliance with environmental laws and regulations;
•the Company’s focus on sustainability and reducing its carbon emissions;
•adequacy of income tax provisions, realization of deferred tax assets, outcomes of uncertain tax issues and tax rates;
•future goodwill impairment charges and fair values of reporting units;
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
Highlights of Sonoco’s portfolio transformation strategy in recent years included the following significant acquisition and divestiture activity:
•The acquisition of Eviosys, Europe’s leading food cans, ends and closures manufacturer, for net cash consideration of approximately $3.8 billion on December 4, 2024. This transaction, the largest in the Company’s history, expanded Sonoco’s global leadership in metal food can and aerosol packaging, facilitating its ability to partner with global customers to advance innovation and sustainability in metal packaging offerings.
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
In addition, beginning in 2026 the Company consolidated its global metal packaging and rigid paper containers businesses under one structure based on two geographies — Consumer Packaging, Americas and Consumer Packaging, Europe, Middle East and Africa (“EMEA”)/Asia-Pacific (“APAC”). The Company believes the new geographically integrated structure creates a simpler and more efficient operating model that will lead to further innovation, collaboration and growth opportunities. In August 2026, the Company aligned its global consumer packaging businesses under a single integrated leadership structure in order to better leverage its technology, supply chain, and research and development in an effort to meet the changing needs of its global customers.
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
The Company continues to invest in adding new nailed wood and steel reel production capacity in its Industrial Paper Packaging segment to help meet growing wire and cable infrastructure demand to support AI data centers and other electrical grid investments. Since 2024, the Company has invested over $25 million in the business, inclusive of planned

SONOCO PRODUCTS COMPANY
expenditures for the remainder of 2026, and has grown the Company’s manufacturing capacity and footprint by more than 30% across its facilities in Hartselle, Alabama and Jefferson, Texas.
The Company remains focused on sustainability excellence and reducing its global carbon emissions. In February 2026, the Company announced that a Virtual Power Purchase Agreement developed between Sonoco and ENGIE North America, a regional hub of ENGIE, a major player in the energy industry, consisting of 60 wind turbines in Crockett County, Texas, had become operational.
Sonoco’s mission is to be the global leader in value-added, sustainable metal and fiber consumer and industrial packaging. The Company believes that its transformation into a simpler, stronger and more sustainable company will enable greater strategic and operational focus, help generate proceeds to fund deleveraging and further focus capital investments in the Company’s Consumer Packaging and Industrial Paper Packaging businesses, and deliver on its strategic priorities by driving sustainable growth, further expanding margins and efficiently allocating capital, maintaining a strong balance sheet and returning capital to shareholders.
Global Trade Developments
Ongoing developments in U.S. and foreign trade policy have increased uncertainty for the global economy and the Company’s business. On March 4, 2025, the U.S. government imposed a 25% tariff on all imports from Canada or Mexico. After imposing this tariff, the U.S. government allowed for the temporary exemption from the tariff for any goods that comply with the United States-Mexico-Canada Agreement (“USMCA”), which has helped mitigate the impact of the tariff on the Company’s operations in North America. On August 22, 2026, the U.S. government imposed Section 338 tariffs of 50% on certain goods of Canadian origin. On September 8, 2026, Canada reciprocated by imposing up to a 50% tariff on certain goods of U.S. origin. This has impacted some of Sonoco’s products sold to customers on both sides of the border as the USMCA does not mitigate the impact of these new tariffs. The Company intends to pass any increases in costs to its customers.
On February 10, 2025, the United States announced the expansion of Section 232 tariffs on steel and aluminum imported into the United States, effective March 12, 2025, and the termination of the granting of new exclusions to mitigate these tariffs. As a result, imported steel and aluminum originating from most countries is currently subject to a 50% duty.
The U.S. government also imposed reciprocal tariffs at a baseline rate of 10%, effective April 5, 2025, and later set firmly established tariff rates for various countries at the beginning of August 2025. For the most part, these reciprocal tariffs were incremental increases over the previously established 10% temporary reciprocal tariffs. On February 20, 2026, the U.S. Supreme Court invalidated certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). The Company has applied for refunds of all eligible IEEPA tariffs where Sonoco was the importer of record and, as of the end of the third quarter of 2026, has recovered the substantial majority of its overall claim. The amount of recoveries to date was not material.
Effective April 6, 2026, the U.S. government overhauled Section 232 tariffs on steel and aluminum moving from a metal-content-based assessment to the full customs value of the imported goods. Under the revised rules, many steel and aluminum products, along with their derivative articles, now face significantly higher tariffs. The metal ends that the Company imports into the United States are now subject to a 25% tariff. While the full impact of the most recent Section 232 changes is uncertain, the Company does not currently expect the current tariff environment to have a material direct effect on its profitability or cash flows over the remainder of 2026 because the Company’s manufacturing network is designed to serve local markets, reducing its exposure to cross-border disruptions and tariff-related risks. While the Company is actively working with its customers to help manage the impacts of higher input costs driven by tariffs, its business model allows for pricing adjustments when necessary. In addition, the Company believes its transformed portfolio following the Eviosys acquisition and the divestitures of its TFP and ThermoSafe businesses is significantly more resilient, with nearly two-thirds of the Company’s sales in 2025 and the first nine months of 2026 coming from the Consumer Packaging segment, a segment that has historically demonstrated strong performance across economic cycles. In addition, while the Section 232 tariffs impact input costs for the Company’s U.S.-based operations with Consumer Packaging, Americas, which source a portion of their steel and aluminum purchases from outside the United States, the Company intends, and has the contractual ability, to continue to pass such increases in cost due to tariffs to its customers.
During the third quarter of 2026, the European Union implemented new trade measures affecting steel imports, including tinplate used in the Company’s metal packaging operations. Effective July 1, 2026, the measures significantly reduced duty-free import quotas for certain steel products and increased the tariff rate applicable to imports exceeding quota limits from 25% to 50%, resulting in more restrictive access to imported tinplate from regions such as Asia, Turkey and India. The new framework has reduced overall duty-free steel import quotas and increased the out-of-quota duty to 50%, which

SONOCO PRODUCTS COMPANY
has contributed to tighter supply conditions and higher market pricing expectations for tinplate in Europe. As a result, the Company’s ability to leverage global sourcing alternatives and procurement synergies across regions, including the United States and Asia, has become more limited. In addition, increased demand for European steel supply resulting from trade restrictions in other markets may further constrain regional availability. The Company anticipates higher tinplate costs beginning in 2027, which could adversely affect margins to the extent such cost increases cannot be recovered through pricing or other actions. Sustained increases in metal packaging costs may also accelerate customer evaluation of alternative packaging formats in certain end markets, including flexible packaging solutions for products such as pet food. As part of its annual impairment assessment of the Consumer Packaging EMEA/APAC reporting unit, the Company considered the expected effects of these trade measures, including the potential impact on future operating costs, margins, competitiveness, and long-term demand assumptions. The anticipated effects of the new tariff regime were among several factors reflected in management's updated projections and contributed to a reduction in the estimated fair value of the reporting unit, resulting in the recognition of an $802 million goodwill impairment charge during the third quarter of 2026.
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
Other Recent Developments
On October 16, 2026, the Russian government issued a decree placing certain Russian assets associated with the Company’s metal packaging operations acquired as part of the Eviosys acquisition under temporary state administration. The affected operations were acquired as part of the Company’s acquisition of Eviosys in December 2024 and are owned through a Dutch subsidiary of the Company. The Company is evaluating the legal, operational and financial implications of the decree, including whether the action results in a loss of control over the affected operations. As part of this assessment, the Company is evaluating whether the event may require the recognition of goodwill and other long-lived asset impairment charges, deconsolidation of the affected entities, or other related accounting impacts in future reporting periods. The Company’s operations in Russia accounted for approximately 1.1% of consolidated net sales during the nine months ended September 27, 2026 and approximately 0.7% of total assets at September 27, 2026.
The ongoing conflict between the United States and Iran has introduced additional volatility into global energy markets, shipping corridors, and raw material supply chains. The Company relies on a diversified global supplier base for resin, chemicals, adhesives, and other inputs, some of which are indirectly influenced by crude-oil-linked pricing or international transportation costs. As a result of this geopolitical and macroeconomic uncertainty, the Company expects inflation related to input costs, energy, and logistics to persist over the remainder of 2026; however, it does not expect these cost pressures to materially impact the Company’s ability to source materials, operate facilities, or meet customer demand. The Company does not expect these factors to materially impact its near-term financial performance based on cost recovery actions through recognized market price increases and contractual price resets. However, the duration and broader economic consequences of the conflict, including the potential for further increases in energy and logistics costs, remain uncertain. The Company will continue to evaluate developments in the geopolitical environment and adjust its risk management strategies as appropriate.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”), which includes a broad range of tax reform provisions and extends or modifies certain provisions of prior tax legislation, was signed into law in the United States. The Company evaluated the effects of the OBBBA in accordance with ASC 740 and determined that enactment of the legislation did not result in a material adjustment to its income tax accounts. During the third quarter of 2026, tax regulations were issued that clarified the application of certain provisions of the OBBBA and are expected to have a favorable impact on the Company’s effective tax rate beginning in 2026, as well as future cash-tax benefits. Based on the information currently available, the Company does not expect these effects to be material to its consolidated results of operations, financial position or cash flows. The Company will continue to evaluate the effects of the OBBBA and related regulatory, administrative and interpretive guidance as additional information becomes available.

SONOCO PRODUCTS COMPANY
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
Third Quarter 2026 Compared with Third Quarter 2025
The following discussion provides a review of results for the three-month period ended September 27, 2026 versus the three-month period ended September 28, 2025.
Overview
Consolidated net sales for the third quarter of 2026 were $2.0 billion, a $(89.5) million or (4.2)% decline from the third quarter of 2025. The November 2025 divestiture of ThermoSafe reduced net sales by $(79.3) million in the third quarter of 2026 compared to the same period last year while unfavorable volume/mix further reduced net sales by $(44.9) million as continuing macroeconomic and geopolitical pressures weighed on both the Company’s supply chain and its customers and adverse weather conditions impacted seasonal vegetable harvests in both EMEA and the Americas, reducing metal can volumes. These decreases were partially offset by a $46.2 million benefit from higher selling prices implemented to offset the effects of inflation and tariffs. The unfavorable impact from foreign currency translation reduced sales by $(8.5) million and all other factors contributed to a net reduction of $(3.0) million in the third quarter of 2026 compared to the same period last year.

SONOCO PRODUCTS COMPANY
GAAP operating (loss)/profit for the third quarter of 2026 was $(638.0) million compared with $195.0 million reported in the third quarter of 2025. The loss in the current year quarter was primarily due to the recognition of non-cash goodwill impairment charges totaling $828.9 million in the Consumer Packaging EMEA/APAC and Global Paper Products APAC reporting units. The remaining net $(4.1) million change in GAAP operating profit is the result of unfavorable price/cost of $(51.6) million, the impact of the ThermoSafe divestiture of $(16.9) million, and unfavorable volume/mix of $(6.9) million, partially offset by the favorable impacts of productivity savings from fixed cost reduction initiatives and procurement savings of $41.4 million, lower restructuring costs of $20.8 million, lower acquisition, integration and divestiture-related costs of $7.2 million, and a lower loss from the sale of businesses of $3.0 million. All other factors, including the unfavorable impact of foreign currency translation, totaled $(1.1) million. Adjusted Operating Profit for the third quarter of 2026 was $268.0 million, a decrease of (13.1)% from the $308.3 million reported for the same period in 2025 as the unfavorable impacts of price/cost and volume/mix, along with the impact of the ThermoSafe divestiture, more than offset the favorable impacts of productivity and procurement savings.
GAAP net (loss)/income attributable to Sonoco was a loss of $(732.1) million, or $(7.36) per diluted share, for the third quarter of 2026, compared to income of $122.9 million, or $1.23 per diluted share, for the third quarter of 2025. The quarter-over-quarter reduction was primarily due to the $828.9 million of non-cash goodwill impairment charges recognized in 2026, for which there is no income tax benefit. The remaining net reduction of $(26.1) million was attributable to the after-tax impacts of the GAAP operating (loss)/profit items discussed above and lower net interest expense, as described more fully below. Adjusted net income attributable to Sonoco and Adjusted diluted EPS for the third quarter of 2026 were $167.2 million (or $1.67 per diluted share), compared with $191.2 million (or $1.92 per diluted share) for the same period in 2025.
Costs and Expenses
Cost of sales decreased by $(27.5) million, or (1.7)%, in the third quarter of 2026 compared with the third quarter of 2025. This decrease resulted from a $(55.7) million impact from the divestiture of ThermoSafe and lower labor costs of $(26.7) million, partially offset by higher direct material costs of $46.4 million and higher outbound freight costs of $15.6 million. Other net favorable factors resulted in a reduction in cost of sales totaling $(7.1) million. Gross profit margins decreased to 19.9% in the third quarter of 2026 from 21.9% in the third quarter of 2025.
Selling, general and administrative expenses decreased by $(34.1) million, or (15.4)%, and were 9.2% of sales in the third quarter of 2026, compared to 10.4% of sales in the third quarter of 2025. This decrease reflects lower salaries and benefits of $(18.2) million, reflecting the favorable impact of restructuring actions and lower year-over-year accruals for management incentive and share-based compensation, reduced costs from the ThermoSafe divestiture of $(8.3) million, and lower acquisition, integration, and divestiture-related costs of $(7.2) million. All other changes resulted in a net quarter-over-quarter change of $(0.4) million.
Goodwill, asset impairment, and restructuring charges, net totaled $856.4 million in the third quarter of 2026, compared with $48.4 million during the same period last year. The net charges in the current year related primarily to goodwill impairment charges in the Company’s Consumer Packaging EMEA/APAC and Global Paper Products APAC reporting units totaling $828.9 million and restructuring-related charges of $27.6 million. The restructuring-related charges reflect costs associated with the closure of a metal packaging facility in the United Kingdom and ongoing costs related to prior year plant closures and headcount eliminations in conjunction with the Company’s ongoing organizational effectiveness efforts, partially offset by a gain from the sale of a building at a previously closed facility. Additional information regarding restructuring and asset impairment charges is provided in Note 6 and Note 8 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(Loss)/Gain on divestiture of business in the third quarter of 2025 reflects a $3.0 million charge relating to the divestiture of ThermoSafe, part of the All Other group of businesses, which was pending at that time. See Note 4 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Other expense, net was $8.3 million and $7.5 million in the third quarter of 2026 and 2025, respectively. The amounts in both years are comprised of charges from third-party financial institutions related to our centralized treasury program under which the Company sells certain trade accounts receivable in order to accelerate its cash collection cycle, primarily within our Consumer Packaging segment.
Non-operating pension costs decreased by $(0.3) million during the third quarter of 2026 versus the same period last year. The decrease is primarily due to higher expected return on plan assets and lower interest charges, partially offset by

SONOCO PRODUCTS COMPANY
higher settlement charges. Additional information regarding costs of the Company’s retirement plans is provided in Note 13 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Net interest expense for the third quarter of 2026 decreased to $41.4 million, compared with $56.6 million during the third quarter of 2025, primarily due to lower average debt levels resulting from the Company’s repayment of debt during the fourth quarter of 2025 utilizing proceeds from the divestiture of ThermoSafe.
The effective tax rates on GAAP income from continuing operations before income taxes and Adjusted income from continuing operations before income taxes in the third quarter of 2026 were (6.4)% and 24.6%, respectively, compared with 6.0% and 22.9%, respectively, in the corresponding prior year quarter. The decrease in the GAAP effective tax rate was primarily due to the goodwill impairments recorded in the third quarter of 2026 for which there is no tax benefit.
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
The following table summarizes net sales attributable to each of the Company’s segments for the third quarters of 2026 and 2025 and the All Other group of businesses for the third quarter of 2025:

	Three Months Ended
(Dollars in thousands)	September 27, 2026	September 28, 2025	% Change
Net sales:
Consumer Packaging	$1,396,012	$1,438,246	(2.9)%
Industrial Paper Packaging	645,563	613,611	5.2%
Total reportable segments	2,041,575	2,051,857	(0.5)%
All Other	—	79,251	(100.0)%
Net sales	$2,041,575	$2,131,108	(4.2)%
The following table summarizes operating profit attributable to each of the Company’s reportable segments, and Corporate-related activity for the third quarters of 2026 and 2025 and the All Other group of businesses for the third quarter of 2025:

	Three Months Ended
(Dollars in thousands)	September 27, 2026	September 28, 2025	% Change
Operating profit:
Consumer Packaging	$178,563	$208,985	(14.6)%
Industrial Paper Packaging	87,973	93,773	(6.2)%
Segment operating profit	266,536	302,758	(12.0)%
All Other	—	14,386	(100.0)%
Corporate
Goodwill, asset impairment and restructuring charges, net	(856,435)	(48,388)
Amortization of acquisition intangibles	(45,633)	(49,034)
Gain/(Loss) on divestiture of business	—	(3,031)
Acquisition, integration and divestiture-related costs	(2,161)	(9,318)
Other operating charges, net	(263)	(12,407)
Operating (loss)/profit	$(637,956)	$194,966	(427.2)%

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
Segment net sales decreased $(42.2) million, or (2.9)%, over the prior year quarter as softer volume/mix of $(46.5) million was experienced across the segment largely as a result of the impact of adverse weather conditions on seasonal vegetable harvests in both EMEA and the Americas, reducing metal can volumes, along with the negative impact of foreign exchange of $(10.7) million. These headwinds more than offset the $15.9 million benefit from pricing actions implemented to recover inflation and tariff-related costs and continued volume growth in paper cans in EMEA/APAC. Other unfavorable factors reduced quarter-over-quarter net sales by $(0.9) million.
Segment operating profit decreased (14.6)% compared to the corresponding quarter last year, as strong productivity savings and cost containment actions were more than offset by inflation-driven price/cost headwinds and the volume shortfalls noted above. Segment operating profit margin was 12.8% and 14.5% in the third quarter of 2026 and 2025, respectively.
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
Segment net sales increased $32.0 million, or 5.2%, from the corresponding prior year quarter as successful pricing actions implemented to help offset rising costs added $30.4 million of sales and slightly higher volume/mix added $1.6 million. The reels business grew through both price and volume, benefiting from recent capacity investments supporting wire and cable demand tied to data center construction and infrastructure expansion. All other factors in the third quarter of 2026, including the impact of foreign exchange rates, were flat compared with the same period last year.
Segment operating profit decreased (6.2)% compared to the corresponding quarter last year as pricing actions and productivity initiatives were more than offset by rising raw material, freight and energy costs. Segment operating profit margin was 13.6% and 15.3% in the third quarter of 2026 and 2025, respectively.
All Other
Net sales and operating profit reported for All Other in 2025 relate to the Company’s ThermoSafe business, which was sold in November 2025.
Nine Months Ended September 27, 2026 Compared with Nine Months Ended September 28, 2025
The following discussion provides a review of results for the nine-month period ended September 27, 2026 compared with the nine-month period ended September 28, 2025.
Overview
Consolidated net sales for the first nine months of 2026 were $5.6 billion, a $(147.3) million or (2.6)% decline from the same period last year. The November 2025 divestiture of ThermoSafe reduced year-over-year sales by $(201.1) million in the first nine months of 2026 compared to the same period last year, while unfavorable volume/mix further reduced year-over-year sales by $(165.4) million as macroeconomic and geopolitical pressures weighed on both the Company’s supply chain and its customers. These decreases were partially offset by a $122.0 million benefit from higher selling prices implemented to offset the effects of inflation and tariffs and the favorable impact from foreign currency translation of $107.9 million. All other factors contributed to a net reduction of $(10.7) million in the first nine months of 2026 compared to the same period last year.

SONOCO PRODUCTS COMPANY
GAAP operating (loss)/profit for the first nine months of 2026 was $(318.0) million, compared with $497.5 million reported for the first nine months of 2025. The loss in the current year quarter was primarily due to the recognition of non-cash goodwill impairment charges totaling $828.9 million in the Consumer Packaging EMEA/APAC and Global Paper Products APAC reporting units. The remaining net year-over-year change in GAAP operating (loss)/profit of $13.4 million was due to productivity savings from fixed cost reduction initiatives and procurement savings of $97.6 million, lower acquisition, integration and divestiture-related costs of $37.2 million, lower restructuring costs of $27.1 million, the favorable impact of foreign currency translation of $14.4 million, and a lower net loss on the divestiture of businesses of $10.1 million. These favorable impacts were partially offset by unfavorable volume/mix of $(61.5) million, unfavorable price/cost of $(56.4) million, and the impact of the ThermoSafe divestiture of $(38.1) million. All other items provided a net unfavorable year-over-year impact of $(17.0) million. Adjusted operating profit for the first nine months of 2026 was $711.3 million, a decrease of (7.4)% from the $768.0 million reported for the same period in 2025.
GAAP net (loss)/income attributable to Sonoco for the first nine months of 2026 was a net loss of $(559.6) million, or $(5.63) per diluted share, compared to net income of $670.8 million, or $6.74 per diluted share, reported for the same period of 2025. The year-over-year reduction was primarily due to the $828.9 million of non-cash goodwill impairment charges recognized in 2026, for which there is no income tax benefit, and net income from discontinued operations in 2025 of $429.7 million related to the April 2025 divestiture of TFP. The remaining change of $28.2 million was attributable to the after-tax impacts of the GAAP operating (loss)/profit items discussed above and lower net interest expense, partially offset by higher “Other expenses, net,” as described more fully below. Adjusted net income attributable to Sonoco and Adjusted diluted EPS for the nine-month period ended September 27, 2026 decreased (5.8)% to $437.1 million, or $4.38 per diluted share, from $464.1 million, or $4.66 per diluted share, in the nine-month period ended September 28, 2025.
Costs and Expenses
Cost of sales decreased by $(63.3) million, or (1.4)%, in the first nine months of 2026 compared with the first nine months of 2025. This year-over-year decrease resulted from a $(145.0) million impact from the divestiture of ThermoSafe, lower labor costs of $(64.0) million, and the non-recurrence of inventory step-up amortization totaling $(18.2) million related to the Company’s December 2024 acquisition of Eviosys. Partially offsetting these decreases were higher year-over-year direct material and outbound freight costs of $127.3 million and $43.0 million, respectively. All other factors resulted in a net reduction in cost of sales totaling $(6.4) million. Gross profit margins were 20.4% for the first nine months of 2026 and 21.3% for the first nine months of 2025.
Selling, general and administrative expenses for the first nine months of 2026 decreased $(60.2) million, or (9.3)%, year over year. This decrease reflects reduced costs from the ThermoSafe divestiture of $(23.7) million, lower acquisition, integration, and divestiture-related costs of $(18.7) million, and other net decreases, primarily salaries and benefits, totaling $(17.8) million.
Goodwill, asset impairment and restructuring charges, net totaled $873.5 million during the first nine months of 2026, compared with $71.7 million during the same period last year. The current year reflects goodwill impairment charges in the Company’s Consumer Packaging EMEA/APAC and Global Paper Products APAC reporting units totaling $828.9 million and restructuring-related charges of $44.6 million, consisting of costs related to the closure of a metal packaging facility in the United Kingdom, ongoing costs related to prior year plant closures, and headcount eliminations in conjunction with the Company’s ongoing organizational effectiveness efforts, partially offset by a gain from the sale of a building at a previously closed facility. Restructuring-related charges in the first nine months of 2025 included costs related to the closures of cone facilities in Taiwan and Mexico and a metal packaging facility in Spain, and severance related to headcount eliminations in conjunction with the Company’s ongoing organizational effectiveness efforts. Additional information regarding restructuring and asset impairment charges is provided in Note 6 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Gain/(Loss) on divestiture of business during the first nine months of 2026 was a net gain of $0.8 million reflecting a $2.6 million gain from the sale of the Company’s recycling operations in Savannah, Georgia, part of the Industrial Packaging segment, partially offset by a $(1.9) million charge related to the final working capital settlement for the ThermoSafe divestiture. Gain/(Loss) on divestiture of business during the first nine months of 2025 was a net loss of $(9.3) million reflecting losses from the sales of the Company’s tube and core operations in Venezuela and recycling operations in Asheville, North Carolina, of $(5.4) million and $(2.1) million, respectively, and a $(3.0) million charge related to the ThermoSafe divestiture. These losses were partially offset by a $1.2 million gain from the sale of a small construction tube operation in France. See Note 4 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

SONOCO PRODUCTS COMPANY
Other expense, net during the first nine months of 2026 and 2025 was $26.8 million and $20.6 million, respectively. The amounts in both years are comprised of charges from third-party financial institutions related to our centralized treasury program under which the Company sells certain trade accounts receivable in order to accelerate its cash collection cycle, primarily within our Consumer Packaging segment. Other expense, net in the first nine months of 2026 also includes $6.6 million of non-operating charges related to certain pre-acquisition liabilities related to the Sonoco Metal Packaging (“SMP”) EMEA business.
Non-operating pension costs decreased by $(1.0) million during the first nine months year over year. The decrease is primarily due to higher expected return on plan assets and lower interest charges, partially offset by higher settlement and curtailment charges during the first nine months of 2026. Additional information regarding costs of the Company’s retirement plans is provided in Note 13 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
GAAP net interest expense during the first nine months of 2026 decreased to $118.7 million, compared with $165.5 million during the first nine months of 2025. The decrease of $(46.8) million was primarily due to lower average debt levels resulting from the Company’s repayment of debt during 2025 utilizing proceeds from the divestitures of TFP and ThermoSafe.
The effective tax rates on GAAP (loss)/income from continuing operations before income taxes and Adjusted income from continuing operations before income taxes in the first nine months of 2026 were (19.8)% and 24.6%, respectively, compared with 22.6% and 24.5%, respectively, in the prior-year period. The decrease in the GAAP effective tax rate was primarily due to the goodwill impairment recorded in the third quarter of 2026 for which there is no tax benefit.
Discontinued Operations
Net income from discontinued operations totaled $429.7 million in the first nine months of 2025, reflecting the net after-tax gain on divestiture of business of $424.5 million recognized upon completion of the sale of TFP on April 1, 2025 and $5.2 million of net income earned by the operation in the period prior to the sale.

SONOCO PRODUCTS COMPANY
Reportable Segments
The following table summarizes net sales attributable to each of the Company’s reportable segments, and the All Other group of businesses during the first nine months of 2026 and 2025:

	Nine Months Ended
(Dollars in thousands)	September 27, 2026	September 28, 2025	% Change
Net sales:
Consumer Packaging	$3,734,926	$3,731,872	0.1%
Industrial Paper Packaging	1,868,576	1,818,804	2.7%
Total reportable segments	5,603,502	5,550,676	1.0%
All Other	—	200,101	(100.0)%
Net sales	$5,603,502	$5,750,777	(2.6)%
The following table summarizes operating profit attributable to each of the Company’s reportable segments, the All Other group of businesses, and Corporate-related activity during the first nine months of 2026 and 2025:

	Nine Months Ended
(Dollars in thousands)	September 27, 2026	September 28, 2025	% Change
Operating profit:
Consumer Packaging	$455,917	$510,109	(10.6)%
Industrial Paper Packaging	246,598	256,038	(3.7)%
Segment operating profit	702,515	766,147	(8.3)%
All Other	—	29,511	(100.0)%
Corporate
Goodwill, asset impairment and restructuring charges, net	(873,501)	(71,721)
Amortization of acquisition intangibles	(135,523)	(135,188)
Gain/(Loss) on divestiture of business	775	(9,297)
Acquisition, integration and divestiture-related costs	(10,582)	(47,745)
Other operating charges, net	(1,711)	(34,214)
Operating (loss)/profit	$(318,027)	$497,493	(163.9)%
Consumer Packaging
Segment net sales increased $3.1 million, or 0.1%, year to date compared to the prior-year period as the favorable impact of foreign exchange rates added $77.3 million and price increases implemented to offset the effects of inflation and tariffs added approximately $62.4 million of year-over-year net sales. These favorable factors were partially offset by lower volume/mix across the segment of $(130.2) million as higher paper can volumes in EMEA/APAC due to rising snack demand were more than offset by the impact of lower demand for metal aerosol cans and sealant tubes and a reduction in metal can volumes stemming from the impact of adverse weather conditions on seasonal vegetable harvests in both EMEA and the Americas during the third quarter of 2026. Other unfavorable factors reduced year-over-year net sales by $(6.4) million.
Year-to-date segment operating profit decreased $(54.2) million, or (10.6)%, as strong productivity savings and cost containment actions, along with the favorable impact of foreign exchange rates, were more than offset by inflation-driven price/cost headwinds and the volume shortfalls noted above. As a result, segment operating profit margin decreased to 12.2% in the first nine months of 2026 from 13.7% in the same period last year.
Industrial Paper Packaging
Segment net sales increased $49.8 million, or 2.7% year to date compared to the prior-year period as higher selling prices resulting from successful pricing actions implemented to help offset rising costs and index-based pricing resets added $59.6 million of year-over-year net sales and the favorable impact of foreign exchange rates added $29.6 million. These favorable factors were partially offset by unfavorable volume/mix of $(35.2) million. All other factors contributed to a net reduction in net sales of $(4.2) million in the first nine months of 2026 compared with the same period last year.

SONOCO PRODUCTS COMPANY
Segment operating profit decreased $9.4 million, or (3.7)% versus the prior-year period primarily as the favorable impact of productivity savings from fixed cost reduction initiatives and procurement savings and the favorable impact from foreign exchange rates was more than offset by the impact of lower volume/mix and unfavorable price/cost, as well as losses in the first nine months of 2026 attributable to fires at recycling facilities in Greenville and Spartanburg, South Carolina. As a result, segment operating margin decreased to 13.2% in the first nine months of 2026 from 14.1% in the same period last year.
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
•goodwill, asset impairment and restructuring charges1;
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
In addition to the “Adjusted” results described above, the Company also uses Adjusted EBITDA, Segment Adjusted EBITDA, and Segment Adjusted EBITDA Margin. Adjusted EBITDA is defined as net income excluding the following: interest expense; interest income; provision for income taxes; depreciation and amortization expense; non-operating pension costs; net income/loss attributable to noncontrolling interests; goodwill, asset impairment and restructuring charges; changes in LIFO inventory reserves; gains/losses from the divestiture of businesses; acquisition, integration and divestiture-related costs; other income; derivative gains/losses; and other non-GAAP adjustments, if any, that may arise from time to time. Segment Adjusted EBITDA is defined as segment operating profit plus depreciation and amortization expense and equity in earnings of affiliates, net of tax. Segment Adjusted EBITDA Margin is defined as Segment Adjusted EBITDA divided by segment net sales.
The Company’s non-GAAP financial measures are not calculated in accordance with, nor are they an alternative for, measures conforming to GAAP, and they may be different from non-GAAP financial measures used by other companies. In addition, these non-GAAP financial measures are not based on any comprehensive set of accounting rules or principles.

SONOCO PRODUCTS COMPANY
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
Quarterly Reconciliations of GAAP to Non-GAAP Financial Measures
The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures in the Company’s Condensed Consolidated Statements of Income for the three-month periods ended September 27, 2026 and September 28, 2025.
Adjusted Operating Profit, Adjusted Income from Continuing Operations Before Income Taxes, Adjusted Provision for Income Taxes, Adjusted Net Income Attributable to Sonoco, and Adjusted Diluted EPS

	For the three-month period ended September 27, 2026
Dollars in thousands, except per share data	Operating (Loss)/Profit	(Loss)/Income from Continuing Operations Before Income Taxes	Provision for Income Taxes	Net (Loss)/Income Attributable to Sonoco	Diluted EPS
As Reported (GAAP)	$(637,956)	$(690,418)	$44,138	$(732,102)	$(7.36)
Acquisition, integration and divestiture-related costs[1]	2,161	2,161	318	1,843	0.01
Amortization of acquisition intangibles	45,633	45,633	9,938	35,695	0.36
Goodwill, asset impairment and restructuring charges, net[2]	856,435	856,435	6,839	849,694	8.54
Non-operating pension costs	—	2,749	712	2,037	0.02
Net gains from derivatives	(106)	(106)	(26)	(80)	—
Other adjustments[3]	1,874	1,874	(8,237)	10,111	0.10
Total adjustments	905,997	908,746	9,544	899,300	9.03
Adjusted	$268,041	$218,328	$53,682	$167,198	$1.67
Due to rounding, individual items may not sum appropriately.
1 Acquisition, integration and divestiture-related costs relate primarily to the Company’s December 2024 acquisition of Eviosys.
2 Goodwill, asset impairment and restructuring charges, net, primarily reflect total goodwill impairment charges of $828,875 recognized during the third quarter of 2026, including $802,000 and $26,875 for the Consumer Packaging EMEA/APAC and Global Paper Products APAC reporting units, respectively.
3 Other adjustments include discrete tax items primarily related to provision-to-return adjustments for the TFP and ThermoSafe divestitures and a retroactive U.S. tax election.

SONOCO PRODUCTS COMPANY

	For the three-month period ended September 28, 2025
Dollars in thousands, except per share data	Operating Profit	Income from Continuing Operations Before Income Taxes	Provision for Income Taxes	Net Income Attributable to Sonoco	Diluted EPS
As Reported (GAAP)	$194,966	$127,762	$7,717	$122,918	$1.23
Acquisition, integration and divestiture-related costs[1]	9,318	9,318	2,377	6,941	0.07
Amortization of acquisition intangibles	49,034	49,034	10,581	38,453	0.39
Goodwill, asset impairment and restructuring charges, net	48,388	48,388	11,117	37,221	0.37
Loss/(Gain) on divestiture of business[2]	3,031	3,031	27,569	(24,538)	(0.25)
Non-operating pension costs	—	3,054	631	2,423	0.02
Net losses from derivatives	2,035	2,035	502	1,533	0.02
Other adjustments[3]	1,568	1,568	(4,652)	6,220	0.07
Total adjustments	113,374	116,428	48,125	68,253	0.69
Adjusted	$308,340	$244,190	$55,842	$191,171	$1.92
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
3 Other adjustments include an adjustment to deferred taxes from the post-acquisition restructuring of the partitions business, provision-to-return adjustments related to the divested TFP business, and an increase in the valuation allowance on foreign tax credits.
Adjusted EBITDA1

	Three Months Ended
Dollars in thousands	September 27, 2026	September 28, 2025
Net (loss)/income attributable to Sonoco	$(732,102)	$122,918
Adjustments:
Interest expense	46,665	61,243
Interest income	(5,223)	(4,634)
Provision for income taxes	44,138	7,717
Depreciation and amortization	134,857	131,656
Non-operating pension costs	2,749	3,054
Net income attributable to noncontrolling interests	235	147
Goodwill, asset impairment and restructuring charges, net	856,435	48,388
Loss on divestiture of business	—	3,031
Acquisition, integration and divestiture-related costs	2,161	9,318
Net (gain)/loss from derivatives	(106)	2,035
Other non-GAAP adjustments	1,874	1,568
Adjusted EBITDA	$351,683	$386,441

1 For the three-month period ended September 28, 2025, Adjusted EBITDA is calculated on a total Company basis, including both continuing and discontinued operations.

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
Segment results, which are reviewed by the Company’s management to evaluate segment performance, do not include the following: goodwill, asset impairment and restructuring charges; amortization of acquisition intangibles; acquisition, integration and divestiture-related costs; changes in LIFO inventory reserves; gains/losses from the sale of businesses or other assets; gains/losses from derivatives; or certain other items, if any, the exclusion of which the Company believes improves the comparability and analysis of the ongoing operating performance of the business. Accordingly, the term “segment operating profit” is defined as the segment’s portion of “operating profit” excluding those items. All remaining general corporate expenses have been allocated as operating costs to each of the Company’s reportable segments, except for costs related to discontinued operations and All Other prior to 2026. Total operating profit is composed of the sum of segment and All Other operating profit plus certain items that have been allocated to Corporate, including amortization of acquisition intangibles; goodwill, asset impairment and restructuring charges; changes in LIFO inventory reserves; acquisition, integration and divestiture-related costs; gains/losses from the sale of businesses or other assets; gains/losses on derivatives; and certain other items that were excluded from segment and All Other operating profit. As previously described, the use of All Other was discontinued effective January 1, 2026.

Segment Adjusted EBITDA and Adjusted EBITDA Margin Reconciliation
For the Three Months Ended September 27, 2026
Dollars in thousands	Consumer Packaging segment	Industrial Paper Packaging segment	Corporate	Total
Segment and Total Operating Profit/(Loss)[1]	$178,563	$87,973	$(904,492)	$(637,956)
Adjustments:
Depreciation and amortization[2]	58,048	31,176	45,633	134,857
Other expense, net[3]	—	—	(8,271)	(8,271)
Equity in earnings of affiliates, net of tax	217	2,472	—	2,689
Goodwill, asset impairment and restructuring charges, net[4]	—	—	856,435	856,435
Acquisition, integration and divestiture-related costs[5]	—	—	2,161	2,161
Net gain from derivatives[6]	—	—	(106)	(106)
Other non-GAAP adjustments	—	—	1,874	1,874
Segment Adjusted EBITDA	$236,828	$121,621	$(6,766)	$351,683

Net Sales	$1,396,012	$645,563
Segment Operating Profit Margin	12.8%	13.6%
Segment Adjusted EBITDA Margin	17.0%	18.8%

1 As previously announced, effective January 1, 2026, results for Industrial Plastics, previously included in the All Other group of businesses, are included in the Industrial segment. The Company no longer reports the results of any of its businesses in All Other.
2 Included in Corporate is the amortization of acquisition intangibles associated with the Consumer Packaging segment of $40,576 and the Industrial Paper Packaging segment of $5,057.
3 These expenses relate to charges from third-party financial institutions related to our centralized treasury program under which the Company sells certain trade accounts receivable in order to accelerate its cash collection cycle, primarily within the Consumer Packaging segment.
4 Included in Corporate are goodwill, asset impairment and restructuring charges, net associated with the Consumer Packaging segment of $835,670 and the Industrial Paper Packaging segment of $20,196.
5 Included in Corporate are acquisition, integration and divestiture-related costs associated with the Consumer Packaging segment of $433 and the Industrial Paper Packaging segment of $7.

SONOCO PRODUCTS COMPANY
6 Included in Corporate are net gains from derivatives associated with the Consumer Packaging segment of $3 and the Industrial Paper Packaging segment of $(109).

Segment and All Other Adjusted EBITDA and Adjusted EBITDA Margin Reconciliation
For the Three Months Ended September 28, 2025
Excludes results of discontinued operations
Dollars in thousands	Consumer Packaging segment	Industrial Paper Packaging segment	All Other	Corporate	Total
Segment and Total Operating Profit	$208,985	$93,773	$14,386	$(122,178)	$194,966
Adjustments:
Depreciation and amortization[1]	50,419	30,896	1,307	49,034	131,656
Other expense, net[2]	—	—	—	(7,541)	(7,541)
Equity in earnings of affiliates, net of tax	190	2,830	—	—	3,020
Goodwill, asset impairment and restructuring charges, net[3]	—	—	—	48,388	48,388
Acquisition, integration and divestiture-related costs[4]	—	—	—	9,318	9,318
Loss on divestiture of business[5]	—	—	—	3,031	3,031
Net loss from derivatives[6]	—	—	—	2,035	2,035
Other non-GAAP adjustments	—	—	—	1,568	1,568
Segment Adjusted EBITDA	$259,594	$127,499	$15,693	$(16,345)	$386,441

Net Sales	$1,438,246	$613,611	$79,251
Segment Operating Profit Margin	14.5%	15.3%	18.2%
Segment Adjusted EBITDA Margin	18.0%	20.8%	19.8%

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
3 Included in Corporate are goodwill, asset impairment and restructuring charges, net associated with the Consumer Packaging segment of $35,027, and the Industrial Paper Packaging segment of $11,181.
4 Included in Corporate are acquisition, integration and divestiture-related costs associated with the Consumer Packaging segment of $1,293 and the Industrial Paper Packaging segment of $97.
5 Included in Corporate is a loss on divestiture of business of $31 associated with the Industrial Paper Packaging segment related to the sale of a recycling operation in Asheville, North Carolina, and a $3,000 charge related to the divestiture of ThermoSafe, previously part of the All Other group of businesses.
6 Included in Corporate are net losses from derivatives associated with the Consumer Packaging segment of $196, the Industrial Paper Packaging segment of $1,760, and the All Other group of businesses of $79.

SONOCO PRODUCTS COMPANY

Year-to-Date Reconciliations of GAAP to Non-GAAP Financial Measures
The following tables reconcile the Company’s non-GAAP financial measures to their most directly comparable GAAP financial measures in the Company’s Condensed Consolidated Statements of Income for the nine-month periods ended September 27, 2026 and September 28, 2025.
Adjusted Operating Profit, Adjusted Income from Continuing Operations Before Income Taxes, Adjusted Provision for Income Taxes, Adjusted Net Income Attributable to Sonoco, and Adjusted Diluted EPS

	For the nine-month period ended September 27, 2026
Dollars in thousands, except per share data	Operating (Loss)/Profit	(Loss)/Income from Continuing Operations Before Income Taxes	Provision for Income Taxes	Net (Loss)/Income Attributable to Sonoco	Diluted EPS
As Reported (GAAP)	$(318,027)	$(471,661)	$93,199	$(559,607)	$(5.63)
Acquisition, integration and divestiture-related costs[1]	10,582	10,582	1,665	8,917	0.09
Changes in LIFO inventory reserves	5,521	5,521	1,367	4,154	0.04
Amortization of acquisition intangibles	135,523	135,523	29,738	105,785	1.06
Goodwill, asset impairment and restructuring charges, net[2]	873,501	873,501	10,344	863,267	8.68
Gain on divestiture of business, net[3]	(775)	(775)	(188)	(587)	(0.01)
Other expense, net[4]	—	6,592	—	6,592	0.07
Non-operating pension costs	—	8,165	2,106	6,059	0.06
Net losses from derivatives	61	61	15	46	—
Other adjustments	4,901	4,901	2,450	2,451	0.02
Total adjustments	1,029,314	1,044,071	47,497	996,684	10.01
Adjusted	$711,287	$572,410	$140,696	$437,077	$4.38

Due to rounding, individual items may not sum appropriately.
1 Acquisition, integration and divestiture-related costs relate primarily to the Company’s December 2024 acquisition of Eviosys and the November 2025 divestiture of ThermoSafe.
2 Goodwill, asset impairment and restructuring charges, net primarily reflect total goodwill impairment charges of $828,875 recognized during the third quarter of 2026, including $802,000 and $26,875 for the Consumer Packaging EMEA/APAC and Global Paper Products APAC reporting units, respectively.
3 Gain on divestiture of business, net reflects the gain of $2,640 from the sale of a recycling operation in Savannah, Georgia, partially offset by a charge of $1,865 from the final net working capital settlement related to the November 2025 divestiture of ThermoSafe.
4 Amount relates to certain pre-acquisition liabilities related to the SMP EMEA business.

SONOCO PRODUCTS COMPANY

	For the nine-month period ended September 28, 2025
Dollars in thousands, except per share data	Operating Profit	Income from Continuing Operations Before Income Taxes	Provision for Income Taxes	Net Income Attributable to Sonoco	Diluted EPS
As Reported (GAAP)[1]	$497,493	$302,186	$68,364	$670,770	$6.74
Acquisition, integration and divestiture-related costs[2]	47,745	47,745	11,134	46,277	0.47
Changes in LIFO inventory reserves	1,755	1,755	433	1,322	0.01
Amortization of acquisition intangibles	135,188	135,188	29,586	105,389	1.06
Goodwill, asset impairment and restructuring charges, net	71,721	71,721	16,514	55,109	0.55
Loss/(Gain) on divestiture of business[3]	9,297	9,297	28,455	(443,706)	(4.46)
Non-operating pension costs	—	9,157	2,190	6,967	0.07
Net losses from derivatives	1,240	1,240	306	934	0.01
Other adjustments[4]	3,562	3,562	(14,456)	21,064	0.21
Total adjustments	270,508	279,665	74,162	(206,644)	(2.08)
Adjusted	$768,001	$581,851	$142,526	$464,126	$4.66

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
4 Other adjustments include discrete tax items primarily related to tax rate changes, an adjustment to deferred taxes from the post-acquisition restructuring of the partitions business, provision-to-return adjustments related to the divested TFP business, and an increase in the valuation allowance on foreign tax credits.

SONOCO PRODUCTS COMPANY
Adjusted EBITDA1

	Nine Months Ended
Dollars in thousands	September 27, 2026	September 28, 2025
Net (loss)/income attributable to Sonoco	$(559,607)	$670,770
Adjustments:
Interest expense	136,637	206,548
Interest income	(17,938)	(16,385)
Provision for income taxes	93,199	277,396
Depreciation and amortization	390,982	382,623
Non-operating pension costs	8,165	9,157
Non-operating other expense	6,592	—
Net income/(loss) attributable to noncontrolling interests	389	(17)
Goodwill, asset impairment and restructuring charges, net	873,501	72,147
Changes in LIFO inventory reserves	5,521	1,755
Gain on divestiture of business	(775)	(616,476)
Acquisition, integration and divestiture-related costs	10,582	60,421
Net loss from derivatives	61	1,240
Other non-GAAP adjustments	4,901	2,949
Adjusted EBITDA	$952,210	$1,052,128

1For the nine-month period ended September 28, 2025, Adjusted EBITDA is calculated on a total Company basis, including both continuing and discontinued operations.
The following tables reconcile segment operating profit, the closest GAAP measure of profitability, to Segment Adjusted EBITDA.

Segment Adjusted EBITDA and Adjusted EBITDA Margin Reconciliation
For the Nine Months Ended September 27, 2026
Dollars in thousands	Consumer Packaging segment	Industrial Paper Packaging segment	Corporate	Total
Segment and Total Operating Profit/(Loss)[1]	$455,917	$246,598	$(1,020,542)	$(318,027)
Adjustments:
Depreciation and amortization[2]	163,673	91,786	135,523	390,982
Other expense, net[3]	—	—	(20,178)	(20,178)
Equity in earnings of affiliates, net of tax	491	5,151	—	5,642
Goodwill, asset impairment and restructuring charges, net[4]	—	—	873,501	873,501
Changes in LIFO inventory reserves[5]	—	—	5,521	5,521
Acquisition, integration and divestiture-related costs[6]	—	—	10,582	10,582
Gain on divestiture of business[7]	—	—	(775)	(775)
Net loss from derivatives[8]	—	—	61	61
Other non-GAAP adjustments	—	—	4,901	4,901
Segment Adjusted EBITDA	$620,081	$343,535	$(11,406)	$952,210

Net Sales	$3,734,926	$1,868,576
Segment Operating Profit Margin	12.2%	13.2%
Segment Adjusted EBITDA Margin	16.6%	18.4%

SONOCO PRODUCTS COMPANY
1 As previously announced, effective January 1, 2026, results for Industrial Plastics, previously included in the All Other group of businesses, are included in the Industrial Paper Packaging segment. The Company no longer reports the results of any of its businesses in All Other.
2 Included in Corporate is the amortization of acquisition intangibles associated with the Consumer Packaging segment of $120,451 and the Industrial Paper Packaging segment of $15,072.
3 These expenses relate to charges from third-party financial institutions related to our centralized treasury program under which the Company sells certain trade accounts receivable in order to accelerate its cash collection cycle, primarily within the Consumer Packaging segment.
4 Included in Corporate are goodwill, asset impairment and restructuring charges, net associated with the Consumer Packaging segment of $844,607 and the Industrial Paper Packaging segment of $27,392.
5 Included in Corporate are changes in LIFO inventory reserves associated with the Consumer Packaging segment of $4,996 and the Industrial Paper Packaging segment of $525.
6 Included in Corporate are acquisition, integration and divestiture-related costs associated with the Consumer Packaging segment of $3,707 and the Industrial Paper Packaging segment of $159.
7 Included in Corporate is a gain of $2,640 from the sale of a recycling facility in Savannah, Georgia, part of the Industrial Paper Packaging segment, partially offset by a charge of $1,865 from the divestiture of ThermoSafe, previously part of the All Other group of businesses.
8 Included in Corporate are net losses from derivatives associated with the Consumer Packaging segment of $7 and the Industrial Paper Packaging segment of $54.

Segment and All Other Adjusted EBITDA and Adjusted EBITDA Margin Reconciliation
For the Nine Months Ended September 28, 2025
Dollars in thousands	Consumer Packaging segment	Industrial Paper Packaging segment	All Other	Corporate	Total
Segment and Total Operating Profit	$510,109	$256,038	$29,511	$(298,165)	$497,493
Adjustments:
Depreciation and amortization[1]	152,175	90,764	4,807	135,188	382,934
Other expense, net[2]	—	—	—	(20,617)	(20,617)
Equity in earnings of affiliates, net of tax	309	6,902	—	—	7,211
Goodwill, asset impairment and restructuring charges, net[3]	—	—	—	71,721	71,721
Changes in LIFO inventory reserves[4]	—	—	—	1,755	1,755
Acquisition, integration and divestiture-related costs[5]	—	—	—	47,745	47,745
Loss on divestiture of business[6]	—	—	—	9,297	9,297
Net loss from derivatives[7]	—	—	—	1,240	1,240
Other non-GAAP adjustments	—	—	—	3,562	3,562
Segment Adjusted EBITDA	$662,593	$353,704	$34,318	$(48,274)	$1,002,341

Net Sales	$3,731,872	$1,818,804	$200,101
Segment Operating Profit Margin	13.7%	14.1%	14.7%
Segment Adjusted EBITDA Margin	17.8%	19.4%	17.2%

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
3 Included in Corporate are goodwill, asset impairment and restructuring charges, net associated with the Consumer Packaging segment of $37,736, the Industrial Paper Packaging segment of $31,907, and the All Other group of businesses of $10.

SONOCO PRODUCTS COMPANY
4 Included in Corporate are changes in LIFO inventory reserves associated with the Consumer Packaging segment of $1,755.
5 Included in Corporate are acquisition, integration and divestiture-related costs associated with the Consumer Packaging segment of $22,502 and the Industrial Paper Packaging segment of $528.
6 Included in Corporate are net losses on the divestiture of businesses associated with the Industrial Paper Packaging segment of $6,297, including a loss of $2,114 from the sale of a recycling facility in Asheville, North Carolina, and losses totaling $4,183 related to the sale of a production facility in France and the entirety of our business in Venezuela.
7 Included in Corporate are net losses from derivatives associated with the Consumer Packaging segment of $120, the Industrial Paper Packaging segment of $1,072, and the All Other group of businesses of $48.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Operating activities provided cash of $217.5 million and $276.9 million in the first nine months of 2026 and 2025, respectively, a lower year-over-year provision of cash of $59.3 million. GAAP net (loss)/income decreased by $1,230.0 million year over year, from net income of $670.8 million in 2025 to a net loss of $(559.2) million in 2026, primarily as a result of non-cash goodwill impairment charges totaling $828.9 million recognized in 2026 and an after-tax gain from the divestiture of the TFP business recognized in 2025 of $424.5 million. The year-over-year change in net income was also impacted by higher other asset impairment charges and higher depreciation and amortization costs, partially offset by lower year-over-year acquisition, integration, and divestiture-related costs. Accounts receivable used cash of $289.4 million and $145.1 million during the first nine months of 2026 and 2025, respectively, in each case as a result of higher daily sales in the second and third quarters of each year. The higher year-over-year use of cash of $144.4 million was primarily the result of an increase in days sales outstanding resulting from a changing mix in customer payment terms. The Company continues to focus on cash management and expects accounts receivable reductions over the remainder of 2026. Inventories used cash of $100.5 million and $108.5 million in the first nine months of 2026 and 2025, respectively. The significant use of cash in the first nine months of both years resulted from increased inventory levels, mainly in tinplate steel, reflecting the impacts of both inflation and seasonality. The increase was greater in the prior year as inventory levels at SMP EMEA were lower at the end of 2024 following our acquisition of Eviosys on December 4, 2024. Payable to suppliers provided cash of $85.2 million and used cash of $46.1 million in the first nine months of 2026 and 2025, respectively. This resulted in a higher provision of cash year over year of $131.3 million due to the timing of purchases and scheduled payments and the effect of inflation on the cost of materials. The Company has continued to actively manage inventories and payment terms with customers and suppliers to both address risk and balance economic benefit amidst a challenging macroeconomic and geopolitical environment. Accrued expenses and other assets and liabilities used approximately $44.5 million and $44.8 million of cash in the first nine months of 2026 and 2025, respectively, for a year-over-year use of cash of $0.4 million. This use of cash was primarily driven by higher year-over-year payments of previously accrued restructuring obligations and settlement of amounts related to transition service agreements associated with the sales of TFP and ThermoSafe, partially offset by higher year-over-year conversions of revenue contract assets into cash collections. Additionally, prepaid expenses used $21.8 million of cash in 2026 and provided $31.1 million of cash in 2025, a year-over-year change of $52.9 million, primarily resulting from higher advance payments for steel purchases from China. Income taxes payable and other income tax items provided $192.1 million of cash in the same period of 2025, primarily due to the deferral of payments on the gain from the sale of the TFP business. One-half of the related tax payments was made in the fourth quarter of 2025 and the remainder was made in the first quarter of 2026. Income taxes payable and other income tax items used $57.8 million of cash in the first nine months of 2026, primarily due to the payment of taxes in 2026 on the gains from the 2025 divestitures of TFP and ThermoSafe.
Investing activities used $183.4 million of cash in the first nine months of 2026 and provided $1,584.3 million of cash in the first nine months of 2025. The year-over-year reduction of $1,767.7 million was primarily the result of lower net proceeds from the sale of businesses. During the first nine months of 2025, the Company received net cash proceeds totaling $1,807.5 million from the sale of TFP in addition to proceeds totaling $7.4 million from other divestitures. Net proceeds from the sale of businesses during the first nine months of 2026 included $4.0 million of cash proceeds from the sale of a recycling facility in Savannah, Georgia, offset by cash payments for final net working capital settlements related to the 2025 divestitures of TFP and ThermoSafe, totaling $15.2 million and $1.9 million, respectively. Cost of acquisitions, net of cash acquired, in the first nine months of 2025 included a cash receipt of $16.5 million for the final working capital settlement related to the December 2024 acquisition of Eviosys. Capital expenditures during the first nine months of 2026 totaled $188.7 million, a decrease of $64.7 million from the same period last year. The reduction reflects the Company’s intention of maintaining capital expenditures at approximately 4% of sales in order to preserve balance sheet flexibility, support debt reduction, and maintain a focus on core growth. Proceeds from the sale of assets

SONOCO PRODUCTS COMPANY
were $8.6 million higher year over year primarily reflecting the sale of the land and building of a previously closed facility in Georgia in the third quarter of 2026. Investments in affiliated companies and other net investing proceeds provided a $3.4 million year-over-year increase in cash related to proceeds from company-owned life insurance and dividends from an affiliated company representing a return of capital.
Financing activities used $208.2 million of cash in the first nine months of 2026 and used $2,090.3 million of cash in the first nine months of 2025. Net debt repayments during the first nine months of 2026 and 2025 used $47.0 million and $1,938.4 million of cash, respectively. Net debt repayments in the current year included the repayment of the $500.0 million aggregate principal amount of the Company’s 4.450% notes due September 2026, partially funded by $300.0 million of borrowings under an existing term loan facility and additional commercial paper borrowings. Net debt repayments in 2025 included the repayment of the $400.0 million aggregate principal amount of the Company’s 1.800% notes due February 2025, largely funded by commercial paper borrowings, and the April 2025 repayment of the outstanding $1.5 billion principal amount of borrowings under the Company’s 364-day term loan facility and a portion of the Company’s outstanding commercial paper borrowings using cash proceeds from the sale of TFP. Cash paid for loan financing costs in 2026 totaled $3.6 million compared with none in the prior year. The change in book cash overdrafts was a lower year-over-year provision of cash of $5.9 million. Cash used to pay dividends increased by $3.4 million year over year, reflecting the increase in the quarterly dividend payment from $0.53 per share to $0.54 per share approved by the Company’s Board of Directors in April 2026. Cash used to repurchase the Company’s common stock to satisfy employee tax withholding obligations in association with the exercise of certain share-based compensation awards was $7.2 million in the nine-month period ended September 27, 2026, compared to $10.6 million in the corresponding prior-year period.
During the nine-month period ended September 27, 2026, the Company reported a net decrease in cash and cash equivalents of $21.2 million due to currency translation adjustments resulting from a stronger U.S. dollar relative to certain foreign currencies, principally the euro, in which the Company’s cash and cash equivalents were held.
The Company’s cash balances are held in numerous locations throughout the world. At September 27, 2026 and December 31, 2025, approximately $164.5 million and $193.3 million, respectively, of the Company’s reported cash and cash equivalents balances of $183.1 million and $378.4 million, respectively, were held outside of the United States by its foreign subsidiaries. Cash held outside of the United States is available to meet local liquidity needs or for capital expenditures, acquisitions, and other offshore growth opportunities.
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
The Company maintains a revolving credit facility with total commitments of $1.25 billion and a maturity date of May 3, 2029. The Company’s $1.25 billion commercial paper program is supported by the revolving credit facility. At September 27, 2026, the Company had $164 million in commercial paper borrowings outstanding; accordingly, the committed capacity available for drawdown under its revolving credit facility at September 27, 2026 was $1.09 billion. The Company has the contractual right to draw funds directly on the underlying revolving credit facility, which could possibly occur if there were a disruption in the commercial paper market.

SONOCO PRODUCTS COMPANY
On March 23, 2026, the Company entered into a credit agreement with the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (the “Term Credit Agreement”) that provides the Company with a delayed draw term loan facility in an aggregate principal amount of up to $300.0 million on an unsecured basis (the “Term Loan Facility”). The Term Loan Facility could be drawn, subject to the satisfaction of certain conditions, on or prior to September 13, 2026. The Company drew the full $300.0 million available under this facility on August 31, 2026. Borrowings under the Term Loan Facility, net of any prepayments, will become payable in full on the second anniversary of the Funding Date (as defined in the Term Credit Agreement) and will bear interest at a fluctuating rate per annum equal to, at the Company’s option, (i) the forward-looking Secured Overnight Financing Rate term rate (such borrowings, “Term SOFR Loans”), (ii) a base rate (such borrowings, “Base Rate Loans”), or (iii) a combination thereof, plus, in each case, an applicable margin calculated based on the Company’s credit ratings, ranging from 0.850% to 1.100% per annum for Term SOFR Loans and from 0.000% to 0.100% per annum for Base Rate Loans.
On September 1, 2026, the Company repaid the $500.0 million aggregate principal amount of its 4.450% notes due September 2026 upon maturity using proceeds from the $300.0 million draw on the Term Loan Facility and the issuance of commercial paper.
On September 25, 2026, the Company entered into a first amendment (the “First Amendment”) to its existing credit agreement by and among the Company, a consortium of Farm Credit System institutions and CoBank, ACB, as administrative agent, entered into on August 7, 2023 (the “Amended Credit Agreement”). The First Amendment, among other things, provides for (i) a new $400.0 million tranche A term loan facility (the “Tranche A Term Loan”) that will mature on December 31, 2029 and (ii) a new $400.0 million tranche B delayed-draw term loan facility (the “Tranche B Term Loan” and, together with the Tranche A Term Loan, the “Term Loans”) that will mature on December 31, 2031. The Company borrowed $500.0 million under the Amended Credit Agreement on September 25, 2026, including $400.0 million under Tranche A Term Loan and $100.0 million of the Tranche B Term Loan. Pursuant to the First Amendment, the Company may borrow the remaining $300.0 million of the Tranche B Term Loan in no more than three draws of at least $25.0 million each at any time within 12 months of the date of entering into the First Amendment.
The Company used the $500.0 million funding of the Term Loans to refinance its existing $500.0 million syndicated term loan under the Existing Credit Agreement, which was scheduled to mature in August 2028. The Company expects to use the remaining $300.0 million under the Tranche B Term Loan for refinancings of certain of its outstanding indebtedness at a subsequent date.
Borrowings under the Tranche A Term Loan will mature and become payable on December 31, 2029 and bear interest, at the option of the Company, at either the Term SOFR or Daily Simple SOFR (each as defined in the First Amendment, and together, “SOFR”) plus an applicable margin, or the base rate set forth in the Amended Credit Agreement plus an applicable margin. The Company’s applicable margin with respect to the Tranche A Term Loan ranges from 1.575% to 2.075% for all SOFR borrowings and from 0.575% to 1.075% for all base rate borrowings, in each case based on the Company’s senior unsecured long-term debt ratings from S&P and/or Moody’s applicable on a given date. The Tranche A Term Loan does not require scheduled payments before maturity, and the Company may prepay it at any time without premium or penalty.
Borrowings under the Tranche B Term Loan will mature and become payable on December 31, 2031 and bear interest, at the option of the Company, at either SOFR plus an applicable margin or the base rate set forth in the Amended Credit Agreement plus an applicable margin. The Company’s applicable margin with respect to the Tranche B Term Loan ranges from 1.675% to 2.175% for all SOFR borrowings and from 0.675% to 1.175% for all base rate borrowings, in each case based on the Company’s senior unsecured long-term debt ratings from S&P and/or Moody’s applicable on a given date. The Company must also pay a ticking fee on the daily unused amount of the Tranche B Term Loan commitments until the end of the availability period. The ticking fee ranges from 0.100% to 0.225% per year based on the same debt ratings. The Tranche B Term Loan does not require scheduled payments before maturity, and the Company may prepay it at any time without premium or penalty.
The Term Loans contain various customary representations and warranties and affirmative and negative covenants, as more fully described in the Amended Credit Agreement. The Amended Credit Agreement also contains various customary events of default (subject to grace periods, as applicable) including, among others: nonpayment of principal, interest or fees; breach of covenant; payment default on, or acceleration under, certain other material indebtedness; inaccuracy of the representations or warranties in any material respect; bankruptcy or insolvency; inability to pay debts; certain unsatisfied judgments; certain ERISA-related events; the invalidity or unenforceability of the Amended Credit Agreement or certain other documents executed in connection therewith; and the occurrence of a change of control.

SONOCO PRODUCTS COMPANY
At September 27, 2026, the Company had scheduled debt maturities of approximately $510.0 million over the next twelve months. The Company believes cash on hand and available credit, including the Tranche B Term Loan, combined with expected net cash flows generated from operating and investing activities, will provide sufficient liquidity to cover these and other cash flow needs of the Company over the next twelve months and beyond.
Certain of the Company’s debt agreements impose restrictions with respect to the maintenance of financial ratios and the disposition of assets. The most restrictive covenants currently require the Company to maintain a minimum level of interest coverage and a minimum level of net worth, as defined in the agreements. As of September 27, 2026, the Company’s interest coverage and net worth were substantially above the minimum levels required under these covenants.
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
The Company anticipates making additional contributions to its pension and postretirement plans of approximately $6.1 million during the remainder of 2026, resulting in expected total contributions to these plans of approximately $23.2 million in 2026. Future funding requirements beyond the current year will vary depending largely on investment performance, future actuarial assumptions, and legislative actions.
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

SONOCO PRODUCTS COMPANY
Turkey has been deemed to be a highly inflationary economy under U.S. GAAP since the first quarter of 2022. Accordingly, the Company considers the U.S. dollar to be the functional currency of its operations in Turkey and has remeasured monetary assets and liabilities denominated in Turkish lira to U.S. dollars with changes recorded through earnings. The cumulative impact of applying highly inflationary accounting to Turkey has been a pretax charge to earnings of $9.1 million ($7.0 million after tax), including $(0.1) million ($(0.1) million after tax) during the nine-month period ended September 27, 2026. The magnitude of future earnings impacts, however, is uncertain as such impacts are dependent upon unpredictable movements in the Turkish lira relative to the U.S. dollar. In addition to remeasurement-related charges, significant deterioration in the Turkish economy could result in the recognition of future impairment charges. However, the Company believes its exposure is limited to its net investment in Turkey, which was approximately $45 million as of September 27, 2026.
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
At September 27, 2026, the Company had derivative contracts outstanding to hedge the prices on a portion of anticipated aluminum purchases. These contracts, some of which qualify as cash flow hedges, include aluminum swaps totaling 4,816 metric tons. The fair value of the Company’s commodity cash flow hedges netted to gain positions of $0.9 million and $1.7 million at September 27, 2026 and December 31, 2025, respectively. The amount of the gain included in accumulated other comprehensive (loss)/income at September 27, 2026 expected to be reclassified to the income statement during the next twelve months is $0.9 million.
The Company routinely enters into derivative currency contracts to mitigate the risk of unfavorable fluctuations in the exchange rate on certain anticipated foreign currency cash flows. The total market value of these instruments resulted in a net gain position of $0.3 million and $49 thousand at September 27, 2026 and December 31, 2025, respectively. In addition, at September 27, 2026, the Company had various currency contracts outstanding to hedge the currency exposure of intercompany debt and foreign currency denominated receivables and payables. Although placed as economic hedges, the Company does not apply hedge accounting to these instruments. As such, changes in fair value are recorded directly to income and expense in the periods that they occur. The fair value of the Company’s non-designated derivatives position was a loss of $0.6 million and $1.1 million at September 27, 2026 and December 31, 2025, respectively.

SONOCO PRODUCTS COMPANY
In April 2024, the Company entered into cross-currency swap agreements with a total notional amount of $500 million, maturing on May 1, 2027, to effectively convert a portion of the Company’s fixed-rate U.S. dollar-denominated debt, including the semi-annual interest payments, to fixed-rate euro-denominated debt at the prevailing market rate at execution.
In December 2024, the Company entered into additional cross-currency swap agreements with a total notional amount of $1.5 billion, including $500 million maturing on September 1, 2026, $500 million maturing on September 1, 2029, and $500 million maturing on May 1, 2030. During the third quarter of 2026, the Company amended the $500 million tranche originally maturing on September 1, 2026 to extend its maturity to September 1, 2028 and revise the fixed coupon rates. The notional amounts and contractual exchange rates of the amended swaps remained unchanged. The swaps effectively convert a portion of the Company’s fixed-rate U.S. dollar-denominated debt, including the semi-annual interest payments, to fixed-rate euro-denominated debt at the prevailing market rate at execution.
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
The gain or loss on the net investment hedge derivative instruments is included in the “Foreign currency translation” component of “Accumulated other comprehensive (loss)/income” until the net investment is sold, diluted, or liquidated. Net interest income on the cross-currency swaps totaling $8.9 million and $30.9 million for the three and nine months ended September 27, 2026 are excluded from the net investment hedge effectiveness assessment and are recorded in “Interest expense” in the Company’s Condensed Consolidated Statements of Income. The assumptions used in measuring fair value of the cross-currency swaps are considered level 2 inputs, which are based upon the Euro-to-U.S. dollar exchange rate market.
The fair value of the Company’s net investment hedges was a loss position of $146.1 million and $207.2 million at September 27, 2026 and December 31, 2025, respectively. Foreign currency translation loss of $108.9 million (net of income taxes of $37.3 million) and a loss of $154.4 million (net of income taxes of $52.8 million) were reported as components of “Accumulated other comprehensive (loss)/income” within “Foreign currency items” at September 27, 2026 and December 31, 2025, respectively.
As a result of continued strengthening of the U.S. dollar against the euro, the fair value of the Company’s net investment hedge continued to appreciate through the month of September 2026. On September 30, 2026, subsequent to the end of the third quarter, the Company terminated the cross-currency swap agreements entered into in June 2025, with a total notional amount of $285 million, ahead of their February 1, 2027 maturity, and received a cash settlement of $9.5 million. The foreign currency translation gain of approximately $0.4 million net of tax, will be included as a component of “Accumulated other comprehensive (loss)/income” in the fourth quarter of 2026.
The Company has an investment in preferred stock of a nonaffiliated private company that is accounted for under the measurement alternative of cost less impairment, adjusted for any qualifying observable price changes. Observable price changes would consist of Level 2 inputs based on privately negotiated transactions with the nonaffiliated company. The preferred stock balance of $21.2 million is included in “Other Assets” in the Company’s Condensed Consolidated Balance Sheet as of September 27, 2026.
During the first nine months of 2026, the U.S. dollar strengthened against most of the functional currencies in which the Company’s foreign investments are held, including the euro, the British pound, the Polish zloty, the Moroccan dirham, and the Indonesian rupiah. During this same period, the U.S. dollar weakened against the Brazilian real, the Mexican peso, and the Colombian peso. The impact of these changes, and the changes in the net investment hedge discussed above, resulted in a net translation loss of approximately $106 million being recorded in “Accumulated other comprehensive (loss)/income” during the nine-month period ended September 27, 2026.
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
Critical Accounting Estimates
Impairment of Goodwill
The Company assesses goodwill for impairment annually during the third quarter and more frequently on an interim basis when events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value. If the fair value of a reporting unit exceeds the carrying value of that reporting unit, there is no impairment. If the carrying value of a reporting unit exceeds the fair value of that reporting unit, an impairment charge to goodwill is recognized for the excess. The Company’s reporting units, as determined in accordance with ASC 350, “Intangibles-Goodwill and Other,” are the same as, or one level below, its operating segments, as determined in accordance with ASC 280, “Segment Reporting.”
The Company completed its most recent annual goodwill impairment testing during the third quarter of 2026. For testing purposes, the Company performed an assessment of each reporting unit using either a qualitative evaluation or a quantitative test. The qualitative evaluations involved consideration of factors such as the macroeconomic environment, the industry, the Company’s overall financial performance, the current and projected financial performance of specific reporting units, and business strategy changes. The quantitative tests, described further below, relied on management’s long-term financial projections for the reporting units and took into consideration, among other things, specific business unit risk, the countries in which the reporting units operate, and implied fair values based on comparable trading multiples.
When performing a quantitative analysis, the Company estimates the fair value of its reporting units using an equal weighting of the market and income approaches. Under the market approach, the Company estimates fair value using valuation multiples from guideline public companies and, where appropriate, comparable transactions. Under the income approach, the Company uses a discounted cash flow model based on projections of future years’ operating results and associated cash flows. The Company’s assessments reflect significant management assumptions and estimates related to the Company’s forecast of sales growth, EBITDA, and discount rates, and residual growth rates. The Company’s model discounts projected future cash flows, forecasted over a five-year period, together with an estimated residual value. The Company’s projections reflect management’s estimates of expected future operating results, based on information available as of the assessment date. Projected future cash flows are discounted to present value using a discount rate that management believes is appropriate for the reporting unit.
The Company’s assessments, whether qualitative or quantitative, incorporate management’s expectations for the future, including forecasted growth rates and/or margin improvements. Therefore, changes in relevant facts and circumstances and/or expectations could change management’s conclusions regarding goodwill impairment.
The estimated fair values of the Company’s reporting units are sensitive to changes in the assumptions used in the impairment assessments. Depending on the relevant facts and circumstances, an adverse change in one significant assumption, or in a combination of assumptions, could reduce the estimated fair value of a reporting unit and result in a goodwill impairment. Management considers the assumptions used to be its best estimates across a range of possible outcomes based on available evidence at the time of the assessment.
Based on the impairment assessments, the Company determined that the carrying values of the Consumer Packaging EMEA/APAC reporting unit and the Global Paper Products APAC reporting unit exceeded their respective estimated fair values. As a result, the Company recognized $828.9 million of total goodwill impairment charges during the third quarter of 2026, including $802.0 million and $26.9 million for the Consumer Packaging EMEA/APAC and Global Paper Products APAC reporting units, respectively. These charges were reflected in “Goodwill, asset impairment and restructuring charges, net” in the Condensed Consolidated Statements of Income during the third quarter of 2026.

SONOCO PRODUCTS COMPANY
The goodwill of the Consumer Packaging EMEA/APAC reporting unit was primarily attributable to the acquisition of Eviosys in December 2024, at which time the majority of the assets and liabilities acquired were recorded at fair value. In its prior year goodwill impairment assessment, the Company determined that the Metal Packaging EMEA reporting unit, also referred to as the Sonoco Metal Packaging EMEA/APAC reporting unit, comprised entirely of the Eviosys operations, had an estimated fair value that exceeded its carrying value by 3.1%. As disclosed in previous filings, the goodwill balance of this reporting unit was at risk of impairment in the near term if the reporting unit’s operations did not perform in line with management’s expectations, or if there was a negative change in the long-term financial outlook for the reporting unit. Effective January 1, 2026, the Company consolidated its global metal packaging and rigid paper containers businesses under one structure based on two geographies: Consumer Packaging, Americas and Consumer Packaging EMEA/APAC. As a result of this change, the Company revised its reporting unit structure, and the Consumer Packaging EMEA/APAC reporting unit included the Eviosys operations and the Company’s rigid paper packaging operations in the EMEA/APAC region. The Company evaluated the effect of the reorganization on its reporting units and the goodwill assigned to those reporting units in accordance with ASC 350. Following the 2025 annual impairment assessment, the Company continued to monitor the Consumer Packaging EMEA/APAC reporting unit, which the Company had previously identified as being at risk of impairment if its operations did not perform in line with management’s expectations or its long-term financial outlook deteriorated.
Throughout the first nine months of 2026, global macroeconomic, geopolitical and trade-related conditions continued to evolve as changes in U.S. tariff policies, together with continued inflationary pressures on fuel, energy and key raw materials and heightened geopolitical uncertainty, adversely affected the Consumer Packaging EMEA/APAC reporting unit’s operating outlook and reduced the level of purchasing synergies previously expected to be realized from the Eviosys acquisition. These pressures were compounded during the third quarter by the implementation of more restrictive European steel import measures, including reduced duty-free quota volumes and higher out-of-quota tariff rates, which reduced the availability of competitively priced imported tinplate, limited the Company's ability to realize certain anticipated procurement synergies and global sourcing benefits, led to higher-than-expected input costs, and contributed to lower demand for the metal packaging business, and by adverse weather conditions and events during the 2026 European agriculture and packing season, which resulted in lower pack volumes and yields than previously anticipated and reduced customer demand for metal packaging in Europe. Although no individual development was determinative, the cumulative effect of these conditions, together with the reporting unit’s operating performance through the initial packing season, caused management to reduce its projected revenues, profitability and cash flows in connection with the third-quarter annual impairment assessment. The revised projections reflected lower expected sales volumes, reduced anticipated purchasing synergies, and lower projected margins relative to the projections considered in connection with the Company’s prior assessment, resulting in lower projected EBITDA and cash flows over the discrete forecast period. The resulting reduction in projected financial performance lowered the estimated fair value of the reporting unit below its carrying value. Based on an equal weighting of the income and market approaches, the fair value of the Consumer Packaging EMEA/APAC reporting unit was determined to be $802.0 million lower than its carrying value and a goodwill impairment charge in that amount was recognized, leaving a remaining goodwill balance of $624.2 million for this reporting unit at September 27, 2026.
Following recognition of the impairment charge, the estimated fair value of the Consumer Packaging EMEA/APAC reporting unit approximated its carrying value. Accordingly, the reporting unit remains at risk of additional impairment if its actual or projected operating results deteriorate or if other valuation assumptions, including the discount rate, change adversely.

SONOCO PRODUCTS COMPANY
As previously disclosed, the goodwill of the Global Paper Products APAC reporting unit had also been determined to be at risk of impairment in the near term if its operations did not perform in line with management’s expectations, or if there was a negative change in the long-term financial outlook for the reporting unit. In its prior year goodwill impairment assessment, the Company determined that Global Paper Products APAC had an estimated fair value that exceeded its carrying value by 9.0%. Following the 2025 annual impairment assessment, the Company continued to monitor the Global Paper Products APAC reporting unit, which the Company had previously identified as being at risk of impairment if its operations did not perform in line with management’s expectations or its long-term financial outlook deteriorated. During 2026, global macroeconomic factors, including cost pressures on fuel and energy, have resulted in lower financial projections for this reporting unit. The revised projections reflected lower expected volumes and lower projected margins, resulting in lower projected EBITDA and cash flows over the discrete forecast period. Based on an equal weighting of the income and market approaches, the fair value of the Global Paper Products APAC reporting unit was determined to be $26.9 million lower than its carrying value and a goodwill impairment charge in that amount was recognized. The impairment charge represented the full amount of goodwill assigned to this reporting unit. Accordingly, no goodwill remained assigned to the Global Paper Products APAC reporting unit following the impairment.
In connection with its annual impairment testing, the Company separately evaluated the recoverability of long-lived assets, including property, plant, and equipment, definite-lived intangible assets, and other long-lived assets, under ASC 360 for the applicable asset groups of the Consumer Packaging EMEA/APAC and Global Paper Products APAC reporting units. Based on expected undiscounted future cash flows, the Company concluded that the carrying values of the applicable asset groups were recoverable and, accordingly, no impairment charges for long-lived assets were required as of September 27, 2026.
In addition, although the Global Paper Products Europe reporting unit did not fail the annual impairment test, in management’s opinion, its goodwill balance of $124.2 million at September 27, 2026 is at risk of impairment in the near term if its operations do not perform in line with management’s expectations, if there is a negative change in the long-term financial outlook for the reporting unit, or if there is an adverse change in other valuation assumptions, including the discount rate.
Sensitivity Analysis
In the annual goodwill impairment analysis completed during the third quarter of 2026, projected future cash flows for the Consumer Packaging EMEA/APAC, Global Paper Products APAC, and Global Paper Products Europe reporting units were discounted at 10.5%, 11.0%, and 10.0%, respectively. Before recognition of the impairment charges, the estimated fair values of the Consumer Packaging EMEA/APAC and Global Paper Products APAC reporting units were below their carrying values by approximately 18.4% and 28.9%, respectively. The estimated fair value of the Global Paper Products Europe reporting unit exceeded its carrying value by approximately 22.2%.
Based on an equal weighting of the income and market approaches and holding other valuation assumptions constant, the discount rate for the Global Paper Products Europe reporting unit would have to increase to 15.1%, or projected EBITDA across all future periods would have to be reduced by approximately 16.4%, in order for the estimated fair value of the reporting unit to fall below carrying value. Because the impairment of the Global Paper Products APAC reporting unit represented the full amount of goodwill assigned to that reporting unit, no goodwill remained at that reporting unit following the impairment.
Following the goodwill impairment recognized during the third quarter of 2026, the estimated fair value of the Consumer Packaging EMEA/APAC reporting unit approximated its carrying value. However, this unit remains at risk of additional impairment in the near term if its operations do not perform in line with management’s expectations, or if there is a negative change in its long-term financial outlook, or in other factors, such as the discount rate.
Other Critical Accounting Estimates
See Part II, Item 7, “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025.

SONOCO PRODUCTS COMPANY

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Information about the Company’s exposure to market risk is discussed under Part I, Item 2 in this Quarterly Report on Form 10-Q and was disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission (“SEC”) on February 26, 2026. During the third quarter of 2026, the Company amended a $500.0 million cross-currency swap agreement to extend its maturity from September 1, 2026 to September 1, 2028. Subsequent to quarter end, the Company terminated a $285.0 million cross-currency swap agreement that would have matured on February 1, 2027. The Company does not believe these actions materially changed its foreign currency or interest rate risk exposures and there have been no other material quantitative or qualitative changes in market risk exposure since the date of that filing.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision, and with the participation, of our management, including our Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation pursuant to Rule 13a-15(b) under the Exchange Act of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO concluded that such controls and procedures, as of September 27, 2026, the end of the period covered by this Quarterly Report on Form 10-Q, were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. For this purpose, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information that is required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting occurring during the quarter ended September 27, 2026 that materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Environmental Matters
The Company has been named as a potentially responsible party (“PRP”) at several environmentally contaminated sites not owned by the Company. All of the sites are also the responsibility of other parties. The Company’s liability, if any, is shared with such other parties, but the Company’s share has not been finally determined in most cases. In some cases, the Company has cost-sharing arrangements with other PRPs with respect to a particular site. Such agreements relate to the sharing of legal defense costs or cleanup costs, or both. The Company has assumed, for purposes of estimating amounts to be accrued, that the other parties to such cost-sharing agreements will perform as agreed. It appears that final resolution of some of the sites is years away, and actual costs to be incurred for these environmental matters in future periods is likely to vary from current estimates because of the inherent uncertainties in evaluating environmental exposures. Accordingly, the ultimate cost to the Company with respect to such sites, beyond what has been accrued at September 27, 2026, cannot be determined. As of September 27, 2026 and December 31, 2025, the Company had accrued $1.6 million and $1.8 million, respectively, related to environmental contingencies.
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
Insider Trading Arrangements
During the three months ended September 27, 2026, none of the Company’s officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement.

SONOCO PRODUCTS COMPANY

Item 6.	Exhibits.

Exhibit Index
3.1	Restated Articles of Incorporation, as amended April 21, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed April 22, 2022)
3.2	By-Laws of Sonoco Products Company, as amended October 17, 2023 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, filed October 19, 2023)
10.1*
First Amendment to Credit Agreement, dated as of September 25, 2026, among Sonoco Products Company, as Borrower, CoBank, ACB, as Administrative Agent, and the Lenders party hereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed September 30, 2026)

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

SONOCO PRODUCTS COMPANY
(Registrant)

Date:	October 28, 2026	By:	/s/ Paul Joachimczyk
Paul Joachimczyk
Chief Financial Officer
(principal financial officer and principal accounting officer)